Form 10-Q
period 1996-09-30
WVS FINANCIAL CORP
filed 1996-11-12
CIK 910679

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                         Commission File Number: 0-22444

                                 WVS FINANCIAL CORP.
                  ---------------------------------------------------
                 (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                 25-1710500
      ------------------------------                 ---------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification Number)

           9001 PERRY HIGHWAY
        PITTSBURGH, PENNSYLVANIA                             15237
     -------------------------------                  -------------------
         (Address of principal                             (Zip Code)
          executive offices)

                                 (412)364-1911
                          ---------------------------
                        (Registrant's telephone number,
                              including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days. YES  X   NO
                                                  ---     ---

     Shares outstanding as of November 7, 1996: 1,736,960 shares Common Stock, $.01 par value.

                          WVS FINANCIAL CORP. AND SUBSIDIARY
                          ----------------------------------

                                        INDEX
                                        -----

    PART I.           FINANCIAL INFORMATION                                 PAGE
    -------           ---------------------                                 ----


    Item 1.           Financial Statements

                      Consolidated Statements of Financial
                      Condition as of September 30, 1996
                      and June 30, 1996 (Unaudited)                          3

                      Consolidated Statements of Income
                      for the Three Months Ended
                      September 30, 1996 and 1995 (Unaudited)                4

                      Consolidated Statements of Cash Flows
                      for the Three Months Ended September 30,
                      1996 and 1995 (Unaudited)                              5

                      Consolidated Statements of Changes in
                      Stockholders' Equity for the Three Months
                      Ended September 30, 1996 (Unaudited)                   7

                      Notes to Unaudited Consolidated
                      Financial Statements                                   8

    Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations for the Three Months Ended
                      September 30, 1996                                    10

    PART II.          OTHER INFORMATION                                     PAGE
    --------          -----------------                                     ----

    Item 1.           Legal Proceedings                                     19
    Item 2.           Changes in Securities                                 19
    Item 3.           Defaults upon Senior Securities                       19
    Item 4.           Submission of Matters to a Vote of
                      Security Holders                                      19
    Item 5.           Other Information                                     20
    Item 6.           Exhibits and Reports on Form 8-K                      20
    Signatures                                                              21


                        WVS FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)
                                 (in thousands)



                                                     September 30,    June 30,
                                                         1996             1996
                                                     -------------    --------

       ASSETS
       ------
Cash and due from banks                                  $     541    $     508
Interest-earning demand deposits                               708        2,219
Investment securities available-for-sale
   (amortized cost of $2,682 and $2,193)                     2,471        1,981
Investment securities held-to-maturity
   (market value of $65,084 and $56,671)                    65,543       57,237
Mortgage-backed securities available-for-sale
   (amortized cost of $20,698 and $22,775)                  20,395       22,428
Mortgage-backed securities held-to-maturity
   (market value of $19,579 and $19,733)                    19,580       19,690
Federal Home Loan Bank stock, at cost                        2,368        1,900
Net loans receivable                                       149,318      149,011
Accrued interest receivable                                  2,138        2,373
Real estate owned                                               26          ---
Premises and equipment                                       1,312        1,327
Deferred taxes and other assets                              1,420          948
                                                         ---------    ---------
       TOTAL ASSETS                                      $ 265,820    $ 259,622
                                                         ---------    ---------
                                                         ---------    ---------


       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                         $   5,685    $   6,259
   NOW accounts                                             13,830       14,252
   Savings accounts                                         36,445       37,976
   Money market accounts                                    11,698       11,682
   Certificates of deposit                                 100,075      100,674
                                                         ---------    ---------
   Total savings deposits                                  167,733      170,843
Federal Home Loan Bank advances                             47,357       38,000
Other borrowings                                            11,794       10,652
Advance payments by borrowers for taxes and insurance        1,262        3,772
Accrued interest payable                                     1,533        1,425
Other liabilities                                            1,891          892
                                                         ---------    ---------
       TOTAL LIABILITIES                                   231,570      225,584
                                                         ---------    ---------

Stockholders' equity:
Preferred stock:
  5,000,000 shares, no par value per share,
     authorized; none outstanding                              ---          ---
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
     1,736,960 and 1,736,760 shares issued and outstanding      17           17
Additional paid-in capital                                  16,971       16,947
Retained earnings, substantially restricted                 18,949       18,861
Unallocated shares - Recognition and Retention Plans          (784)        (835)
Unallocated shares - Employee Stock Ownership Plan            (564)        (584)
                                                         ---------    ---------
                                                            34,589       34,406
Unrealized loss on available-for-sale securities              (339)        (368)
                                                         ---------    ---------
       TOTAL STOCKHOLDERS' EQUITY                           34,250       34,038
                                                         ---------    ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 265,820    $ 259,622

                                                         ---------    ---------
                                                         ---------    ---------




            See accompanying notes to consolidated financial statements.

                        WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
                                   (in thousands)

                                                              Three Months Ended
                                                                 September 30,
                                                              ------------------
                                                                1996      1995
                                                              --------  --------
    INTEREST AND DIVIDEND INCOME:
      Loans                                                   $ 3,083    $ 2,849
      Investment securities                                     1,210      1,273
      Mortgage-backed securities                                  711        342
      Interest-earning deposits with other institutions            28         26
      Federal Home Loan Bank stock                                 33         20
                                                              -------    -------
      Total interest and dividend income                        5,065      4,510
                                                              -------    -------


    INTEREST EXPENSE:
      Deposits                                                  1,773      1,871
      Borrowings                                                  747        316
      Advance payments by borrowers for taxes and insurance         8          7
                                                              -------    -------
        Total interest expense                                  2,528      2,194
                                                              -------    -------

    NET INTEREST INCOME                                         2,537      2,316
    PROVISION FOR LOAN LOSSES                                      30         37
                                                              -------    -------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         2,507      2,279
                                                              -------    -------

    NON-INTEREST INCOME:
      Service charges on deposits                                  48         49
      Investment securities gains                                  26        ---
      Other                                                        36         31
                                                              -------    -------
         Total non-interest income                                110         80
                                                              -------    -------

    NON-INTEREST EXPENSE:
      Unusual item - shareholder litigation costs                 ---          1
      Salaries and employee benefits                              636        619
      Occupancy and equipment                                     100        103
      Deposit insurance premium                                 1,239        100
      Data processing                                              42         43
      Correspondent bank service charges                           28         27
      Other                                                       158        138
                                                              -------    -------
         Total non-interest expense                             2,203      1,031
                                                              -------    -------

    INCOME BEFORE INCOME TAXES                                    414      1,328
    INCOME TAXES                                                  164        553
                                                              -------    -------

    NET INCOME                                               $    250   $    775
                                                              -------    -------
                                                              -------    -------

    EARNINGS PER SHARE:
      Primary                                                   $0.14      $0.45
      Fully Diluted                                             $0.14      $0.45

    AVERAGE SHARES OUTSTANDING:
      Primary                                               1,741,995  1,722,803
      Fully Diluted                                         1,743,938  1,728,920


            See accompanying notes to consolidated financial statements.

                        WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                   (in thousands)

                                                             Three Months Ended
                                                                 September 30,
                                                              ------------------
                                                                1996      1995
                                                              --------   -------
OPERATING ACTIVITIES
Net income                                                   $   250    $   775
Adjustments to reconcile net income to cash provided
      by operating activities:
    Provision for loan and real estate owned losses               30         37
    Gain on sale of Real Estate Owned                             (8)       ---
    Gain on sale of mortgage-backed securities                   (26)       ---
    Depreciation and amortization, net                            33         34
    Amortization of discounts, premiums and deferred
      loan fees                                                   17          7
    Amortization of ESOP, RRP and deferred and
      unearned compensation                                       93         87
    Decrease (increase) in accrued interest receivable           234       (338)
    Increase in accrued interest payable                         108        252
    Decrease in accrued and deferred taxes                      (479)      (105)
    Other, net                                                   991       (212)
                                                             -------    --------
      Net cash provided by operating activities                1,243        537
                                                             --------   --------
INVESTING ACTIVITIES
Available-for-sale:
    Purchases of investments and mortgage-
       backed securities                                        (490)      (247)
    Proceeds from repayments of investments
       and mortgage-backed securities                            432        ---
    Proceeds from sale of investments and
       mortgage-backed securities                              1,665        ---
Held-to-maturity:
    Purchases of investments and mortgage-
       backed securities                                     (18,183)   (27,474)
    Proceeds from repayments of investments
       and mortgage-backed securities                         10,033     18,871
Increase in net loans receivable                                (459)    (2,142)
Sale of real estate owned                                         47        ---
Increase in FHLB stock                                          (468)      (147)
Purchases of premises and equipment                              (18)        (1)
                                                             --------   --------
       Net cash used for investing activities                 (7,441)   (11,140)
                                                             --------   --------

            See accompanying notes to consolidated financial statements.

                        WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                   (in thousands)

                                                              Three Months Ended September 30,
                                                              --------------------------------
                                                                 1996                   1995
                                                              ----------             ----------
FINANCING ACTIVITIES

Net decrease in transaction and passbook accounts               (2,511)                (1,272)
Net (decrease) increase in certificates of deposit                (598)                 5,076
Net increase in borrowings                                      10,499                  9,022
Net decrease in advance payments by borrowers
    for taxes and insurance                                     (2,510)                (2,062)
Net proceeds from issuance of common stock                           2                   ---
Cash dividends paid                                               (162)                   (97)
                                                                -------                ------
    Net cash provided by financing activities                    4,720                 10,667
                                                                -------                ------
    (Decrease) increase in cash and cash equivalents            (1,478)                    64

CASH AND CASH EQUIVALENTS AT BEGINNING
OF THE PERIOD                                                    2,727                  4,218
                                                                -------                ------
CASH AND CASH EQUIVALENTS AT END
OF THE PERIOD                                                  $ 1,249                $ 4,282
                                                                -------                ------
                                                                -------                ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during the period for:
      Interest on deposits, escrows and
        borrowings                                              $ 2,420               $ 2,064
      Income taxes                                                  655                   413

    Noncash item:
      Foreclosed mortgage loans transferred
        to real estate owned                                         64                    15

            See accompanying notes to consolidated financial statements.
                                       6

                     WVS FINANCIAL CORP. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)
                               (in thousands)

                                                                                                             Retained
                                        Additional     Unallocated      Unallocated     Net Unrealized      Earnings-
                            Common       Paid-in       Shares Held      Shares Held         Loss on       Substantially
                             Stock        Capital         by ESOP           by RRP         Securities       Restricted     Total
                            -------      ----------     -----------     -----------     --------------    -------------   -------

Balance at June 30, 1996      $17         $16,947          $(584)          $(835)            $(368)           $18,861     $34,038

Release of earned
Employee Stock Ownership
Plan (ESOP) shares                             22             20                                                               42

Accrued compensation
expense for Recognition
and Retention Plans (RRP)                                                     51                                               51

Exercise of Stock Options                       2                                                                               2

Change in unrealized
loss, net of income
taxes of $15                                                                                    29                             29

Cash dividends declared
($0.10 per share)                                                                                                (162)       (162)

Net income                                                                                                        250         250
                            -------      ----------     -----------     -----------     --------------    -------------   -------
Balance at
September 30, 1996            $17         $16,971          $(564)          $(784)            $(339)           $18,949     $34,250
                            -------      ----------     -----------     -----------     --------------    -------------   -------
                            -------      ----------     -----------     -----------     --------------    -------------   -------




    See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  EARNINGS PER SHARE

    Primary earnings per share amounts are calculated based on the weighted average number of shares actually outstanding, less average unearned ESOP shares, plus the shares that would be outstanding assuming the exercise of dilutive stock options which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of the stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock. The number of shares used in the computation of primary earnings per share totaled 1,741,995 for the three months ended September 30, 1996.

    Fully diluted earnings per share amounts are calculated based on an increased number of shares that would be outstanding assuming the exercise of dilutive stock options. The number of additional shares that would be issued from the exercise of the stock options has been reduced by the number of shares that could have been purchased from the proceeds at the end of period market price of the Company's common stock. The number of shares used in the computation of fully diluted earnings per share totaled 1,743,938 for the three months ended September 30, 1996.


3.  LITIGATION

    A settlement was entered into during the fourth quarter of fiscal 1995 in connection with the class action lawsuit filed by Jeffrey Carberry, ET. AL., in the United States District Court for the Western District of Pennsylvania against the Company and the Savings Bank. The lawsuit alleged, among other things, antitrust and securities laws violations in connection with the Savings Bank's mutual - to - stock conversion. The
    Company entered into the settlement to, among other reasons, avoid the cost of and disruption of the continuing litigation. During the quarter and fiscal year ended June 30, 1995, the Company established a provision for the settlement of litigation totaling $491,000. On January 16, 1996, the Company received an executed Release of Claims (the "Release") in connection with this lawsuit. The Release fully and finally discharged all Defendants from all claims, causes of action and disputes of any kind that the class members directly or indirectly had with respect to the Plaintiff's claims. Also on January 16, 1996, the Company's insurance carrier entered into a settlement with regard to coverage for claims and costs of defense arising from the previously settled class action lawsuit. The insurance carrier agreed to pay the Savings Bank, as designee of the officers and directors, the sum of approximately $391,000 to reimburse the Company and the Savings Bank for litigation defense and settlement costs incurred or accrued through December 1, 1995. In addition, the insurance carrier agreed to pay 50% of the amount of future defense costs and expenses relating to the Carberry lawsuit that may arise after December 1, 1995, for a one year period beginning January 15, 1996.

    On March 27, 1995, the United States District Court for the Western District of Pennsylvania entered an Opinion and Orders dismissing in its entirety a lawsuit brought by Plaintiff William S. Karn, who is a depositor of the Savings Bank and a shareholder of the Company, which alleged, among other things, antitrust and securities laws violations in connection with the Savings Bank's mutual - to - stock conversion. The court also dismissed this same Plaintiff's federal claims in a second and substantially similar lawsuit while remanding to the Court of Common Pleas of Allegheny County any cognizable state law claims. This Plaintiff has filed Motion to Amend Judgment with the Court on the Opinion and Orders and a Memorandum Response in Opposition has been filed. On August 28, 1995, the Court denied the Plaintiff's motion to Amend Judgment.

    The Company is involved with various other legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS.

                          WVS FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996


GENERAL

    WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

    West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. Originally organized under Pennsylvania law in 1908 as West View Building Loan Association, West View changed its name to West View Savings and Loan Association in 1954. In June 1992, West View converted from a Pennsylvania-chartered mutual savings and loan association to a Pennsylvania-chartered mutual savings bank. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 1996.

    The operating results of the Company depend primarily upon its net interest income, which is determined by the difference between income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing liabilities, which consist primarily of deposits. The Company's net income is also affected by its provision for loan losses, as well as the level of its non-interest income, including loan fees and service charges, and its non-interest expenses, such as compensation and employee benefits, income taxes, deposit insurance and occupancy costs.

    The Company's strategy focuses on traditional thrift lending, maintaining asset quality and increasing core earnings.

FINANCIAL CONDITION

    The Company's assets totaled $265.8 million at September 30, 1996 as compared to $259.6 million at June 30, 1996. The $6.2 million or 2.4% increase in total assets was accompanied by a $6.0 million increase in total liabilities and a $212 thousand increase in stockholders' equity for the quarter ended September 30, 1996. The growth in total assets of $6.2 million was primarily comprised of a $6.7 million or 6.6% increase in investment and mortgage-backed securities which was partially offset by a $235 thousand or 9.9% decrease in accrued interest receivable. The Company's total liabilities increased $6.0 million or 2.7% to $231.6 million as of September 30, 1996 from $225.6 million as of June 30, 1996. The $6.0 million increase in total liabilities was primarily comprised of a $10.5 million or 21.6% increase in Federal Home Loan Bank advances and other borrowings which was partially offset by a $3.1 million or 1.8% decrease in deposits. Total stockholders' equity increased $212 thousand or 0.6% to $34.2 million as of September 30, 1996 from $34.0 million as of June 30, 1996, primarily due to $250 thousand of Company net income for the quarter ended September 30, 1996.




    ASSET AND LIABILITY MANAGEMENT. The Company continued a strategy designed to reduce the interest rate sensitivity of its financial assets to its financial liabilities. The primary elements of this strategy include: (i) expanding the Company's investment arbitrage program in order to enhance net interest income;
(ii) reducing the Company's level of short-term liquid investments by funding loan commitments and purchasing longer-term investment securities; (iii) emphasizing the retention of lower-cost savings accounts and other core deposits; (iv) pricing the Company's certificates of deposit and loan products nearer to the market average rate as opposed to the upper range of market offered rates.

    The Company has expanded its investment arbitrage program, originally initiated in the third quarter of fiscal 1994, throughout fiscal 1997 in order to realize additional net interest income. Under this strategy, a longer-term callable or noncallable investment security, or mortgage-backed security, is purchased and funded through the use of short-term non-deposit liabilities, such as Federal Home Loan Bank ("FHLB") of Pittsburgh advances or other borrowings. With this strategy, the Company increases its net interest margin, but also faces the risk, during periods of rising market interest rates, such as has been experienced during the second half of fiscal 1996 and the first quarter of fiscal 1997, that it may experience a decline in net interest income if the rate paid on its short-term borrowings rises above the rate earned on the investment security purchased. In order to mitigate this exposure, the Board has placed certain restrictions on the investment arbitrage program, including: (i) the average outstanding daily balance of short-term borrowings, computed quarterly, may not exceed approximately $75.0 million; (ii) suitable investments shall be confined to those meeting the credit quality criteria outlined in the Company's investment policy; and (iii) each security purchased shall initially yield a minimum of seventy-five basis points above the incremental rate paid on short-term borrowings, at the time of purchase.

    The Company has continued to aggressively purchase bonds with optional principal redemption features ("callable bonds") in order to capture additional net interest income. Callable bonds generally provide investors with higher rates of return than noncallable bonds because the issuer has the option to redeem the bonds before maturity. While this strategy affords WVS the current opportunity to improve its net interest income, during a period of declining interest rates the

Company would be exposed to the risk that the investment will be redeemed prior to its final stated maturity. In order to mitigate this risk, the Company has funded its purchases of callable bonds primarily with short-term borrowings. During the quarter ended September 30, 1996, the Company purchased approximately $9.6 million of callable bonds with an approximate weighted average yield to call and maturity of 9.4% and 8.4%, respectively. In addition, the Company sold approximately $1.7 million of adjustable rate mortgage-backed securities with an approximate weighted average yield of 6.6% at a gain of $26 thousand.

    The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank's market area. The Company will continue to offer land acquisition and development and shorter-term construction loans, primarily on residential properties, to partially increase its loan asset sensitivity.

    During the quarter ended September 30, 1996, the Company lengthened the maturity structure of a portion of its borrowings in order to lock in a favorable cost of funds on a longer term basis. The Company borrowed approximately $19.4 million from the FHLB as follows: $13.0 million of convertible advances, with terms ranging from three years to five years, at a weighted average rate of 5.88% and $6.4 million of various fixed rate advances with terms ranging from eighteen to twenty-four months with a weighted average rate of 6.08%. Convertible advances generally provide for a fixed rate of interest for a portion of the term of the advance, an ability for the FHLB to convert the advance from a fixed rate to an adjustable rate at some predetermined time during the remaining term of advance (the "conversion" feature), and a concurrent opportunity for the Company to prepay the advance with no prepayment penalty in the event that the FHLB elects to exercise the conversion feature.

    As of September 30, 1996, the implementation of these asset and liability management initiatives resulted in the following: (i) an aggregate of $47.6 million or 31.9% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months; (ii) $18.7 million or 46.8% of the Company's portfolio of mortgage-backed securities (including CMOs) were secured by floating rate securities; (iii) $5.8 million or 8.5% of the Company's investment securities portfolio had scheduled maturities of one year or less; and (iv) $59.8 million or 87.9% of the Company's investment securities portfolio was comprised of callable bonds.

    The effect of interest rate changes on a financial institution's assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within a given time period. A gap is considered positive when the amount of rate sensitive assets exceeds the amount of rate sensitive liabilities. A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income, while a negative gap would tend to adversely affect net interest income.

    The Company's one year cumulative interest rate sensitivity gap amounted to a negative 16.9% of total assets at September 30, 1996 as compared to a negative 18.0% at June 30, 1996, in each instance, based on certain assumptions by management with respect to the repricing of certain assets and liabilities. At September 30, 1996, the Company's interest-earning assets maturing or repricing within one year totaled $87.3 million while the Company's interest-bearing liabilities maturing or repricing within one year totaled $132.2 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $44.9 million. At September 30, 1996, the percentage of the Company's assets to liabilities maturing or repricing within one year was 66.0%.




RESULTS OF OPERATIONS

    GENERAL. WVS reported net income of $250 thousand, or $0.14 per share (primary and fully diluted), for the three months ended September 30, 1996 as compared to $775 thousand or $0.45 per share for the same period in 1995. Net income decreased $525 thousand or 67.7% for the three months ended September 30, 1996 when compared to the same period in 1995. The decrease was primarily attributable to $1.2 million increase in non-interest expense associated with a $1.1 million one-time charge to recapitalize the Savings Association Insurance Fund ("SAIF") as required by federal law, which more than offset a $389 thousand increase in net interest income, a $221 thousand decrease in income tax expense, and a $30 thousand increase in non-interest income which includes a $26 thousand gain on the sale of investment securities. Excluding the one-time SAIF charge, first quarter net income would have increased approximately 21.4% to $941 thousand or $0.54 per share on both a primary and fully diluted basis. The SAIF recapitalization charge is expected to significantly reduce future FDIC insurance costs.

    NET INTEREST INCOME. The Company's net interest income increased by $221 thousand or 9.5% during the three months ended September 30, 1996, when compared to the same period in 1995. The increase resulted from a $555 thousand or 12.3% increase in total interest income which was partially offset by a $334 thousand or 15.2% increase in total interest expense for the three months ended September 30, 1996, when compared to the same period in the prior year.

    INTEREST INCOME. Interest on net loans receivable increased by $234 thousand or 8.2% for the three months ended September 30, 1996 when compared with the same period in 1995. The increase was attributable to an increase of $15.9 million in the average balance of loans receivable outstanding which more than offset a decrease in the weighted average yield earned on loans receivable of 26 basis points for the three months ended September 30, 1996 when compared to the same period in 1995. The increase in the average loan balance outstanding was attributable to higher levels of real estate and consumer loan originations during the peak summer lending season.

    Interest on mortgage-backed securities increased by $369 thousand or 107.9% for the three months ended September 30, 1996 when compared with the same period in 1995. The increase was attributable to an increase of $20.3 million in the average balance of mortgage-backed securities outstanding and an increase in the weighted average yield earned on mortgage-backed securities of 35 basis points for the three months ended September 30, 1996 when compared to the same period in 1995. The increase in the average balance of mortgage-backed securities outstanding was due to purchases of both adjustable and fixed rate mortgage pass-through securities and collateralized mortgage obligations under the Company's investment arbitrage program. The increase in the weighted average yield earned during the period was principally attributable to higher yields earned on the adjustable rate portion of the mortgage-backed securities portfolio that repriced to higher market-based interest rates, and, to a lesser extent, lower levels of premium amortization due to slower rates of principal repayment, when compared to the same period in 1995.

    Interest and dividend income on interest-bearing deposits with other institutions, investment securities and Federal Home Loan Bank stock ("other investment securities") decreased $48 thousand or 3.6% for the three months ended September 30, 1996 when compared to the same period in 1995. The decrease was attributable to a decrease of $3.0 million in the average balance of other investment securities outstanding which more than offset an increase in the weighted average yield earned on other investment securities of 3 basis points for the three months ended September 30, 1996 when compared to the same period in 1995. The decrease in the average balance of other investment securities was principally attributable to funding the Company's net loan organizations.

    INTEREST EXPENSE. Interest expense on deposits and escrows decreased by $97 thousand or 5.2% for the three months ended September 30, 1996 when compared with the same period in 1995. The decrease was principally attributable to a decrease in the weighted average yield paid of 16 basis points and a decrease of $2.9 million in the average balance of deposits and escrows outstanding for the three months ended September 30, 1996 when compared to the same period in 1995. The average yield paid on deposits decreased due to lower rates paid on checking, money market and time deposits.

    Interest expense on FHLB advances and other borrowings increased by $431 thousand or 136.4% for the three months ended September 30, 1996 when compared to the same period in 1995. The increase was primarily attributable to a $33.3 million or 145.4% increase in the average balance of such borrowings outstanding. The increased amount of borrowings outstanding was used to fund Company's investment arbitrage program.

    PROVISION FOR LOAN LOSSES. A provision for loan losses is charged to earnings to maintain the total allowance at a level considered adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

    The Company established a provision for possible losses on loans of $30 thousand for the three months ended September 30, 1996 as compared to $37 thousand for the comparable 1995 period. As a result of the provision during the three months ended September 30, 1996, the Company's total allowance for loan losses at September 30, 1996 amounted to $2.0 million or 1.19% of the Company's total loan portfolio, as compared to $1.964 million or 1.17% at June 30, 1996.

    NON-INTEREST INCOME. Total non-interest income increased $30 thousand or 37.5% during the three months ended September 30, 1996 when compared to the same period in 1995, primarily due to a $26 thousand gain from the sale of securities.

    NON-INTEREST EXPENSE. Total non-interest expense increased $1.2 million or 113.7% during the three months ended September 30, 1996 when compared to the same period in 1995.

    Federal deposit insurance premiums increased $1.1 million during the quarter ended September 30, 1996 when compared to the same period in 1995. The increase was attributable to a $1.1 million one-time charge to recapitalize the SAIF as required by federal law.

    Compensation and employee benefits increased $17 thousand or 2.7% during the quarter ended September 30, 1996 when compared to the same period in 1995. The increase was primarily attributable to a $16 thousand increase relating to employee compensation adjustments.

    Other non-interest expense (e.g. director's compensation expense, advertising, provision for loss on real estate owned, legal expense, transfer agent expense, etc.) increased $20 thousand or 14.5% during the quarter ended September 30, 1996 when compared to the same period in 1995. The increase was primarily due to a $7 thousand increase in checking account promotion and automated teller machine network expenses.

    INCOME TAX EXPENSE. Income tax expense decreased by $389 thousand or 70.3% during the three months ended September 30, 1996, when compared to the same period in 1995. The decrease in income tax expense is primarily attributable to a $914 thousand or 68.8% decrease in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities totaled $1.2 million during the three months ended September 30, 1996. Net cash provided by operating activities was primarily comprised of a $1.1 million increase in accrued Savings Association Insurance Fund (SAIF) premiums associated with the special SAIF insurance assessment discussed herein and $250 thousand of net income.

    Funds used for investing activities totaled $7.4 million during the three months ended September 30, 1996. Primary uses of funds during the three months ended September 30, 1996 include $9.2 million used for net purchases of investment securities and FHLB stock, and a $453 thousand increase in net loans receivable partially offset by $2.2 million of principal repayments of mortgage-backed securities.

    Funds provided by financing activities totaled $4.7 million for the three months ended September 30, 1996. Primary sources of funding include a $10.5 million increase in Federal Home Loan Bank advances and other borrowings used to fund loan commitments and investment security purchases partially offset by a $3.1 million decrease in deposits and a $2.5 million decrease in advance payments by borrowers for taxes and insurance. Financial institutions generally, including the Company, have experienced a certain degree of depositor disintermediation to other investment alternatives. Management believes that the degree of disintermediation experienced by the Company has not had a material impact on overall liquidity. As of September 30, 1996, $67.7 million or 40.4% of the Company's total deposits consisted of core deposits. Management has determined that it currently is maintaining adequate liquidity and is seeking to better match funding sources with lending and investment opportunities.

    The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through short-term borrowings. At September 30, 1996, the total approved loan commitments outstanding amounted to $1.3 million. At the same date commitments under unused lines of credit amounted to $6.0 million and the unadvanced portion of construction loans approximated $16.6 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1996 totaled $58.2 million. Management believes that a significant portion of maturing deposits will remain with the Company.

    Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances and other borrowings, to provide the cash utilized in investing activities. The Company has established a $12.0 million line of credit with the FHLB, which is scheduled to mature on March 25, 1997 and subject to various conditions, including the pledging and delivery of acceptable collateral. The primary purpose of the line of credit is to serve as a back-up liquidity facility for the Company, however, the Company may from time to time utilize the line of credit to purchase investment securities and fund other commitments. In addition, the Company has access to the Federal Reserve Bank discount window. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

     On October 29, 1996 the Company's Board of Directors declared a cash
dividend of   $0.20 per share payable November 25, 1996 to shareholders of record at the close of business on November 11, 1996. Dividends will be subject to determination and declaration by the Board of Directors, which will take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

    As of September 30, 1996, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $34.6 million or 27.0% and $36.2 million or 28.3%, respectively, of total risk-weighted assets, and Tier I leverage capital of $34.6 million or 13.0% of average quarterly assets.

    Effective July 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". SFAS No. 114 provides guidelines for measuring impairment losses on loans. A loan is considered impaired when, based upon current information and events, it is possible that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of a loan agreement. SFAS No. 118 amends SFAS No. 114 to permit a creditor to use existing methods for recognizing interest income on impaired loans. At September 30, 1996, impaired loans totaled $876 thousand of which $274 thousand was considered nonaccrual. Approximately $131 thousand of the related allowance for loan losses has been allocated to the impaired loans. The average recorded investment in impaired loans during the three months ended September 30, 1996 was approximately $876 thousand. For the three months ended September 30, 1996, interest income totaling $17 thousand was recognized on impaired loans on both the accrual and cash basis of income recognition.

    Nonperforming assets consist of nonaccrual loans and real estate owned. A loan is placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but uncollected interest is deducted from interest income. The Company normally does not accrue interest on loans past due 90 days or more, however, interest may be accrued if management believes that it will collect on the loan.

    The Company's nonperforming assets at September 30, 1996 totaled approximately $367 thousand or 0.14% of total assets as compared to $377 thousand or 0.15% of total assets as of June 30, 1996. Nonperforming assets at September 30, 1996 consisted of $274 thousand in commercial real estate loans, $66 thousand in single-family loans, and $27 thousand in other real estate owned. Approximately $3 thousand of additional interest income would have been recorded during the three months ended September 30, 1996, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the quarter year ended September 30, 1996.

    On September 30, 1996 the President signed the Deposit Insurance Funds Act of 1996 (the "Funds Act") into law. The Funds Act calls for a Special Assessment on SAIF-assessable deposits as of March 31, 1995 to capitalize the SAIF to its designated reserve ratio of 1.25%. The Company recorded a pre-tax charge of approximately $1.1 million during the quarter ended September 30, 1996 using an FDIC estimated assessment rate of $.657 for every $100 of assessable deposits. On or about November 13, 1996 the FDIC will determine any final SAIF Special Assessment rate change, if any, with payment due on November 27, 1996. The Company intends to fund its Special Assessment obligation in the normal course of business.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         See discussion contained in Note 3 of Notes to Unaudited Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)  An annual meeting of stockholders was held on October 29, 1996.

         (b)  Not applicable.

         (c) Two matters were voted upon at the annual stockholder meeting held on October 29, 1996: Item 1:
              Proposal to elect two directors for a four-year term or until their successors are elected and qualified; Item 2:
              Proposal to ratify the appointment by the Board of Directors of S. R. Snodgrass, A.C. as the Company's independent auditors for the fiscal year ending June 30, 1997.

              Each of the two proposals received stockholder approval. The voting record with respect to each item voted upon is enumerated below:

               Item       Nominee
              Number  (If Applicable)         FOR       AGAINST   ABSTAIN
              ------  ---------------       ---------   -------   -------

                 1    Donald E. Hook        1,482,563    3,327          0
                      Robert C. Sinewe      1,482,463    3,427          0

                 2    Election of Auditors  1,479,597    3,190      3,103




         There were no broker non-votes cast with respect to any matter voted upon.

    (d)  Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is filed as part of this form 10-Q, and this list includes the Exhibit Index.


               Number    Description         Page
               ------    -----------         ----
                 11      Statement re        E-1
                         computation of
                         per share earnings

    (b)  Not applicable.

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     WVS FINANCIAL CORP.



November 7, 1996                  BY: /s/Robert C. Sinewe
----------------                      --------------------
Date                                  Robert C. Sinewe
                                      President and Chief
                                      Executive Officer



November  7, 1996                 BY: /s/David J. Bursic
-----------------                     --------------------
Date                                  David J. Bursic
                                      Vice President, Treasurer
                                      and Chief Financial Officer