Form 10-Q
period 1996-12-31
WVS FINANCIAL CORP
filed 1997-02-06
CIK 910679

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

                                        or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

                          Commission File Number: 0-22444

                                WVS Financial Corp.
                    --------------------------------------------
               (Exact name of registrant as specified in its charter)

                   Pennsylvania                         25-1710500
            --------------------------         -----------------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)            Identification Number)

                9001 Perry Highway
              Pittsburgh, Pennsylvania                     15237
           ----------------------------       -------------------------------
               (Address of principal                     (Zip Code)
                 executive offices)

                                   (412) 364-1911
                            ----------------------------
                           (Registrant's telephone number,
                                 including area code)

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

    Shares outstanding as of February 5, 1997 : 1,737,250 shares Common Stock, $.01 par value.

                          WVS FINANCIAL CORP. AND SUBSIDIARY

                                        INDEX

PART I.  Financial Information                     Page
-------  ---------------------                     ----

Item 1.  Financial Statements

         Consolidated Statements of Financial
         Condition as of December 31, 1996
         and June 30, 1996 (Unaudited)               3

         Consolidated Statements of Income
         for the Three and Six Months Ended
         December 31, 1996 and 1995 (Unaudited)      4

         Consolidated Statements of Cash Flows
         for the Six Months Ended December 31,
         1996 and 1995 (Unaudited)                   5

         Consolidated Statements of Changes in
         Stockholders' Equity for the Six Months
         Ended December 31, 1996 (Unaudited)         7

         Notes to Unaudited Consolidated
         Financial Statements                        8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations for the Three and Six Months
         Ended December 31, 1996                    10

PART II  Other Information                         Page
-------  -----------------                         ----

Item 1.  Legal Proceedings                          20
Item 2.  Changes in Securities                      20
Item 3.  Defaults upon Senior Securities            20
Item 4.  Submission of Matters to a Vote of
         Security Holders                           20
Item 5.  Other Information                          20
Item 6.  Exhibits and Reports on Form 8-K           20
Signatures                                          21

                          WVS FINANCIAL CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (UNAUDITED)
                               (in thousands)

                                                               December 31,          June 30,
                                                                   1996                1996
                                                               ------------          --------
         Assets
Cash and due from banks                                        $    672              $    508
Interest-earning demand deposits                                  3,668                 2,219
Investment securities available-for-sale
    (amortized cost of $3,031 and $2,193)                         2,906                 1,981
Investment securities held-to-maturity
    (market value of $70,909 and $56,671)                        71,103                57,237
Mortgage-backed securities available-for-sale
    (amortized cost of $20,207 and $22,775)                      20,077                22,428
Mortgage-backed securities held-to-maturity
    (market value of $19,531 and $19,733)                        19,443                19,690
Federal Home Loan Bank stock, at cost                             3,168                 1,900
Net loans receivable                                            150,134               149,011
Accrued interest receivable                                       2,574                 2,373
Real estate owned                                                 ---                   ---
Premises and equipment                                            1,302                 1,327
Deferred taxes and other assets                                     873                   948
                                                               --------              --------
         TOTAL ASSETS                                          $275,920              $259,622
                                                               --------              --------
                                                               --------              --------

         Liabilities and Stockholders' Equity
Liabilities:
Deposits:
    Non-interest-bearing accounts                              $  5,598              $  6,259
    NOW accounts                                                 14,357                14,252
    Savings accounts                                             36,159                37,976
    Money market accounts                                        12,735                11,682
    Certificates of deposit                                      99,159               100,674
                                                               --------              --------
    Total  deposits                                             168,008               170,843
Federal Home Loan Bank advances                                  62,857                38,000
Other borrowings                                                  5,236                10,652
Advance payments by borrowers for taxes and insurance             2,226                 3,772
Accrued interest payable                                          1,704                 1,425
Other liabilities                                                   784                   892
                                                               --------              --------
    TOTAL LIABILITIES                                           240,815               225,584
                                                               --------              --------

Stockholders' equity:
Preferred stock:
    5,000,000 shares, no par value per share,
    authorized; none outstanding                                  ---                   ---
Common stock:
    10,000,000 shares, $.01 par value per share, authorized;
    1,736,960 and 1,736,760 shares issued and outstanding            17                    17
Additional paid-in-capital                                       16,997                16,947
Retained earnings, substantially restricted                      19,535                18,861
Unallocated shares - Recognition and Retention Plans               (733)                 (835)
Unallocated shares - Employee Stock Ownership Plan                 (543)                 (584)
                                                               --------              --------
                                                                 35,273                34,406
Unrealized loss on available-for-sale securities                   (168)                 (368)
                                                               --------              --------
    TOTAL STOCKHOLDERS' EQUITY                                   35,105                34,038
                                                               --------              --------
         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY             $275,920              $259,622
                                                               --------              --------
                                                               --------              --------

See accompanying notes to consolidated financial statements

                          WVS FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                                    (in thousands)


                                                                               Three Months Ended            Six Months Ended
                                                                                  December 31,                 December 31,
                                                                               ------------------            ----------------
                                                                              1996           1995           1996        1995
                                                                            --------       --------       -------      -------
INTEREST AND DIVIDEND INCOME:
 Loans                                                                    $    3,080    $    2,966     $    6,163    $   5,815
 Investment securities                                                          1,464        1,282          2,674        2,555
 Mortgage-backed securities                                                       679          330          1,390          672
 Interest-earning deposits with other institutions                                 26           26             54           52
 Federal Home Loan Bank stock                                                      49           20             82           40
                                                                          -----------   ----------     ----------    ---------
   Total interest and dividend income                                           5,298        4,624         10,363        9,134
                                                                          -----------   ----------     ----------    ---------
INTEREST EXPENSE:
 Deposits                                                                       1,767        1,908          3,539        3,779
 Borrowings                                                                     1,006          353          1,753          669
 Advance payments by borrowers for taxes and insurance                              7            8             16           15
                                                                          -----------   ----------     ----------    ---------
   Total interest expense                                                       2,780        2,269          5,308        4,463
                                                                          -----------   ----------     ----------    ---------
NET INTEREST INCOME                                                             2,518        2,355          5,055        4,671
PROVISION FOR LOAN LOSSES                                                          30           37             60           75
                                                                          -----------   ----------     ----------    ---------
NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES                                                                    2,488        2,318          4,995        4,596
                                                                          -----------   ----------     ----------    ---------
NON-INTEREST INCOME:
 Service charges on deposits                                                       56           49            103           98
 Investment securities gains                                                      ---          ---             26          ---
 Other                                                                             41           38             77           69
                                                                          -----------   ----------     ----------    ---------
   Total non-interest income                                                       97           87            206          167
                                                                          -----------   ----------     ----------    ---------

NON-INTEREST EXPENSE:
 Unusual item-Shareholder litigation settlement                                   ---         (246)           ---         (246)
 Unusual item-Shareholder litigation costs                                        ---         (140)           ---         (139)
 Salaries and employee benefits                                                   694          626          1,330        1,245
 Occupancy and equipment                                                          109          104            208          206
 Deposit insurance premium                                                          -          101          1,239          200
 Data processing                                                                   43           44             85           88
 Correspondent bank service charges                                                30           28             58           55
 Other                                                                            203          207            361          345
                                                                          -----------   ----------     ----------    ---------
   Total non-interest expense                                                   1,079          724          3,281        1,754
                                                                          -----------   ----------     ----------    ---------
INCOME BEFORE INCOME TAXES                                                      1,506        1,681          1,920        3,009
INCOME TAXES                                                                      594          448            758        1,001
                                                                          -----------   ----------     ----------    ---------

NET INCOME                                                                $       912   $    1,233     $    1,162    $   2,008
                                                                          -----------   ----------     ----------    ---------
                                                                          -----------   ----------     ----------    ---------
EARNINGS PER SHARE:
 Primary                                                                  $      0.52   $     0.71     $     0.67    $    1.16
 Fully Diluted                                                            $      0.52   $     0.71     $     0.66    $    1.16

AVERAGE SHARES OUTSTANDING:
 Primary                                                                    1,749,039    1,729,776      1,745,518    1,726,290
Fully Diluted                                                               1,753,025    1,730,561      1,748,482    1,729,741


             See accompanying notes to consolidated financial statements.

                         WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                   (in thousands)

                                                         Six Months Ended December 31,
                                                         ----------------------------
                                                            1996              1995
                                                         ----------         ---------
OPERATING ACTIVITIES

Net income                                               $    1,162        $    2,008
Adjustments to reconcile net income to cash provided
         by operating activities:
    Provision for loan and real estate owned losses              60                75

    Gain on sale of Real Estate Owned                            (8)               ---
    Gain on sale of mortgage-backed securities                  (26)               ---
    Depreciation and amortization, net                           70                69
    Amortization of discounts, premiums and deferred
         loan fees                                               38               (41)
    Amortization of ESOP, RRP and deferred and
         unearned compensation                                  190               176
    Increase in accrued interest receivable                    (201)             (267)
    Increase in accrued interest payable                        279               190
    Decrease in accrued and deferred taxes                       43               238
    Other, net                                                 (175)             (492)
                                                           ---------        ---------
         Net cash provided by operating activities            1,432             1,956
                                                           ---------        ---------

INVESTING ACTIVITIES

Available-for-sale:
    Purchases of investments and mortgage-
         backed securities                                     (839)             (247)
    Proceeds from repayments of investments
         and mortgage-backed securities                         921                99
    Proceeds from sale of investments and
         mortgage-backed securities                           1,665               ---
Held-to-maturity:
    Purchases of investments and mortgage-
         backed securities                                  (44,513)          (34,046)
    Proceeds from repayments of investments
         and mortgage-backed securities                      30,981            37,736

Increase in net loans receivable                             (1,366)           (7,142)
Sale of real estate owned                                        72               ---
Increase in FHLB stock                                       (1,268)              ---
Purchases of premises and equipment                             (45)               (3)
                                                           ---------         ---------
         Net cash used for investing activities             (14,392)           (3,603)
                                                           ---------         ---------

             See accompanying notes to consolidated financial statements.


                         WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (in thousands)

                                                                                 Six Months Ended December 31,
                                                                                 -----------------------------
                                                                                     1996             1995
                                                                                 ------------     ------------
FINANCING ACTIVITIES

Net decrease in transaction and passbook accounts                                      (1,320)          (2,698)
Net (decrease) increase in certificates of deposit                                     (1,515)           5,359
Net increase (decrease) in borrowings                                                  19,441           (1,031)
Net decrease in advance payments by borrowers
    for taxes and insurance                                                            (1,547)            (964)
Net proceeds from issuance of common stock                                                  2              ---
Cash dividends paid                                                                      (488)            (259)
                                                                                 ------------     ------------
    Net cash provided by financing activities                                          14,573              407
                                                                                 ------------     ------------

    Increase (decrease) in cash and cash equivalents                                    1,613           (1,240)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF THE PERIOD                                                                           2,727            4,218
                                                                                 ------------     ------------
CASH AND CASH EQUIVALENTS AT END
OF THE PERIOD                                                                    $      4,340     $      2,978
                                                                                 ------------     ------------
                                                                                 ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during the period for:
         Interest on deposits, escrows and
              borrowings                                                          $    5,029          $    4,273
         Income taxes                                                                    889                 943

    Noncash item:
         Foreclosed mortgage loans transferred
              to real estate owned                                                        64                  15







             See accompanying notes to consolidated financial statements.
                                       6

                         WVS FINANCIAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)
                                (in thousands)





                                                                                                             Retained
                                          Additional       Unallocated    Unallocated    Net Unrealized      Earnings-
                              Common        Paid-in        Shares Held    Shares Held        Loss on       Substantially
                              Stock         Capital          by ESOP        by RRP         Securities       Restricted       Total
                              ------      ----------       -----------    -----------    --------------    -------------     -----


Balance at June 30, 1996      $   17      $    16,947      $  (584)       $  (835)       $(368)            $ 18,861         $34,038

Release of earned
Employee Stock Ownership
Plan (ESOP) shares                                 48           41                                                               89

Accrued compensation
expense for Recognition
and Retention Plans (RRP)                                                     102                                               102

Exercise of Stock Options                           2                                                                             2

Change in unrealized
loss, net of income
taxes of $103                                                                              200                                  200

Cash dividends declared
($0.30 per share)                                                                                               (488)          (488)

Net income                                                                                                     1,162          1,162
                              ------      -----------      --------       --------       ------            ----------        -------

Balance at
December 31, 1996            $    17      $    16,997      $  (543)       $  (733)       $(168)            $  19,535        $35,105
                              ------      -----------      --------       --------       ------            ----------        -------
                              ------      -----------      --------       --------       ------            ----------        -------




              See accompanying notes to consolidated financial statements.

                          WVS FINANCIAL CORP. AND SUBSIDIARY

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  EARNINGS PER SHARE

    Primary earnings per share amounts are calculated based on the weighted average number of shares actually outstanding, less average unearned ESOP shares, plus the shares that would be outstanding assuming the exercise of dilutive stock options which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of the stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock. The number of shares used in the computation of primary earnings per share totaled 1,749,039 and 1,745,518, respectively, for the three and six months ended December 31, 1996.

    Fully diluted earnings per share amounts are calculated based on an increased number of shares that would be outstanding assuming the exercise of dilutive stock options. The number of additional shares that would be issued from the exercise of the stock options has been reduced by the number of shares that could have been purchased from the proceeds at the end of period market price of the Company's common stock. The number of shares used in the computation of fully diluted earnings per share totaled 1,753,025 and 1,748,482, respectively, for the three and six months ended December 31, 1996.

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

    On March 27, 1995, the United States District Court for the Western District of Pennsylvania entered an Opinion and Orders dismissing in its entirety a lawsuit brought by Plaintiff William S. Karn, who is a depositor of the Savings Bank and a shareholder of the Company, which alleged, among other things, antitrust and securities laws violations in connection with the Savings Bank's mutual - to -stock conversion. The court also dismissed this same Plaintiff's federal claims in a second and substantially similar lawsuit while remanding to the Court of Common Pleas of Allegheny County any cognizable state law claims. This Plaintiff has filed Motion to Amend Judgment with the Court on the Opinion and Orders and a Memorandum Response in Opposition has been filed. On August 28, 1995, the Court denied the Plaintiff's motion to Amend Judgment.

    The Company is involved with various other legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS.

WVS FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1996


GENERAL

    WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

    West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. Originally organized under Pennsylvania law in 1908 as West View Building Loan Association, West View changed its name to West View Savings and Loan Association in 1954. In June 1992, West View converted from a Pennsylvania-chartered mutual savings and loan association to a Pennsylvania-chartered mutual savings bank. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 1996.

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



FINANCIAL CONDITION


    The Company's assets totaled $275.9 million at December 31, 1996 as compared to $259.6 million at June 30, 1996. The $16.3 million or 6.28% increase in total assets was accompanied by a $15.2 million increase in total liabilities and a $1.1 million increase in stockholders' equity for the six months ended December 31, 1996. The growth in total assets of $16.3 million was primarily comprised of a $13.5 million or 13.1% increase in investment and mortgage-backed securities (including Federal Home Loan Bank ("FHLB") stock), a $1.5 million or 68.2% increase in interest-earning demand deposits, and a $1.1 million or 0.7% increase in net loans receivable. The Company's total liabilities increased $15.2 million or 6.7% to $240.8 million as of December 31, 1996 from $225.6 million as of June 30, 1996. The $15.2 million increase in total liabilities was primarily comprised of a $19.4 million or 39.8% increase in Federal Home Loan Bank advances and other borrowings which was partially offset by a $2.8 million or 1.6% decrease in deposits and a $1.6 million or 42.1% decrease in advance payments by borrowers for taxes and insurance. Total stockholders' equity increased $1.1 million or 3.2% to $35.1 million as of December 31, 1996 from $34.0 million as of June 30, 1996, primarily due to $1.2 million of Company net income for the six months ended December 31, 1996.

    ASSET AND LIABILITY MANAGEMENT. The Company continued a strategy designed to manage the interest rate sensitivity of its financial assets to its financial liabilities. The primary elements of this strategy include: (i) expanding the Company's investment arbitrage program in order to enhance net interest income;
(ii) reducing the Company's level of short-term liquid investments by funding loan commitments and purchasing longer-term investment securities; (iii) emphasizing the retention of lower-cost savings accounts and other core deposits; (iv) pricing the Company's certificates of deposit and loan products nearer to the market average rate as opposed to the upper range of market offered rates.

    The Company has expanded its investment arbitrage program, originally initiated in the third quarter of fiscal 1994, throughout fiscal 1997 in order to realize additional net interest income. Under this strategy, a longer-term callable or noncallable investment security, or mortgage-backed security, is purchased and funded through the use of short-term non-deposit liabilities, such as Federal Home Loan Bank ("FHLB") of Pittsburgh advances or other borrowings. With this strategy, the Company increases its net interest income, but also faces the risk, during periods of rising market interest rates, such as have been experienced during the second half of fiscal 1996 and the first quarter of fiscal 1997, that it may experience a decline in net interest income if the rate paid on its short-term borrowings rises above the rate earned on the investment security purchased. In order to mitigate this exposure, the Board has placed certain restrictions on the investment arbitrage program, including: (i) the average outstanding daily balance of short-term borrowings, computed quarterly, may not exceed approximately $75.0 million; (ii) suitable investments shall be confined to those meeting the credit quality criteria outlined in the Company's investment policy; and (iii) each security purchased shall initially yield a minimum of seventy-five basis points above the incremental rate paid on short-term borrowings, at the time of purchase.

    The Company has continued to aggressively purchase bonds with optional principal redemption features ("callable bonds") in order to capture additional net interest income. Callable bonds generally provide investors with higher rates of return than noncallable bonds because the issuer has the option to redeem the bonds before maturity. While this strategy affords WVS the current opportunity to improve its net interest income, during a period of declining interest rates, such as has been experienced during the quarter ended December 31, 1996, the Company would be exposed to the risk that the investment will be redeemed prior to its final stated maturity. In order to mitigate this risk, the Company has funded its purchases of callable bonds primarily with short-term borrowings. Approximately $11.1 million of callable agency bonds with an estimated weighted average rate of 8.1% were called during the quarter ended December 31, 1996. During the quarter ended December 31, 1996, the Company purchased approximately $18.0 million of callable bonds with an approximate weighted average yield to call and maturity of 7.7% and 7.6%, respectively. The Company sought to mitigate its prepayment risk by purchasing callable bonds with longer terms to the initial call date. Callable agency bond purchases totaling $18.0 million are summarized by initial term to call, as follows: $3.0 million within three months and $15.0 million with greater than twelve months and within thirty-six months. In addition, during the six months ended December 31, 1996, the Company sold approximately $1.7 million of adjustable rate mortgage-backed securities with an approximate weighted average yield of 6.6% at a gain of $26 thousand.

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

    During the six months ended December 31, 1996, the Company lengthened the maturity structure of a portion of its borrowings in order to lock in a favorable cost of funds on a longer term basis. The Company borrowed approximately $49.9 million from the FHLB as follows: $43.5 million of convertible advances, with terms ranging from three years to five years at a weighted average rate of 5.66% and $6.4 million of various fixed rate advances with terms ranging from eighteen to twenty-four months with a weighted average rate of 6.08%. During the six months ended December 31, 1996, the Company repaid $25 million of short-term FHLB advances and $5.5 million of other borrowings. Convertible advances generally provide for a fixed rate of interest for a portion of the term of the advance, an ability for the FHLB to convert the advance from a fixed rate to an adjustable rate at some predetermined time during the remaining term of advance (the "conversion" feature), and a concurrent opportunity for the Company to prepay the advance with no prepayment penalty in the event that the FHLB elects to exercise the conversion feature.

    As of December 31, 1996, the implementation of these asset and liability management initiatives resulted in the following: (i) an aggregate of $46.2 million or 30.8% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months; (ii) $18.5 million or 46.8% of the Company's portfolio of mortgage-backed securities (including CMOs) were secured by floating rate securities; (iii) $4.5 million or 6.1% of the Company's investment securities portfolio had scheduled maturities of one year or less; and (iv) $66.5 million or 89.9% of the Company's investment securities portfolio was comprised of callable bonds.

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

    The Company's one year cumulative interest rate sensitivity gap amounted to a negative 10.9% of total assets at December 31, 1996 as compared to a negative 18.0% at June 30, 1996, in each instance, based on certain assumptions by management with respect to the repricing of certain assets and liabilities. At December 31, 1996, the Company's interest-earning assets maturing or repricing within one year totaled $88.7 million while the Company's interest-bearing liabilities maturing or repricing within one year totaled $118.7 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $30.0 million. At December 31, 1996, the percentage of the Company's assets to liabilities maturing or repricing within one year was 74.7%.


RESULTS OF OPERATIONS

    General. WVS reported net income of $912 thousand and $1.2 million for the three and six months ended December 31, 1996, respectively. Net income decreased by $321 thousand or 26.0% for the three months ended December 31, 1996 when compared to the same period in 1995. The decrease was primarily the result of a $355 thousand increase in non-interest expense and a $146 thousand increase in income tax expense, which was partially offset by a $163 thousand increase in net interest income, a $10 thousand increase in non-interest income and a $7 thousand decrease in the provision for loan losses. Net income decreased by $846 thousand or 42.1% for the six months ended December 31, 1996 when compared to the same period in 1995. The $846 thousand or

42.1% decrease in net income was principally the result of a $1.5 million increase in non-interest expense, partially offset by a $384 thousand or 8.2% increase in net interest income and a $243 thousand decrease in income tax expense. The increase in non-interest expense for the six months ended December 31, 1996 was primarily attributable to one-time items, including a $1.0 million net increase in federal deposit premiums to recapitalize the Savings Association Insurance Fund ("SAIF"), and insurance recoveries in 1995 totaling $391 thousand for litigation settlement and defense costs. The $384 thousand increase in net interest income for the six months ended December 31, 1996 was chiefly attributable to increases in interest earned on investment and mortgage-backed securities and net loans receivable of $879 thousand and $348 thousand, respectively, and a $240 thousand decrease in interest expense on deposits, partially offset by a $1.1 million increase in interest expense on Federal Home Loan Bank Advances and other borrowings.

    Net Interest Income. The Company's net interest income increased by $163 thousand or 6.9% for the three months ended December 31, 1996 when compared to the same period in 1995. The increase resulted from a $674 thousand or 14.6% increase in interest income which was partially offset by a $511 thousand or 22.5% increase in interest expense. For the six months ended December 31, 1996, net interest income increased by $384 thousand or 8.2%, when compared to the same period in 1995. The increase resulted from a $1.229 million or 13.5% increase in interest income which was partially offset by an $845 thousand or 18.9% increase in interest expense.

    Interest Income. Interest on net loans receivable increased by $114 thousand or 3.8% for the three months ended December 31, 1996 when compared to the same period in 1995. The increase was attributable to an increase of $10.7 million in the average balance of net loans receivable outstanding which was partially offset by a decrease in the weighted average yield earned on net loans receivable of 29 basis points for the three months ended December 31, 1996 when compared to the same period in 1995. Interest on net loans receivable increased by $348 thousand or 5.8% for the six months ended December 31, 1996 when compared to the same period in 1995. The increase was attributable to a $13.3 million increase in the average balance of outstanding loans which was partially offset by a 28 basis point decrease in the weighted average yield earned on outstanding loans for the six months ended December 31, 1996. The increases in the average loan balance outstanding for the three and six months ended December 31, 1996 were primarily attributable to higher levels of real estate and consumer loan originations.

    Interest on mortgage-backed securities increased by $349 thousand or 105.8% for the three months ended December 31, 1996 when compared to the same period in 1995. The increase was attributable to a $19.8 million increase in the average balance of mortgage-backed securities outstanding, and to a 22 basis point increase in the weighted average yield earned on mortgage-backed securities for the three months ended December 31, 1996 when compared to the same period in 1995. Interest on mortgage-backed securities increased $718 thousand or 106.9% for the six months ended December 31, 1996. The increase was primarily attributable to a $20.1 million increase in the average balance of mortgage-backed securities outstanding and to a 28 basis point increase in the weighted average yield earned on mortgage-backed securities for the six months ended December 31, 1996 when compared to the same period in 1995. The increase in the average balance of mortgage-backed securities outstanding was due to purchases of both adjustable and fixed rate mortgage pass-through securities and collateralized mortgage obligations under the Company's investment arbitrage program. The increase in the weighted average yield earned, during both periods, was principally attributable to higher yields earned on the adjustable rate portion of the mortgage-backed securities portfolio that repriced to higher market-based interest rates, and, to a lesser extent, lower levels of premium amortization due to slower rates of principal repayment, when compared to the same period in 1995.

    Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB Stock ("other investment securities") increased by $211 thousand or 15.9% for the three months ended December 31, 1996 when compared to the same period in 1995. The increase was attributable to a $15.6 million increase in the average balance of other investment securities outstanding which more than offset a 45 basis point decrease in the weighted average yield earned on other investment securities for the three months ended December 31, 1996 when compared to the same period in 1995. Interest on other investment securities increased $163 thousand or 6.2% for the six months ended December 31, 1996 when compared to the same period in 1995. The increase in interest income on other investment securities was attributable to a $6.3 million increase in the average balance of other investment securities outstanding which more than offset a 19 basis point decrease in the weighted average yield earned on other investment securities for the six months ended December 31, 1996 when compared to the same period in 1995. The increases in the average balance of other investment securities during both three and six month periods ended December 31, 1996 was principally attributable to purchases of callable government agency securities associated with the Company's investment arbitrage program. The decrease in the weighted average yield on other investment securities was primarily attributable to lower market interest rates during both periods.

    Interest Expense. Interest expense on deposits and escrows decreased by $142 thousand or 7.4% and decreased by $239 thousand or 6.3% for the three and six months ended December 31, 1996, respectively, when compared to the same periods in 1995. The decrease in interest expense on deposits and escrows was principally attributable to a $4.9 million decrease in the average balance of interest-bearing deposits and escrows for the three months ended December 31, 1996 when compared to the same period in 1995. For the six months ended December 31, 1996, the decrease in interest expense on deposits and escrows was primarily attributable to an 18 basis point decrease in the average yield paid on deposits and escrows due to lower market interest rates, when compared to the same period in 1995.

    Interest expense on other borrowings increased by $653 thousand and increased by $1.084 million for the three and six months ended December 31, 1996, respectively, when compared to the same periods in 1995. The increase associated with both periods is primarily attributable to funding the Company's investment arbitrage program.

    Provision for Loan Losses. A provision for loan losses is charged to earnings to bring the total allowance to a level considered adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

    The Company's provision for loan losses decreased by $7 thousand and $15 thousand for the three and six months ended December 31, 1996, respectively, when compared to the same periods in 1995. As a result of the provision during the six months ended December 31, 1996, the Company's total allowance for loan losses amounted to $2.0 million or 1.20% of the Company's total loan portfolio as compared to $1.964 million, or 1.17% at June 30, 1996.

    Non-Interest Income. Total non-interest income increased by $10 thousand and $39 thousand for the three and six months ended December 31, 1996, respectively, when compared to the same periods in 1995. The increase in non-interest income for the three months ended December 31, 1996 was primarily attributable to increased service charges on transaction accounts. The increase in non-interest income for the six months ended December 31, 1996 was principally attributable to a $26 thousand gain from the sale of securities.

    Non-Interest Expense. Total non-interest expense increased $355 thousand or 49.0% and increased $1.5 million or 83.3% for the three and six months ended December 31, 1996, respectively, when compared to the same periods in 1995.

    Shareholder litigation settlement and defense costs decreased $386 thousand or 100.0% and decreased $385 thousand or 100.0% for the three and six months ended December 31, 1996, respectively, when compared to the same periods in 1995. The decreases for both periods were primarily attributable to $391 thousand of non-taxable insurance proceeds resulting from previously disclosed and settled shareholder litigation and defense costs accrued during the quarter ended December 31, 1995.

    Federal deposit insurance premiums decreased $101 thousand or 100.0% and increased $1.039 million or 519.5% for the three and six months ended December 31, 1996, respectively, when compared to the same periods in 1995. The decrease for the quarter ended December 31, 1996 was primarily attributable to a one-time $102 thousand refund of prepaid SAIF premiums. The increase for the six months ended December 31,

1996 was principally attributable to a $1.1 million one-time charge to recaptialize the SAIF as required by federal law.

         Compensation and employee benefits expense increased $68 thousand or 10.94% and increased $85 thousand or 6.8% for the three and six months ended December 31, 1996, respectively, when compared to the same periods in 1995. The increase for the three months ended December 31, 1996 was primarily attributable to a $31 thousand increase in employee profit sharing expense, a $14 thousand increase in Employee Stock Ownership Plan ("ESOP") amortization and a $13 thousand increase in employee compensation. The increase for the six months ended December 31, 1996 was principally attributable to a $35 thousand increase in employee profit sharing plan expense, a $29 thousand increase in employee compensation and a $22 thousand increase in ESOP amortization.

    Income Tax Expense. Income tax expense increased by $146 thousand or 32.6% and decreased by $243 thousand or 24.3% for the three and six months ended December 31, 1996, respectively, when compared to the same periods in 1995. The change in income tax expense, for both periods, was attributable to varying levels of taxable income during the three and six months ended December 31, 1996.



LIQUIDITY AND CAPITAL RESOURCES


    Net cash provided by operating activities totaled $1.4 million during the six months ended December 31, 1996. Net cash provided by operating activities was primarily comprised of $1.2 million of net income.

    Funds used for investing activities totaled $14.4 million during the six months ended December 31, 1996. Primary uses of funds during the six months ended December 31, 1996 include $13.1 million used for net purchases of investment securities and FHLB stock, and a $1.4 million increase in net loans receivable.

    Funds provided by financing activities totaled $14.6 million for the six months ended December 31, 1996. Primary sources of funding include a $19.4 million increase in Federal Home Loan Bank advances and other borrowings used to fund loan commitments and investment security purchases partially offset by a $2.8 million decrease in deposits and a $1.5 million decrease in advance payments by borrowers for taxes and insurance and $487 thousand in cash dividends paid. Financial institutions generally, including the Company, have experienced a certain degree of depositor disintermediation to other investment alternatives. Management believes that the degree of disintermediation experienced by the Company has not had a material impact on overall liquidity. As of December 31, 1996, $68.8 million or 41.0% of the Company's total deposits consisted of core deposits.

Management has determined that it currently is maintaining adequate liquidity and is seeking to better match funding sources with lending and investment opportunities.

    The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through Federal Home Loan Bank advances and other borrowings. At December 31, 1996, the total approved loan commitments outstanding amounted to $3.3 million. At the same date, commitments under unused lines of credit amounted to $6.1 million, the unadvanced portion of construction loans approximated $13.1 million, and commitments to purchase when-issued investments totaled $2.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1996 totaled $59.6 million. Management believes that a significant portion of maturing deposits will remain with the Company.

    Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances and other borrowings, to provide the cash utilized in investing activities. The Company has established a $12.0 million line of credit with the FHLB, which is scheduled to mature on March 25, 1997 and is subject to various conditions, including the pledging and delivery of acceptable collateral. The primary purpose of the line of credit is to serve as a back-up liquidity facility for the Company, however, the Company may from time to time utilize the line of credit to purchase investment securities and fund other commitments. In addition, the Company has access to the Federal Reserve Bank discount window. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

     On January 28, 1997 the Company's Board of Directors declared a cash
dividend of   $0.20 per share payable February 24, 1997 to shareholders of record at the close of business on February 10, 1997. Dividends will be subject to determination and declaration by the Board of Directors, which will take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

    As of December 31, 1996, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $35.3 million or 27.5% and $36.9 million or 28.7%, respectively, of total risk-weighted assets, and Tier I leverage capital of $35.3 million or 12.7% of average quarterly assets.

    Effective July 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". SFAS No. 114 provides guidelines for measuring impairment losses on loans. A loan is considered impaired when, based upon current information and events, it is possible that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of a loan agreement. SFAS No. 118 amends SFAS No. 114 to permit a creditor to use existing methods for recognizing interest income on impaired loans. At December 31, 1996, impaired loans totaled $875 thousand of which $274 thousand was considered nonaccrual. Approximately $131 thousand of the related allowance for loan losses has been allocated to the impaired loans. The average recorded investment in impaired loans during the six months ended December 31, 1996 was approximately $876 thousand. For the six months ended December 31, 1996, interest income totaling $35 thousand was recognized on impaired loans on both the accrual and cash basis of income recognition.

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

    The Company's nonperforming assets at December 31, 1996 totaled approximately $311 thousand or 0.11% of total assets as compared to $377 thousand or 0.15% of total assets as of June 30, 1996. Nonperforming assets at December 31, 1996 consisted of $274 thousand in commercial real estate loans and $37 thousand in single-family loans. Approximately $3 thousand of additional interest income would have been recorded during the six months ended December 31, 1996, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the quarter year ended December 31, 1996.

    On September 30, 1996 the President signed the Deposit Insurance Funds Act of 1996 (the "Funds Act") into law. The Funds Act calls for a Special Assessment on SAIF-assessable deposits as of March 31, 1995 to capitalize the SAIF to its designated reserve ratio of 1.25%. The Company recorded a pre-tax charge of approximately $1.1 million during the quarter ended September 30, 1996 using an FDIC estimated assessment rate of $.657 for every $100 of assessable deposits. During the quarter ended December 31, 1996, the Company accrued a $102 thousand refund of prepaid federal deposit insurance premiums as a result of the capitalization of the SAIF. For the three months ended March 31, 1997, the Company anticipates that its Financing Corporation ("FICO") quarterly payment will total $27 thousand.

PART II - OTHER INFORMATION


ITEM 1.       Legal Proceedings

              See discussion contained in Note 3 of Notes to Unaudited Consolidated Financial Statements.

ITEM 2.       Changes in Securities

              Not applicable.

ITEM 3.       Defaults Upon Senior Securities

              Not applicable.

ITEM 4.       Submission of Matters to a Vote of Security Holders

              Not applicable.

ITEM 5.       Other Information

              Not applicable.

ITEM 6.       Exhibits and Reports on Form 8-K

              (a) The following exhibit is filed as part of this form 10-Q, and this list includes the Exhibit Index.

              Number    Description          Page
              -----     -----------          ----
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



                                       WVS FINANCIAL CORP.



February 5, 1997                       BY: /s/ Robert C. Sinewe
                                       -------------------------------
Date                                   Robert C. Sinewe
                                       President and Chief Executive
                                       Officer



February 5, 1997                       BY: /s/ David J. Bursic
                                       -------------------------------
Date                                   David J. Bursic
                                       Vice President, Treasurer and
                                       Chief Financial Officer