Form 10-Q
period 1997-03-31
WVS FINANCIAL CORP
filed 1997-05-12
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                                         or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
             (Exact name of registrant as specified in its charter)

             Pennsylvania                              25-1710500
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification Number)

           9001 Perry Highway
       Pittsburgh, Pennsylvania                          15237
         (Address of principal                        (Zip Code)
          executive offices)

                                 (412) 364-1911
                         (Registrant's telephone number,
                              including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [ X ] NO [ ]

         Shares outstanding as of May 9, 1997: 1,747,160 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY


                                      INDEX

PART I                     Financial Information

Item 1.                    Financial Statements

                           Consolidated Statements of Financial
                           Condition as of March 31, 1997
                           and June 30, 1996 (Unaudited)

                           Consolidated Statements of Income
                           for the Three and Nine Months Ended
                           March 31, 1997 and 1996 (Unaudited)

                           Consolidated Statements of Cash Flows
                           for the Nine Months Ended March  31,
                           1997 and 1996 (Unaudited)

                           Consolidated Statements of Changes in
                           Stockholders' Equity for the Nine Months
                           Ended March 31, 1997 (Unaudited)

                           Notes to Unaudited Consolidated
                           Financial Statements

Item 2.                    Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations for the Three and Nine Months
                           Ended March 31, 1997

PART II                    Other Information

Item 1.                    Legal Proceedings
Item 2.                    Changes in Securities
Item 3.                    Defaults upon Senior Securities
Item 4.                    Submission of Matters to a Vote of
                           Security Holders
Item 5.                    Other Information
Item 6.                    Exhibits and Reports on Form 8-K
Signatures

                            WVS FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       (UNAUDITED)
                                      (in thousands)


                                                                    March 31,      June 30,
                                                                     1997           1996
                                                                  ---------      ---------
         Assets
Cash and due from banks .....................................     $     551      $     508
Interest-earning demand deposits ............................         1,148          2,219
Investment securities available-for-sale
     (amortized cost of $3,349 and $2,193) ..................         3,107          1,981
Investment securities held-to-maturity
     (market value of $76,332 and $56,671) ..................        77,368         57,237
Mortgage-backed securities available-for-sale
     (amortized cost of $19,609 and $22,775) ................        19,201         22,428
Mortgage-backed securities held-to-maturity
     (market value of $19,449 and $19,733) ..................        19,348         19,690
Federal Home Loan Bank stock, at cost .......................         3,192          1,900
Net loans receivable ........................................       151,146        149,011
Accrued interest receivable .................................         2,575          2,373
Real estate owned ...........................................          --             --
Premises and equipment ......................................         1,293          1,327
Deferred taxes and other assets .............................           965            948
                                                                  ---------      ---------
         TOTAL ASSETS .......................................     $ 279,894      $ 259,622
                                                                  =========      =========

         Liabilities and Stockholders' Equity
Liabilities:
Deposits:
     Non-interest-bearing accounts ..........................     $   5,720      $   6,259
     NOW accounts ...........................................        14,440         14,252
     Savings accounts .......................................        36,085         37,976
     Money market accounts ..................................        11,984         11,682
     Certificates of deposit ................................        99,829        100,674
                                                                  ---------      ---------
     Total  deposits ........................................       168,058        170,843
Federal Home Loan Bank advances .............................        63,832         38,000
Other borrowings ............................................         6,531         10,652
Advance payments by borrowers for taxes and insurance .......         2,537          3,772
Accrued interest payable ....................................         1,946          1,425
Other liabilities ...........................................         1,378            892
                                                                  ---------      ---------
     TOTAL LIABILITIES ......................................       244,282        225,584
                                                                  ---------      ---------

                            WVS FINANCIAL CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       (UNAUDITED)
                                      (in thousands)
                                       (continued)


                                                                    March 31,      June 30,
                                                                     1997           1996
                                                                  ---------      ---------
Stockholders' equity:
Preferred stock:
     5,000,000 shares, no par value per share,
     authorized; none outstanding ...........................          --             --

Common stock:
     10,000,000 shares, $.01 par value per share, authorized;
     1,737,250 and 1,736,760 shares issued and outstanding ..            17             17

Additional paid-in-capital ..................................        17,076         16,947
Retained earnings, substantially restricted .................        20,123         18,861
Unallocated shares - Recognition and Retention Plans ........          (682)          (835)
Unallocated shares - Employee Stock Ownership Plan ..........          (493)          (584)
                                                                  ---------      ---------
                                                                     36,041         34,406
Unrealized loss on available-for-sale securities ............          (429)          (368)
                                                                  ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY .............................        35,612         34,038
                                                                  ---------      ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........     $ 279,894      $ 259,622
                                                                  =========      =========


               See accompanying notes to consolidated financial statements.

                                           WVS FINANCIAL CORP. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (UNAUDITED)
                                                     (in thousands)

                                                               Three Months Ended              Nine Months Ended
                                                                     March 31,                       March 31,
                                                               1997            1996            1997            1996
                                                           ----------      ----------      ----------      ------------
INTEREST AND DIVIDEND INCOME:
  Loans ...............................................    $    3,077      $    2,955      $    9,240      $    8,770
  Investment securities ...............................         1,412           1,120           4,085           3,674
  Mortgage-backed securities ..........................           670             343           2,060           1,015
  Interest-earning deposits with other institutions ...            13              19              68              71
  Federal Home Loan Bank stock ........................            49              18             131              58
                                                           ----------      ----------      ----------      ------------
      Total interest and dividend income ..............         5,221           4,455          15,584          13,588
                                                           ----------      ----------      ----------      ------------
INTEREST EXPENSE:
  Deposits ..........................................           1,737           1,844           5,277           5,623
  Borrowings ........................................             913             248           2,666             917
  Advance payments by borrowers for taxes and
      insurance......................................              12              15              28              30
                                                           ----------      ----------      ----------      ------------
      Total interest expense ........................           2,662           2,107           7,971           6,570
                                                           ----------      ----------      ----------      ------------

NET INTEREST INCOME .................................           2,559           2,348           7,613           7,018
PROVISION FOR LOAN LOSSES ...........................            --                38              60             113
                                                           ----------      ----------      ----------      ------------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES .......................................           2,559           2,310           7,553           6,905
                                                           ----------      ----------      ----------      ------------
NON-INTEREST INCOME:
  Service charges on deposits .......................              48              51             151             149
  Investment securities gains .......................             --              --              26              --
  Other .............................................              30              30             107              99
                                                           ----------      ----------      ----------      ------------
      Total non-interest income .....................              78              81             284             248
                                                           ----------      ----------      ----------      ------------

                                           WVS FINANCIAL CORP. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (UNAUDITED)
                                                     (in thousands)
                                                      (continued)

                                                               Three Months Ended              Nine Months Ended
                                                                     March 31,                       March 31,
                                                               1997            1996            1997            1996
                                                           ----------      ----------      ----------      ------------
NON-INTEREST EXPENSE:
  Unusual item-Shareholder litigation settlement ....              --              --              --            (246)
  Unusual item-Shareholder litigation costs .........              --               3              --            (137)
  Salaries and employee benefits ....................             748             639           2,077           1,884
  Occupancy and equipment ...........................             101             100             310             306
  Deposit insurance premium .........................              28             100           1,266             301
  Data processing ...................................              45              42             130             130
  Correspondent bank service charges ................              27              27              85              82
  Other .............................................             177             183             539             528
                                                           ----------      ----------      ----------      ------------
      Total non-interest expense ....................           1,126           1,094           4,407           2,848
                                                           ----------      ----------      ----------      ------------

INCOME BEFORE INCOME TAXES ..........................           1,511           1,297           3,430           4,305
INCOME TAXES ........................................             597             504           1,354           1,504
                                                           ----------      ----------      ----------      ------------

NET INCOME ..........................................      $      914      $      793      $    2,076      $    2,801
                                                           ==========      ==========      ==========      ============

EARNINGS PER SHARE:
  Primary ...........................................      $     0.52      $     0.46      $     1.19      $       1.62
  Fully Diluted .....................................      $     0.52      $     0.46      $     1.19      $       1.62

AVERAGE SHARES OUTSTANDING:
  Primary ...........................................       1,756,228       1,737,602       1,749,071       1,730,053
  Fully Diluted .....................................       1,757,428       1,739,105       1,751,447       1,732,855


                              See accompanying notes to consolidated financial statements.

                          WVS FINANCIAL CORP. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                    (in thousands)

                                                          Nine Months Ended March 31,
                                                          ---------------------------
                                                              1997           1996
                                                           --------       --------
OPERATING ACTIVITIES

Net income ..........................................      $  2,076       $  2,801
Adjustments to reconcile net income to cash provided
         by operating activities:
     Provision for loan and real estate owned losses             60            118

     Gain on sale of Real Estate Owned ..............            (8)          --
     Gain on sale of investment securities ..........           (26)          --
     Depreciation and amortization, net .............           102            101

     Amortization of discounts, premiums and deferred
         loan fees ..................................            66            (92)
     Amortization of ESOP, RRP and deferred and
         unearned compensation ......................           368            269
     Increase in accrued interest receivable ........          (202)           (53)
     Increase in accrued interest payable ...........           521            155
     Decrease in accrued and deferred taxes .........           322            287
     Other, net .....................................           178           (211)
                                                           --------       --------
         Net cash provided by operating activities ..         3,457          3,375
                                                           --------       --------

INVESTING ACTIVITIES

Available-for-sale:
     Purchases of investments and mortgage-
         backed securities ..........................        (1,158)       (10,490)
     Proceeds from repayments of investments
         and mortgage-backed securities .............         1,519          4,793
     Proceeds from sale of investments and
         mortgage-backed securities .................         1,665           --
Held-to-maturity:
     Purchases of investments and mortgage-
         backed securities ..........................       (59,887)       (50,270)
     Proceeds from repayments of investments
         and mortgage-backed securities .............        40,211         49,205
Increase in net loans receivable ....................        (2,430)        (7,355)
Sale of real estate owned ...........................            73           --
Increase in FHLB stock ..............................        (1,292)          (190)
Purchases of premises and equipment .................           (68)            (6)
                                                           --------       --------
         Net cash used for investing activities .....       (21,367)       (14,313)
                                                           --------       --------
             See accompanying notes to consolidated financial statements.

                          WVS FINANCIAL CORP. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                    (in thousands)

                                                             Nine Months Ended March 31,
                                                             ---------------------------
                                                                  1997           1996
                                                              --------       --------
FINANCING ACTIVITIES

Net decrease in transaction and passbook accounts ......        (1,940)        (3,151)
Net (decrease) increase in certificates of deposit .....          (845)         5,338
Net increase in Federal Home Loan Bank Advances ........        25,832         11,866
Net decrease in other borrowings .......................        (4,121)        (3,886)
Net (decrease) increase in advance payments by borrowers
     for taxes and insurance ...........................        (1,235)           112
Net proceeds from issuance of common stock .............             5           --
Cash dividends paid ....................................          (814)          (421)
                                                              --------       --------
     Net cash provided by financing activities .........        16,882          9,858
                                                              --------       --------


     Decrease in cash and cash equivalents .............        (1,028)        (1,080)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF THE PERIOD ..........................................         2,727          4,218
                                                              --------       --------

CASH AND CASH EQUIVALENTS AT END
OF THE PERIOD ..........................................      $  1,699       $  3,138
                                                              ========       ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the period for:
         Interest ......................................      $  7,450       $  6,416
         Income taxes ..................................           986          1,010

     Noncash item:
         Foreclosed mortgage loans transferred
              to real estate owned .....................            64             35







             See accompanying notes to consolidated financial statements.

                                                          WVS FINANCIAL CORP. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                      (UNAUDITED)
                                                                    (in thousands)


                                                                                                           Retained
                                            Additional    Unallocated    Unallocated   Net Unrealized      Earnings-
                                  Common      Paid-in     Shares Held    Shares Held      Loss on        Substantially
                                   Stock      Capital      by ESOP         by RRP       Securities         Restricted       Total
                                   -----      -------      -------         ------       ----------         ----------       -----
Balance at June 30, 1996          $  17     $  16,947     $    (584)    $    (835)      $    (368)        $  18,861        $34,038

Release of earned
Employee Stock Ownership                          124            91                                                            215
Plan (ESOP) shares

Accrued compensation
expense for Recognition
and Retention Plans (RRP)                                                     153                                              153

Exercise of Stock Options                           5                                                                            5

Change in unrealized
loss, net of income
taxes of $ (32)                                                                               (61)                             (61)

Cash dividends declared
($0.50 per share)                                                                                              (814)          (814)


Net income                                                                                                    2,076          2,076
                                  -----     ---------     ---------     ---------       ---------         ---------        -------

Balance at
March 31, 1997                    $  17     $  17,076     $    (493)    $    (682)      $    (429)        $  20,123        $ 35,612
                                  =====     =========     ==========    ==========      ==========        =========        ========





             See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       EARNINGS PER SHARE

         Primary earnings per share amounts are calculated based on the weighted average number of shares actually outstanding, less average unearned ESOP shares, plus the shares that would be outstanding assuming the exercise of dilutive stock options which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of the stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock. The number of shares used in the computation of primary earnings per share totaled 1,756,228 and 1,749,071, respectively, for the three and nine months ended March 31, 1997.

         Fully diluted earnings per share amounts are calculated based on an increased number of shares that would be outstanding assuming the exercise of dilutive stock options. The number of additional shares that would be issued from the exercise of the stock options has been reduced by the number of shares that could have been purchased from the proceeds at the end of period market price of the Company's common stock. The number of shares used in the computation of fully diluted earnings per share totaled 1,757,428 and 1,751,447, respectively, for the three and nine months ended March 31, 1997.

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

4.       PENDING ACCOUNTING STANDARDS

         On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Statement No. 128 will become effective for the Company beginning in fiscal 1998. This statement re-defines the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement No. 128 also requires the restatement of all prior-period EPS data presented. The Company will adopt Statement No. 128 on December 31, 1997 and based on current estimates, does not believe the effect of adoption will have a significant impact on the Company's financial position or results of operations.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997


GENERAL

         WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

         West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. Originally organized under Pennsylvania law in 1908 as West View Building Loan Association, West View changed its name to West View Savings and Loan Association in 1954. In June 1992, West View converted from a
Pennsylvania-chartered mutual savings and loan association to a Pennsylvania-chartered mutual savings bank. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 1997.

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


FINANCIAL CONDITION

         The Company's assets totaled $279.9 million at March 31, 1997 as compared to $259.6 million at June 30, 1996. The $20.3 million or 7.8% increase in total assets was accompanied by an $18.7 million increase in total liabilities and a $1.6 million increase in stockholders' equity for the nine months ended March 31, 1997. The growth in total assets of $20.3 million was primarily comprised of a $19.0 million or 18.4% increase in investment and mortgage-backed securities (including Federal Home Loan Bank ("FHLB") stock) and a $2.1 million or 1.4% increase in net loans receivable which was partially offset by a $1.1 million or 50.0% decrease in interest-earning demand deposits. The Company's total liabilities increased $18.7 million or 8.3% to $244.3 million as of March 31, 1997 from $225.6 million as of June 30, 1996. The $18.7 million increase in total liabilities was primarily comprised of a $21.7 million or 44.6% increase in FHLB advances and other borrowings which was partially offset by a $2.7 million or 1.6% decrease in deposits. Total stockholders' equity increased $1.6 million or 4.7% to $35.6 million as of March 31, 1997 from $34.0 million as of June 30, 1996, primarily due to $2.1 million of Company net income which was partially offset by $0.8 million of cash dividends paid during the nine months ended March 31, 1997.

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

         The Company has expanded its investment arbitrage program, originally initiated in the third quarter of fiscal 1994, throughout fiscal 1997 in order to realize additional net interest income. Under this strategy, a longer-term callable or noncallable investment security, or mortgage-backed security, is purchased and funded through the use of non-deposit liabilities, such as FHLB advances or other borrowings. With this strategy, the Company increases its net interest income, but also faces the risk, during periods of rising market interest rates, such as have been experienced during the quarter ending March 31, 1997, that it may experience a decline in net interest income if the rate paid on its borrowings rises above the rate earned on the investment security purchased. In order to mitigate this exposure, the Board has placed certain restrictions on the investment arbitrage program, including: (i) the average outstanding daily balance of borrowings, computed quarterly, may not exceed $85.0 million; (ii) suitable investments shall be confined to those meeting the credit quality criteria outlined in the Company's investment policy; and (iii) each security purchased shall initially yield a minimum of seventy-five basis points above the incremental rate paid on short-term borrowings, at the time of purchase.

         The Company has continued to aggressively purchase bonds with optional principal redemption features ("callable bonds") in order to capture additional net interest income. Callable bonds generally provide investors with higher rates of return than noncallable bonds because the issuer has the option to redeem the bonds before maturity. While this strategy affords WVS the current opportunity to improve its net interest income, during a period of declining interest rates, such as has been experienced during the nine months ended March 31, 1997, the Company would be exposed to the risk that the investment will be redeemed prior to its final stated maturity. In order to mitigate this risk, the Company has funded its purchases of callable bonds primarily with short-term borrowings. Approximately $4.0 million of callable agency bonds with an estimated weighted average rate of 7.9% were called during the quarter ended March 31, 1997. During the quarter ended March 31, 1997, the Company purchased approximately $12.3 million of callable bonds with an approximate weighted average yield to call and maturity of 8.4% and 7.9%, respectively. The callable agency bond purchases, totaling $12.3 million, are summarized by initial term to call as follows: $8.3 million within three months, $3.5 million with greater than three months and within six months and $0.5 million within twelve months. In addition, during the nine months ended March 31, 1997, the Company sold approximately $1.7 million of adjustable rate mortgage-backed securities with an approximate weighted average yield of 6.6% at a gain of $26 thousand.

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

         During the nine months ended March 31, 1997, the Company lengthened the maturity structure of a portion of its borrowings in order to lock in a favorable cost of funds on a longer term basis. The Company borrowed approximately $59.4 million from the FHLB as follows: $50.5 million of convertible advances, with terms ranging from three years to five years at a weighted average rate of 5.63%, $6.4 million of various fixed rate advances with terms ranging from eighteen to twenty-four months with a weighted average rate of 6.08%, and various short-term borrowings totaling approximately $2.5 million. During the nine months ended March 31, 1997, the Company repaid $33.6 million of FHLB advances and $4.2 million of other borrowings. Convertible advances generally provide for a fixed rate of interest for a portion of the term of the advance, an ability for the FHLB to convert the advance from a fixed rate to an adjustable rate at some predetermined time during the remaining term of advance (the "conversion" feature), and a concurrent opportunity for the Company to prepay the advance with no prepayment penalty in the event that the FHLB elects to exercise the conversion feature.

         As of March 31, 1997, the implementation of these asset and liability management initiatives resulted in the following: (i) an aggregate of $48.3 million or 32.0% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months; (ii) $19.1 million or 49.6% of the Company's portfolio of mortgage-backed securities (including CMOs) were secured by floating rate securities; (iii) $2.2 million or 2.7% of the Company's investment securities portfolio had scheduled maturities of one year or less; and (iv) $75.2 million or 93.4% of the Company's investment securities portfolio was comprised of callable bonds.

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

         The Company's one year cumulative interest rate sensitivity gap amounted to a negative 13.5% of total assets at March 31, 1997 as compared to a negative 18.0% at June 30, 1996, in each instance, based on certain assumptions by management with respect to the repricing of certain assets and liabilities. At March 31, 1997, the Company's interest-earning assets maturing or repricing within one year totaled $86.1 million while the Company's interest-bearing liabilities maturing or repricing within one year totaled $123.8 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $37.7 million. At March 31, 1997, the percentage of the Company's assets to liabilities maturing or repricing within one year was 69.5%.

RESULTS OF OPERATIONS

           General. WVS reported net income of $914 thousand and $2.1 million for the three and nine months ended March 31, 1997, respectively. Net income increased by $121 thousand or 15.3% for the three months ended March 31, 1997 when compared to the same period in 1996. The increase was primarily the result of a $211 thousand increase in net interest income and a $38 thousand decrease in the provision for loan losses, which was offset by a $93 thousand increase in income tax expense, a $32 thousand increase in non-interest expense and a $3 thousand decrease in non-interest income. Net income decreased by $725 thousand or 25.9% for the nine months ended March 31, 1997 when compared to the same period in 1996. The decrease was principally the result of a $1.6 million or 54.7% increase in non-interest expense, which was partially offset by a $595 thousand or 8.5% increase in net interest income and a $150 thousand decrease in income tax expense. The increase in non-interest expense for the nine months ended March 31, 1997 was primarily attributable to one-time items, including a $1.0 million net increase in federal deposit premiums to recapitalize the Savings Association Insurance Fund ("SAIF"), and insurance recoveries in 1995 totaling $391 thousand for litigation settlement and defense costs. The $595 thousand increase in net interest income for the nine months ended March 31, 1997 was chiefly attributable to increases in interest earned on investment and mortgage-backed securities and net loans receivable of $1.5 million and $470 thousand, respectively, and a $346 thousand decrease in interest expense on deposits, partially offset by a $1.7 million increase in interest expense on Federal Home Loan Bank Advances and other borrowings.

           Net Interest Income. The Company's net interest income increased by $211 thousand or 9.0% for the three months ended March 31, 1997 when compared to the same period in 1996. The increase resulted from a $766 thousand or 17.2% increase in interest income which was offset by a $555 thousand or 26.3% increase in interest expense. For the nine months ended March 31, 1997, net interest income increased by $595 thousand or 8.5%, when compared to the same period in 1996. The increase resulted from a $2.0 million or 14.7% increase in interest income which was offset by an $1.4 million or 21.2% increase in interest expense.

           Interest Income. Interest on net loans receivable increased by $122 thousand or 4.1% for the three months ended March 31, 1997 when compared to the same period in 1996. The increase was attributable to an increase of $9.7 million in the average balance of net loans receivable outstanding which was partially offset by a decrease in the weighted average yield earned on net loans receivable of 21 basis points for the three months ended March 31, 1997 when compared to the same period in 1996. Interest on net loans receivable increased by $470 thousand or 5.4% for the nine months ended March 31, 1997 when compared to the same period in 1996. The increase was attributable to a $12.1 million increase in the average balance of outstanding loans which was partially offset by a 26 basis point decrease in the weighted average yield earned on outstanding loans for the nine months ended March 31, 1997. The increases in the average loan balance outstanding for the three and nine months ended March 31, 1997 were primarily attributable to higher levels of real estate and consumer loan originations.

           Interest on mortgage-backed securities increased by $327 thousand or 95.3% for the three months ended March 31, 1997 when compared to the same period in 1996. The increase was attributable to a $16.7 million increase in the average balance of mortgage-backed securities outstanding and to a 73 basis point increase in the weighted average yield earned on mortgage-backed securities for the three months ended March 31, 1997 when compared to the same period in 1996. Interest on mortgage-backed securities increased $1.045 million or 103.0% for the nine months ended March 31, 1997. The increase was primarily attributable to an $18.9 million increase in the average balance of mortgage-backed securities outstanding and to a 26 basis point increase in the weighted average yield earned on mortgage-backed securities for the nine months ended March 31, 1997 when compared to the same period in 1996. The increase in the average balance of mortgage-backed securities outstanding was due to purchases of both adjustable and fixed rate mortgage pass-through securities and collateralized mortgage obligations under the Company's investment arbitrage program. The increase in the weighted average yield earned, during both periods, was principally attributable to higher yields earned on the adjustable rate portion of the mortgage-backed securities portfolio that repriced to higher market-based interest rates, and, to a lesser extent, lower levels of premium amortization due to slower rates of principal repayment, when compared to the same period in 1996.

           Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB Stock ("other investment securities") increased by $317 thousand or 27.4% for the three months ended March 31, 1997 when compared to the same period in 1996. The increase was attributable to a $16.7 million increase in the average balance of other investment securities outstanding which more than offset a 7 basis point decrease in the weighted average yield earned on other investment securities for the three months ended March 31, 1997 when compared to the same period in 1996. Interest on other investment securities increased $481 thousand or 12.6% for the nine months ended March 31, 1997 when compared to the same period in 1996. The increase in interest income on other investment securities was attributable to a $9.8 million increase in the average balance of other investment securities outstanding which more than offset an 11 basis point decrease in the weighted average yield earned on other investment securities for the nine months ended March 31, 1997 when compared to the same period in 1996. The increases in the average balance of other investment securities during both three and nine month periods ended March 31, 1997 was principally attributable to purchases of callable government agency securities associated with the Company's investment arbitrage program. The decrease in the weighted average yield on other investment securities was primarily attributable to lower market interest rates during both periods.

           Interest Expense. Interest expense on deposits and escrows decreased by $110 thousand or 5.9% and decreased by $348 thousand or 6.2% for the three and nine months ended March 31, 1997, respectively, when compared to the same periods in 1996. The decrease in interest expense on deposits and escrows was principally attributable to a $123 thousand decrease in interest paid on the Savings Bank's NOW deposits, due to changes in product pricing, for the three months ended March 31, 1997 when compared to the same period in 1996. For the nine months ended March 31, 1997, the decrease in interest expense on deposits and escrows was primarily attributable to a $4.1 million decrease in the average balance of interest-bearing deposits and escrows when compared to the same period in 1996.

           Interest expense on other borrowings increased by $665 thousand and increased by $1.749 million for the three and nine months ended March 31, 1997, respectively, when compared to the same periods in 1996. The increase associated with both periods is primarily attributable to funding the Company's investment arbitrage program.

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

           The Company's provision for loan losses decreased by $38 thousand and $53 thousand for the three and nine months ended March 31, 1997, respectively, when compared to the same periods in 1996. Primarily as a result of the provision during the nine months ended March 31, 1997, the Company's total allowance for loan losses amounted to $2.0 million or 1.19% of the Company's total loan portfolio as compared to $1.964 million, or 1.17% at June 30, 1996.

           Non-Interest Income. Total non-interest income decreased by $3 thousand and increased $36 thousand for the three and nine months ended March 31, 1997, respectively, when compared to the same periods in 1996. The decrease in non-interest income for the three months ended March 31, 1997 was attributable to decreased service charges on transaction accounts. The increase in non-interest income for the nine months ended March 31, 1997 was principally attributable to a $26 thousand gain from the sale of securities.

           Non-Interest Expense. Total non-interest expense increased $32 thousand or 2.9% and increased $1.6 million or 57.1% for the three and nine months ended March 31, 1997, respectively, when compared to the same periods in 1996.

           Shareholder litigation settlement and defense costs decreased $3 thousand and $383 thousand for the three and nine months ended March 31, 1997, respectively, when compared to the same periods in 1996. The decrease for the nine months ended March 31, 1997 was primarily attributable to the receipt of $391 thousand of non-taxable insurance proceeds resulting from previously disclosed and settled shareholder litigation and defense costs accrued during the nine months ended March 31, 1996.

           Federal deposit insurance premiums decreased $72 thousand or 72.0% and increased $965 thousand or 320.6% for the three and nine months ended March 31, 1997, respectively, when compared to the same periods in 1996. The decrease for the quarter ended March 31, 1997 was primarily attributable to reduced SAIF rates. The increase for the nine months ended March 31, 1997 was principally attributable to a $1.1 million one-time charge to recaptialize the SAIF as required by federal law.

           Compensation and employee benefits expense increased $109 thousand or 17.1% and increased $193 thousand or 10.2% for the three and nine months ended March 31, 1997, respectively, when compared to the same periods in 1996. The increase for the three months ended March 31, 1997 was primarily attributable to a $90 thousand increase in Employee Stock Ownership Plan ("ESOP") amortization and an $11 thousand increase in employee profit sharing plan expense. The increase for the nine months ended March 31, 1997 was principally attributable to a $112 thousand increase in ESOP amortization, a $46 thousand increase in employee profit sharing plan expense, and a $40 thousand increase in employee compensation.

           Income Tax Expense. Income tax expense increased by $93 thousand or 18.5% and decreased by $150 thousand or 10.0% for the three and nine months ended March 31, 1997, respectively, when compared to the same periods in 1996. The change in income tax expense, for both periods, was attributable to varying levels of taxable income during the three and nine months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES


         Net cash provided by operating activities totaled $3.5 million during the nine months ended March 31, 1997. Net cash provided by operating activities was primarily comprised of $2.1 million of net income.

         Funds used for investing activities totaled $21.4 million during the nine months ended March 31, 1997. Primary uses of funds during the nine months ended March 31, 1997 include $18.9 million used for net purchases of investment securities and FHLB stock, and a $2.4 million increase in net loans receivable.

         Funds provided by financing activities totaled $16.9 million for the nine months ended March 31, 1997. Primary sources of funding include a $21.7 million increase in Federal Home Loan Bank advances and other borrowings used to fund loan commitments and investment security purchases which was partially offset by a $2.8 million decrease in deposits and a $1.2 million decrease in advance payments by borrowers for taxes and insurance and $814 thousand in cash dividends paid. Financial institutions generally, including the Company, have experienced a certain degree of depositor disintermediation to other investment alternatives. Management believes that the degree of disintermediation experienced by the Company has not had a material impact on overall liquidity. As of March 31, 1997, $68.2 million or 40.6% of the Company's total deposits consisted of core deposits. Management has determined that it currently is maintaining adequate liquidity and is seeking to better match funding sources with lending and investment opportunities.

         The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through Federal Home Loan Bank advances and other borrowings. At March 31, 1997, the total approved loan commitments outstanding amounted to $3.7 million. At the same date, commitments under unused letters and lines of credit amounted to $6.5 million, the unadvanced portion of construction loans approximated $14.0 million,  and  commitments  to purchase  when-issued  investments  totaled  $1.1 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1997 totaled $63.8 million. Management believes that a significant portion of maturing deposits will remain with the Company.

         Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances and other borrowings, to provide the cash utilized in investing activities. The Company has established a $15.0 million line of credit with the FHLB, which is scheduled to mature on March 25, 1998 and is subject to various conditions, including the pledging and delivery of acceptable collateral. The primary purpose of the line of credit is to serve as a back-up liquidity facility for the Company, however, the Company may from time to time utilize the line of credit to purchase investment securities and fund other commitments. In addition, the Company has access to the Federal Reserve Bank discount window. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

          On April 29, 1997 the Company's Board of Directors declared a cash dividend of $0.20 per share , and a special cash dividend of $2.30 per share, both payable on May 22, 1997 to shareholders of record at the close of business on May 12, 1997. Dividends will be subject to determination and declaration by the Board of Directors, which will take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

         As of March 31, 1997, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $36.0 million or 28.0% and $37.7 million or 29.2%, respectively, of total risk-weighted assets, and Tier I leverage capital of $36.0 million or 13.1% of average quarterly assets.

         Effective July 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". SFAS No. 114 provides guidelines for measuring impairment losses on loans. A loan is considered impaired when, based upon current information and events, it is possible that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of a loan agreement. SFAS No. 118 amends SFAS No. 114 to permit a creditor to use existing methods for recognizing interest income on impaired loans. At March 31, 1997, impaired loans totaled $874 thousand of which $274 thousand was considered nonaccrual. Approximately $130 thousand of the related allowance for loan losses has been allocated to the impaired loans. The average recorded investment in impaired loans during the nine months ended March 31, 1997 was approximately $875 thousand. For the nine months ended March 31, 1997, interest income totaling $55 thousand was recognized on impaired loans on both the accrual and cash basis of income recognition.

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

         The   Company's   nonperforming   assets  at  March  31,  1997  totaled
approximately $274 thousand or 0.10% of total assets as compared to $377 thousand or 0.15% of total assets as of June 30, 1996. Nonperforming assets at March 31, 1997 consisted of $274 thousand in commercial real estate loans. Approximately $1 thousand of additional interest income would have been recorded during the nine months ended March 31, 1997, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the nine months ended March 31, 1997.

         On September 30, 1996 the President signed the Deposit Insurance Funds Act of 1996 (the "Funds Act") into law. The Funds Act calls for a Special Assessment on SAIF-assessable deposits as of March 31, 1995 to capitalize the SAIF to its designated reserve ratio of 1.25%. The Company recorded a pre-tax charge of approximately $1.1 million during the quarter ended September 30, 1996 using an FDIC estimated assessment rate of $.657 for every $100 of assessable deposits. During the quarter ended December 31, 1996, the Company accrued a $102 thousand refund of prepaid federal deposit insurance premiums as a result of the capitalization of the SAIF. For the three months ended June 30, 1997, the Company anticipates that its Financing Corporation ("FICO") quarterly payment will total $28 thousand.

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



                                                   WVS FINANCIAL CORP.



May 9, 1997                                    BY:/s/Robert C. Sinewe
Date                                               ------------------
                                                   Robert C. Sinewe
                                                   President and
                                                   Chief Executive Officer



May 9, 1997                                    BY:/s/David J. Bursic
Date                                              ------------------
                                                  David J. Bursic
                                                  Vice President, Treasurer and
                                                  Chief Financial Officer