Form 10-K
period 1997-06-30
WVS FINANCIAL CORP
filed 1997-09-26
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the fiscal year ended: June 30, 1997

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934  (NO  FEE REQUIRED)

        For  the  transition  period  from  __________ to __________

                          Commission File No.: 0-22444

                               WVS Financial Corp.
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                       25-1710500
   (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                      Identification Number)
        9001 Perry Highway
     Pittsburgh, Pennsylvania                                   15237
       (Address of Principal                                  (Zip Code)
        Executive Offices)

       Registrant's telephone number, including area code: (412) 364-1911

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock (par value $.01 per share)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]

As of September 16, 1997, the aggregate value of the 1,448,594 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 299,326 shares held by all directors and officers of the Registrant as a group, was approximately $39.9 million. This figure is based on the last known trade price of $27.50 per share of the Registrant's Common Stock on September 11, 1997.

Number of shares of Common Stock outstanding as of September 16, 1997: 1,747,920

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1997 are incorporated into Parts I, II and IV. (2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1.       Business.


     WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

     West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. Originally organized under Pennsylvania law in 1908 as West View Building Loan Association, West View changed its name to West View Savings and Loan Association in 1954. In June 1992, West View converted from a
Pennsylvania-chartered mutual savings and loan association to a Pennsylvania-chartered mutual savings bank. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 1997.

Lending Activities

     General. At June 30, 1997, the Company's net portfolio of loans receivable totaled $158.1 million, as compared to $149.0 million at June 30, 1996. Net loans receivable comprised 53.6% of Company total assets and 92.5% of total deposits at June 30, 1997, as compared to 57.4% and 87.2%, respectively, at June 30, 1996. The principal categories of loans in the Company's portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, land acquisition and development loans and consumer loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA").

     Historically, the Company's lending activities have been concentrated in single-family residential loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania. During fiscal 1997, the Company's single-family real estate loans increased by $6.9 million or 6.3% primarily due to weaker consumer demand for home purchase and refinancing activity and the Company's decision not to directly match aggressive local market pricing. Commercial real estate loans increased $1.6 million or 12.2% during fiscal 1997 principally due to the Company's renewed focus on this market segment. The Company's land acquisition and development lending, and construction lending, decreased $3.9 million or 13.8% during fiscal 1997. The decrease was principally due to the repayment of later stage construction development and the Company's desire to reduce its exposure to such loans in light of a slow-down in the final sales of such projects. Land acquisition and development lending, and speculative construction lending to builders is generally considered to involve a higher level of risk as compared to single-family residential lending. The Company believes that its underwriting standards are prudent and consistent with safe and sound banking practices.

     On occasion, the Company has also purchased whole loans and loan participations secured by properties located outside of its primary market area but predominantly in Pennsylvania. The Company believes that all of its mortgage loans are secured by properties located in Pennsylvania. Moreover, substantially all of the Company's non-mortgage loan portfolio consists of loans made to residents and businesses located in the Company's primary market area.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") imposed limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under FIRREA, the permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 1997, the Savings Bank's limit on loans-to-one borrower under FIRREA was approximately $3.9 million. The Company's general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 1997, the Company's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $1.8 million to $3.2 million, and are secured primarily by real estate located in the Company's primary market area.

     Loan Portfolio Composition. The following table sets forth the composition of the Company's net loans receivable portfolio by type of loan at the dates indicated.

                                                                         At June 30,
                         ---------------------------------------------------------------------------------------------------------
                                 1997                  1996                  1995                  1994                 1993
                         ------------------    ------------------    -----------------     -----------------     -----------------
                          Amount       %        Amount       %        Amount      %         Amount      %         Amount      %
                                                                  (Dollars in Thousands)
Real estate loans:
  Single-family          $116,663    67.25%    $109,776    65.16%    $ 92,710   63.17%     $ 85,661   60.06%     $ 83,572   63.33%
  Multi-family              3,499     2.02        3,235     1.92        2,303    1.57         2,931    2.05         3,245    2.46
  Commercial               14,669     8.46       13,088     7.77       12,138    8.27         9,087    6.37         9,083    6.88
  Construction             16,969     9.78       19,269    11.44       21,106   14.38        27,341   19.17        17,949   13.60
  Land acquisition
     & development          7,412     4.27        9,004     5.35        4,671    3.18         4,601    3.23         4,435    3.37
                         --------   ------     --------   ------     --------  ------      --------  ------      --------  ------
                          159,212    91.78      154,372    91.64      132,928   90.57       129,621   90.88       118,284   89.64
                         --------   ------     --------   ------     --------  ------      --------  ------      --------  ------
Consumer loans:
  Home equity              12,258     7.06       11,963     7.10       12,477    8.50        11,601    8.13        11,925    9.04
  Education                   516     0.30          590     0.35          394    0.27           353    0.25           746    0.57
  Other                     1,403     0.81        1,484     0.88          905    0.61           863    0.61           663    0.50
                         --------   ------     --------   ------     --------  ------      --------  ------      --------  ------
  Total consumer
     loans                 14,177     8.17       14,037     8.33       13,776    9.38        12,817    8.99        13,334   10.11
                         --------   ------     --------   ------     --------  ------      --------  ------      --------  ------
Commercial loans               91     0.05           40     0.02          ---     ---           ---     ---           ---     ---
                         --------   ------     --------   ------     --------  ------      --------  ------      --------  ------
Commercial lease
   financings                   2     0.00           14     0.01           68    0.05           184    0.13           317    0.25
                         --------   ------     --------   ------     --------  ------      --------  ------      --------  ------
                          173,482   100.00%     168,463   100.00%     146,772  100.00%      142,622  100.00%      131,935  100.00%
                         --------   ======     --------   ======     --------  ======      --------  ======      --------  ======
Less:
  Undisbursed loan
     proceeds             (12,505)              (16,651)              (10,794)              (16,508)              (10,136)
  Net deferred loan
     origination fees        (834)                 (837)                 (799)                 (881)               (1,004)
  Allowance for
     loan losses           (2,009)               (1,964)               (1,836)               (1,633)               (1,447)
                         --------              --------              --------              --------              --------
Net loans receivable     $158,134              $149,011              $133,343              $123,600              $119,348
                         ========              ========              ========              ========              ========

         Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company's loans and mortgage-backed securities at June 30, 1997. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.

                                     Real Estate Loans

                                                                                                    Land
                                                                                                acquisition
                                                                                                    and
                              Single-family    Multi-family  Non-residential  Construction      development
                              -------------    ------------  ---------------  ------------      -----------
                                                  (Dollars in Thousands)
Amounts due in:
        One year or less        $  1,433        $  1,542        $    828        $ 11,931         $  3,395
  After one year through
              five years           4,237              49           1,558            --              3,983
        After five years         110,993           1,908          12,283           5,038               34
                                --------        --------        --------        --------         --------
                Total(1)        $116,663        $  3,499        $ 14,669        $ 16,969         $  7,412
                                ========        ========        ========        ========         ========


                                Consumer
                               loans and        Mortgage-
                               commercial       backed
                             loans & leases    securities       Total
                             --------------    ----------       -----
                                 (Dollars in Thousands)
Amounts due in:
        One year or less       $    878        $    103        $ 20,110
  After one year through
              five years          9,900           1,882          21,609
        After five years          3,492          35,505         169,253
                               --------        --------        --------
                Total(1)       $ 14,270        $ 37,490        $210,972
                               ========        ========        ========


(1) Does not include adjustments relating to loans in process, the allowance for loan losses, accrued interest, deferred fee income and unearned discounts.

Interest rate terms on  amounts due after one year:


                                     Real Estate Loans

                                                                                        Land
                                                                                     acquisition
                                                                                         and
                 Single-family    Multi-family    Non-residential    Construction    development
                 -------------    ------------    ---------------    ------------    -----------
                                      (Dollars in Thousands)
Fixed             $ 92,689           $  1,341        $  7,861        $  4,405          $  1,978
Adjustable          22,541                616           5,980             633             2,039
                  --------           --------        --------        --------          --------

     Total        $115,230           $  1,957        $ 13,841        $  5,038          $  4,017
                  ========           ========        ========        ========          ========


                         Consumer
                        loans and         Mortgage-
                        commercial         backed
                      loans & leases     securities         Total
                      --------------     ----------         -----
                                    (Dollars in Thousands)
Fixed                     $  7,835        $ 18,405        $134,514
Adjustable                   5,557          18,982          56,348
                          --------        --------        --------

     Total                $ 13,392        $ 37,387        $190,862
                          ========        ========        ========

         Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates).

         As further discussed below, the Company has from time to time renewed commercial real estate loans and speculative construction (single-family) loans due to slower than expected sales of the underlying collateral. Commercial real estate loans are generally renewed at a contract rate that is the greater of the market rate at the time of the renewal or the original contract rate. Loans secured by speculative single-family construction or developed lots are generally renewed for an additional six month term with monthly payments of interest. Subsequent renewals, if necessary, are generally granted for an additional six month term; principal amortization may also be required. Land acquisition and development loans are generally renewed for an additional twelve month term with monthly payments of interest.

         At June 30, 1997, the Company had approximately $4.9 million of renewed commercial real estate and construction loans, all of which were performing. The $4.9 million in aggregate disbursed principal that has been renewed is comprised of: single-family speculative construction loans - $943 thousand, developed residential lots - $721 thousand, acquisition and development loans - $2.8 million, and a participation in a land development project for upscale residential housing totaling $407 thousand. Management believes that the previously discussed whole loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All of the loans that have been rolled over, as discussed above, are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans. The Company had no loans scheduled to mature in the one year period ending June 30, 1997 which were non-performing. See "-Multi-Family Residential, Commercial Real Estate and Construction Loans" and "-Non-Performing Assets".

         Origination, Purchase and Sale of Loans. Applications for residential real estate loans and consumer loans are obtained at all of the Company's offices. Applications for commercial real estate loans are taken only at the Company's Franklin Park office. Residential loan applications are primarily attributable to existing customers, builders, walk-in customers and referrals from both real estate brokers and existing customers. Commercial real estate loan applications are obtained primarily by referrals from former and existing borrowers. Consumer loans are primarily obtained through existing and walk-in customers.

         All processing and underwriting of real estate and commercial business is performed solely at the Company's loan division at the Franklin Park office. The Company believes this centralized approach to approving such loan applications allows it to process and approve such applications faster and with greater efficiency. The Company also believes that this approach increases its ability to service the loans. All loan applications are required to be approved by the Company's Loan Committee, comprised of both outside directors and management, which meets weekly.

         Historically, the Company has originated substantially all of the loans retained in its portfolio. Substantially all of the residential real estate loans originated by the Company have been under terms, conditions and documentation which permit their sale to the Federal National Mortgage Association ("FNMA") and other investors in the secondary market. Although the Company has not been a seller of loans in the secondary market, the Company is on the FNMA approved list of sellers/servicers. The Company has held the loans it originates in its own portfolio until maturity, due, in part, to competitive pricing conditions in the marketplace for origination by nationwide lenders and portfolio lenders.

         The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company's market area is insufficient or to increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 1997, $6.3 million or 3.6% of the Company's total loans receivable consisted of whole loans and participation interests in loans purchased from other financial institutions, of which $2.1 million or 33%
consisted of loans secured by commercial real estate, $2.2 million or 35% consisted of pools of low to moderate income single-family residences, $1.6 million or 25% consisted of a multi-family apartment complex loan, and $407 thousand or 7% consisted of a land development loan. During fiscal 1997, purchases of whole loans and participations decreased by $1.6 million, to a total of $1.1 million, as compared to fiscal 1996. The $1.1 million purchase was comprised primarily of low to moderate income single-family residential loans.

         The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 1997, approximately $3.8 million or 2.2% of the Company's total loans receivable were being serviced for the Company by others.

         The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

                                                      At or For the Year Ended June 30,
                                                  --------------------------------------
                                                      1997           1996          1995
                                                  ---------      ---------     ---------
                                                            (Dollars in Thousands)
Net loans receivable beginning balance ......     $ 149,011      $ 133,343     $ 123,600
Real estate loan originations:
   Single-family(1) .........................        15,643         25,181        18,481
   Multi-family(2) ..........................           575          1,984            85
   Commercial ...............................         2,000          1,731         4,388
   Construction .............................         9,044         10,792        10,776
   Land acquisition and development .........         1,384          4,219         1,921
                                                  ---------      ---------     ---------
      Total real estate loan originations ...        28,646         43,907        35,651
                                                  ---------      ---------     ---------

Home equity .................................         3,160          2,589         4,122
Education ...................................           323           --            --
Commercial ..................................           533             40          --
Other .......................................           207            287           616
                                                  ---------      ---------     ---------
      Total loan originations ...............        32,869         46,823        40,389
                                                  ---------      ---------     ---------

Disbursements against available credit lines:
   Home equity ..............................         4,608          4,693         3,998
   Other ....................................            28             28            47
Purchase of whole loans and participations ..         1,145          2,653           250
                                                  ---------      ---------     ---------
      Total originations and purchases ......        38,650         54,197        44,684
                                                  ---------      ---------     ---------

Less:
   Loan principal repayments ................        33,569         32,460        40,542
   Sales of whole loans and participations ..          --             --            --
   Transferred to real estate owned .........            73             51          --
   Change in loans in process ...............        (4,147)         5,857        (5,714)
   Other, net(3) ............................            32            161           113
                                                  ---------      ---------     ---------
      Net increase ..........................     $   9,123      $  15,668     $   9,743
                                                  =========      =========     =========

Net loans receivable ending balance .........     $ 158,134      $ 149,011     $ 133,343
                                                  =========      =========     =========
------------
(1) Consists of loans secured by 1-4 family properties.
(2) Consists of loans secured by five or more family properties.
(3) Includes reductions for net deferred loan origination fees and the allowance for losses.

         Real Estate Lending Standards. All financial institutions are required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies in December 1992 ("Guidelines"). The Guidelines set forth uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

         The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and non-residential) (80%); improved property (85%); and one-to-four family residential (owner occupied) (no maximum ratio; however any LTV ratio in excess of 90% should require appropriate insurance or readily marketable collateral). Consistent with its conservative lending philosophy, the Company's LTV limits are generally more restrictive than those in the Guidelines: raw land (60%); land development (70%); construction (commercial - 70%; multi-family - 75%; speculative residential - 80%); and residential properties (95% in the case of one-to-four family owner-occupied residences and 75% on larger family non owner-occupied residences).

         Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 1997, $116.7 million or 67.3% of the Company's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. Single-family loan originations totaled $15.6 million and decreased $9.6 million or 38.1% during the fiscal year ended June 30, 1997 when compared to the same period in 1996. The decrease in single-family originations is due primarily to weaker consumer demand for home purchase and refinance activity and the Company's decision not to directly match aggressive local market pricing.

         The Company historically has and continues to emphasize the origination of fixed-rate loans with terms of up to 30 years. Although such loans are originated with the expectation that they will be maintained in portfolio, these loans are originated generally under terms, conditions and documentation which permit their sale in the secondary market. The Company also makes available single-family residential adjustable-rate mortgages ("ARMs") which provide for periodic adjustments to the interest rate, but such loans have never been as widely accepted in the Company's market area as the fixed-rate mortgage loan products. The ARMs currently offered by the Company have up to 30-year terms and an interest rate which adjusts in accordance with one of several indices. Consumer response to adjustable rate loans has been limited due to the appreciable decline in long-term interest rates experienced during the first half of fiscal 1996.

         At June 30, 1997, approximately $94.1 million or 80.6% of the single-family residential loans in the Company's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

         The Company is permitted to lend up to 95% of the appraised value of real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 95% of the appraised value, the Company is required by state banking regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 75% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance is generally obtained on residential loans for which loan-to-value ratios exceed 80%.

         Property appraisals on the real estate and improvements securing the Company's single-family residential loans are made by independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with federal regulations and policies. The Company obtains title insurance policies on most first mortgage real estate loans originated by it. If title insurance is not obtained or is unavailable, the Company obtains an abstract of title and title opinion. Borrowers also must obtain hazard insurance prior to closing and, when required by the United States Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes and mortgage insurance premiums as they become due.

         Multi-Family Residential, Commercial Real Estate and Construction Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 1997, $3.5 million or 2.0% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties and $14.7 million or 8.5% of such loan portfolio consisted of loans secured by existing commercial real estate properties.

         The majority of the Company's multi-family residential loans are secured primarily by 5 to 20 unit apartment buildings, while commercial real estate loans are secured by office buildings, hotels, small retail establishments and churches. These types of properties constitute the majority of the Company's commercial real estate loan portfolio. The Company's multi-family residential and commercial real estate loan portfolio consists primarily of loans secured by properties located in its primary market area.

         Although terms vary, multi-family residential and commercial real estate loans generally are amortized over a period of up to 15 years (although some loans amortize over a twenty year period) and mature in five to fifteen years. The Company will originate these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index, which generally is negotiated at the time of origination. Loan-to-value ratios on the Company's commercial real estate loans are currently limited to 75% or lower. As part of the criteria for underwriting multi-family residential and commercial real estate loans, the Company generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of the debt service to debt service) of at least 100%. It is also the Savings Bank's general policy to obtain personal guarantees on its multi-family residential and commercial real estate loans from the principals of the borrower and, when this cannot be obtained, to impose more stringent loan-to-value, debt service and other underwriting requirements.

         At June 30, 1997, the Company's multi-family residential and commercial real estate loan portfolio consisted of approximately 87 loans with an average principal balance of $209 thousand. At June 30, 1997, the Company had one commercial real estate loan that was not accruing interest.

         In recent years, the Company has been increasingly active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company's primary market area. At June 30, 1997, construction loans amounted to approximately $17.0 million or 9.8% of the Company's total loan portfolio. As of such date, the Company's portfolio of construction loans consisted of $13.4 million of loans for the construction of single-family residential real estate and $3.6 million of loans for the construction of commercial real estate. Construction loan originations totaled $9.0 million and decreased by $1.8 million or 16.7% during the fiscal year ended June 30, 1997 when compared to the same period in 1996. Construction loan originations declined during fiscal 1997 primarily due to an excess supply in the new construction market and the Company's desire to limit its exposure to this market segment to current investment levels.

         Construction loans are made to individuals for the purpose of constructing a personal residence. In such circumstances, the Company will underwrite such loans on a construction/permanent mortgage loan basis. At June 30, 1997, approximately 51.4% of total outstanding construction loans were made to local real estate builders and developers with whom the Company has worked for a number of years for the purpose of constructing primarily single-family residential developments, with the remaining 48.6% of total construction loans made to individuals for the purpose of constructing a personal residence. Upon application, credit review and analysis of personal and corporate financial statements, the Company will grant local builders with whom it has done business lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative (or unsold) residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling $1.4 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company's authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 1997, the Company also had $7.4 million or 4.3% of the total loan portfolio invested in land development loans, which consisted of 35 loans to 24 developers.

         Construction loans generally have maturities of 18 months, including one 6 month extension, with payments being made monthly on an interest-only basis. Thereafter, the permanent financing arrangements will generally provide for either an adjustable or fixed interest rate, consistent with the Company's policies with respect to residential and commercial real estate financing. For a discussion of the Company's policy with respect to renewing a speculative construction loan at the expiration of its term if the underlying property has not been sold, see "-Contractual Maturities".

         The Company intends to maintain its involvement in construction lending within its primary market area. Such loans afford the Company the opportunity to increase the interest rate sensitivity of its loan portfolio. Commercial real estate and construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences.

         The Company has attempted to minimize the foregoing risks by, among other things, limiting the extent of its commercial real estate lending generally and by limiting its construction lending to primarily residential properties. In addition, the Savings Bank has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by generally limiting the geographic area in which the Savings Bank will do business to its primary market area and by working with builders with whom it has established relationships.

         Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 1997, $14.2 million or 8.2% of the Company's total loan portfolio consisted of consumer loans. The consumer loans offered by the Company include home equity loans, home equity lines of credit, education loans, automobile loans, deposit account secured loans and personal loans. Most of the Company's consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

         The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 1997, approximately 54.7% of the Company's home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan to value ratios, substantially all of such loans are originated with a loan to value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

         Commercial Loans and Lease Financings. At June 30, 1997, $93 thousand or less than 1% of the Company's total loan portfolio consisted of commercial loan and lease financings. During fiscal 1991, the Company began to purchase participation interests in pools of leases of general commercial chattel. The Company ceased purchasing participation interests in fiscal 1992 based on management's belief that the quality of the pools were not as good as those it had invested in previously and because some of the participation interests in pools it had acquired started to experience some losses. Commercial loans, which include loans secured by accounts receivable, business inventory and equipment, and similar collateral totaled $91 thousand or less than 1% of the Company's total loan portfolio. The Company intends to selectively develop this line of business in order to increase interest income and to possibly attract compensating deposit account balances. Due to the higher risks associated with commercial loans not secured by real estate, future commercial loan originations will be modest.

         Loan Fee Income. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

         The Company charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with FASB 91, the Company has recognized $229 thousand, $216 thousand and $248 thousand of deferred loan fees during fiscal 1997, 1996 and 1995, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. The increase in loan origination fee income for fiscal 1997 was primarily attributable to a higher volume of loans originated with loan origination fees.

         Non-Performing Loans, Real Estate Owned and Troubled Debt Restructurings. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made on the fifteenth day after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history is reviewed and efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Company does institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

         Loans  are  placed on  non-accrual  status  when,  in the  judgment  of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Company normally does not accrue interest on loans past due 90 days or more. The Company will continue to accrue interest on education loans past due 90 days or more because of the repayment guarantee provided by the Federal government.
The Company may also continue to accrue interest if, in the opinion of management, it believes it will collect on the loan.

         Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value at the date of acquisition and any write-down resulting therefrom is charged to the allowance for losses on real estate owned. All costs incurred in maintaining the Company's interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized.

         The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.

                                                                  At June 30,
                                          -------------------------------------------------------
                                            1997        1996         1995        1994       1993
                                          -------      ------      ------      ------      ------
                                                            (Dollars in Thousands)
Non-accruing loans:
Real estate:
   Single-family ....................     $  --        $  100      $  185      $  106      $   61
   Multi-family .....................        --          --           561         581        --
   Commercial(1) ....................         274         274         274         271        --
Consumer ............................        --          --          --          --             3
Commercial loans & leases ...........        --             3           9        --          --
                                          -------      ------      ------      ------      ------
Total non-accrual loans .............         274         377       1,029         958          64
                                          -------      ------      ------      ------      ------
Accruing loans greater than
   90 days delinquent ...............        --          --          --             4          98
                                          -------      ------      ------      ------      ------
     Total non-performing loans .....     $   274      $  377      $1,029      $  962      $  162
                                          -------      ------      ------      ------      ------
Real estate owned ...................        --          --          --            25        --
                                          -------      ------      ------      ------      ------
     Total non-performing assets ....     $   274      $  377      $1,029      $  987      $  162
                                          =======      ======      ======      ======      ======
Troubled debt restructurings ........     $  --        $  603      $  930      $  944      $  956
                                          =======      ======      ======      ======      ======
Total non-performing loans and
   troubled debt restructurings as a
   percentage of net loans receivable        0.17%       0.66%       1.47%       1.54%       0.94%
                                          =======      ======      ======      ======      ======
Total non-performing assets
   to total assets ..................        0.09%       0.15%       0.45%       0.45%       0.08%
                                          =======      ======      ======      ======      ======
Total non-performing assets
   and troubled debt restructurings
   as a percentage of total assets ..        0.09%       0.38%       0.86%       0.87%       0.53%
                                          =======      ======      ======      ======      ======
-----------
(1) At June 30, 1997,  non-accrual commercial real estate loans consisted of one loan.

         The $103 thousand decrease in non-accrual loans during fiscal 1997 is primarily comprised of a $100 thousand decrease in non-accrual single-family real estate loans.

         At June 30, 1997, the Company had one performing restructured multi-family loan with a total outstanding principal balance of $599 thousand. The loan is secured by an eight unit apartment building and one single-family residence located in Oakmont Borough. Though originally appraised for $840 thousand in 1991, a revised appraisal report dated September 1995 has indicated an appraised value of approximately $475 thousand. Though no charge-offs have been recorded to date, the loan has been internally classified as substandard due to payment history and collateral value. The Company believes that it has an adequate valuation allowance with respect to this loan.

         At June 30, 1997, the Company had one land development participation loan, with an outstanding principal balance of $383 thousand, that was granted a third extension. The loan, which was originated to finance the development of a 45 lot upscale residential subdivision, provides for interest only payments, floats monthly at a net participant rate of prime plus seven-eighths of one percent, and matures in March 2000. At June 30, 1997, 21 lots remained unsold. The third extension was granted due to the continued weak market demand for lots within the subdivision. In exchange for granting the extension, loan participants, including the Company, received a renewal fee of 0.75% of the loan's outstanding principal balance and a lot release price paid to the participants of 75% with a minimum amount of $175 thousand per lot. If the loan is paid off prior to maturity, a pro-rated refund of the renewal fee will be issued to the borrower. Management believes that the loan is presently well-secured based upon an approximate 19.5% loan to value first-lien position and the obligor's strong net-worth and paying capacity. The loan has been internally classified substandard due to the low level of lot sale activity.

         As of June 30, 1997, the Company had one non-accruing commercial real estate loan with an outstanding principal balance of $274 thousand that was over 90 days delinquent. The Company stopped accruing interest on the loan as of September 1993. The loan is secured by a restaurant and real estate which is located in Wexford, PA. The property was appraised for $395 thousand in June 1988. Since such date, an addition to the restaurant has been constructed. The obligors on this loan are the two former principal owners of the restaurant. The restaurant and the two obligors on this loan have filed under Chapter 7 of the Federal Bankruptcy Code. Through June 30, 1997 the Company was unable to obtain relief from stay to proceed with a foreclosure action against the property. A third party has acquired the restaurant business and property in a Bankruptcy Court supervised restructuring plan by, among other things, agreeing to make certain periodic payments into the bankruptcy estate. The Bankruptcy Court has not as of yet approved the bankruptcy plan. The Company, however, is presently receiving interest only payments at a modified rate of 8%, as opposed to the original contract rate of 9%. Under terms of the pending but as of yet unapproved bankruptcy restructuring plan, the Company has agreed, among other things, to a reduction in the contract rate of interest to 8% and certain repayment modifications.

         In addition to the foregoing, at June 30, 1997 the Company had a 7.9% or $907 thousand participation interest in a first mortgage loan on a 12 1/2 acre property in Allegheny County, Pennsylvania which includes a 194 room Sheraton hotel and restaurant and an 8,100 square foot office building. The Company acquired its interest in 1984. The loan, which was originated to acquire the property and construct the hotel, matures in March 1999 and provides for principal and interest payments at 8.2% based on a 30-year amortization schedule. The borrower is current in its payments but the loan continues to be monitored due to the nature of the hotel industry in general and a decrease in the capital accounts of the general partners.

         During fiscal 1997, 1996 and 1995, approximately $15 thousand, $9 thousand and $42 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $20 thousand, $75 thousand and $144 thousand, respectively.

         Allowances for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance account. Subsequent recoveries, if any, are credited to the allowance. The allowance is maintained at a level believed adequate by management to absorb estimated potential loan losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio considering past experience, current economic conditions, composition of the loan portfolio and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change.

         Effective December 21, 1993, the FDIC, in conjunction with the Office of the Comptroller of the Currency, the Office of Thrift Supervision and the Federal Reserve Board, adopted an Interagency Policy Statement on the Allowance for Loan and Lease Losses ("Policy Statement"). The Policy Statement, which effectively supersedes previous FDIC proposed guidance, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful, described below, and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling".

         Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard", "doubtful" and "loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "asset watch" is also utilized by the Bank for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital.

         The Company's general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company's general valuation allowances are within the following ranges: (i) 0% to 5% of assets subject to special mention; (ii) 5% to 25% of assets classified substandard; and (iii) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company's past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 1997 is adequate.

         The Company has consistently added to the allowance for possible loan losses during the past three fiscal years. The allowance for loan losses increased from $1.96 million at June 30, 1996 to approximately $2.00 million at June 30, 1997. These increases reflect a number of factors, the most significant of which is the industry trend towards greater emphasis on the allowance method of providing for loan losses and the specific charge-off method.

         The following table summarizes changes in the Company's allowance for loan losses and other selected statistics for the periods indicated.

                                                                         At June 30,
                                               ----------------------------------------------------------------
                                                 1997           1996          1995          1994         1993
                                               --------      --------      --------      --------      --------
                                                                   (Dollars in Thousands)
Average net loans ........................     $153,726      $141,643      $133,517      $118,302      $124,530
                                               ========      ========      ========      ========      ========
Allowance balance (at beginning of period)     $  1,964      $  1,836      $  1,634      $  1,447      $    864
Provision for loan losses ................           60           150           211           211           666
Charge-offs:
 Real estate:
    Single-family ........................           15            25          --               6            11
    Multi-family .........................         --            --            --            --            --
    Commercial ...........................         --            --            --            --              46
    Construction .........................         --            --            --            --            --
 Land acquisition and development ........         --            --            --            --            --
 Consumer:
    Home equity ..........................         --            --            --            --            --
    Education ............................         --            --            --            --            --
    Other ................................         --            --            --               4            15
 Commercial loans and leases ..............           3             4            12            18            14
                                               --------      --------      --------      --------      --------
 Total charge-offs .......................           18            29            12            28            86
                                               --------      --------      --------      --------      --------
Recoveries:
 Real estate:
     Single-family .......................            1          --            --            --            --
     Multi-family ........................         --            --            --            --            --
     Commercial ..........................         --            --            --            --            --
     Construction ........................         --            --            --            --            --
 Land acquisition and development ........         --            --            --            --            --
 Consumer:
    Home equity ..........................         --            --            --            --            --
    Education ............................         --            --            --            --            --
    Other ................................         --               1             1             3             2
 Commercial loans and leases .............            2             6             2             1             1
                                               --------      --------      --------      --------      --------
    Total recoveries .....................            3             7             3             4             3
                                               --------      --------      --------      --------      --------
Net loans charged-off ....................           15            22             9            24            83
Transfer to real estate owned loss reserve         --            --            --            --            --
                                               --------      --------      --------      --------      --------
Allowance balance (at end of period) .....     $  2,009      $  1,964      $  1,836      $  1,634      $  1,447
                                               ========      ========      ========      ========      ========

                                                                         At June 30,
                                               ----------------------------------------------------------------
                                                 1997           1996          1995          1994         1993
                                               --------      --------      --------      --------      --------
                                                                   (Dollars in Thousands)

Allowance for loan losses as a
   percent of total loans receivable .....         1.16%         1.17%         1.25%         1.15%         1.10%
                                               ========      ========      ========      ========      ========
Net loans charged off as a
   percentage of average net loans .......         0.01%         0.02%         0.01%         0.02%         0.07%
                                               ========      ========      ========      ========      ========
Allowance for loan losses to
   non-performing loans ..................       733.21%       520.95%       178.43%       169.85%       893.21%
                                               ========      ========      ========      ========      ========
Net loans charged-off to
   allowance for loan losses .............         0.75%         1.12%         0.49%         1.47%         5.74%
                                               ========      ========      ========      ========      ========
Recoveries to charge-offs ................        16.67%        24.14%        25.00%        14.29%         3.49%
                                               ========      ========      ========      ========      ========

         The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

                                                                            At June 30,
                         ----------------------------------------------------------------------------------------------------------
                                 1997                  1996                 1995                   1994                  1993
                         ------------------   ------------------    ------------------    -------------------    ------------------
                                 % of Total            % of Total           % of Total             % of Total            % of Total
                                   Loans by              Loans by             Loans by               Loans by              Loans by
                          Amount   Category   Amount     Category   Amount    Category     Amount    Category   Amount     Category
                                                               (Dollars in Thousands)
Real estate loans:
     Single-family ..    $  175      67.25%   $  161       65.16%   $  146       63.17%   $  124       60.06%   $  128       63.33%
     Multi-family ...       142       2.02       141        1.92        12        1.57        18        2.05        16        2.46
     Commercial .....       449       8.46       469        7.77       593        8.27       546        6.37       554        6.88
     Construction ...        58       9.78        38       11.44        49       14.38        71       19.17        28       13.60
     Land acquisition
      and development        59       4.27        69        5.35        31        3.18        36        3.23        37        3.37
     Unallocated ....       722         --       711          --       693          --       577          --       465          --
                         ------     ------    ------      ------    ------      ------    ------      ------    ------      ------
      Total real
       estate loans .     1,605      91.78     1,589       91.64     1,524       90.57     1,372       90.88     1,228       89.64
                         ------     ------    ------      ------    ------      ------    ------      ------    ------      ------
Consumer loans:
     Home equity ....       123       7.06       120        7.10       124        8.50       116        8.13       120        9.04
     Education ......         5       0.30         6        0.35         4        0.27         4        0.25         7        0.57
     Other ..........        10       0.81        10        0.88        14        0.61        15        0.61        14        0.50
     Unallocated ....       258         --       215          --       127          --        83         --         60          --
                         ------     ------    ------      ------    ------      ------    ------      ------    ------      ------

      Total consumer
       loans ........       396       8.17       351        8.33       269        9.38       218        8.99       201       10.11
                         ------     ------    ------      ------    ------      ------    ------      ------    ------      ------
Commercial loans ....         5       0.05         2        0.02        --          --        --          --        --          --
                         ------     ------    ------      ------    ------      ------    ------      ------    ------      ------
Commercial lease
  financings ........         3       0.00        22        0.01        43        0.05        44        0.13        18        0.25
                         ------     ------    ------      ------    ------      ------    ------      ------    ------      ------
                         $2,009     100.00%   $1,964      100.00%   $1,836      100.00%   $1,634      100.00%   $1,447      100.00%
                         ======     ======    ======      ======    ======      ======    ======      ======    ======      ======

         Management believes that the reserves it has established are adequate to cover any potential losses in the Company's loan and real estate owned portfolios. However, future adjustments to these reserves may be necessary, and the Company's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

Mortgage-Backed Securities

         Mortgage-backed securities ("MBS") include mortgage pass-through certificates ("PCs") and collateralized mortgage obligations ("CMOs"). With a pass-through security, investors own an undivided interest in the pool of mortgages that collateralize the PCs; principal and interest is passed through to the investor as it is generated by the mortgages underlying the pool. PCs may be insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA") or privately issued with varying degrees of credit enhancements. A CMO reallocates mortgage pool cash flow to a series of bonds (called traunches) with varying stated maturities, estimated average lives, coupon rates and prepayment characteristics.

         At June 30, 1997, the Company's mortgage-backed securities portfolio totaled $37.5 million as compared to $42.1 million at June 30, 1996. The $4.6 million or 10.9% decrease in MBS balances outstanding during fiscal 1997 was primarily attributable to the sale of approximately $1.6 million of low balance MBS pools and the reinvestment of MBS principal and interest cash flows in higher yielding callable government agency securities. At June 30, 1997 approximately $18.9 million or 50.3% (book value) of the Company's portfolio of mortgage-backed securities, including CMOs, were comprised of adjustable or floating rate instruments, as compared to $21.2 million or 49.9% at June 30, 1996. Substantially all of the Company's floating rate mortgage-backed securities adjust monthly based upon changes in certain short-term market indexes (e.g. LIBOR, Prime, etc.).

         The following tables set forth the amortized cost and market values of the Company's mortgage-backed securities available for sale and held to maturity as of the periods indicated.

MBS Available for Sale at June 30             1997             1996            1995
---------------------------------             ----             ----            ----
                                                     (Dollars in Thousands)
FHLMC PCs                                  $   931         $  2,880         $   ---
GNMA PCs                                     1,306            1,580             ---
FNMA PCs                                    10,708           11,359             ---
CMOs - agency collateral                     5,472            6,956             ---
CMOs - other                                   ---              ---             ---
                                           -------          -------         --------
Total amortized cost                       $18,417          $22,775         $     0
                                           =======          =======         ========
Total market value                         $18,280          $22,428         $     0
                                           =======          =======         ========

MBS Held to Maturity at June 30               1997             1996             1995
-------------------------------               ----             ----             ----
                                                     (Dollars in Thousands)
FHLMC PCs                                  $   351          $   450          $ 4,881
GNMA PCs                                     1,219            1,268            2,095
FNMA PCs                                       194              269              984
CMOs - agency collateral                    16,728           16,878           14,695
CMOs - other                                   718              825              ---
                                           -------          -------          -------
Total amortized cost                       $19,210          $19,690          $22,655
                                           =======          =======          =======
Total market value                         $19,381          $19,733          $22,892
                                           =======          =======          =======

         The Company believes that its present MBS available-for-sale allocation of $18.3 million or 48.8% of the carrying value of the MBS portfolio, is adequate to meet anticipated future liquidity requirements and to reposition its balance sheet and asset/liability mix should it wish to do so in the future.

         The  following  table  sets  forth  the  amortized  cost,   contractual
maturities  and  weighted  average  yields  of  the  Company's   mortgage-backed
securities, including CMOs, at June 30, 1997.

                                                    At June 30, 1997
                            --------------------------------------------------------------------
                                           After          After
                            One Year      One to         Five to           Over
                             or Less    Five Years      Ten Years        Ten Years        Total
                             -------    ----------      ---------        ---------        -----
                                                   (Dollars in Thousands)

MBS available for sale      $   103       $ 1,811       $   2,782       $   13,721       $18,417
                               5.86%         6.37%           6.02%            7.14%         6.89%

MBS held to maturity .      $  --         $    75       $    --         $   19,135       $19,210
                                  0%         8.14%              0%            7.02%         7.03%

Total ................      $   103       $ 1,886       $   2,782       $   32,856       $37,627
                            =======       =======       =========       ==========       =======
Weighted average yield         5.86%         6.44%           6.02%            7.07%         6.96%
                            =======       =======       =========       ==========       =======

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company's mortgage-backed securities are expected to be substantially less than the scheduled maturities. As a result of the volatility of market interest rates experienced during fiscal 1997, Management maintained an approximately equal weighting between fixed rate and variable rate MBS products.

Investment Securities

         The Company may invest in various types of securities, including corporate debt and equity securities, U.S. Government and government agency obligations, securities of various federal, state and municipal agencies, commercial paper, bankers' acceptances, federal funds, and interest-bearing deposits with other financial institutions.

         The Company's investment activities are directly monitored by the Company's Investment Committee under policy guidelines adopted by the Board of Directors. In recent years, the general objective of the Company's investment policy has been to manage the Company's GAP and generally to increase interest-earning assets. As reflected in the table below, the Company during fiscal 1997 continued to increase its holdings of U.S. Government and agency obligations, which amounted to $84.1 million or 91.9% of the total investment portfolio at June 30, 1997 as compared to $54.2 million or 88.7% of the total investment portfolio at June 30, 1996. Approximately $81.9 million or 89.5% of the Company's total investment portfolio at June 30, 1997 was comprised of U.S. Government agency securities with longer-terms to maturity and optional principal redemption features ("callable bonds"). By increasing its holdings of callable longer-term securities, the Company has been able to earn higher levels of net interest income, while improving the credit quality of its investment portfolio. While a substantial portion of the Company's investment portfolio is funded with short-term borrowings, such borrowings can be repaid if all, or a portion of, the Company's callable agency bonds are redeemed prior to maturity.

         The following tables set forth the amortized cost and market values of the Company's investment securities portfolio at the dates indicated.

Investment Securities Available for Sale at June 30,

                                                  1997        1996         1995
                                                 ------      ------      -------
                                                      (Dollars in Thousands)
Corporate debt obligations ................      $ --        $ --        $  --
U.S. Government and agency securities .....       2,192       2,193         --
                                                 ------      ------      -------

Total amortized cost ......................       2,192       2,193         --
Equity securities .........................       1,497        --           --
                                                 ------      ------      -------
Total amortized cost ......................      $3,689      $2,193      $  --
                                                 ======      ======      =======
Total market value ........................      $3,553      $1,981      $  --
                                                 ======      ======      =======
Investment Securities Held to Maturity at June 30,


                                                 1997        1996         1995
                                                ------      ------      -------
                                                      (Dollars in Thousands)
Corporate debt obligations ..............      $ 2,145      $ 4,956      $16,453
U.S. Government and agency securities ...       81,850       51,981       45,072
State and municipal securities ..........         --            300         --
                                               -------      -------      -------
                                                83,995       57,237       61,525
FHLB stock ..............................        3,927        1,900        1,153
                                               -------      -------      -------
Total amortized cost ....................      $87,922      $59,137      $62,678
                                               =======      =======      =======
Total market value ......................      $87,816      $58,571      $63,127
                                               =======      =======      =======

         No investment securities owned by the Company at June 30, 1997 had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by United States Government agencies and corporations.

         Information regarding the amortized cost, contractual maturities and weighted average yields of the Company's investment portfolio at June 30, 1997 is presented below.

                                                           At June 30, 1997
                                 -----------------------------------------------------------------------
                                                 After          After
Investment Securities            One Year       One to          Five to         Over
  Available for Sale             or Less       Five Years      Ten Years      Ten Years       Total
  ------------------             -------       ----------      ---------      ---------       -----
                                                           (Dollars in Thousands)
Corporate debt obligations        $ --           $ --           $ --          $ --           $ --
                                       0%             0%             0%            0%             0%

U.S. Government and agency
   securities ............        $ --           $ --           $ --          $2,192         $2,192
                                       0%             0%             0%         6.23%          6.23%

Total ....................        $ --           $ --           $ --          $2,192         $2,192
                                  ======         ======         ======        ======         ======
Weighted average yield ...             0%             0%             0%         6.23%          6.23%
                                  ======         ======         ======        ======         ======

Equity securities ........        $ --           $ --           $ --          $1,497         $1,497
                                  ------         ------         ------        ------         ------

Total ....................        $ --           $ --           $ --          $3,689         $3,689
                                  ======         ======         ======        ======         ======


                                                            At June 30, 1997
                                --------------------------------------------------------------------
                                                After            After
Investment Securities           One Year        One to          Five to         Over
   Held to Maturity              or Less      Five Years       Ten Years      Ten Years       Total
   ----------------              -------      ----------       ---------      ---------       -----
                                                       (Dollars in Thousands)

Corporate debt obligations        $1,645         $ 500          $  ---        $  ---         $ 2,145
                                   7.29%          6.40%              0%            0%           7.08%

U.S. Government and agency
   securities                     $  ---         $1,500         $47,732       $32,618        $81,850
                                      0%          6.82%           7.47%         8.21%           7.75%

Total                             $1,645         $2,000         $47,732       $32,618         $83,995
                                  ======         ======         =======       =======         =======
Weighted average yield             7.29%          6.71%           7.47%         8.21%          7.74%
                                  =====          =====          ======        ======         ======

         Information regarding the amortized cost, earliest call dates and weighted average yield of the Company's investment portfolio at June 30, 1997 is presented below. All Company investments in callable bonds were classified as held-to-maturity at June 30, 1997.

                                                             At June 30, 1997
                                  -------------------------------------------------------------------
                                                   After           After
                                  One Year         One to         Five to       Over
                                  or Less       Five Years      Ten Years      Ten Years       Total
                                  -------       ----------      ---------      ---------       -----
                                                             (Dollars in Thousands)

Corporate debt obligations        $ 1,645         $   500         $--         $  --           $ 2,145
                                     7.29%           6.40%           0%             0%           7.08%

U.S. Government and agency
   securities ............        $57,878         $23,972         $--         $ 2,192         $84,042
                                     7.84%           7.56%           0%          6.23%           7.72%

Total ....................        $59,523         $24,472         $--         $ 2,192         $86,187
                                  =======         =======         ====        =======         =======
Weighted average yield ...           7.82%           7.54%           0%          6.23%           7.70%
                                  =======         =======         ====        =======         =======

Equity securities ........        $  --           $  --           $--         $ 1,497         $ 1,497
                                  -------         -------         ----        -------         -------

Total ....................        $59,523         $24,472         $--         $ 3,689         $87,684
                                  =======         =======         ====        =======         =======

         The Company to date has not engaged, and does not intend to engage in the immediate future, in trading investment securities.

Sources of Funds

         The Company's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Company's home and branch offices. Funding is also derived from Federal Home Loan Bank advances, short-term borrowings, amortization and prepayments of outstanding loans and mortgage-backed securities and from maturing investment securities.

         Deposits. The Company's deposits totaled $170.9 million at June 30, 1997 as compared to $170.8 million at June 30, 1996. The $36 thousand increase was attributable to an approximate $1.0 million increase in core deposits offset by a $949 thousand decrease in certificates of deposit. In order to mitigate the decline in time deposits, and to attract new and lower cost core deposits, the Company continued to offer a no minimum balance, "free", checking account product. Current deposit products include regular savings accounts, demand accounts, negotiable order of withdrawal (NOW) accounts, money market deposit accounts, and certificates of deposit ranging in terms from 30 days to ten years. Included among these deposit products are certificates of deposit with negotiable interest rates and balances of $100,000 or more, which amounted to $11.1 million or 6.5% of the Company's total deposits at June 30, 1997 as compared to $9.7 million or 5.7% at June 30, 1996. The Company's deposit products also include Individual Retirement Account certificates ("IRA certificates").

         The Company's deposits are obtained primarily from residents of northern Allegheny, southern Butler and eastern Beaver counties, Pennsylvania. The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and Management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at June 30, 1997. The Company has drive-up banking facilities and automated teller machines ("ATMs") at its McCandless, Franklin Park and Cranberry Township offices. The Company participates in the MAC(R) and CIRRUS(R) ATM networks.

         The Company has been competitive in the types of accounts and in interest rates it has offered on its deposit products and continued to price its savings products nearer to the market average rate as opposed to the upper range of market offering rates. The Company has continued to emphasize the retention of core deposits, particularly demand deposits. Financial institutions generally, including the Company, have experienced a certain degree of depositor disintermediation to other investment alternatives. Management believes that the degree of disintermediation experienced by the Company has not had a material impact on overall liquidity.

         The following table sets forth the average balance of the Company's deposits and the average rates paid thereon for the past three years. Average balances are derived from month-end balances.

                                                              At June 30,
                                   -----------------------------------------------------------------
                                           1997                   1996                  1995
                                   -----------------------------------------------------------------
                                    Amount       Rate     Amount        Rate      Amount      Rate
                                    ------       ----     ------        ----      ------      ----
                                                        (Dollars in Thousands)
Regular savings and club
    accounts ................      $ 36,330      2.61%   $ 37,560       2.66%   $ 46,805      2.74%
NOW accounts ................        14,398      0.88      14,483       1.35      14,951      1.75
Money market deposit
    accounts ................        12,045      2.63      11,438       2.64      13,537      2.62
Certificate of deposit
    accounts ................        99,773      5.66     102,263       5.76      94,430      5.55
Escrows .....................         2,471      1.82       2,536       1.81       2,257      1.68
                                   --------              --------               --------
    Total interest-bearing
      deposits and escrows ..       165,017      4.29     168,280       4.42     171,980      4.16
Non-interest-bearing checking
    accounts ................         6,459        --       4,559         --       3,583        --
                                   --------              --------               --------
    Total deposits and
      escrows ...............      $171,476      4.13%   $172,839       4.30%   $175,563      4.07%
                                   ========      ====    ========       ====    ========      ====

         The following table sets forth the net deposit flows of the Company during the periods indicated.

                                                           Year Ended June 30,
                                            ---------------------------------------------
                                              1997              1996              1995
                                            --------          --------          --------
                                                      (Dollars in Thousands)
(Decrease) before interest credited         $ (7,011)         $ (5,339)         $(18,490)
Interest credited                              7,047             7,396             6,947
                                            --------          --------          --------
Net deposit (decrease) increase             $     36          $  2,057          $(11,543)
                                            ========          ========          ========

         The following table sets forth maturities of the Company's time deposits of $100,000 or more at June 30, 1997 by time remaining to maturity.

                                                                 Amounts
                                                                 -------
                                                          (Dollars in Thousands)
         Three months or less                                   $  2,852
         Over three months through six months                      2,105
         Over six months through twelve months                     1,931
         Over twelve months                                        4,173
                                                               ---------
                                                                 $11,061

         Borrowings. Borrowings are comprised of Federal Home Loan Bank advances and repurchase agreements with securities brokers with original maturities of ninety-two days or less. At June 30, 1997, borrowings totaled $84.6 million as compared to $48.7 million at June 30, 1996. The $35.9 million or 73.7% increase was primarily used to fund the Company's purchase of investment and mortgage-backed securities during fiscal 1997. The Company believes that the judicious use of borrowings has allowed it to pursue a strategy of increasing net interest income by purchasing investment securities with lower total cost wholesale funding. Wholesale funding also provides the Company with a larger degree of control with respect to the term structure of its liabilities than traditional retail deposits. The Company also avoids the additional cost associated with federal deposit insurance premiums through the utilization of borrowings, as opposed to retail deposits.

Competition

         The Company faces significant competition in attracting deposits. Its most direct competition for deposits has historically come from commercial banks and other savings institutions located in its market area. The Company also faces additional significant competition for investors' funds from other financial intermediaries. The Company competes for deposits principally by offering depositors a variety of deposit programs, convenient branch locations, hours and other services. The Company does not rely upon any individual group or entity for a material portion of its deposits.

         The Company's competition for real estate loans comes principally from mortgage banking companies, other savings institutions, commercial banks and credit unions. The Company competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, referrals from real estate brokers and builders, and the variety of its products. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

Employees

         The Savings Bank had 50 full-time employees and 11 part-time employees as of June 30, 1997. None of these employees is represented by a collective bargaining agent. The Savings Bank believes that it enjoys excellent relations with its personnel.

                           REGULATION AND SUPERVISION

The Company

         General. The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board and by the Pennsylvania Department of Banking (the "Department"). The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the Department.

         BHCA Activities and Other Limitations. The Bank Holding Company Act of 1956, as amended ("BHCA") prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

         The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

         Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock

(subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not (90 days or more) past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.

         The Company is in compliance with the above-described Federal Reserve Board regulatory capital requirements.

         Commitments to Affiliated Institutions. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Savings Bank and to commit resources to support the Savings Bank in circumstances when it might not do so absent such policy. The legality and precise scope of this policy is unclear, however, in light of recent judicial precedent.

The Savings Bank

         General. The Savings Bank is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law, and is subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Savings Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

         FDIC Insurance Premiums. The Savings Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level of an institution's capital - "well capitalized", "adequately capitalized" and "undercapitalized"- which is defined in the same manner as the regulations establishing the prompt corrective action system under

Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.00% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns. The Savings Bank is a "well-capitalized" institution as of June 30, 1997.

         On September 30, 1996 the President signed the Deposit Insurance Funds Act of 1996 (the "Funds Act") into law. The Funds Act called for a Special Assessment on SAIF-assessable deposits as of March 31, 1995 to capitalize the SAIF to its designated reserve ratio of 1.25%. The Company recorded a pre-tax charge of approximately $1.1 million during the quarter ended September 30, 1996 using an FDIC estimated assessment rate of $0.657 for every $100 of assessable deposits. During the quarter ended December 31, 1996, the Company accrued a $102 thousand refund of prepaid federal deposit insurance premiums as a result of the capitalization of the SAIF. The Funds Act also provides for a Financing Corporation ("FICO") debt service assessment. The current FICO debt service assessment annual rate for SAIF members is 6.3 basis points (or 6.3 (cents) per $100 of assessable deposits).

         Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Savings Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

         The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System.

         A bank which has less than the minimum leverage capital requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit to its FDIC regional director for review and approval, a reasonable plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order from the FDIC. The FDIC's regulation also provides that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier I leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

Miscellaneous

         The Savings Bank is subject to certain restrictions on loans to the Company, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Company. The Savings Bank is also subject to certain restrictions on most types of transactions with the Company, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms. In addition, there are various limitations on the distribution of dividends to the Company by the Savings Bank.

         The foregoing references to laws and regulations which are applicable to the Company and the Savings Bank are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.


                           FEDERAL AND STATE TAXATION

         General. The Company and the Savings Bank are subject to the generally applicable corporate tax provisions of the Internal Revenue Code of 1986 (the "Code"), as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Savings Bank.

         Fiscal Year. The Company currently files a consolidated federal income tax return on the basis of the calendar year ending on December 31.

         Method of Accounting. The Company maintains its books and records for federal income tax purposes using the accrual method of accounting. The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (ii) the time when economic performance with respect to the item of expense has occurred.

         Bad Debt Reserves. Under Section 593 of the Internal Revenue Code of 1986 (the "Code"), thrift institutions such as the Savings Bank, which meet certain definitional tests primarily relating to their assets and the nature of their business, are permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Savings Bank's deduction with respect to "qualifying loans", which are generally loans secured by certain interests in real property, may currently be computed using an amount based on the Savings Bank's actual loss experience (the "experience method"), or a percentage equal to 8.0% of the Savings Bank's taxable income (the "percentage of taxable income method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. The Savings Bank has generally used the percentage of taxable income method in the past.

         The Small Business Jobs Protection Act of 1996, adopted in August 1996, generally (i) repeals the provision of the Code which authorizes use of the percentage of taxable income method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (ii) requires that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period its applicable excess reserves, which for a savings institution such as West View which is a "small bank", as defined in the Code, generally is the excess of the balance of its bad debt reserves as of the close of its last taxable year beginning before January 1, 1996 over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988, which recapture would be suspended for any tax year that begins after December 31, 1995 and before January 1, 1998 (thus a maximum of two years) in which a savings institution originates an amount of residential loans which is not less than the average of the principal amount of such loans made by a savings institution during its six most recent taxable years beginning before January 1, 1996. As an institution with less than $500.0 million in assets, the Savings Bank can elect to either use the experience method available to commercial banks of this size or it can adopt the specific charge-off method applicable to "large banks" (banks with total assets in excess of $500.0 million). The amount of tax bad debt reserves subject to recapture is approximately $1.2 million. In accordance with FASB No. 109, deferred income taxes have previously been provided on this amount, therefore no financial statement expense should be recorded as a result of this recapture. The Company's supplemented bad debt reserve of approximately $3.8 million is not subject to recapture. The Company does not believe that these provisions will have a material adverse effect on the Company's financial condition or operations.

         The above-referenced legislation also repeals certain provisions of the Code that only apply to thrift institutions to which Section 593 applies: (i) the denial of a portion of certain tax credits to a thrift institution; (ii) the special rules with respect to the foreclosure of property securing loans of a thrift institution; (iii) the reduction in the dividends received deduction of a thrift institution; and (iv) the ability of a thrift institution to use a net operating loss to offset its income from a residual interest in a real estate mortgage investment conduit. It is not anticipated that the repeal of these provisions will have a material adverse effect on the Company's financial condition or operations.

         Audit by IRS. The Company's consolidated federal income tax returns for taxable years through December 31, 1993 have been closed for the purpose of examination by the Internal Revenue Service.

         State Taxation.  The Company is subject to the  Pennsylvania  Corporate
Net Income Tax and Capital Stock and Franchise Tax. The Pennsylvania Corporate Net Income Tax rate was reduced from 10.99% to 9.99% effective January 1, 1995 and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 12.75% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

         The  Savings  Bank  is  taxed  under  the  Pennsylvania  Mutual  Thrift
Institutions Tax Act (enacted on December 13, 1988 and amended in July 1989) (the "MTIT"), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the Savings Bank's current tax rate is 11.5%. The MTIT exempts the Savings Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principles ("GAAP") with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of those securities to the overall investment portfolio. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

Item 2.    Properties.

         The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 1997.

                                                                                                  Net Book
                                                                                                  Value of
         Description/Address                             Leased/Owned                             Property
         -------------------                             ------------                             --------
                                                                                            (Dollars in Thousands)
         McCandless Office                               Owned                                      $171
            9001 Perry Highway
            Pittsburgh, PA  15237

         West View Boro Office                           Owned                                        12
            456 Perry Highway
            Pittsburgh, PA  15229

         Cranberry Township Office                       Owned                                       294
            20531 Perry Highway
            Cranberry Township, PA  16066

         Sherwood Oaks Office                            Leased(1)                                   ---
            100 Norman Drive
            Cranberry Township, PA  16066

         Bellevue Boro Office                            Leased(2)                                    18
            572 Lincoln Avenue
            Pittsburgh, PA  15202

         Franklin Park Boro Office                       Owned                                       613
            2566 Brandt School Road
            Wexford, PA  15090

         Wexford Loan Production Office                  Leased(3)                                   ---
            10521 Perry Highway
            Wexford, PA 15090

(1) The Company operates this office out of a retirement community. The lease expires in June 2000.

(2) The lease is for a period of 15 years ending in September 2006 with an option for the Company to renew the lease for an additional five years.

(3)  The lease is for a period to end December 1997.

Item 3.  Legal Proceedings.

         The information required herein is incorporated by reference from page 43 of the Company's 1997 Annual Report, Note 12 of Notes to Consolidated Financial Statements, "Litigation".


Item 4.    Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

         The information required herein is incorporated by reference from page 57 of the Company's 1997 Annual Report.

Item 6.   Selected Financial Data.

         The information required herein is incorporated by reference from pages 2 to 3 of the Company's 1997 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required herein is incorporated by reference from pages 4 to 24 of the Company's 1997 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The information required herein is incorporated by reference from pages 11 to 15 of the Company's 1997 Annual Report.


Item 8.   Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages 25 to 56 of the Company's 1997 Annual Report.

Item 9.   Changes in and Disagreements on Accounting and Financial Disclosure.

         Not applicable.


PART III.

Item 10.  Directors and Executive Officers of the Registrant.

         The information required herein is incorporated by reference from pages 2 to 5 of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders dated September 26, 1997 ("Proxy Statement").

Item 11.  Executive Compensation.

         The information required herein is incorporated by reference from pages 8 to 12 of the Company's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required herein is incorporated by reference from pages 6 to 8 of the Company's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

         The information required herein is incorporated by reference from page 13 of the Company's Proxy Statement.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  Documents filed as part of this report.

         (1) The following documents are filed as part of this report and are incorporated herein by reference from the Company's 1997 Annual Report.

         Report of Independent Auditors.

         Consolidated  Statements  of  Financial  Condition at June 30, 1997 and
         1996.

         Consolidated Statements of Income for the Years Ended June 30, 1997, 1996 and 1995.

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995.

         Notes to the Consolidated Financial Statements.


         (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission ("SEC") are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

         (3)(a)The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

      No.                        Description                           Page
      ---                        -----------                           ----
      3.1         Articles of Incorporation                              *
      3.2         By-Laws                                                *
      4           Stock Certificate of WVS Financial Corp.               *
     10.1         WVS Financial Corp. Recognition Plans and
                      Trusts for Executive Officers,
                      Directors and Key Employees**                      *
     10.2         WVS Financial Corp. 1993 Stock Incentive Plan**        *
     10.3         WVS Financial Corp. 1993 Directors' Stock
                      Option Plan**                                      *
     10.4         WVS Financial Corp. Employee Stock Ownership
                      Plan and Trust**                                   *
     10.5         Amended West View Savings Bank Employee
                      Profit Sharing Plan**                              *
     10.6         Employment Agreements between WVS Financial
                      Corp. and Robert Sinewe, Margaret
                      VonDerau, David Bursic and Edward
                      Wielgus**                                        E-1
     10.7         Directors Deferred Compensation Program**              *
     11           Statement Re Computation of Per Share Earnings      E-41
     13           1997 Annual Report to Stockholders                  E-42
     21           Subsidiaries of the Registrant - Reference is
                      made to Item 1. "Business" for the
                      required information
     23           Consent of Independent Auditors                     E-105
     27           Financial Data Schedule                             E-106

* Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

**   Management contract or compensatory plan or arrangement.

         (3)(b)Reports filed on Form 8-K.

            None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WVS FINANCIAL CORP.



September 25, 1997                    By:  /s/Robert C. Sinewe
                                           -------------------
                                           Robert C. Sinewe
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Robert C. Sinewe                                           September 25, 1997
-------------------
Robert C. Sinewe, Director, President and
Chief Executive Officer (Principal
Executive Officer)


/s/James S. McKain Jr.                                        September 25, 1997
----------------------
James S. McKain Jr., Chairman of the Board


/s/David J. Bursic
------------------                                            September 25, 1997
David J. Bursic, Vice President, Treasurer
and Chief Financial Officer (Principal
Financial and Accounting Officer)


/s/David L. Aeberli
-------------------                                           September 25, 1997
David L. Aeberli, Director


/s/Arthur H. Brandt
-------------------                                           September 25, 1997
Arthur H. Brandt, Director


/s/William J. Hoegel
--------------------                                          September 25, 1997
William J. Hoegel, Director

/s/Donald E. Hook
-----------------                                             September 25, 1997
Donald E. Hook, Director


/s/James H. Ritchie
-------------------                                           September 25, 1997
James H. Ritchie, Director


/s/John M. Seifarth
-------------------                                           September 25, 1997
John M. Seifarth, Director


/s/Margaret VonDerau
---------------------                                         September 25, 1997
Margaret VonDerau, Director, Senior
Vice President and Corporate Secretary