Form 10-Q
period 1997-09-30
WVS FINANCIAL CORP
filed 1997-11-12
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                               25-1710500
      --------------------------------             ---------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification Number)

           9001 Perry Highway
       Pittsburgh, Pennsylvania                          15237
       ------------------------                       ----------
         (Address of principal                        (Zip Code)
          executive offices)

                                 (412) 364-1911
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [ X ] NO [ ]

         Shares outstanding as of November 12, 1997: 1,748,240 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

                                      INDEX

PART I.           Financial Information

Item 1.                    Financial Statements

                           Consolidated Statements of Financial
                           Condition as of September 30, 1997
                           and June 30, 1997 (Unaudited)

                           Consolidated Statements of Income
                           for the Three Months Ended
                           September 30, 1997 and 1996 (Unaudited)

                           Consolidated Statements of Cash Flows
                           for the Three Months Ended September 30,
                           1997 and 1996 (Unaudited)

                           Consolidated Statements of Changes in
                           Stockholders' Equity for the Three Months
                           Ended September 30, 1997 (Unaudited)

                           Notes to Unaudited Consolidated
                           Financial Statements

Item 2.                    Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations for the Three Months Ended
                           September 30, 1997

Item 3. Quantitative and Qualitative Disclosures About Market Risk for the Three Months Ended
                           September 30, 1997

PART II.          Other Information

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

                          WVS FINANCIAL CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      (UNAUDITED)
                                    (in thousands)

                                                             September 30,   June 30,
                                                                 1997          1997
          Assets
Cash and due from banks ................................      $    619      $     667
Interest-earning demand deposits .......................         1,027          1,904
Investment securities available-for-sale
   (amortized cost of $6,527 and $3,689) ...............         6,515          3,553
Investment securities held-to-maturity
   (market value of $68,977 and $83,889) ...............        68,701         83,995
Mortgage-backed securities available-for-sale
   (amortized cost of $17,383 and $18,417) .............        17,443         18,280
Mortgage-backed securities held-to-maturity
   (market value of $19,325 and $19,381) ...............        19,013         19,210
Federal Home Loan Bank stock, at cost ..................         3,672          3,927
Net loans receivable ...................................       160,470        158,134
Accrued interest receivable ............................         2,688          2,809
Real estate owned ......................................          --             --
Premises and equipment .................................         1,266          1,298
Deferred taxes and other assets ........................           821            916
                                                             ---------      ---------
          TOTAL ASSETS .................................     $ 282,235      $ 294,693
                                                             =========      =========

        Liabilities and Stockholders' Equity
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts .......................     $   6,504      $   7,283
   NOW accounts ........................................        13,581         15,177
   Savings accounts ....................................        36,272         36,591
   Money market accounts ...............................        11,245         12,103
   Certificates of deposit .............................        97,854         99,725
                                                             ---------      ---------
   Total savings deposits ..............................       165,456        170,879
Federal Home Loan Bank advances ........................        68,832         77,857
Other borrowings .......................................         9,782          6,784
Advance payments by borrowers for taxes and insurance ..         1,106          3,531
Accrued interest payable ...............................         2,132          1,768
Other liabilities ......................................         1,050            985
                                                             ---------      ---------
          TOTAL LIABILITIES ............................       248,358        261,804
                                                             ---------      ---------

                          WVS FINANCIAL CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      (UNAUDITED)
                                    (in thousands)

                                                             September 30,   June 30,
                                                                 1997          1997

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized;
   none  outstanding....................................            --             --
Common stock:
   10,000,000 shares, $.01 par value per share,
   authorized;  1,747,920 and 1,747,280 shares issued and
  and outstanding.......................................            17             17
Additional paid-in capital .............................        17,315         17,236
Retained earnings, substantially restricted ............        17,506         16,900
Unallocated shares - Recognition and Retention Plans ...          (580)          (631)
Unallocated shares - Employee Stock Ownership Plan .....          (413)          (453)
                                                             ---------      ---------
                                                                33,845         33,069
Unrealized gain (loss) on available-for-sale securities             32           (180)
                                                             ---------      ---------
    TOTAL STOCKHOLDERS' EQUITY ..........................       33,877         32,899
                                                             ---------      ---------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...    $ 282,235      $ 294,693
                                                             =========      =========


See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (in thousands)
                                                                   Three Months Ended
                                                                     September 30,
                                                                  1997           1996
                                                               ----------     ----------
INTEREST AND DIVIDEND INCOME:
     Loans ...............................................     $    3,266     $    3,083
     Investment securities ...............................          1,568          1,210
     Mortgage-backed securities ..........................            641            711
     Interest-earning deposits with other institutions ...             14             28
     Federal Home Loan Bank stock ........................             61             33
                                                               ----------     ----------
          Total interest and dividend income .............          5,550          5,065
                                                               ----------     ----------

INTEREST EXPENSE:

     Deposits ............................................          1,784          1,773
     Borrowings ..........................................          1,178            747
     Advance payments by borrowers for taxes and insurance              7              8
                                                               ----------     ----------
          Total interest expense .........................          2,969          2,528
                                                               ----------     ----------

NET INTEREST INCOME ......................................          2,581          2,537
PROVISION FOR LOAN LOSSES ................................           --               30
                                                               ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ......          2,581          2,507
                                                               ----------     ----------
NON-INTEREST INCOME:

     Service charges on deposits .........................             52             48
     Investment securities gains .........................           --               26
     Other ...............................................             38             36
                                                               ----------     ----------
          Total non-interest income ......................             90            110
                                                               ----------     ----------

                      WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (in thousands)
                                                                   Three Months Ended
                                                                      September 30,
                                                                  1997           1996
                                                               ----------     ----------
NON-INTEREST EXPENSE:

     Salaries and employee benefits ......................            757            636
     Occupancy and equipment .............................            102            100
     Deposit insurance premium ...........................             27          1,239
     Data processing .....................................             43             42
     Correspondent bank service charges ..................             31             28
     Other ...............................................            166            158
                                                               ----------     ----------
          Total non-interest expense .....................          1,126          2,203
                                                               ----------     ----------

INCOME BEFORE INCOME TAXES ...............................          1,545            414
INCOME TAXES .............................................            610            164
                                                               ----------     ----------

NET INCOME ...............................................     $      935     $      250
                                                               ==========     ==========

EARNINGS PER SHARE:
     Primary .............................................     $     0.53     $     0.14
     Fully Diluted .......................................     $     0.53     $     0.14

AVERAGE SHARES OUTSTANDING:
     Primary .............................................      1,773,670      1,741,995
     Fully Diluted .......................................      1,776,386      1,743,938

            See   accompanying   notes  to  consolidated financial statements.

                               WVS FINANCIAL CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                         (in thousands)

                                                                           Three Months Ended
                                                                              September 30,
                                                                            1997          1996
OPERATING ACTIVITIES

Net income ........................................................     $    935      $    250
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan and real estate owned losses ................         --              30
   Gain on sale of Real Estate Owned ..............................         --              (8)
   Gain on sale of mortgage-backed securities .....................         --             (26)
   Depreciation and amortization, net .............................           33            33
   Amortization of discounts, premiums and deferred loan fees .....           11            17
   Amortization of ESOP, RRP and deferred and unearned compensation          161            93
   Decrease in accrued interest receivable ........................          121           234
   Increase in accrued interest payable ...........................          364           108
   Increase (decrease) in accrued and deferred taxes ..............           94          (479)
   Other, net .....................................................          (42)          991
                                                                        --------      --------
      Net cash provided by operating activities ...................        1,677         1,243
                                                                        --------      --------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities ........       (2,838)         (490)
   Proceeds from repayments of investments and mortgage-backed
     securities ...................................................        1,037           432
   Proceeds from sale of investments and mortgage-backed securities         --           1,665
Held-to-maturity:
   Purchases of investments and mortgage-backed securities ........      (15,571)      (18,183)
   Proceeds from repayments of investments and mortgage-backed
   securities .....................................................       31,088        10,033
Increase in net loans receivable ..................................       (2,377)         (459)
Sale of real estate owned .........................................         --              47
Decrease (increase) in FHLB stock .................................          255          (468)
Purchases of premises and equipment ...............................           (1)          (18)
                                                                        --------      --------
      Net cash provided by (used for) investing activities ........       11,593        (7,441)
                                                                        --------      --------

                    See accompanying notes to consolidated financial statements.

                               WVS FINANCIAL CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                         (in thousands)
                                                                             Three Months Ended
                                                                                September 30,
                                                                            1997          1996
                                                                          --------      --------
FINANCING ACTIVITIES

Net decrease in transaction and passbook accounts ...................       (3,552)       (2,511)
Net decrease in certificates of deposit .............................       (1,871)         (598)
Net increase (decrease) in FHLB borrowings ..........................       (9,025)        9,357
Net increase in other borrowings ....................................        2,998         1,142
Net decrease in advance payments by borrowers for taxes and insurance       (2,425)       (2,510)
Net proceeds from issuance of common stock ..........................            9             2
Cash dividends paid .................................................         (329)         (162)
                                                                          --------      --------
      Net cash (used) provided by financing activities ..............      (14,195)        4,720
                                                                          --------      --------

      Decrease in cash and cash equivalents .........................         (925)       (1,478)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ................        2,571         2,727
                                                                          --------      --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ......................     $  1,646      $  1,249
                                                                          ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings ..................     $  2,605      $  2,420
      Income taxes ..................................................          625           655

   Noncash item:
      Foreclosed mortgage loans transferred to real estate owned ....         --              64

          See accompanying notes to consolidated financial statements.

                                        WVS FINANCIAL CORP. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)
                                                  (in thousands)



                                                                                          Net
                                                                                       Unrealized     Retained
                                             Additional   Unallocated    Unallocated      Gain        Earnings-
                                   Common     Paid-in      Shares Held    Shares Held  (Loss) on   Substantially
                                   Stock      Capital       by ESOP         by RRP     Securities    Restricted       Total
                                   -----      -------       -------         ------     ----------    ----------       -----
Balance at June 30, 1997           $    17    $17,236   $      (453)    $      (631)  $     (180)      $16,900     $32,889

Release of earned Employee
Stock Ownership Plan (ESOP)
shares                                             70            40                                                    110

Accrued compensation expense
for Recognition and
Retention Plans (RRP)                                                            51                                     51

Exercise of Stock Options                           9                                                                    9

Change in unrealized loss,
net of income taxes of $110                                                                  212                       212

Cash dividends declared
($0.20 per share)                                                                                         (329)       (329)

Net income                                                                                                 935         935

Balance at September 30, 1997
                                  -------    -------   -----------     -----------    -----------      -------     -------
                                  $    17    $17,315   $      (413)    $      (580)   $        32      $17,506     $33,877
                                  =======    =======   ===========     ===========    ===========      =======     =======

           See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       EARNINGS PER SHARE

         Primary earnings per share amounts are calculated based on the weighted average number of shares actually outstanding, less average unearned ESOP shares, plus the shares that would be outstanding assuming the exercise of dilutive stock options which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of the stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's common stock. The number of shares used in the computation of primary earnings per share totaled 1,773,670 for the three months ended September 30, 1997.

         Fully diluted earnings per share amounts are calculated based on an increased number of shares that would be outstanding assuming the exercise of dilutive stock options. The number of additional shares that would be issued from the exercise of the stock options has been reduced by the number of shares that could have been purchased from the proceeds at the end of period market price of the Company's common stock. The number of shares used in the computation of fully diluted earnings per share totaled 1,776,386 for the three months ended September 30, 1997.


3.       LITIGATION


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


4.       RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", effective for financial statements issued for periods ending after December 15, 1997. The new standard specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. The Company does not anticipate adoption to have material impact on presentation and disclosure for earnings per share.

         In July 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement No. 130 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. It requires that all items are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. Statement No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997


GENERAL

         WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

         West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. Originally organized under Pennsylvania law in 1908 as West View Building Loan Association, West View changed its name to West View Savings and Loan Association in 1954. In June 1992, West View converted from a
Pennsylvania-chartered mutual savings and loan association to a Pennsylvania-chartered mutual savings bank. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30,1997.

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

FINANCIAL CONDITION

         The Company's assets totaled $282.2 million at September 30, 1997 as compared to $294.7 million at June 30, 1997. The $12.5 million or 4.2% decline in total assets was primarily comprised of a $13.6 million or 10.6% decrease in investment and mortgage-backed securities, including Federal Home Loan Bank ("FHLB") stock, which was partially offset by a $121 thousand or 4.3% decrease in accrued interest receivable. The Company's total liabilities decreased $13.4 million or 5.1% to $248.4 million as of September 30, 1997 from $261.8 million as of June 30, 1997. The $13.4 million decrease in total liabilities was primarily comprised of a $6.0 million or 7.1% decrease in Federal Home Loan Bank advances and other borrowings and a $5.4 million or 3.2% decrease in deposits. Total stockholders' equity increased $1.0 million or 3.0% to $33.9 million as of September 30, 1997 from $32.9 million as of June 30, 1997, primarily due to $935 thousand of Company net income for the quarter ended September 30, 1997.

          ASSET AND LIABILITY MANAGEMENT. The Company continued a strategy designed to reduce the interest rate sensitivity of its financial assets to its financial liabilities. The primary elements of this strategy include: (i) expanding the Company's investment growth program in order to enhance net interest income; (ii) maintaining the Company's level of short-term liquid investments by funding loan commitments and purchasing longer-term investment securities; (iii) emphasizing the retention of lower-cost savings accounts and other core deposits; (iv) pricing the Company's certificates of deposit and loan products nearer to the market average rate as opposed to the upper range of market offered rates.

          The Company has continued its investment growth program, originally initiated in the third quarter of fiscal 1994, in order to realize additional net interest income. Under this strategy, a longer-term callable or noncallable investment security, or mortgage-backed security, is purchased and funded through the use of short-term non-deposit liabilities, such as FHLB advances and short-term borrowings. With this strategy, the Company increases its net interest income, but also faces the risk, during periods of rising market interest rates, that it may experience a decline in net interest income if the rate paid on its various borrowings rises above the rate earned on the investment security purchased. In order to mitigate this exposure, the Board has placed certain restrictions on the investment growth program, including: (i) the average outstanding daily balance of total borrowings, computed quarterly, may not exceed approximately $85.0 million; (ii) suitable investments shall be confined to those meeting the credit quality criteria outlined in the Company's investment policy; and (iii) each security purchased shall initially yield a minimum of seventy-five basis points above the incremental rate paid on short-term borrowings, at the time of purchase. In most cases, the initial yield spread earned on investment security purchases exceeded approximately two hundred basis points.

         The Company has continued to purchase bonds with optional principal redemption features ("callable bonds") in order to capture additional net interest income. Callable bonds generally provide investors with higher rates of return than noncallable bonds because the issuer has the option to redeem the bonds before maturity. While this strategy affords WVS the current opportunity to improve its net interest income, during a period of declining interest rates, such as was experienced during the quarter ended September 30, 1997, the Company would be exposed to the risk that the investment will be redeemed prior to its final stated maturity. In order to mitigate this risk, the Company has funded a significant portion of its purchases of callable bonds with short-term borrowings. Approximately $29.3 million of callable agency bonds with an estimated weighted average rate of 7.7% were called during the quarter ended September 30, 1997. During the quarter ended September 30, 1997, the Company purchased approximately $14.6 million of callable bonds with an approximate weighted average yield to call and maturity of 7.9% and 7.6%, respectively. The callable agency bond purchases, totaling $14.6 million, are summarized by initial term to call as follows: $3.6 million within three months, $1.0 million with greater than three months and within six months, $8.0 million with greater than six months and within twelve months and $2.0 million within twenty-four months.

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

         During the quarter ended September 30, 1997, the Company repaid approximately $9.0 million of FHLB advances with a weighted average rate of 5.56% and increased other borrowings by approximately $3.0 million with a weighted average rate of 5.67%. Due to a decline in market interest rates experienced during the quarter ended September 30, 1997, and the associated increase in the amount of investment securities redeemed, the Company shortened the maturity structure of its incremental borrowings to reduce its cost of funds and to better match the maturities of its borrowings with the possible early repayment of a portion of its investment portfolio.

         As of September 30, 1997, the implementation of these asset and liability management initiatives resulted in the following: (i) an aggregate of $49.8 million or 31.0% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months; (ii) $18.8 million or 51.6% of the Company's portfolio of mortgage-backed securities (including CMOs) were secured by floating rate securities; (iii) $3.8 million or 5.1% of the Company's investment securities portfolio had scheduled maturities of one year or less; and (iv) $67.2 million or 89.4% of the Company's investment securities portfolio was comprised of callable bonds.

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

         The Company's one year cumulative interest rate sensitivity gap amounted to a negative 13.1% of total assets at September 30, 1997 as compared to a negative 13.3% at June 30, 1997, in each instance, based on certain assumptions by management with respect to the repricing of certain assets and liabilities. At September 30, 1997, the Company's interest-earning assets maturing or repricing within one year totaled $96.7 million while the Company's interest-bearing liabilities maturing or repricing within one year totaled $133.8 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $37.1 million. At September 30, 1997, the percentage of the Company's assets to liabilities maturing or repricing within one year was 72.3%.

RESULTS OF OPERATIONS

         General. WVS reported net income of $935 thousand, or $0.53 per share (primary and fully diluted), for the three months ended September 30, 1997 as compared to $250 thousand or $0.14 per share for the same period in 1996. Net income increased $685 thousand or 274.0% for the three months ended September 30, 1997 when compared to the same period in 1996. The increase was primarily attributable to $1.1 million decrease in non-interest expense associated with a $1.1 million one-time charge to recapitalize the Savings Association Insurance Fund ("SAIF") as required by federal law, during the quarter ended September 30, 1996, a $44 thousand increase in net interest income and a $30 thousand decrease in the provision for loan losses, which was offset by a $446 thousand increase in income tax expense and a $20 thousand decrease in non-interest income. Excluding the one-time SAIF charge, first quarter net income would have totaled approximately $941 thousand or $0.54 per share on both a primary and fully diluted basis. The SAIF recapitalization charge is expected to significantly reduce future FDIC insurance costs.

         Net Interest Income. The Company's net interest income increased by $44 thousand or 1.7% during the three months ended September 30, 1997, when compared to the same period in 1996. The increase resulted from a $485 thousand or 9.6% increase in total interest income which was partially offset by a $441 thousand or 17.4% increase in total interest expense for the three months ended September 30, 1997, when compared to the same period in the prior year.

         Interest Income. Interest on net loans receivable increased by $183 thousand or 5.9% for the three months ended September 30, 1997 when compared with the same period in 1996. The increase was attributable to an increase of $10.8 million in the average balance of loans receivable outstanding which more than offset a decrease in the weighted average yield earned on loans receivable of 9 basis points for the three months ended September 30, 1997 when compared to the same period in 1996. The increase in the average loan balance outstanding was attributable to higher levels of real estate and consumer loan originations during the peak summer lending season.

         Interest on mortgage-backed securities decreased by $70 thousand or 9.8% for the three months ended September 30, 1997 when compared with the same period in 1996. The decrease was attributable to a decrease of $4.0 million in the average balance of mortgage-backed securities outstanding during the three months ended September 30, 1997 when compared to the same period in 1996. The decrease in the average balance of mortgage-backed securities outstanding was due to the sale of approximately $1.7 million of mortgage-backed securities during the three months ended September 30, 1996, and periodic principal repayments.

         Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock ("other investment securities") increased $372 thousand or 29.3% for the three months ended September 30, 1997 when compared to the same period in 1996. The increase was attributable to an increase of $15.6 million in the average balance of other investment securities outstanding and an increase in the weighted average yield earned on other investment securities of 43 basis points for the three months ended September 30, 1997 when compared to the same period in 1996. The increase in the average balance of other investment securities was principally attributable to purchases of investment securities under the Company's investment growth program.

         Interest Expense. Interest expense on deposits and escrows increased by $11 thousand or 0.6% for the three months ended September 30, 1997 when compared with the same period in 1996. The increase was principally attributable to an increase in the weighted average yield paid of 5 basis points which was partially offset by a decrease of $1.1 million in the average balance of deposits and escrows outstanding for the three months ended September 30, 1997 when compared to the same period in 1996. The average yield paid on deposits increased due to higher rates paid on time deposits.

         Interest expense on FHLB advances and other borrowings increased by $431 thousand or 57.7% for the three months ended September 30, 1997 when compared to the same period in 1996. The increase was primarily attributable to a $24.7 million or 44.0% increase in the average balance of such borrowings outstanding. The increased amount of borrowings outstanding was used to fund the Company's investment growth program.

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

         The Company's provision for possible losses on loans decreased $30 thousand or 100.0% for the three months ended September 30, 1997 when compared to the same period in 1996. The Company's total allowance for loan losses at September 30, 1997 amounted to $2.0 million or 1.1% of the Company's total loan portfolio, as compared to $2.0 million or 1.2% at June 30, 1997.

         Non-Interest Income. Total non-interest income decreased $20 thousand or 18.2% during the three months ended September 30, 1997 when compared to the same period in 1996, primarily due to a $26 thousand decrease in the gain on sale of investment securities, which was partially offset by a $4 thousand increase in service charges on deposits.

         Non-Interest Expense. Total non-interest expense decreased $1.1 million or 48.9% during the three months ended September 30, 1997 when compared to the same period in 1996.

         Federal deposit insurance premiums decreased $1.2 million during the quarter ended September 30, 1997 when compared to the same period in 1996. The decrease was attributable to the absence of a $1.1 million one-time charge to recapitalize the SAIF, as required by federal law, incurred during the quarter ended September 30, 1996.

         Compensation and employee benefits increased $121 thousand or 19.0% during the quarter ended September 30, 1997 when compared to the same period in 1996. The increase was primarily attributable to a $72 thousand increase in Employee Stock Ownership Plan ("ESOP") amortization and a $37 thousand increase relating to employee compensation adjustments.

         Other non-interest expense (e.g. director's compensation expense, advertising, provision for loss on real estate owned, legal expense, transfer agent expense, etc.) increased $14 thousand or 4.3% during the quarter ended September 30, 1997 when compared to the same period in 1996.

         Income Tax Expense. Income tax expense increased by $446 thousand or 272.0% during the three months ended September 30, 1997, when compared to the same period in 1996. The increase in income tax expense is primarily attributable to a $1.1 million or 273.2% increase in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $1.7 million during the three months ended September 30, 1997. Net cash provided by operating activities was primarily comprised of $935 thousand of net income and a $364 thousand increase in accrued interest payable.

         Funds provided by investing activities totaled $11.6 million during the three months ended September 30, 1997. Primary sources of funds during the three months ended September 30, 1997 include $32.1 million of proceeds from repayments of investment and mortgage-backed securities which was partially offset by $18.4 million used for purchases of investment securities and a $2.4 million increase in net loans receivable.

         Funds used by financing activities totaled $14.2 million for the three months ended September 30, 1997. Primary financial uses include a $9.0 million decrease in Federal Home Loan Bank advances, a $5.4 million decrease in deposits and a $2.4 million decrease in advance payments by borrowers for taxes and insurance, which was partially offset by a $3.0 million increase in other borrowings. Financial institutions generally, including the Company, have experienced a certain degree of depositor disintermediation to other investment alternatives. Management believes that the degree of disintermediation experienced by the Company has not had a material impact on overall liquidity. As of September 30, 1997, $67.6 million or 40.9% of the Company's total deposits consisted of core deposits. Management has determined that it currently is maintaining adequate liquidity and is seeking to better match funding sources with lending and investment opportunities.

         The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through short-term borrowings. At September 30, 1997, the total approved loan commitments outstanding amounted to $3.9 million. At the same date commitments under unused lines of credit amounted to $6.3 million and the unadvanced portion of construction loans approximated $11.8 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1997 totaled $59.7 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

         On October 28, 1997 the Company's Board of Directors declared a cash dividend of $0.30 per share payable November 20, 1997 to shareholders of record at the close of business on November 10, 1997. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that future dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

         As of September 30, 1997, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $33.8 million or 24.9% and $35.6 million or 26.1%, respectively, of total risk-weighted assets, and Tier I leverage capital of $33.8 million or 11.7% of average quarterly assets.

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

         The Company's nonperforming assets at September 30, 1997 totaled approximately $545 thousand or 0.19% of total assets as compared to $274 thousand or 0.09% of total assets as of June 30, 1997. Nonperforming assets at September 30, 1997 consisted of $480 thousand in commercial real estate loans, $1 thousand in single-family loans, and $64 thousand in consumer loans. Approximately $2 thousand of additional interest income would have been recorded during the three months ended September 30, 1997, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the quarter year ended September 30, 1997.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Company's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. The Savings Bank has no agricultural loan assets and therefore would not have a specific exposure to changes in commodity prices. Any impacts that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be exogenous and will be analyzed on an ex post basis.

         Interest-rate risk ("IRR") is the exposure of a banking organization's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value, however excessive levels of IRR can pose a significant threat to the Company's earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Company's safety and soundness.

         Evaluating a financial institution's exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization's quantitative level of exposure. When assessing the IRR management process, the Company seeks to ensure that appropriate policies, procedures management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

         The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on Interest-Rate Risk, effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing interest rate risk, which will form the basis for ongoing evaluation of the adequacy of interest-rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest-rate risk. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls interest-rate risk. Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest-rate changes. For example, assume that an institution's assets carry intermediate- or long-term fixed rates and that those assets were funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution's interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution's profits could decrease on existing assets because the institution will either have lower net interest income or, possibly, net interest expense. Similar risks exist when assets are subject to contractual interest-rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing-rate environment.

         Several techniques might be used by an institution to minimize interest-rate risk. One approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the measurement of the Company's asset/liability gap-that is, the difference between the cash flow amounts of interest-sensitive assets and liabilities that will be refinanced (or repriced) during a given period. For example, if the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year, or longer period, the institution is in an asset-sensitive gap position. In this situation, net interest income would increase if market interest rates rose or decrease if market interest rates fell. If, alternatively, more liabilities than assets will reprice, the institution is in a liability-sensitive position. Accordingly, net interest income would decline when rates rose and increase when rates fell. Also, these examples assume that interest-rate changes for assets and liabilities are of the same magnitude, whereas actual interest-rate changes generally differ in magnitude for assets and liabilities.

         An institution could also manage interest-rate risk by: selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities for example, by shortening terms of new loans or investments; hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest-rate risk. Interest-rate swaps, futures contracts, options on futures, and other such derivative financial instruments often are used for this purpose. Because these instruments are sensitive to interest-rate changes, they require management expertise to be effective. Financial institutions are also subject to prepayment risk in falling rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refund its obligations at new, lower rates. The Company has not purchased derivative financial instruments in the past and does not presently intend to purchase such instruments in the near future. Prepayments of assets carrying higher rates reduce the Company's interest income and overall asset yields. A large portion of an institution's liabilities may be short term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. Also, FHLB advances and wholesale borrowings have become increasingly important sources of liquidity for the Company.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of September 30, 1997 based on the information and assumptions set forth in the notes. The Company believes that the assumptions utilized, which are based on statistical data provided by a federal regulatory agency in the Company's market area, are reasonable. The Company had no derivative financial instruments, or trading portfolio, as of September 30, 1997. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as set forth in the notes. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. From a risk management perspective, however, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant metric in analyzing the value of such instruments. Similarly, substantially all of the Company's investment securities portfolio is comprised of callable government agency securities. Company borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

                                            EXPECTED MATURITY DATE-QUARTER ENDED SEPTEMBER 30,

                                                                                                  There-                     Fair
                                      1998         1999       2000         2001        2002        after        Total        Value
                                     -------     -------     -------     -------     -------     --------      --------     --------

ON-BALANCE SHEET
   FINANCIAL INSTRUMENTS

Interest-earning assets:
  Loans receivable (1)(2)(3)(4)
    Fixed rate                       $25,879     $17,330     $13,305     $11,338      $8,602      $41,873      $118,327     $119,468
      Average interest rate             8.24%       7.99%       7.91%       7.86%       7.77%        7.57%

    Adjustable rate                    8,559       7,250       6,130       5,173       4,356       12,940        44,408       46,995
      Average interest rate(5)          8.07%       8.07%       8.08%       8.09%       8.10%        7.78%
  Mortgage-backed securities
    Fixed rate                         1,035         937         407       1,621         232       13,395        17,627       18,441
      Average interest rate             6.19%       7.02%       6.36%       7.59%       7.44%        7.03%

    Adjustable rate                      ---         ---         ---         ---         ---       18,769        18,769       18,327
      Average interest rate(6)          0.00%       0.00%       0.00%       0.00%       0.00%        6.86%

  Investments(7)                      11,008         500         ---         500         ---       66,892        78,900       79,164
      Average interest rate             7.27%       6.40%       0.00%       6.41%       0.00%        7.57%

  Interest-bearing deposits            1,027         ---         ---         ---         ---          ---         1,027        1,027
      Average interest rate             6.31%       0.00%       0.00%       0.00%       0.00%        0.00%
                                     -------     -------     -------     -------     -------     --------      --------     --------
        Total                        $47,508     $26,017     $19,842     $18,632     $13,190     $153,869      $279,058     $283,422


Interest-bearing liabilities:
  Interest-bearing deposits
     and escrows(8)(9)(10)           $86,523     $22,480     $23,673     $ 7,936     $ 7,936     $ 22,211     $166,562      $166,721
      Average interest rate             4.57%       4.46%       4.41%       3.65%       3.65%        2.22%

  Borrowings                          19,114       8,000       8,000         ---      53,500          ---       78,614        78,283
      Average interest rate             5.80%       5.89%       5.89%       0.00%       5.74%        0.00%
                                     -------     -------     -------     -------     -------     --------      --------     --------
        Total                       $105,637     $30,480     $31,673     $ 7,936     $61,436     $ 22,211     $245,176      $245,004

(1) Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.
(2) For single-family residential loans, assumes annual amortization and prepayment rate at 15% for adjustable rate loans, and 11% to 37% for fixed rate loans. For multi-family residential loans and other loans, assumes amortization and prepayment rate of 12%.
(3) For second mortgage loans, assumes annual amortization and prepayment rate of 18%.
(4) Consumer loans assumes amortization and prepayment rate of 13%.
(5) Substantially all of the Company's adjustable rate loans reprice on an annual basis based upon changes in the one-year constant maturity treasury index with various market based annual and lifetime interest rate caps and floors.
(6) Substantially all of the Company's adjustable rate mortgage-backed securities reprice on a monthly basis based upon changes in the one month LIBOR index with various lifetime caps and floors.
(7) Totals include the Company's investment in Federal Home Loan Bank stock. Amounts adjusted to reflect investment securities called through October 31, 1997 totaling approximately $7,165.
(8) For regular savings accounts, assumes an annual decay rate of 17% for three years or less, 16% for more than three through five years and 14% for more than five years.
(9) For NOW accounts, assumes an annual decay rate of 37% for one year or less, 32% for more than one through three years and 17% for more than three years.
(10) For money market deposit accounts, assumes an annual decay rate of 79% for one year or less and 31% for more than one year.


         The Company's investment securities decreased from $91.2 million at June 30, 1997 to $79.2 million at September 30, 1997. The $12.0 million or 13.2% decrease was primarily attributable to $29.1 million of callable government agency bonds called during the quarter ended September 30, 1997. Investment security purchases during the quarter ended September 30, 1997 totaled $14.6 million. The Savings Bank's interest-bearing deposits and escrows decreased from $174.4 million at June 30, 1997 to $166.7 million at September 30, 1997. The $7.7 million or 4.4% decrease was primarily attributable to customer withdrawals for local real estate taxes, and to a lesser extent, competition for time deposits in the local market. Borrowings decreased from $84.0 million at June 30, 1997 to $78.3 million at September 30, 1997. The $5.7 million or 6.8% decrease was primarily attributable to the Company's repayment of such borrowings in response to the large volume of callable government agency redemptions discussed above. The Company intends to continue to pursue its investment growth program, as market conditions permit, according to parameters discussed under "Asset and Liability Management".

         The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 1997.

                    Anticipated Transactions
                    ------------------------

                    Undisbursed construction and
                        land development loans
                          Fixed rate ...........     $ 4,244
                                                        8.89%

                          Adjustable rate ......       7,542
                                                        9.43%
                    Undisbursed lines of credit
                          Adjustable rate ......       6,205
                                                        8.65%
                    Loan origination commitments
                          Fixed rate ...........       1,157
                                                        8.75%

                          Adjustable rate ......       2,730
                                                        8.64%
                    Letters of credit
                          Adjustable rate ......          82
                                                       11.50%
                                                     -------
                                                     $21,960

         The Company believes that there were no material changes to the Company's anticipated transactions during the quarter ended September 30, 1997.

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

ITEM 4.       Submission of Matters to a Vote of Security Holders

              (a) An annual meeting of stockholders was held on October 28, 1997.

              (b)     Not applicable.

              (c) Two matters were voted upon at the annual stockholder meeting held on October 28, 1997: Item 1: Proposal to elect two directors for a four-year term or until their successors are elected and qualified; Item 2: Proposal to ratify the appointment by the Board of Directors of S. R. Snodgrass, A.C. as the Company's independent auditors for the fiscal year ending June 30, 1998.

                      Each of the two proposals received stockholder approval. The voting record with respect to each item voted upon is enumerated below:


    Item            Nominee
   Number       (If Applicable)           FOR           AGAINST        ABSTAIN
   ------       ---------------           ---           -------        -------

      1        James S. McKain, Jr.    1,536,908          3,094             0

               James H. Ritchie        1,540,441          2,694             0



      2        Election of Auditors    1,533,931          2,537         6,667




              There   were no broker  non-votes  cast with respect to any matter voted upon.

              (d)     Not applicable.

ITEM 5.       Other Information

              Not applicable.

ITEM 6.       Exhibits and Reports on Form 8-K

              (a) The following exhibit is filed as part of this form 10-Q, and this list includes the Exhibit Index.

                        Number            Description
                         11             Statement re
                                        computation of
                                        per share earnings

                         27             Financial Data
                                        Schedule

              (b)     Not applicable.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                WVS FINANCIAL CORP.



Date: November 12, 1997                    BY:  /s/ Robert C. Sinewe
                                                --------------------
                                                Robert C. Sinewe
                                                President and Chief
                                                Executive Officer



Date: November 12, 1997                    BY:  /s/ David J. Bursic
                                                -------------------
                                                David J. Bursic
                                                Senior Vice President, Treasurer
                                                and Chief Financial Officer