Form 10-Q
period 1997-12-31
WVS FINANCIAL CORP
filed 1998-02-11
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [ X ] NO [ ]

         Shares outstanding as of February 6, 1998 : 1,808,050 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

                                      INDEX



PART I.                    Financial Information

Item 1.                    Financial Statements

                           Consolidated Statements of Financial
                           Condition as of December 31, 1997
                           and June 30, 1997 (Unaudited)

                           Consolidated Statements of Income
                           for the Three and Six Months Ended
                           December 31, 1997 and 1996 (Unaudited)

                           Consolidated Statements of Cash Flows
                           for the Six Months Ended December 31,
                           1997 and 1996 (Unaudited)

                           Consolidated Statements of Changes in
                           Stockholders' Equity for the Six Months
                           Ended December 31, 1997 (Unaudited)

                           Notes to Unaudited Consolidated
                           Financial Statements

Item 2.                    Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations for the Three and Six Months
                           Ended December 31, 1997

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

                                        WVS FINANCIAL CORP. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)
                                                  (in thousands)

                                                              December 31,     June 30,
                                                                  1997          1997
                                                              ---------      ---------
          Assets
Cash and due from banks .................................     $     625      $     667
Interest-earning demand deposits ........................           908          1,904
Investment securities available-for-sale
   (amortized cost of $10,360 and $3,689) ...............        10,434          3,553
Investment securities held-to-maturity
   (market value of $75,444 and $83,889) ................        75,021         83,995
Mortgage-backed securities available-for-sale
   (amortized cost of $16,585 and $18,417) ..............        16,726         18,280
Mortgage-backed securities held-to-maturity
   (market value of $19,273 and $19,381) ................        18,819         19,210
Federal Home Loan Bank stock, at cost ...................         3,872          3,927
Net loans receivable ....................................       161,002        158,134
Accrued interest receivable .............................         2,449          2,809
Real estate owned .......................................          --             --
Premises and equipment ..................................         1,237          1,298
Deferred taxes and other assets .........................           929            916
                                                              ---------      ---------
          TOTAL ASSETS ..................................     $ 292,022      $ 294,693
                                                              =========      =========

          Liabilities and Stockholders' Equity
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts ........................     $   7,859      $   7,283
   NOW accounts .........................................        15,400         15,177
   Savings accounts .....................................        36,751         36,591
   Money market accounts ................................        11,642         12,103
   Certificates of deposit ..............................        95,479         99,725
                                                              ---------      ---------
   Total savings deposits ...............................       167,131        170,879
Federal Home Loan Bank advances .........................        77,432         77,857
Other borrowings ........................................         7,171          6,784
Advance payments by borrowers for taxes and insurance ...         2,234          3,531
Accrued interest payable ................................         1,924          1,768
Other liabilities .......................................         5,002            985
                                                              ---------      ---------
   TOTAL LIABILITIES ....................................       260,894        261,804
                                                              ---------      ---------

                                        WVS FINANCIAL CORP. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    (UNAUDITED)
                                                  (in thousands)

                                                              December 31,     June 30,
                                                                  1997          1997
                                                              ---------      ---------

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized;
   none outstanding......................................            --             --
Common stock:
   10,000,000 shares, $.01 par value per share,
   authorized;  1,753,280 and 1,747,280 shares issued and
   outstanding ..........................................            18             17
Additional paid-in capital ..............................        17,672         17,236
Retained earnings, substantially restricted .............        14,152         16,900
Unallocated shares - Recognition and Retention Plans ....          (483)          (631)
Unallocated shares - Employee Stock Ownership Plan ......          (373)          (453)
                                                              ---------      ---------
                                                                 30,986         33,069
Unrealized gain (loss) on available-for-sale securities .           142           (180)
                                                              ---------      ---------
   TOTAL STOCKHOLDERS' EQUITY ...........................        31,128         32,889
                                                              ---------      ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....     $ 292,022      $ 294,693
                                                              =========      =========

          See accompanying notes to consolidated financial statements.

                                       WVS FINANCIAL CORP. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)
                                                 (in thousands)

                                                       Three Months Ended                Six Months Ended
                                                           December 31,                      December 31,
                                                     1997             1996            1997             1996
                                                 -----------      -----------     -----------      -----------
INTEREST AND DIVIDEND INCOME:

     Loans .................................     $     3,300      $     3,080     $     6,565      $     6,163
     Investment securities .................           1,482            1,464           3,050            2,674
     Mortgage-backed securities ............             623              679           1,265            1,390
     Interest-earning deposits with
        other institutions .................              21               26              35              54
     Federal Home Loan Bank stock ..........              58               49             119               82
                                                 -----------      -----------     -----------      -----------
          Total interest and dividend income           5,484            5,298          11,034           10,363
                                                 -----------      -----------     -----------      -----------

INTEREST EXPENSE:

     Deposits ..............................           1,751            1,767           3,535            3,539
     Borrowings ............................           1,179            1,006           2,357            1,753
     Advance payments by borrowers for
        taxes and insurance.................               9                7              16               16
                                                 -----------      -----------     -----------      -----------
          Total interest expense ...........           2,939            2,780           5,908            5,308
                                                 -----------      -----------     -----------      -----------

NET INTEREST INCOME ........................           2,545            2,518           5,126            5,055
PROVISION FOR LOAN LOSSES ..................            (120)              30            (120)              60
                                                 -----------      -----------     -----------      -----------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES.........................           2,665            2,488           5,246            4,995
                                                 -----------      -----------     -----------      -----------

NON-INTEREST INCOME:
     Service charges on deposits ...........              58               56             110              103
     Investment securities gains ...........              --               --              --               26
     Other .................................              48               41              86               77
                                                 -----------      -----------     -----------      -----------
          Total non-interest income ........             106               97             196              206
                                                 -----------      -----------     -----------      -----------

                                       WVS FINANCIAL CORP. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)
                                                 (in thousands)

                                                       Three Months Ended                Six Months Ended
                                                           December 31,                      December 31,
                                                     1997             1996            1997             1996
                                                 -----------      -----------     -----------      -----------
NON-INTEREST EXPENSE:
     Salaries and employee benefits ........             913              694           1,670            1,330
     Occupancy and equipment ...............             104              109             207              208
     Deposit insurance premium .............              28             --                55            1,239
     Data processing .......................              42               43              84               85
     Correspondent bank service charges ....              29               30              60               58
     Other .................................             200              203             366              361
                                                 -----------      -----------     -----------      -----------
          Total non-interest expense .......           1,316            1,079           2,442            3,281
                                                 -----------      -----------     -----------      -----------


INCOME BEFORE INCOME TAXES .................           1,455            1,506           3,000            1,920
INCOME TAXES ...............................             459              594           1,069              758
                                                 -----------      -----------     -----------      -----------

NET INCOME .................................     $       996      $       912     $     1,931      $     1,162
                                                 ===========      ===========     ===========      ===========

EARNINGS PER SHARE:
     Basic .................................     $      0.58      $      0.54     $      1.13      $      0.69
     Diluted ...............................     $      0.56      $      0.52     $      1.09      $      0.67



AVERAGE SHARES OUTSTANDING:
     Basic .................................       1,709,170        1,681,304       1,706,495        1,680,229
     Diluted ...............................       1,773,620        1,742,072       1,769,678        1,738,823

          See accompanying notes to consolidated financial statements.

                               WVS FINANCIAL CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                         (in thousands)

                                                                            Six Months Ended
                                                                               December  31,
                                                                        ----------------------
                                                                            1997          1996
                                                                         -------       -------
OPERATING ACTIVITIES
Net income ........................................................     $  1,931      $  1,162
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan losses ......................................         (120)           60
   Gain on sale of Real Estate Owned ..............................         --              (8)
   Gain on sale of investments and mortgage-backed securities .....         --             (26)
   Depreciation and amortization, net .............................           67            70
   Amortization of discounts, premiums and deferred loan fees .....          (29)           38
   Amortization of ESOP, RRP and deferred and unearned compensation          429           190
   Decrease (increase) in accrued interest receivable .............          360          (201)
   Increase in accrued interest payable ...........................          154           279
   Decrease (increase) in accrued and deferred taxes ..............         (119)           43
   Other, net .....................................................          290          (175)
                                                                         -------       -------
      Net cash provided by operating activities ...................        2,963         1,432
                                                                         -------       -------

INVESTING ACTIVITIES
Available-for-sale:
   Purchases of investments and mortgage-backed securities ........      (11,680)         (839)
   Proceeds from repayments of investments and mortgage-backed
   securities .....................................................        4,707           921
   Proceeds from sale of investments and mortgage-backed securities        2,192         1,665
Held-to-maturity:
   Purchases of investments and mortgage-backed securities ........      (47,620)      (44,513)
   Proceeds from repayments of investments and mortgage-backed
   securities .....................................................       57,052        30,981
Net Increase in loans receivable ..................................       (2,842)       (1,366)
Sale of real estate owned .........................................         --              72
Decrease (increase) in FHLB stock .................................           55        (1,268)
Purchases of premises and equipment ...............................           (7)          (45)
                                                                         -------       -------
      Net cash provided by (used for) investing activities ........        1,857       (14,392)
                                                                         -------       -------





                               WVS FINANCIAL CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                         (in thousands)

                                                                               Six Months Ended
                                                                                December 31,
                                                                          ----------------------
                                                                             1997           1996
                                                                          --------      --------
FINANCING ACTIVITIES
Net increase (decrease) in transaction and passbook accounts.........          499        (1,320)
Net decrease in certificates of deposit .............................       (4,246)       (1,515)
Net (decrease) increase in FHLB borrowings ..........................         (425)       24,857
Net increase (decrease) in other borrowings .........................          388        (5,416)
Net decrease in advance payments by borrowers for taxes and insurance       (1,297)       (1,547)
Net proceeds from issuance of common stock ..........................           63             2
Cash dividends paid .................................................         (839)         (488)
                                                                          --------      --------
      Net cash (used for) provided by financing activities ..........       (5,857)       14,573
                                                                          --------      --------

      (Decrease) increase in cash and cash equivalents ..............       (1,037)        1,613
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ................        2,570         2,727
                                                                          --------      --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ......................     $  1,533      $  4,340
                                                                          ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest on deposits, escrows and borrowings ..................     $  5,752      $  5,029
      Income taxes ..................................................        1,181           889
   Noncash item:
      Foreclosed mortgage loans transferred to real estate owned ....         --              64
      Dividends declared, not yet paid (net of reimbursement
        for unallocated ESOP shares) ................................        3,775          --





                  See accompanying notes to consolidated financial statements.

                                              WVS FINANCIAL CORP. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          (UNAUDITED)
                                                        (in thousands)


                                                                                             Net
                                                                                          Unrealized      Retained
                                               Additional    Unallocated    Unallocated      Gain        Earnings-
                                   Common      Paid-in      Shares Held    Shares Held   (Loss) on    Substantially
                                   Stock       Capital         by ESOP        by RRP     Securities    Restricted       Total
                                 --------      --------      --------      --------      --------       --------     --------

Balance at June 30, 1997 ...     $     17      $ 17,236      $   (453)     $   (631)     $   (180)      $ 16,900     $ 32,889

Release of earned Employee
Stock Ownership Plan (ESOP)
shares .....................                        201            80                                                     281

Accrued compensation expense
for Recognition and
Retention Plans (RRP) ......                                                    148                                       148

Tax benefit from stock
grants issued under RRP ....                        173                                                                   173

Exercise of Stock Options ..            1            62                                                                    63

Change in unrealized loss,
net of income taxes of $166                                                                   322                         322

Cash dividends declared
($2.70 per share) ..........                                                                              (4,679)      (4,679)

Net income .................                                                                               1,931        1,931
                                 --------      --------      --------      --------      --------       --------     --------
Balance at December 31, 1997     $     18      $ 17,672      $   (373)     $   (483)     $    142       $ 14,152     $ 31,128
                                 ========      ========      ========      ========      ========       ========     ========


See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share differs from fully diluted earnings per share in that average period market prices are utilized in calculating weighted average common stock equivalents instead of period ending market prices.

         All  earnings  per  share  amounts  have  been  presented,   and  where
         necessary, restated to conform to the Statement No. 128 requirements.

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

                       WVS FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997


         When used in this Form 10-Q, or, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to forward-looking statements to reflect events or circumstances after the date of statements or to reflect the occurrence of anticipated or unanticipated events.


GENERAL

         WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

         West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. Originally organized under Pennsylvania law in 1908 as West View Building Loan Association, West View changed its name to West View Savings and Loan Association in 1954. In June 1992, West View converted from a
Pennsylvania-chartered mutual savings and loan association to a Pennsylvania-chartered mutual savings bank. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 1997.

         The operating results of the Company depend primarily upon its net interest income, which is determined by the difference between income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing liabilities, which consists primarily of deposits and borrowings. The Company's net income is also affected by its provision for loan losses, as well as the level of its non-interest income, including loan fees and service charges, and its non-interest expenses, such as compensation and employee benefits, income taxes, deposit insurance and occupancy costs.

         The  Company's   strategy   focuses  on  traditional   thrift  lending,
maintaining asset quality and increasing core earnings.



FINANCIAL CONDITION


         The Company's assets totaled $292.0 million at December 31, 1997 as compared to $294.7 million at June 30, 1997. The $2.7 million or 0.9% decline in total assets was primarily comprised of a $4.1 million or 3.2% decrease in investment and mortgage-backed securities, including Federal Home Loan Bank ("FHLB") stock, which was partially offset by a $2.9 million or 1.8% increase in net loans receivable. The Company's total liabilities decreased $900 thousand or 3.4% to $260.9 million as of December 31, 1997 from $261.8 million as of June 30, 1997. The $900 thousand decrease in total liabilities was primarily comprised of a $3.8 million or 2.2% decrease in deposits and a $1.3 million decrease in advance payments by borrowers for taxes and insurance which was partially offset by a $4.0 million increase in other liabilities. The $4.0 million increase in other liabilities was primarily attributable to a $3.8 million increase in dividends payable on the Company's common stock. Total stockholders' equity decreased $1.8 million or 5.5% to $31.1 million as of December 31, 1997 from $32.9 million as of June 30, 1997, primarily due to $1.9 million of Company net income for the six months ended December 31, 1997, which was offset by $4.6 million in cash dividends declared on the Company's common stock.

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

         The Company has continued to purchase bonds with optional principal redemption features ("callable bonds") in order to capture additional net interest income. Callable bonds generally provide investors with higher rates of return than noncallable bonds because the issuer has the option to redeem the bonds before maturity. While this strategy affords WVS the current opportunity to improve its net interest income, during a period of declining interest rates, such as was experienced during the quarter ended December 31, 1997, the Company would be exposed to the risk that the investment will be redeemed prior to its final stated maturity. In order to mitigate this risk, the Company has funded a significant portion of its purchases of callable bonds with short-term borrowings. Approximately $19.3 million of callable agency bonds with an estimated weighted average rate of 7.7% were called during the quarter ended December 31, 1997. During the quarter ended December 31, 1997, the Company purchased approximately $18.5 million of callable bonds with an approximate weighted average yield to call and maturity of 7.5% and 7.4%, respectively. The callable agency bond purchases, totaling $18.5 million, are summarized by initial term to call as follows: $6.5 million within three months, $4.0 million with greater than three months and within six months, and $8.0 million with greater than six months and within twelve months.

         During the quarter ended December 31, 1997, the Company increased its commercial paper holdings by $15.0 million. At December 31, 1997 the Company held $15.0 million of commercial paper with an approximate yield of 7.2%. The commercial paper purchases were made in order to capitalize on seasonally high calendar year end commercial paper rates and for liquidity management.

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

         During the six months ended December 31, 1997, the Company borrowed approximately $23.1 million from the FHLB in the way of various short-term borrowings with a weighted average rate of 5.71% and $28.6 million in other borrowings with a weighted average rate of 5.62%. During the six months ended December 31, 1997, the Company repaid $23.5 million of FHLB advances and $27.2 million of other borrowings. Due to a decline in market interest rates during the six months ended December 31, 1997, the Company shortened the maturity structure of its incremental borrowings to reduce its cost of funds and to better match the maturities of its borrowings with the possible early repayment of a portion of its investment portfolio.

         As of December 31, 1997, the implementation of these asset and liability management initiatives resulted in the following: (i) an aggregate of $51.6 million or 32.0% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months; (ii) $18.4 million or 51.8% of the Company's portfolio of mortgage-backed securities (including CMOs) were secured by floating rate securities; (iii) $15.5 million or 18.1% of the Company's investment securities portfolio had scheduled maturities of one year or less; and (iv) $68.4 million or 80.0% of the Company's investment securities portfolio was comprised of callable bonds.

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

         The Company's one year cumulative interest rate sensitivity gap amounted to a negative 22.4% of total assets at December 31, 1997 as compared to a negative 13.3% at June 30, 1997, in each instance, based on certain assumptions by management with respect to the repricing of certain assets and liabilities. At December 31, 1997, the Company's interest-earning assets maturing or repricing within one year totaled $100.7 million while the Company's interest-bearing liabilities maturing or repricing within one year totaled $166.2 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $65.5 million. At December 31, 1997, the percentage of the Company's assets to liabilities maturing or repricing within one year was 60.6%.

RESULTS OF OPERATIONS


           General. WVS reported net income of $996 thousand and $1.9 million for the three and six months ended December 31, 1997. Net income increased by $84 thousand or 9.2% for the three months ended December 31, 1997 when compared to the same period in 1996. The increase was primarily the result of a $150 thousand decrease in the provision for loan losses, a $135 thousand decrease in income tax expense, a $27 thousand increase in net interest income, and a $9 thousand increase in non-interest income, which was partially offset by a $219 thousand increase in employee salaries and benefits expense. Net income increased by $769 thousand or 66.2% for the six months ended December 31, 1997 when compared to the same period in 1996. The $769 thousand or 66.2% increase in net income was principally the result of a $839 thousand decrease in non-interest expense, a $180 thousand decrease in the provision for loan losses and a $71 thousand increase in net interest income, which was partially offset by a $311 thousand increase in income tax expense. The decrease in non-interest expense for the six months ended December 31, 1997 was primarily attributable to one-time items, including a $1.2 million net decrease in federal deposit premiums to recapitalize the Savings Association Insurance Fund ("SAIF"), which was partially offset by a $340 thousand increase in employee compensation expense. The $71 thousand increase in net interest income for the six months ended December 31, 1997 was chiefly attributable to increases in interest earned on investment and mortgage-backed securities and net loans receivable of $269 thousand and $402 thousand, respectively, which was partially offset by a $604 thousand increase in interest expense on Federal Home Loan Bank Advances and other borrowings.

           Net Interest Income. The Company's net interest income increased by $27 thousand or 1.1% for the three months ended December 31, 1997 when compared to the same period in 1996. The increase resulted from a $186 thousand or 3.5% increase in interest income which was partially offset by a $159 thousand or 5.7% increase in interest expense. For the six months ended December 31, 1997, net interest income increased by $71 thousand or 1.4%, when compared to the same period in 1996. The increase resulted from a $671 million or 6.5% increase in interest income which was partially offset by a $600 thousand or 11.3% increase in interest expense.

           Interest Income. Interest on net loans receivable increased by $220 thousand or 7.1% for the three months ended December 31, 1997 when compared to the same period in 1996. The increase was attributable to an increase of $11.0 million in the average balance of net loans receivable outstanding, which was partially offset by a decrease in the weighted average yield earned on net loans receivable of 1 basis point for the three months ended December 31, 1997 when compared to the same period in 1996. Interest on net loans receivable increased by $402 thousand or 6.5% for the six months ended December 31, 1997 when compared to the same period in 1996. The increase was attributable to a $10.8 million increase in the average balance of outstanding loans which was partially offset by a 5 basis point decrease in the weighted average yield earned on outstanding loans for the six months ended December 31, 1997. The increases in the average loan balance outstanding for the three and six months ended December 31, 1997 were primarily attributable to higher levels of real estate and consumer loan originations.

           Interest on mortgage-backed securities decreased by $56 thousand or 8.2% for the three months ended December 31, 1997 when compared to the same period in 1996. The decrease was attributable to a $3.5 million decrease in the average balance of mortgage-backed securities outstanding, partially offset by a 4 basis point increase in the weighted average yield earned on mortgage-backed securities for the three months ended December 31, 1997 when compared to the same period in 1996. Interest on mortgage-backed securities decreased $125 thousand or 8.9% for the six months ended December 31, 1997. The decrease was primarily attributable to a $3.9 million decrease in the average balance of mortgage-backed securities outstanding partially offset by a 5 basis point increase in the weighted average yield earned on mortgage-backed securities for the six months ended December 31, 1997 when compared to the same period in 1996. The decrease in the average balance of mortgage-backed securities outstanding was due to principal repayment during the period. The increase in the weighted average yield earned, during both periods, was principally attributable to lower levels of premium amortization due to slower rates of principal repayment, when compared to the same period in 1996.

           Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB Stock ("other investment securities") increased by $2.2 thousand or 1.4% for the three months ended December 31, 1997 when compared to the same period in 1996. The increase was attributable to a $515 thousand increase in the average balance of other investment securities outstanding and a 6 basis point increase in the weighted average yield earned on other investment securities for the three months ended December 31, 1997 when compared to the same period in 1996. Interest on other investment securities increased $394 thousand or 14% for the six months ended December 31, 1997 when compared to the same period in 1996. The increase in interest income on other investment securities was attributable to an $8.2 million increase in the average balance of other investment securities outstanding and a 23 basis point increase in the weighted average yield earned on other investment securities for the six months ended December 31, 1997 when compared to the same period in 1996. The increases in the average balance of other investment securities during both three and six month periods ended December 31, 1997 was principally attributable to purchases of commercial paper, which were made in order to capitalize on seasonally high calendar year end commercial paper rates and for liquidity management.

           Interest Expense. Interest expense on deposits and escrows decreased by $14 thousand or 0.8% and decreased by $4 thousand or 0.1% for the three and six months ended December 31, 1997, respectively, when compared to the same periods in 1996. The decrease in interest expense on deposits and escrows was principally attributable to a $2.6 million decrease in the average balance of interest-bearing deposits and escrows for the three months ended December 31, 1997 when compared to the same period in 1996. For the six months ended December 31, 1997, the decrease in interest expense on deposits and escrows was primarily attributable to a 12 basis point decrease in the average yield paid on deposits and escrows due to lower market interest rates, when compared to the same period in 1996.

           Interest expense on other borrowings increased by $173 thousand and increased by $604 thousand for the three and six months ended December 31, 1997, respectively, when compared to the same periods in 1996. The increase associated with both periods is primarily attributable to funding the Company's investment growth program.

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

           The Company's provision for loan losses decreased by $150 thousand and $180 thousand for the three and six months ended December 31, 1997, respectively, when compared to the same periods in 1996. The decrease in provision for loan losses was primarily due to a recovery of previously established loan loss reserves attributable to the payoff of a commercial loan participation. At December 31, 1997, the Company's total allowance for loan losses amounted to $1.9 million or 1.1% of the Company's total loan portfolio as compared to $2.0 million, or 1.3% at June 30, 1997.

           Non-Interest Income. Total non-interest income increased by $9 thousand and decreased by $10 thousand for the three and six months ended December 31, 1997, respectively, when compared to the same periods in 1996. The increase in non-interest income for the three months ended December 31, 1997 was primarily attributable to increased automated teller machine ("ATM") service charges. The decrease in non-interest income for the six months ended December 31, 1997 was principally attributable to the absence of a $26 thousand gain from the sale of securities in 1996, partially offset by increased service charges on ATMs and transaction account service charges.

           Non-Interest Expense. Total non-interest expense increased $237 thousand or 22% and decreased $839 thousand or 25.6% for the three and six months ended December 31, 1997, respectively, when compared to the same periods in 1996.

           Federal deposit insurance premiums increased $28 thousand and decreased $1.2 million or 95.6% for the three and six months ended December 31, 1997, respectively, when compared to the same periods in 1996. The increase for the quarter ended December 31, 1997 was primarily attributable to normal and recurring levels of SAIF premiums based upon deposit size. The decrease for the six months ended December 31, 1997 was principally attributable to the absence of a $1.1 million one-time charge to recapitalize the SAIF as required by federal law.

           Compensation and employee benefits expense increased $219 thousand or 31.6% and increased $340 thousand or 25.6% for the three and six months ended December 31, 1997, respectively, when compared to the same periods in 1996.

         Income Tax Expense. Income tax expense decreased by $135 thousand or 22.7% and increased by $311 thousand or 41.0% for the three and six months ended December 31, 1997, respectively, when compared to the same periods in 1996. The change in income tax expense, for both periods, was attributable to varying levels of taxable income during the three and six months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES


         Net cash provided by operating activities totaled $3.0 million during the six months ended December 31, 1997. Net cash provided by operating activities was primarily comprised of $1.9 million of net income and a $360 thousand decrease in accrued interest receivable.

         Funds provided by investing activities totaled $2.4 million during the six months ended December 31, 1997. Primary sources of funds during the six months ended December 31, 1997 include $64.0 million of proceeds from repayments of investment and mortgage-backed securities which was partially offset by $58.7 million used for purchases of investment securities and a $2.8 million increase in net loans receivable.

         Funds used by financing activities totaled $5.9 million for the six months ended December 31, 1997. Primary financial uses include a $425 thousand decrease in Federal Home Loan Bank advances, a $3.7 million decrease in deposits, a $1.3 million decrease in advance payments by borrowers for taxes and insurance, and $839 thousand of cash dividends disbursed, which was partially offset by a $388 thousand increase in other borrowings. Financial institutions generally, including the Company, have experienced a certain degree of depositor disintermediation to other investment alternatives. Management believes that the degree of disintermediation experienced by the Company has not had a material impact on overall liquidity. As of December 31, 1997, $71.7 million or 42.9% of the Company's total deposits consisted of core deposits. Management has determined that it currently is maintaining adequate liquidity and is seeking to better match funding sources with lending and investment opportunities.

         The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through short-term borrowings. At December 31, 1997, the total approved loan commitments outstanding amounted to $3.3 million. At the same date commitments under unused lines of credit amounted to $6.2 million and the unadvanced portion of construction loans approximated $12.5 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1997 totaled $58.2 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

         On December 30, 1997 the Company's Board of Directors declared a cash dividend of $0.30 per share, and a special cash dividend of $1.90 per share, both payable February 19, 1998 to shareholders of record at the close of business on February 9, 1998. Dividends will be subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

         As of December 31, 1997, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $31.0 million or 20.8% and $32.8 million or 22.0%, respectively, of total risk-weighted assets, and Tier I leverage capital of $31.0 million or 10.8% of average quarterly assets.

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

         The Company's nonperforming assets at December 31, 1997 totaled approximately $598 thousand or 0.2% of total assets as compared to $274 thousand or 0.1% of total assets as of June 30, 1997. Nonperforming assets at December 31, 1997 consisted of $480 thousand in commercial real estate loans, $52 thousand in single-family loans, and $66 thousand in consumer loans. Approximately $1 thousand of additional interest income would have been recorded during the six months ended December 31, 1997, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the quarter year ended December 31, 1997.

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

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997 based on the information and assumptions set forth in the notes. The Company believes that the assumptions utilized, which are based on statistical data provided by a federal regulatory agency in the Company's market area, are reasonable. The Company had no derivative financial instruments, or trading portfolio, as of December 31, 1997. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as set forth in the notes. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. From a risk management perspective, however, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant metric in analyzing the value of such instruments. Similarly, substantially all of the Company's investment securities portfolio is comprised of callable government agency securities. Company borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

                                           EXPECTED MATURITY DATE-QUARTER ENDED DECEMBER 31,
                                       --------------------------------------------------------------------
                                                                                                     There-                  Fair
                                         1998        1999        2000        2001        2002         after      Total       Value
                                       -------     -------     -------     -------     -------     --------     --------    --------
ON-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest-earning assets:
  Loans receivable (1)(2)(3)(4)
  Fixed rate                           $25,795     $16,345     $12,534     $10,799     $ 8,208     $ 44,466     $118,147    $121,631
    Average interest rate                 8.36%       8.05%       7.94%       7.89%       7.79%        7.52%

  Adjustable rate                        8,764       7,423       6,276       5,295       4,456       12,725       44,939      46,852
    Average interest rate(5)              8.06%       8.07%       8.08%       8.09%       8.10%        7.80%
  Mortgage-backed securities
  Fixed rate                               ---       1,745         359       1,623         223       13,091       17,041      17,199
    Average interest rate                 0.00%       6.45%       6.36%       7.65%       7.40%        7.03%

  Adjustable rate                          ---         ---         ---         ---         ---       18,365       18,365      18,800
    Average interest rate(6)              0.00%       0.00%        0.00       0.00%       0.00%        7.16%

  Investments(7)                        14,983         500         ---         ---         ---       73,770       89,253      89,750
    Average interest rate                 7.19%       6.40%       0.00%       0.00%       0.00%        7.58%

  Interest-bearing deposits                908         ---         ---         ---         ---          ---          908         908
    Average interest rate                 5.77%       0.00%       0.00%       0.00%       0.00%        0.00%
                                       -------     -------     -------     -------     -------     --------     --------    --------
        Total                          $50,450     $26,013     $19,169     $17,717     $12,887     $162,417     $288,653    $295,140


Interest-bearing liabilities:
  Interest-bearing deposits
   and escrows(8)(9)(10)               $86,629     $23,050     $23,050      $7,425      $7,425      $21,786     $169,365    $169,587
    Average interest rate                 4.48%       4.41%       4.41%       3.57%       3.57%
    2.30%

  Borrowings                            25,103       8,000         ---      30,000      21,500          ---       84,603      84,327
    Average interest rate                 5.84%       5.89%       0.00%       5.72%       5.80%        0.00%
                                       -------     -------     -------     -------     -------     --------     --------    --------
        Total                         $111,732     $31,050     $23,050     $37,425     $28,925      $21,786     $253,968    $253,914

(1) Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.
(2) For single-family residential loans, assumes annual amortization and prepayment rate at 15% for adjustable rate loans, and 9% to 37% for fixed rate loans. For multi-family residential loans and other loans, assumes amortization and prepayment rate of 12%.
(3) For second mortgage loans, assumes annual amortization and prepayment rate of 18%.
(4)  Consumer loans assumes amortization and prepayment rate of 13%.
(5) Substantially all of the Company's adjustable rate loans reprice on an annual basis based upon changes in the one-year constant maturity treasury index with various market based annual and lifetime interest rate caps and floors.
(6) Substantially all of the Company's adjustable rate mortgage-backed securities reprice on a monthly basis based upon changes in the one month LIBOR index with various lifetime caps and floors.

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


         The Company's loans receivable increased from $160.7 million at June 30, 1997 to $163.1 million at December 31, 1997. The $2.4 million increase was primarily funded through a reduction of the Company's investment portfolio during the quarter ended December 31, 1997. The Savings Bank's interest-bearing deposits and escrows decreased from $174.4 million at June 30, 1997 to $169.4 million at December 31, 1997. The $5.0 million or 2.9% decrease was primarily attributable to a $4.2 million decrease in time deposits and a $1.3 million decrease in escrows which was partially offset by a $576 thousand increase in non-interest bearing deposit accounts.

         The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 1997.

                            Anticipated Transactions
                            ------------------------
                  Undisbursed construction and
                      land development loans
                        Fixed rate ...........        $ 5,130
                                                         8.79%
                        Adjustable rate ......          7,324
                                                         9.43%
                  Undisbursed lines of credit
                        Adjustable rate ......          6,172
                                                         8.56%
                  Loan origination commitments
                        Fixed rate ...........          1,895
                                                         9.13%
                        Adjustable rate ......          1,433
                                                         7.92%
                  Letters of credit
                        Adjustable rate ......             82
                                                        11.50%
                                                      -------
                                                      $22,036



         The Company believes that there were no material changes to the Company's anticipated transactions during the quarter ended December 31, 1997.

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

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable.

ITEM 5.           Other Information

                  Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) The following exhibit is filed as part of this form 10-Q, and this list includes the Exhibit Index.

                  Number                   Description
                  ------                   -----------
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



                                            WVS FINANCIAL CORP.



February 6, 1998                            BY: /s/Robert C. Sinewe
                                                -------------------
Date                                            Robert C. Sinewe
                                                President and Chief Executive
                                                Officer



February 6, 1998                            BY: /s/David J. Bursic
                                                ------------------
Date                                            David J. Bursic
                                                Senior Vice President, Treasurer
                                                and Chief Financial Officer