Form 10-Q
period 1998-03-31
WVS FINANCIAL CORP
filed 1998-05-11
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Pennsylvania                             25-1710500
        -------------------------------              ----------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification Number)

                   9001 Perry Highway
                Pittsburgh, Pennsylvania                     15237
                ------------------------                  ----------
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

         Shares outstanding as of May 8, 1998 : 1,808,250 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

                                      INDEX

PART I.                    Financial Information

Item 1.                    Financial Statements

                           Consolidated Statements of Financial
                           Condition as of March 31, 1998
                           and June 30, 1997 (Unaudited)

                           Consolidated Statements of Income
                           for the Three and Nine Months Ended
                           March 31, 1998 and 1997 (Unaudited)

                           Consolidated Statements of Cash Flows
                           for the Nine Months Ended March 31,
                           1998 and 1997 (Unaudited)

                           Consolidated Statements of Changes in
                           Stockholders' Equity for the Nine Months
                           Ended March 31, 1998 (Unaudited)

                           Notes to Unaudited Consolidated
                           Financial Statements

Item 2.                    Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations for the Three and Nine Months
                           Ended March 31, 1998

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

                            WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        (UNAUDITED)
                                      (in thousands)


                                                                  March 31,     June 30,
                                                                    1998          1997
                                                                 ---------      ---------
          Assets
Cash and due from banks ....................................     $     493      $     667
Interest-earning demand deposits ...........................            --          1,904
Investment securities available-for-sale
   (amortized cost of $3,627 and $3,689) ...................         3,724          3,553
Investment securities held-to-maturity
   (market value of $75,294 and $83,889) ...................        75,021         83,995
Mortgage-backed securities available-for-sale
   (amortized cost of $19,363 and $18,417) .................        19,524         18,280
Mortgage-backed securities held-to-maturity
   (market value of $28,217 and $19,381) ...................        27,725         19,210
Federal Home Loan Bank stock, at cost ......................         4,416          3,927
Net loans receivable .......................................       162,003        158,134
Accrued interest receivable ................................         2,942          2,809
Real estate owned ..........................................          --             --
Premises and equipment .....................................         1,207          1,298
Deferred taxes and other assets ............................           759            916
                                                                 ---------      ---------
          TOTAL ASSETS .....................................     $ 297,814      $ 294,693
                                                                 =========      =========

          Liabilities and Stockholders' Equity
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts ...........................     $   6,574      $   7,283
   NOW accounts ............................................        15,533         15,177
   Savings accounts ........................................        36,820         36,591
   Money market accounts ...................................        11,413         12,103
   Certificates of deposit .................................        94,719         99,725
                                                                 ---------      ---------
   Total savings deposits ..................................       165,059        170,879
Federal Home Loan Bank advances ............................        86,945         77,857
Other borrowings ...........................................         7,020          6,784
Advance payments by borrowers for taxes and insurance ......         2,522          3,531
Accrued interest payable ...................................         2,160          1,768
Other liabilities ..........................................         1,374            985
                                                                 ---------      ---------
   TOTAL LIABILITIES .......................................       265,080        261,804
                                                                 ---------      ---------

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized;
      none outstanding .....................................            --             --
Common stock:
   10,000,000 shares, $.01 par value per share,
      authorized;  1,808,050 and 1,747,280 shares issued and
      outstanding ..........................................            18             17
Additional paid-in capital .................................        18,344         17,236
Retained earnings, substantially restricted ................        14,988         16,900
Unallocated shares - Recognition and Retention Plans .......          (454)          (631)
Unallocated shares - Employee Stock Ownership Plan .........          (332)          (453)
                                                                 ---------      ---------
                                                                    32,564         33,069
Unrealized gain (loss) on available-for-sale securities ....           170           (180)
                                                                 ---------      ---------
   TOTAL STOCKHOLDERS' EQUITY ..............................        32,734         32,889
                                                                 ---------      ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......     $ 297,814      $ 294,693
                                                                 =========      =========

See accompanying notes to consolidated financial statements.

                                      WVS FINANCIAL CORP. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)
                                                (in thousands)


                                                      Three Months Ended               Nine Months Ended
                                                            March 31,                       March 31,
                                                 ---------------------------     ----------------------------
                                                      1998            1997            1998             1997
                                                 -----------     -----------     -----------      -----------
INTEREST AND DIVIDEND INCOME:
     Loans .................................     $     3,301     $     3,077     $     9,867      $     9,240
     Investment securities .................           1,484           1,412           4,534            4,085
     Mortgage-backed securities ............             650             670           1,914            2,060
     Interest-earning deposits with
       other institutions ..................              15              13              50               68
     Federal Home Loan Bank stock ..........              65              49             184              131
                                                 -----------     -----------     -----------      -----------
          Total interest and dividend income           5,515           5,221          16,549           15,584
                                                 -----------     -----------     -----------      -----------

INTEREST EXPENSE:
     Deposits ..............................           1,686           1,737           5,222            5,277
     Borrowings ............................           1,194             913           3,551            2,666
     Advance payments by borrowers for
       taxes and insurance .................              12              12              27               28
                                                 -----------     -----------     -----------      -----------
          Total interest expense ...........           2,892           2,662           8,800            7,971
                                                 -----------     -----------     -----------      -----------

NET INTEREST INCOME ........................           2,623           2,559           7,749            7,613
PROVISION FOR LOAN LOSSES ..................            --              --              (120)              60
                                                 -----------     -----------     -----------      -----------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES ............................           2,623           2,559           7,869            7,553
                                                 -----------     -----------     -----------      -----------

NON-INTEREST INCOME:
     Service charges on deposits ...........              57              48             166              151
     Investment securities gains ...........              --              --              --               26
     Other .................................              41              30             127              107
                                                 -----------     -----------     -----------      -----------
          Total non-interest income ........              98              78             293              284
                                                 -----------     -----------     -----------      -----------

                                      WVS FINANCIAL CORP. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)
                                                (in thousands)
                                                 (continued)


                                                      Three Months Ended               Nine Months Ended
                                                            March 31,                       March 31,
                                                 ---------------------------     ----------------------------
                                                      1998            1997            1998             1997
                                                 -----------     -----------     -----------      -----------
NON-INTEREST EXPENSE:
     Salaries and employee benefits ........             894             748           2,564            2,077
     Occupancy and equipment ...............              97             101             303              310
     Deposit insurance premium .............              26              28              81            1,266
     Data processing .......................              43              45             128              130
     Correspondent bank service charges ....              30              27              89               85
     Other .................................             186             177             552              539
                                                 -----------     -----------     -----------      -----------
          Total non-interest expense .......           1,276           1,126           3,717            4,407
                                                 -----------     -----------     -----------      -----------

INCOME BEFORE INCOME TAXES .................           1,445           1,511           4,445            3,430
INCOME TAXES ...............................             571             597           1,640            1,354
                                                 -----------     -----------     -----------      -----------
NET INCOME .................................     $       874     $       914     $     2,805      $     2,076
                                                 ===========     ===========     ===========      ===========
EARNINGS PER SHARE:
     Basic .................................     $      0.50     $      0.54     $      1.63      $      1.23
     Diluted ...............................     $      0.49     $      0.52     $      1.58      $      1.19

AVERAGE SHARES OUTSTANDING:
     Basic .................................       1,756,814       1,683,634       1,723,023        1,681,347
     Diluted ...............................       1,796,616       1,748,689       1,778,412        1,742,095

See accompanying notes to consolidated financial statements.

                               WVS FINANCIAL CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                         (in thousands)

                                                                           Nine Months Ended
                                                                                March 31,
                                                                        ----------------------
                                                                           1998          1997
                                                                        --------      --------
OPERATING ACTIVITIES

Net income ........................................................     $  2,805      $  2,076
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan losses ......................................         (120)           60
   Gain on sale of Real Estate Owned ..............................         --              (8)
   Gain on sale of investments and mortgage-backed securities .....         --             (26)
   Depreciation and amortization, net .............................           97           102
   Amortization of discounts, premiums and deferred loan fees .....          (47)           66
   Amortization of ESOP, RRP and deferred and unearned compensation          776           368
   Increase in accrued interest receivable ........................         (133)         (202)
   Increase in accrued interest payable ...........................          392           521
   Decrease in accrued and deferred taxes .........................          411           322
   Other, net .....................................................           53           178
                                                                        --------      --------
      Net cash provided by operating activities ...................        4,234         3,457
                                                                        --------      --------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities ........      (18,434)       (1,158)
   Proceeds from repayments of investments and mortgage-backed
      securities ..................................................       15,457         1,519
   Proceeds from sale of investments and mortgage-backed securities        2,192         1,665
Held-to-maturity:
   Purchases of investments and mortgage-backed securities ........      (83,413)      (59,887)
   Proceeds from repayments of investments and mortgage-backed
      securities ..................................................       83,961        40,211
Net Increase in loans receivable ..................................       (3,890)       (2,430)
Sale of real estate owned .........................................         --              73
Increase in FHLB stock ............................................         (489)       (1,292)
Net purchases of premises and equipment ...........................           (6)          (68)
                                                                        --------      --------
   Net cash used for investing activities .........................       (4,622)      (21,367)
                                                                        --------      --------

See accompanying notes to consolidated financial statements.

                                WVS FINANCIAL CORP. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                          (in thousands)

                                                                              Nine Months Ended
                                                                                  March 31,
                                                                           ----------------------
                                                                             1998          1997
                                                                          --------      --------
FINANCING ACTIVITIES

Net decrease in transaction and passbook accounts ...................         (814)       (1,940)
Net decrease in certificates of deposit .............................       (5,006)         (845)
Net increase in FHLB borrowings .....................................        9,088        25,832
Net increase (decrease) in other borrowings .........................          236        (4,121)
Net decrease in advance payments by borrowers for taxes and insurance       (1,009)       (1,235)
Net proceeds from issuance of common stock ..........................          631             5
Cash dividends paid .................................................       (4,816)         (814)
                                                                          --------      --------
      Net cash (used for) provided by financing activities ..........       (1,690)       16,882
                                                                          --------      --------

      Decrease in cash and cash equivalents .........................       (2,078)       (1,028)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ................        2,571         2,727
                                                                          --------      --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ......................     $    493      $  1,699
                                                                          ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings ..................     $  8,408      $  7,450
      Income taxes ..................................................        1,236           986

   Noncash item:
      Foreclosed mortgage loans transferred to real estate owned ....         --              64

See accompanying notes to consolidated financial statements.

                                               WVS FINANCIAL CORP. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (UNAUDITED)
                                                         (in thousands)


                                                                                              Net
                                                                                          Unrealized     Retained
                                              Additional     Unallocated    Unallocated       Gain       Earnings-
                                  Common        Paid-in      Shares Held    Shares Held    (Loss) on   Substantially
                                   Stock        Capital       by ESOP         by RRP      Securities    Restricted       Total
                                   -----        -------       -------         ------      ----------    ----------       -----
Balance at June 30, 1997 ...     $     17      $ 17,236       $   (453)     $   (631)     $   (180)     $ 16,900       $ 32,889

Release of earned Employee
Stock Ownership Plan (ESOP)
shares .....................                        305            121                                                      426

Accrued compensation expense
for Recognition and
Retention Plans (RRP) ......                                                     177                                        177

Tax benefit from stock
grants issued under RRP ....                        173                                                                     173

Exercise of Stock Options ..            1           630                                                                     631

Change in unrealized loss,
net of income taxes of $181.                                                                  350                           350

Cash dividends declared
($2.70 per share) ..........                                                                             (4,717)         (4,717)

Net income .................                                                                              2,805           2,805
                                 --------      --------       --------      --------      --------      --------       --------

Balance at March 31, 1998 ..     $     18      $ 18,344      $   (332)     $   (454)     $    170      $ 14,988        $ 32,734
                                 ========      ========      ========      ========      ========      ========        ========

See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

3.       LITIGATION

         On March 27, 1995, the United States District Court for the Western District of Pennsylvania entered an Opinion and Orders dismissing in its entirety a lawsuit brought by Plaintiff William S. Karn, who is a depositor of the Savings Bank and a shareholder of the Company, which alleged, among other things, antitrust and securities laws violations in connection with the Savings Bank's mutual - to - stock conversion. The court also dismissed this same Plaintiff's federal claims in a second and substantially similar lawsuit while remanding to the Court of Common Pleas of Allegheny County any cognizable state law claims. On February 6, 1998 the state law claims were dismissed.

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

                       WVS FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1998


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

         West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. Originally organized under Pennsylvania law in 1908 as West View Building Loan Association, West View changed its name to West View Savings and Loan Association in 1954. In June 1992, West View converted from a
Pennsylvania-chartered mutual savings and loan association to a Pennsylvania-chartered mutual savings bank. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 1998.

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


FINANCIAL CONDITION


         The Company's assets totaled $297.8 million at March 31, 1998 as compared to $294.7 million at June 30, 1997. The $3.1 million or 1.1% increase in total assets was primarily comprised of a $3.9 million or 2.4% increase in net loans receivable and a $1.4 million or 1.1% increase in investment and mortgage-backed securities, including Federal Home Loan Bank ("FHLB") stock, which was partially offset by a $1.9 million or 100% decrease in interest-earning demand deposits. The Company's total liabilities increased $3.3 million or 1.3% to $265.1 million as of March 31, 1998 from $261.8 million as of June 30, 1997. The $3.3 million increase in total liabilities was primarily comprised of a $9.3 million or 11.0% increase in Federal Home Loan Bank Advances and other borrowings which was partially offset by a $5.8 million or 3.4% decrease in total deposits. Total stockholders' equity decreased $200 thousand or 6.1% to $32.7 million as of March 31, 1998 from $32.9 million as of June 30, 1997, primarily due to $2.8 million of Company net income for the nine months ended March 31, 1998, which was offset by $4.7 million in cash dividends declared on the Company's common stock.


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

         The Company has continued its investment growth program, originally initiated in the third quarter of fiscal 1994, in order to realize additional net interest income. Under this strategy, a longer-term callable or noncallable investment security, or mortgage-backed security, is purchased and funded through the use of short-term non-deposit liabilities, such as FHLB advances and short-term borrowings. With this strategy, the Company increases its net interest income, but also faces the risk, during periods of rising market interest rates, that it may experience a decline in net interest income if the rate paid on its various borrowings rises above the rate earned on the investment security purchased. In order to mitigate this exposure, the Board has placed certain restrictions on the investment growth program, including: (i) the average outstanding daily balance of total borrowings, computed quarterly, may not exceed $125.0 million; (ii) suitable investments shall be restricted to those meeting the credit quality criteria outlined in the Company's investment policy; (iii) each security purchased (excluding commercial paper) shall initially yield a minimum of seventy-five basis points above the incremental rate paid on short-term borrowings, at the time of purchase; and (iv) the Company's total borrowed funds position may not exceed $150 million. In most cases, the initial yield spread earned on investment security purchases exceeded approximately one hundred to one hundred and forty basis points.

         The Company has continued to purchase bonds with optional principal redemption features ("callable bonds") in order to capture additional net interest income. Callable bonds generally provide investors with higher rates of return than noncallable bonds because the issuer has the option to redeem the bonds before maturity. While this strategy affords WVS the current opportunity to improve its net interest income, during a period of declining interest rates, such as was experienced during the quarter ended March 31, 1998, the Company would be exposed to the risk that the investment will be redeemed prior to its final stated maturity. In order to mitigate this risk, the Company has funded a significant portion of its purchases of callable bonds with short-term borrowings. Approximately $15.5 million of callable agency bonds with an estimated weighted average rate of 7.5% were called during the quarter ended March 31, 1998. During the quarter ended March 31, 1998, the Company purchased approximately $22.0 million of callable bonds with an approximate weighted average yield to call and maturity of 6.4% and 7.3%, respectively. The callable agency bond purchases, totaling $22.0 million, are summarized by initial term to call as follows: $7.0 million within three months, $5.0 million with greater than three months and within six months, $9.0 million with greater than six months and within twelve months, and $1.0 million with greater than twelve months and within twenty-four months.

         During the quarter ended March 31, 1998, the Company increased its mortgage-backed securities holdings by $11.7 million. At March 31, 1998 the Company held $47.2 million of mortgage-backed securities with an approximate yield of 7.0%. The mortgage-backed securities purchases were made in order to earn a higher yield with an expected average life profile comparable to longer-term callable agency bonds.

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

         During the nine months ended March 31, 1998, the Company borrowed approximately $53.4 million from the FHLB in the way of various borrowings with a weighted average rate of 5.40% and $38.6 million in other borrowings with a weighted average rate of 5.62%. During the nine months ended March 31, 1998, the Company repaid $44.3 million of FHLB advances and $38.3 million of other borrowings. Due to a decline in market interest rates during the nine months ended March 31, 1998, the Company increased its use of FHLB Convertible Select advances. FHLB Convertible Select advances offer fixed rate funding during a portion of the advance term. After this initial period, the FHLB may elect to convert the advance to variable interest rate, generally on a quarterly basis. If the FHLB elects to convert the advance, the Company may repay the advance without penalty. The Company believes that FHLB Convertible Select advances offer an attractive funding alternative to short-term fixed rate advances or broker repurchase agreements under present market conditions.

         As of March 31, 1998, the implementation of these asset and liability management initiatives resulted in the following: (i) an aggregate of $53.2 million or 32.8% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months; (ii) $18.2 million or 38.5% of the Company's portfolio of mortgage-backed securities (including CMOs) were secured by floating rate securities; (iii) $3.2 million or 4.1% of the Company's investment securities portfolio had scheduled maturities of one year or less; and (iv) $75.0 million or 95.3% of the Company's investment securities portfolio was comprised of callable bonds.

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

         The Company's one year cumulative interest rate sensitivity gap amounted to a negative 28.0% of total assets at March 31, 1998 as compared to a negative 13.3% at June 30, 1997, in each instance, based on certain assumptions by management with respect to the repricing of certain assets and liabilities. At March 31, 1998, the Company's interest-earning assets maturing or repricing within one year totaled $88.6 million while the Company's interest-bearing liabilities maturing or repricing within one year totaled $171.8 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $83.2 million. At March 31, 1998, the percentage of the Company's assets to liabilities maturing or repricing within one year was 51.5%.


RESULTS OF OPERATIONS


         General. WVS reported net income of $874 thousand and $2.8 million for the three and nine months ended March 31, 1998. Net income decreased by $40 thousand or 4.4% for the three months ended March 31, 1998 when compared to the same period in 1997. The decrease was primarily the result of a $146 thousand increase in employee salaries and benefits expense which was partially offset by a $64 thousand increase in net interest income, a $20 thousand increase in non-interest income and a $26 thousand decrease in income tax expense. Net income increased by $729 thousand or 35.1% for the nine months ended March 31, 1998 when compared to the same period in 1997. The $729 thousand or 35.1% increase in net income was principally the result of a $690 thousand decrease in non-interest expense, a $180 thousand decrease in the provision for loan losses and a $136 thousand increase in net interest income, which was partially offset by a $286 thousand increase in income tax expense. The decrease in non-interest expense for the nine months ended March 31, 1998 was primarily attributable to one-time items in 1997, including a $1.1 million one-time charge to recapitalize the Savings Association Insurance Fund ("SAIF"), which was partially offset by a $487 thousand increase in employee compensation expense. The $136 thousand increase in net interest income for the nine months ended March 31, 1998 was chiefly attributable to increases in interest earned on investment and mortgage-backed securities and net loans receivable of $356 thousand and $627 thousand, respectively, and a $55 thousand decrease in interest expense on deposits, which was partially offset by an $885 thousand increase in interest expense on Federal Home Loan Bank Advances and other borrowings.

         Net Interest Income. The Company's net interest income increased by $64 thousand or 2.5% for the three months ended March 31, 1998 when compared to the same period in 1997. The increase resulted from a $294 thousand or 5.6% increase in interest income which was partially offset by a $230 thousand or 8.6% increase in interest expense. For the nine months ended March 31, 1998, net interest income increased by $136 thousand or 1.8%, when compared to the same period in 1997. The increase resulted from a $965 million or 6.2% increase in interest income which was partially offset by an $829 thousand or 10.4% increase in interest expense.

         Interest Income. Interest on net loans receivable increased by $224 thousand or 7.3% for the three months ended March 31, 1998 when compared to the same period in 1997. The increase was attributable to an increase of $11.7 million in the average balance of net loans receivable outstanding, which was partially offset by a decrease in the weighted average yield earned on net loans receivable of 3 basis points for the three months ended March 31, 1998 when compared to the same period in 1997. Interest on net loans receivable increased by $627 thousand or 6.8% for the nine months ended March 31, 1998 when compared to the same period in 1997. The increase was attributable to a $11.2 million increase in the average balance of outstanding loans which was partially offset by a 4 basis point decrease in the weighted average yield earned on outstanding loans for the nine months ended March 31, 1998. The increases in the average loan balance outstanding for the three and nine months ended March 31, 1998 were primarily attributable to higher levels of real estate and consumer loan originations.

         Interest on mortgage-backed securities decreased by $20 thousand or 3.0% for the three months ended March 31, 1998 when compared to the same period in 1997. The decrease was attributable to a $441 thousand decrease in the average balance of mortgage-backed securities outstanding and a 12 basis point decrease in the weighted average yield earned on mortgage-backed securities for the three months ended March 31, 1998 when compared to the same period in 1997. Interest on mortgage-backed securities decreased $146 thousand or 7.1% for the nine months ended March 31, 1998. The decrease was primarily attributable to a $2.7 million decrease in the average balance of mortgage-backed securities outstanding and a 3 basis point decrease in the weighted average yield earned on mortgage-backed securities for the nine months ended March 31, 1998 when compared to the same period in 1997. The decrease in the average balance of mortgage-backed securities outstanding was due to principal repayment during the period. The decrease in the weighted average yield earned, during both periods, was principally attributable to higher levels of premium amortization due to faster rates of principal repayment, when compared to the same period in 1997.

         Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB Stock ("other investment securities") increased by $90 thousand or 6.1% for the three months ended March 31, 1998 when compared to the same period in 1997. The increase was attributable to a $4.7 million increase in the average balance of other investment securities outstanding, which was partially offset by a 21 basis point decrease in the weighted average yield earned on other investment securities for the three months ended March 31, 1998 when compared to the same period in 1997. Interest on other investment securities increased $484 thousand or 11.3% for the nine months ended March 31, 1998 when compared to the same period in 1997. The increase in interest income on other investment securities was attributable to a $7.0 million increase in the average balance of other investment securities outstanding and a 68 basis point increase in the weighted average yield earned on other investment securities for the nine months ended March 31, 1998 when compared to the same period in 1997. The increases in the average balance of other investment securities during both three and nine month periods ended March 31, 1998 was principally attributable to purchases of commercial paper, which were made in order to capitalize on seasonally high calendar year end commercial paper rates and for liquidity management.

         Interest Expense. Interest expense on deposits and escrows decreased by $51 thousand or 2.9% and decreased by $56 thousand or 1.1% for the three and nine months ended March 31, 1998, respectively, when compared to the same periods in 1997. The decrease in interest expense on deposits and escrows was principally attributable to a $3.7 million decrease in the average balance of interest-bearing deposits and escrows for the three months ended March 31, 1998 when compared to the same period in 1997. For the nine months ended March 31, 1998, the decrease in interest expense on deposits and escrows was primarily attributable to a $2.5 million decrease in the average balance of interest-bearing deposits and escrows which was partially offset by a 10 basis point increase in the average yield paid on deposits and escrows, when compared to the same period in 1997.

         Interest expense on other borrowings increased by $281 thousand and increased by $885 thousand for the three and nine months ended March 31, 1998, respectively, when compared to the same periods in 1997. The increase associated with both periods is primarily attributable to funding the Company's investment growth program.

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

         For the three months ended March 31, 1998 and 1997, the Company made no provision for loan losses. The Company's provision for loan losses decreased by $180 thousand for the nine months ended March 31, 1998, when compared to the same period in 1997. The decrease in provision for loan losses for the nine months ended March 31, 1998 was primarily due to a recovery of previously established loan loss reserves attributable to the payoff of a commercial loan participation. At March 31, 1998, the Company's total allowance for loan losses amounted to $1.9 million or 1.2% of the Company's total loan portfolio as compared to $2.0 million, or 1.3% at June 30, 1997.

         Non-Interest Income. Total non-interest income increased by $20 thousand and $9 thousand for the three and nine months ended March 31, 1998, respectively, when compared to the same periods in 1997. The increase in non-interest income for the three and nine months ended March 31, 1998 was primarily attributable to increased service charges on automated teller machines and transaction accounts. The increase in non-interest income for the nine months ended March 31, 1998 was partially offset by the absence of a $26 thousand gain from the sale of securities in 1997.

         Non-Interest Expense. Total non-interest expense increased $150 thousand or 13.3% and decreased $690 thousand or 15.7% for the three and nine months ended March 31, 1998, respectively, when compared to the same periods in 1997.

         Federal deposit insurance premiums decreased $2 thousand or 7.1% and $1.2 million or 95.6% for the three and nine months ended March 31, 1998, respectively, when compared to the same periods in 1997. The decrease for the quarter ended March 31, 1998 was primarily attributable to normal and recurring levels of SAIF premiums based upon deposit size. The decrease for the nine months ended March 31, 1998 was principally attributable to the absence of a $1.1 million one-time charge to recapitalize the SAIF as required by federal law.

         Compensation and employee benefits expense increased $146 thousand or 19.5% and increased $487 thousand or 23.4% for the three and nine months ended March 31, 1998, respectively, when compared to the same periods in 1997. The increase for the quarter ended March 31, 1998 was primarily attributable to an $88 thousand increase in ESOP expense and a $50 thousand increase in employee compensation expense. The increase for the nine months ended March 31, 1998 was principally attributable to a $280 thousand increase in ESOP expense and a $131 thousand increase in employee compensation expense. In accordance with generally accepted accounting principles, ESOP costs totaling $104 thousand and $305 thousand were added back to the additional paid in capital component of stockholders' equity during the quarter and nine months ended March 31, 1998, respectively.

         Income Tax Expense. Income tax expense decreased by $26 thousand or 4.6% and increased by $286 thousand or 21.1% for the three and nine months ended March 31, 1998, respectively, when compared to the same periods in 1997. The change in income tax expense, for both periods, was attributable to varying levels of taxable income during the three and nine months ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES


         Net cash provided by operating activities totaled $4.2 million during the nine months ended March 31, 1998. Net cash provided by operating activities was primarily comprised of $2.8 million of net income, a $776 thousand increase in ESOP, RRP and deferred and unearned compensation amortization and a $411 thousand decrease in accrued and deferred income taxes.

         Funds used for investing activities totaled $4.6 million during the nine months ended March 31, 1998. The primary uses of funds during the nine months ended March 31, 1998 consisted of $101.8 million used for the purchase of investment and mortgage-backed securities and a $3.9 million net increase in loans receivable, which were partially offset by the receipt of $99.4 million of proceeds from the repayment of principal on investments and mortgage-backed securities.

         Funds used for financing activities totaled $1.7 million for the nine months ended March 31, 1998. Primary financial uses include a $5.8 million decrease in deposits, a $1.0 million decrease in advance payments by borrowers for taxes and insurance, and $4.8 million of cash dividends disbursed, which was partially offset by a $9.3 million increase in FHLB advances and other borrowings. Financial institutions generally, including the Company, have experienced a certain degree of depositor disintermediation to other investment alternatives. Management believes that the degree of disintermediation experienced by the Company has not had a material impact on overall liquidity. As of March 31, 1998, $70.3 million or 42.6% of the Company's total deposits consisted of core deposits. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

         The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB borrowings. At March 31, 1998, the total approved loan commitments outstanding amounted to $1.7 million. At the same date commitments under unused lines of credit amounted to $7.2 million and the unadvanced portion of construction loans approximated $13.1 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1998 totaled $59.9 million. Management believes that a significant portion of maturing deposits will remain with the Company.

         Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances and other borrowings, to provide the cash utilized in investing activities. The Company has established a $15.0 million line of credit with the FHLB, which is scheduled to mature on March 25, 1999 and is subject to various conditions, including the pledging and delivery of acceptable collateral. The primary purpose of the line of credit is to serve as a back-up liquidity facility for the Company, however, the Company does from time to time utilize the line of credit to purchase investment securities and fund other commitments. In addition, the Company has access to the Federal Reserve Bank discount window. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

         On April 28, 1998 the Company's Board of Directors declared a cash dividend of $0.30 per share, payable May 22, 1998 to shareholders of record at the close of business on May 11, 1998. Dividends will be subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

         As of March 31, 1998, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $32.6 million or 22.2% and $34.4 million or 23.5%, respectively, of total risk-weighted assets, and Tier I leverage capital of $32.6 million or 11.1% of average quarterly assets.

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

         The Company's nonperforming assets at March 31, 1998 totaled approximately $600 thousand or 0.2% of total assets as compared to $274 thousand or 0.1% of total assets as of June 30, 1997. Nonperforming assets at March 31, 1998 consisted of $480 thousand in commercial real estate loans, $52 thousand in single-family loans, and $68 thousand in consumer loans. Approximately $9 thousand of additional interest income would have been recorded during the nine months ended March 31, 1998, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the nine months ended March 31, 1998.

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

         Evaluating a financial institution's exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization's quantitative level of exposure. When assessing the IRR management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

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

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of March 31, 1998 based on the information and assumptions set forth in the notes. The Company believes that the assumptions utilized, which are based on statistical data provided by a federal regulatory agency in the Company's market area, are reasonable. The Company had no derivative financial instruments, or trading portfolio, as of March 31, 1998. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding as set forth in the notes. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments, as set forth in the notes. From a risk management perspective, however, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant metric in analyzing the value of such instruments. Similarly, substantially all of the Company's investment securities portfolio is comprised of callable government agency securities. Company borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

                                                     EXPECTED MATURITY DATE-QUARTER ENDED MARCH 31,
                                        ---------------------------------------------------------------------
                                                                                                       There-                 Fair
                                          1999        2000        2001        2002         2003        after       Total      Value
                                        --------    --------    --------    --------     --------    --------    --------   --------
ON-BALANCE SHEET
 FINANCIAL INSTRUMENTS
Interest-earning assets:
  Loans receivable (1)(2)(3)(4)
  Fixed rate .........................  $ 27,325    $ 16,818    $ 12,636    $ 10,802     $  8,162    $ 42,508    $118,251   $121,612
    Average interest rate ............      8.36%       8.02%       7.91%       7.86%        7.78%       7.53%

  Adjustable rate ....................     9,061       7,678       6,496       5,483        4,619      12,519      45,856     48,989
    Average interest rate(5) .........      8.15%       8.15%       8.16%       8.17%        8.18%       7.88%
  Mortgage-backed securities
  Fixed rate .........................       106         310        --           130        1,628      26,799      28,973     29,150
    Average interest rate ............      6.42%       6.37%       0.00%       8.04%        5.96%       7.17%

  Adjustable rate ....................      --          --          --          --           --        18,115      18,115     18,591
    Average interest rate(6) .........      0.00%       0.00%       0.00%       0.00%        0.00%       6.91%

  Investments(7) .....................     3,154        --          --          --           --        79,910      83,064     83,434
    Average interest rate ............      6.78%       0.00%       0.00%       0.00%        0.00%       7.42%

  Interest-bearing deposits ..........      --          --          --          --           --          --          --         --
    Average interest rate ............      0.00%       0.00%       0.00%       0.00%        0.00%       0.00%
                                        --------    --------    --------    --------     --------    --------    --------   --------
        Total ........................  $ 39,646    $ 24,806    $ 19,132    $ 16,415     $ 14,409    $179,851    $294,259   $301,776


Interest-bearing liabilities:
  Interest-bearing deposits
   and escrows(8)(9)(10) .............  $ 87,771    $ 21,980    $ 21,980    $  7,090     $  7,090    $ 21,670    $167,581   $167,795
    Average interest rate ............      4.53%       4.25%       4.25%       3.49%        3.49%       2.33%

  Borrowings .........................     9,577       8,000        --        35,000       16,500      24,888      93,965     93,415
    Average interest rate ............      5.76%       5.89%       0.00%       5.69%        5.89%       5.08%
                                        --------    --------    --------    --------     --------    --------    --------   --------
        Total ........................  $ 97,348    $ 29,980    $ 21,980    $ 42,090     $ 23,590    $ 46,588    $261,546   $261,210

(1) Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.
(2) For single-family residential loans, assumes annual amortization and prepayment rate at 15% for adjustable rate loans, and 10% to 37% for fixed rate loans. For multi-family residential loans and other loans, assumes amortization and prepayment rate of 12%.
(3) For second mortgage loans, assumes annual amortization and prepayment rate of 18%.
(4)  Consumer loans assumes amortization and prepayment rate of 13%.
(5) Substantially all of the Company's adjustable rate loans reprice on an annual basis based upon changes in the one-year constant maturity treasury index with various market based annual and lifetime interest rate caps and floors.
(6) Substantially all of the Company's adjustable rate mortgage-backed securities reprice on a monthly basis based upon changes in the one month LIBOR index with various lifetime caps and floors.
(7) Totals include the Company's investment in Federal Home Loan Bank stock. Amounts adjusted to reflect called investment securities totaling approximately $1,145.
(8) For regular savings accounts, assumes an annual decay rate of 17% for three years or less, 16% for more than three through five years and 14% for more than five years.
(9) For NOW accounts, assumes an annual decay rate of 37% for one year or less, 32% for more than one through three years and 17% for more than three years.
(10) For money market deposit accounts, assumes an annual decay rate of 79% for one year or less and 31% for more than one year.


         The Company's loans receivable increased from $160.7 million at June 30, 1997 to $164.1 million at March 31, 1998. The $3.4 million increase was primarily funded through cash provided by operations during the nine months ended March 31, 1998. The Savings Bank's interest-bearing deposits and escrows decreased from $174.4 million at June 30, 1997 to $167.6 million at March 31, 1998. The $6.8 million or 3.9% decrease was primarily attributable to a $5.0 million decrease in time deposits, a $1.0 million decrease in escrows, and a $700 thousand decrease in non-interest bearing deposit accounts.

         The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 1998.



                            Anticipated Transactions
                            ------------------------



Undisbursed construction and
    land development loans
      Fixed rate                                         $5,567
                                                           8.83%

      Adjustable rate                                     7,534
                                                           9.44%
Undisbursed lines of credit
      Adjustable rate                                     7,249
                                                           8.42%
Loan origination commitments
      Fixed rate                                          1,338
                                                           7.97%

      Adjustable rate                                       343
                                                           7.44%
Letters of credit
      Adjustable rate                                        82
                                                          11.50%
                                                        -------
                                                        $22,113


         The Company believes that there were no material changes to the Company's anticipated transactions during the quarter ended March 31, 1998.

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

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable.

ITEM 5.           Other Information

                  On April 28, 1998, the Company's Board of Directors declared a 2 for 1 stock split payable May 22, 1998 to shareholders of record at the close of business on May 11, 1998.

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



                                            WVS FINANCIAL CORP.



May 8, 1998                                 BY: /s/Robert C. Sinewe
-----------                                     -------------------
Date                                            Robert C. Sinewe
                                                President and Chief Executive
                                                Officer



May 8, 1998                                 BY: /s/David J. Bursic
-----------                                     ------------------
Date                                            David J. Bursic
                                                Senior Vice President, Treasurer
                                                and Chief Financial Officer