Form 10-K
period 1998-06-30
WVS FINANCIAL CORP
filed 1998-09-24
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the fiscal year ended: June 30, 1998

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934  (NO  FEE REQUIRED)

        For  the  transition  period  from  __________ to __________

                          Commission File No.: 0-22444

                               WVS Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                       25-1710500
 ---------------------------------                      ----------------------
   (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                      Identification Number)

        9001 Perry Highway
     Pittsburgh, Pennsylvania                                   15237
     ------------------------                                 ---------
       (Address of Principal                                  (Zip Code)
        Executive Offices)

       Registrant's telephone number, including area code: (412) 364-1911

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock (par value $.01 per share)
                     ---------------------------------------
                                (Title of Class)

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

As of September 11, 1998, the aggregate value of the 2,995,717 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 667,403 shares held by all directors and officers of the Registrant as a group, was approximately $46.1 million. This figure is based on the last known trade price of $15.375 per share of the Registrant's Common Stock on September 11, 1998.

Number of shares of Common Stock outstanding as of September 11, 1998: 3,663,120

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1998 are incorporated into Parts I, II and IV.

(2) Portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1.       Business.


     WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

     West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. Originally organized under Pennsylvania law in 1908 as West View Building Loan Association, West View changed its name to West View Savings and Loan Association in 1954. In June 1992, West View converted from a
Pennsylvania-chartered mutual savings and loan association to a Pennsylvania-chartered mutual savings bank. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 1998.


Lending Activities

     General. At June 30, 1998, the Company's net portfolio of loans receivable totaled $157.7 million, as compared to $158.1 million at June 30, 1997. Net loans receivable comprised 53.1% of Company total assets and 94.1% of total deposits at June 30, 1998, as compared to 53.6% and 92.5%, respectively, at June 30, 1997. The principal categories of loans in the Company's portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, land acquisition and development loans and consumer loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA").

     Historically, the Company's lending activities have been concentrated in single-family residential loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania. During fiscal 1998, the Company's single-family real estate loans decreased by $11.8 million or 10.1% primarily due to weaker consumer demand for home purchases and the Company's decision not to directly match aggressive local market pricing with respect to mortgage refinancings. Commercial real estate loans increased $6.4 million or 43.3% during fiscal 1998 principally due to the Company's continued focus on this market segment. The Company's land acquisition and development lending and construction lending increased $0.6 million or 2.6% during fiscal 1998. The increase was principally due to a land acquisition and development and construction participation loan granted to a personal care home during 1998 which was partially offset by principal paydowns and maturities in the existing portfolio. Land acquisition and development lending, and speculative construction lending to builders, are generally considered to involve a higher level of risk as compared to single-family residential lending. The Company believes that its underwriting standards are prudent and consistent with safe and sound banking practices.

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

     Federal Regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 1998, the Savings Bank's limit on loans-to-one borrower was approximately $4.2 million. The Company's general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 1998, the Company's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $2.2 million to $3.4 million, and are secured primarily by real estate located in the Company's primary market area.

     Loan Portfolio Composition. The following table sets forth the composition of the Company's net loans receivable portfolio by type of loan at the dates indicated.

                                                                         At June 30,
                         --------------------------------------------------------------------------------------------------------
                                 1998                  1997                 1996                   1995                  1994
                         --------------------------------------------------------------------------------------------------------
                          Amount      %         Amount      %         Amount     %          Amount     %          Amount      %
                         --------   ------     --------   ------     --------  ------       -------  ------       -------  ------
                                                                  (Dollars in Thousands)
Real estate loans:
     Single-family       $104,849    61.06%    $116,663    67.25%    $109,776   65.16%      $92,710   63.17%      $85,661   60.06%
     Multi-family           4,012     2.34        3,499     2.02        3,235    1.92         2,303    1.57         2,931    2.05
     Commercial            21,021    12.24       14,669     8.46       13,088    7.77        12,138    8.27         9,087    6.37
     Construction          17,779    10.35       16,969     9.78       19,269   11.44        21,106   14.38        27,341   19.17
     Land acquisition
        & development       7,233     4.21        7,412     4.27        9,004    5.35         4,671    3.18         4,601    3.23
                         --------   ------     --------   ------     --------  ------       -------  ------       -------  ------
     Total real estate
         loans            154,894    90.20      159,212    91.78      154,372   91.64       132,928   90.57       129,621   90.88
                         --------   ------     --------   ------     --------  ------       -------  ------       -------  ------
Consumer loans:
     Home equity           13,613     7.93       12,258     7.06       11,963    7.10        12,477    8.50        11,601    8.13
     Education                591     0.34          516     0.30          590    0.35           394    0.27           353    0.25
     Other                  2,336     1.36        1,403     0.81        1,484    0.88           905    0.61           863    0.61
                         --------   ------     --------   ------     --------  ------       -------  ------       -------  ------
     Total consumer
        loans              16,540     9.63       14,177     8.17       14,037    8.33        13,776    9.38        12,817    8.99
                         --------   ------     --------   ------     --------  ------       -------  ------       -------  ------
Commercial loans              290     0.17           91     0.05           40    0.02           ---     ---           ---     ---
                         --------   ------     --------   ------     --------  ------       -------  ------       -------  ------
Commercial lease
   financings                 ---     0.00            2     0.00           14    0.01            68    0.05           184    0.13
                         --------   ------     --------   ------     --------  ------       -------  ------       -------  ------
                          171,724   100.00%     173,482   100.00%     168,463  100.00%      146,772  100.00%      142,622  100.00%
                         --------   ======     --------   ======     --------  ======       -------  ======       -------  ======
Less:
     Undisbursed loan
        proceeds          (11,312)              (12,505)              (16,651)              (10,794)              (16,508)
     Net deferred loan
        origination fees     (815)                 (834)                 (837)                 (799)                 (881)
     Allowance for
        loan losses        (1,860)               (2,009)               (1,964)               (1,836)               (1,633)
                         --------              --------              --------              --------              --------
Net loans receivable     $157,737              $158,134              $149,011              $133,343              $123,600
                         ========              ========              ========              ========              ========

         Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company's loans and mortgage-backed securities at June 30, 1998. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.

                                                      Real Estate Loans
                           ------------------------------------------------------------------
                                                                                     Land        Consumer
                                                                                  acquisition   loans and     Mortgage-
                                                                                      and        commercial     backed
                           Single-family  Multi-family  Commercial  Construction  development      loans      securities     Total
                           -------------  ------------  ----------  ------------  -----------   -----------   ----------     -----
                                                                       (Dollars in Thousands)
Amounts due in:
    One year or less           $  1,347     $    575     $  1,355     $  9,731      $  2,012      $  1,495      $     54    $ 16,569
    After one year through
       five years                 4,027           40          728        3,409         5,190        10,933         2,687      27,014
    After five years             99,475        3,397       18,938        4,394            31         4,402        43,573     174,210
                               --------     --------     --------     --------      --------      --------      --------    --------
                Total(1)       $104,849     $  4,012     $ 21,021     $ 17,534      $  7,233      $ 16,830      $ 46,314    $217,793
                               ========     ========     ========     ========      ========      ========      ========    ========

Interest rate terms on amounts due after one year:

Fixed                          $ 84,631     $  1,258     $  9,737     $  1,509     $    924     $  9,523     $ 28,439     $136,021
Adjustable                       18,871        2,179        9,929        6,294        4,297        5,812       17,821       65,203
                               --------     --------     --------     --------     --------     --------     --------     --------
     Total                     $103,502     $  3,437     $ 19,666     $  7,803     $  5,221     $ 15,335     $ 46,260     $201,224
                               ========     ========     ========     ========     ========     ========     ========     ========

------------
(1) Does not include adjustments relating to loans in process, the allowance for loan losses, accrued interest, deferred fee income and unearned discounts.


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

         At June 30, 1998, the Company had approximately $5.5 million of renewed commercial real estate and construction loans, all of which were performing. The $5.5 million in aggregate disbursed principal that has been renewed is comprised of: construction lines of credit totaling $2.7 million; land acquisition and development loans totaling $1.2 million; single-family speculative construction loans totaling $792 thousand; a participation in a land development project for upscale residential housing totaling $446 thousand; and developed residential lots totaling $343 thousand. Management believes that the previously discussed whole loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All of the loans that have been rolled over, as discussed above, are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans. The Company had one loan scheduled to mature during fiscal 1998 which was non-performing. See "-Multi-Family Residential, Commercial Real Estate and Construction Loans" and "-Non-Performing Assets".

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

         Historically, the Company has originated substantially all of the loans retained in its portfolio. Substantially all of the residential real estate loans originated by the Company have been under terms, conditions and documentation which permit their sale to the Federal National Mortgage Association ("FNMA") and other investors in the secondary market. Although the Company has not been a frequent seller of loans in the secondary market, the Company is on the FNMA approved list of sellers/servicers. The Company has held most of the loans it originates in its own portfolio until maturity, due, in part, to competitive pricing conditions in the marketplace for origination by nationwide lenders and portfolio lenders. During fiscal 1998, the Company sold three pools of mortgages with an approximate combined principal balance of $2.9 million.

         The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company's market area is insufficient or to increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 1998, $4.4 million or 2.6% of the Company's total loans receivable consisted of whole loans and participation interests in loans purchased from other financial institutions, of which $3.8 million or 85.9% consisted of loans secured by commercial real estate and $626 thousand or 14.1% consisted of a land development loan. During fiscal 1998, purchases of whole loans and participations decreased by $30 thousand, to a total of $1.1 million, as compared to fiscal 1997.

         The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 1998, approximately $2.5 million or 1.5% of the Company's total loans receivable were being serviced for the Company by others.

         The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

                                                      At or For the Year Ended June 30,
                                                  ---------------------------------------
                                                     1998           1997           1996
                                                  ---------      ---------      ---------
                                                           (Dollars in Thousands)
Net loans receivable beginning balance ......     $ 158,134      $ 149,011      $ 133,343
Real estate loan originations:
   Single-family(1) .........................         4,979         15,643         25,181
   Multi-family(2) ..........................         1,729            575          1,984
   Commercial ...............................         6,484          2,000          1,731
   Construction .............................        10,796          9,044         10,792
   Land acquisition and development .........         2,936          1,384          4,219
                                                  ---------      ---------      ---------
      Total real estate loan originations ...        26,924         28,646         43,907
                                                  ---------      ---------      ---------

Home equity .................................         4,572          3,160          2,589
Education ...................................           379            323           --
Commercial ..................................           216            533             40
Other .......................................           788            207            287
                                                  ---------      ---------      ---------
           Total loan originations ..........        32,879         32,869         46,823
                                                  ---------      ---------      ---------

Disbursements against available credit lines:
   Home equity ..............................         5,785          4,608          4,693
   Other ....................................            82             28             28
Purchase of whole loans and participations ..         1,115          1,145          2,653
                                                  ---------      ---------      ---------
      Total originations and purchases ......        39,861         38,650         54,197
                                                  ---------      ---------      ---------

Less:
   Loan principal repayments ................        37,622         33,569         32,460
   Sales of whole loans and participations ..         3,964           --             --
   Transferred to real estate owned .........          --               73             51
   Change in loans in process ...............        (1,193)        (4,147)         5,857
   Other, net(3) ............................          (135)            32            161
                                                  ---------      ---------      ---------
      Net (decrease) increase ...............     $    (397)     $   9,123      $  15,668
                                                  =========      =========      =========

Net loans receivable ending balance .........     $ 157,737      $ 158,134      $ 149,011
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

         The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and non-residential) (80%); improved property (85%); and one-to-four family residential (owner-occupied) (no maximum ratio; however any LTV ratio in excess of 75% should require appropriate insurance or readily marketable collateral). Consistent with its conservative lending philosophy, the Company's LTV limits are generally more restrictive than those in the Guidelines: raw land (60%); land development (70%); construction (commercial - 75%; multi-family - 75%; speculative residential - 80%); and residential properties (95% in the case of one-to-four family owner-occupied residences and 75% on larger family non-owner-occupied residences).

         Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 1998, $104.8 million or 61.1% of the Company's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. Single-family loan originations totaled $5.0 million and decreased $10.7 million or 68.2% during the fiscal year ended June 30, 1998, when compared to the same period in 1997. The decrease in single-family originations is due primarily to weaker consumer demand for home purchases and the Company's decision not to directly match aggressive local market pricing with respect to mortgage refinancings.

         The Company historically has emphasized the origination of fixed-rate loans with terms of up to 30 years. Although such loans are originated with the expectation that they will be maintained in portfolio, these loans are originated generally under terms, conditions and documentation which permit their sale in the secondary market. The Company also makes available single-family residential adjustable-rate mortgages ("ARMs") which provide for periodic adjustments to the interest rate, but such loans have never been as widely accepted in the Company's market area as the fixed-rate mortgage loan products. The ARMs currently offered by the Company have up to 30-year terms and an interest rate which adjusts in accordance with one of several indices. Consumer response to adjustable rate loans has been limited due to the continued decline in long-term interest rates experienced during fiscal 1998.

         At June 30, 1998, approximately $85.6 million or 81.7% of the single-family residential loans in the Company's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

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

         Property appraisals on the real estate and improvements securing the Company's single-family residential loans are made by independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with federal regulations and policies. The Company obtains title insurance policies on most first mortgage real estate loans originated by it. If title insurance is not obtained or is unavailable, the Company obtains an abstract of title and a title opinion. Borrowers also must obtain hazard insurance prior to closing and, when required by the United States Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes and mortgage insurance premiums as they become due.

         Multi-Family Residential, Commercial Real Estate and Construction Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 1998, $4.0 million or 2.3% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties and $21.0 million or 12.3% of such loan portfolio consisted of loans secured by existing commercial real estate properties.

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

         Although terms vary, multi-family residential and commercial real estate loans generally are amortized over a period of up to 15 years (although some loans amortize over a twenty year period) and mature in 5 to 15 years. The Company will originate these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index, which generally is negotiated at the time of origination. Loan-to-value ratios on the Company's commercial real estate loans are currently limited to 75% or lower. As part of the criteria for underwriting multi-family residential and commercial real estate loans, the Company generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of the debt service to debt service) of at least 100%. It is also the Savings Bank's general policy to obtain personal guarantees on its multi-family residential and commercial real estate loans from the principals of the borrower and, when this cannot be obtained, to impose more stringent loan-to-value, debt service and other underwriting requirements.

         At June 30, 1998, the Company's multi-family residential and commercial real estate loan portfolio consisted of approximately 176 loans with an average principal balance of $170 thousand. At June 30, 1998, the Company had two commercial real estate loans that were not accruing interest.

         In recent years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company's primary market area. At June 30, 1998, construction loans amounted to approximately $17.8 million or 10.4% of the Company's total loan portfolio. As of such date, the Company's portfolio of construction loans consisted of $14.8 million of loans for the construction of single-family residential real estate and $3.0 million of loans for the construction of commercial real estate. Construction loan originations totaled $10.8 million and increased by $1.8 million or 19.4% during the fiscal year ended June 30, 1998, when compared to the same period in 1997.

         Construction loans are made for the purpose of constructing a personal residence. In such circumstances, the Company will underwrite such loans on a construction/permanent mortgage loan basis. At June 30, 1998, approximately 68.1% of total outstanding construction loans were made to local real estate builders and developers with whom the Company has worked for a number of years for the purpose of constructing primarily single-family residential developments, with the remaining 31.9% of total construction loans made to individuals for the purpose of constructing a personal residence. Upon application, credit review and analysis of personal and corporate financial statements, the Company will grant local builders with whom it has done business lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative (or unsold) residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling $1.5 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company's authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 1998, the Company also had $7.2 million or 4.2% of the total loan portfolio invested in land development loans, which consisted of 19 loans to 12 developers.

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

         Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 1998, $16.5 million or 9.6% of the Company's total loan portfolio consisted of consumer loans. The consumer loans offered by the Company include home equity loans, home equity lines of credit, education loans, automobile loans, deposit account secured loans and personal loans. Most of the Company's consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

         The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 1998, approximately 52.8% of the Company's home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

         Commercial Loans. At June 30, 1998, $290 thousand or less than 1% of the Company's total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, business inventory and equipment, and similar collateral. The Company intends to selectively develop this line of business in order to increase interest income and to possibly attract compensating deposit account balances. Due to the higher risks associated with commercial loans not secured by real estate, future commercial loan originations will be modest.

         Loan Fee Income. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

         The Company charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with FASB 91, the Company has recognized $205 thousand, $229 thousand and $216 thousand of deferred loan fees during fiscal 1998, 1997 and 1996, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. The decrease in loan origination fee income for fiscal 1998 was principally attributable to a lower volume of loans originated with loan origination fees. The increase in loan origination fee income for fiscal 1997 was primarily attributable to a higher volume of loans originated with loan origination fees.

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

         The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.

                                                                At June 30,
                                          ---------------------------------------------------------
                                           1998        1997        1996        1995        1994
                                          ------      -------     ------      ------      ------
                                                                       (Dollars in Thousands)
Non-accruing loans:
Real estate:
   Single-family(1) .................     $   52      $ --        $  100      $  185      $  106
   Multi-family .....................       --          --          --           561         581
   Commercial(2) ....................        481         274         274         274         271
Consumer(3) .........................         70        --          --          --          --
Commercial loans & leases ...........       --          --             3           9        --
                                          ------      ------      ------      ------      ------
Total non-accrual loans .............        603         274         377       1,029         958
                                          ------      ------      ------      ------      ------
Accruing loans greater than
   90 days delinquent ...............       --          --          --          --             4
                                          ------      ------      ------      ------      ------
     Total non-performing loans .....     $  603      $  274      $  377      $1,029      $  962
                                          ------      ------      ------      ------      ------
Real estate owned ...................       --          --          --          --            25
                                          ------      ------      ------      ------      ------
     Total non-performing assets ....     $  603      $  274      $  377      $1,029      $  987
                                          ======      ======      ======      ======      ======
Troubled debt restructurings ........     $ --        $ --        $  603      $  930      $  944
                                          ======      ======      ======      ======      ======
Total non-performing loans and
   troubled debt restructurings as a
   percentage of net loans receivable       0.38%       0.17%       0.66%       1.47%       1.54%
                                          ======      ======      ======      ======      ======
Total non-performing assets
   to total assets ..................       0.20%       0.09%       0.15%       0.45%       0.45%
                                          ======      ======      ======      ======      ======
Total non-performing assets
   and troubled debt restructurings
   as a percentage of total assets ..       0.20%       0.09%       0.38%       0.86%       0.87%
                                          ======      ======      ======      ======      ======

----------------
(1) At June 30, 1998, non-accrual single-family residential real estate loans consisted of one loan.
(2) At June 30, 1998, non-accrual commercial real estate loans included two loans of approximately $207 thousand and $274 thousand.
(3)  At June 30, 1998, non-accrual consumer loans consisted of one loan.


         The $329 thousand increase in non-accrual loans during fiscal 1998 is comprised of a $207 thousand increase in non-accrual commercial real estate loans, a $70 thousand increase in non-accrual consumer loans and a $52 thousand increase in non-accrual single-family real estate loans.

         At June 30, 1998, the Company had one performing restructured multi-family loan with a total outstanding principal balance of $594 thousand. The loan is secured by an eight unit apartment building and one single-family residence located in Oakmont Borough. Though originally appraised for $840 thousand in 1991, a revised appraisal report dated September 1995 has indicated an appraised value of approximately $475 thousand. Though no charge-offs have been recorded to date, the loan has been internally classified as substandard due to collateral value. Partner ownership has shifted on this property and the Company has been receiving normal principal and interest payments for over two years. The Company expects the loan to remain current and to possibly be refinanced in the future. The Company believes that it has an adequate valuation allowance with respect to this loan.

         At June 30, 1998, the Company had one land development participation loan, with an outstanding principal balance of $368 thousand, that was granted a third extension. The loan, which was originated to finance the development of a 45 lot upscale residential subdivision, provides for interest only payments, floats monthly at a net participant rate of prime plus seven-eighths of one percent, and matures in March 2000. At June 30, 1998, 20 lots remained unsold. The third extension was granted due to the continued weak market demand for lots within the subdivision. In exchange for granting the extension, loan participants, including the Company, received a renewal fee of 0.75% of the loan's outstanding principal balance and a lot release price paid to the participants of 75% with a minimum amount of $175 thousand per lot. If the loan is paid off prior to maturity, a pro-rated refund of the renewal fee will be issued to the borrower. Management believes that the loan is presently well-secured based upon an approximate 19.5% loan-to-value first-lien position and the obligor's strong net-worth and paying capacity. The loan has been internally classified substandard due to the low level of lot sale activity.

         As of June 30, 1998, the Company had one non-accruing single-family residential real estate loan with an outstanding principal balance of $52 thousand that was over 90 days delinquent. The property was sold subsequent to the Company's June 30, 1998 year-end and payment in full is expected to be received.

         As of June 30, 1998, the Company had two non-accruing commercial real estate loans. The first loan had an outstanding principal balance of $274 thousand that was over 90 days delinquent. The Company stopped accruing interest on the loan as of September 1993. The loan is secured by a restaurant and real estate which is located in Wexford, PA. The property was appraised for $395 thousand in June 1988. Since such date, an addition to the restaurant has been constructed. The obligors on this loan are the two former principal owners of the restaurant. The restaurant and the two obligors on this loan have filed under Chapter 7 of the Federal Bankruptcy Code. A third party has acquired the restaurant business and property in a Bankruptcy Court supervised restructuring plan by, among other things, agreeing to make certain periodic payments into the bankruptcy estate. The Bankruptcy Court has not as of yet approved the bankruptcy plan. The Company, however, is presently receiving interest only payments at a modified rate of 8%, as opposed to the original contract rate of 9%. Under terms of the pending but as of yet unapproved bankruptcy restructuring plan, the Company has agreed, among other things, to a reduction in the contract rate of interest to 8% and certain repayment modifications. The second non-accruing commercial real estate loan had an outstanding principal balance of $207 thousand that was over 90 days delinquent. The Company stopped accruing interest on the loan during fiscal 1998 and is not receiving any payments. The loan is secured by a restaurant and real estate; foreclosure proceedings have been instituted. The Company believes it to be reasonable that both loans will eventually be paid in full.

         As of June 30, 1998, the Company had one non-accruing consumer loan with an outstanding principal balance of $70 thousand that was over 90 days delinquent. The Company is currently in proceedings with the debtor's estate, which consists of a house and a business property.

         In addition to the foregoing, at June 30, 1998, the Company had a 7.9% or $893 thousand participation interest in a first mortgage loan on a 12 1/2 acre property in Allegheny County, Pennsylvania which includes a 194 room Sheraton hotel and restaurant and an 8,100 square foot office building. The Company acquired its interest in 1984. The loan, which was originated to acquire the property and construct the hotel, matures in March 1999 and provides for principal and interest payments at 8.2% based on a 30-year amortization schedule. The borrower is current in its payments but the loan continues to be monitored due to the nature of the hotel industry in general and a decrease in the capital accounts of the general partners.

         During fiscal 1998, 1997 and 1996, approximately $20 thousand, $15 thousand and $9 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $44 thousand, $20 thousand and $75 thousand, respectively.

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

         Effective December 21, 1993, the FDIC, in conjunction with the Office of the Comptroller of the Currency, the Office of Thrift Supervision and the Federal Reserve Board, adopted an Interagency Policy Statement on the Allowance for Loan and Lease Losses ("Policy Statement"). The Policy Statement, which effectively supersedes previous FDIC proposed guidance, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful, described below, and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling".

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

         The Company's general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company's general valuation allowances are within the following ranges: (i) 0% to 5% of assets subject to special mention; (ii) 5% to 25% of assets classified substandard; and (iii) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company's past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 1998, is adequate.

         The allowance for loan losses at June 30, 1998, decreased to $1.86 million due to the recovery of previously established loan loss reserves attributable to the payoff of a commercial loan participation. Previously, the Company had consistently added to the allowance for possible loan losses. The allowance for loan losses increased from $1.96 million at June 30, 1996, to approximately $2.00 million at June 30, 1997. The increases in prior years reflected a number of factors, the most significant of which was the industry trend towards greater emphasis on the allowance method of providing for loan losses and the specific charge-off method.

         The following table summarizes changes in the Company's allowance for loan losses and other selected statistics for the periods indicated.

                                                                                    At June 30,
                                                      ----------------------------------------------------------------------
                                                         1998            1997           1996           1995           1994
                                                      ---------       ---------      ---------      ---------      ---------
                                                                              (Dollars in Thousands)
Average net loans ...............................     $ 163,046       $ 153,726      $ 141,643      $ 133,517      $ 118,302
                                                      =========       =========      =========      =========      =========
Allowance balance (at beginning of period) ......     $   2,009       $   1,964      $   1,836      $   1,634      $   1,447
Provision for loan losses .......................          (120)             60            150            211            211
Charge-offs:
  Real estate:
     Single-family ..............................             1              15             25           --                6
     Multi-family ...............................          --              --             --             --             --
     Commercial .................................          --              --             --             --             --
     Construction ...............................          --              --             --             --             --
  Land acquisition and development ..............          --              --             --             --             --
  Consumer:
       Home equity ..............................            15            --             --             --             --
       Education ................................          --              --             --             --             --
       Other ....................................            23            --             --             --                4
  Commercial loans and leases ...................          --                 3              4             12             18
                                                      ---------       ---------      ---------      ---------      ---------
       Total charge-offs ........................            39              18             29             12             28
                                                      ---------       ---------      ---------      ---------      ---------
Recoveries:
  Real estate:
     Single-family ..............................             8               1           --             --             --
     Multi-family ...............................          --              --             --             --             --
     Commercial .................................          --              --             --             --             --
     Construction ...............................          --              --             --             --             --
  Land acquisition and development ..............          --              --             --             --             --
  Consumer:
       Home equity ..............................          --              --             --             --             --
       Education ................................          --              --             --             --             --
       Other ....................................             1            --                1              1              3
  Commercial loans and leases ...................             1               2              6              2              1
                                                      ---------       ---------      ---------      ---------      ---------

       Total recoveries .........................            10               3              7              3              4
                                                      ---------       ---------      ---------      ---------      ---------
Net loans charged-off ...........................            29              15             22              9             24
Transfer to real estate owned loss reserve ......          --              --             --             --             --
                                                      ---------       ---------      ---------      ---------      ---------
Allowance balance (at end of period) ............     $   1,860       $   2,009      $   1,964      $   1,836      $   1,634
                                                      =========       =========      =========      =========      =========
Allowance for loan losses as a
   percent of total loans receivable ............          1.08%           1.16%          1.17%          1.25%          1.15%
                                                      =========       =========      =========      =========      =========
Net loans charged-off as a
   percentage of average net loans ..............          0.02%           0.01%          0.02%          0.01%          0.02%
                                                      =========       =========      =========      =========      =========

                                                                                    At June 30,
                                                      ----------------------------------------------------------------------
                                                         1998            1997           1996           1995           1994
                                                      ---------       ---------      ---------      ---------      ---------
                                                                              (Dollars in Thousands)
Allowance for loan losses to
   non-performing loans .........................        308.46%         733.21%        520.95%        178.43%        169.85%
                                                      =========       =========      =========      =========      =========
Net loans charged-off to
   allowance for loan losses ....................          1.56%           0.75%          1.12%          0.49%          1.47%
                                                      =========       =========      =========      =========      =========
Recoveries to charge-offs .......................         25.64%          16.67%         24.14%         25.00%         14.29%
                                                      =========       =========      =========      =========      =========

         The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

                                                                           At June 30,
                            --------------------------------------------------------------------------------------------------------
                                   1998                   1997                 1996                  1995               1994
                            -------------------   ------------------    ------------------  -------------------  -------------------
                                % of Total             % of Total            % of Total          % of Total        % of Total
                                 Loans by               Loans by              Loans by            Loans by           Loans by
                             Amount   Category     Amount   Category     Amount   Category   Amount   Category   Amount     Category
                             ------   --------     ------   --------     ------   --------   ------   --------   ------     --------
                                                                     (Dollars in Thousands)
Real estate loans:
  Single-family ...          $  164      61.06%    $  175      67.25%   $  161      65.16%   $  146      63.17%   $  124      60.06%
  Multi-family ....             143       2.34        142       2.02       141       1.92        12       1.57        18       2.05
  Commercial ......             423      12.24        449       8.46       469       7.77       593       8.27       546       6.37
  Construction ....              52      10.35         58       9.78        38      11.44        49      14.38        71      19.17
Land acquisition
  and development                59       4.21         59       4.27        69       5.35        31       3.18        36       3.23
Unallocated ......              652        --         722        --        711         --       693         --       577         --
                             ------      -----     ------      -----    ------      -----    ------      -----    ------      -----
    Total real
      estate loans            1,493      90.20      1,605      91.78     1,589      91.64     1,524      90.57     1,372      90.88
                             ------      -----     ------      -----    ------      -----    ------      -----    ------      -----
Consumer loans:
  Home equity .....             168       7.93        123       7.06       120       7.10       124       8.50       116       8.13
  Education .......               5       0.34          5       0.30         6       0.35         4       0.27         4       0.25
  Other ...........              17       1.36         10       0.81        10       0.88        14       0.61        15       0.61
  Unallocated .....             167         --        258         --       215         --       127         --        83         --
                             ------      -----     ------      -----    ------      -----    ------      -----    ------      -----
  Total consumer
    loans .........             357       9.63        396       8.17       351       8.33       269       9.38       218       8.99
                             ------      -----     ------      -----    ------      -----    ------      -----    ------      -----
Commercial loans ..              10       0.17          5       0.05         2       0.02        --         --        --         --
                             ------      -----     ------      -----    ------      -----    ------      -----    ------      -----
Commercial lease
    financings ....              --         --          3         --        22       0.01        43       0.05        44       0.13
                             ------      -----     ------      -----    ------      -----    ------      -----    ------      -----
                             $1,860     100.00%    $2,009     100.00%   $1,964     100.00%   $1,836     100.00%   $1,634     100.00%
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

Mortgage-Backed Securities

         Mortgage-backed securities ("MBS") include mortgage pass-through certificates ("PCs") and collateralized mortgage obligations ("CMOs"). With a pass-through security, investors own an undivided interest in the pool of mortgages that collateralize the PCs; principal and interest is passed through to the investor as it is generated by the mortgages underlying the pool. PCs may be insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the FNMA and the Government National Mortgage Association ("GNMA") or privately issued with varying degrees of credit enhancements. A CMO reallocates mortgage pool cash flow to a series of bonds (called traunches) with varying stated maturities, estimated average lives, coupon rates and prepayment characteristics.

         At June 30, 1998, the Company's mortgage-backed securities portfolio totaled $46.3 million as compared to $37.5 million at June 30, 1997. The $8.8 million or 23.5% increase in MBS balances outstanding during fiscal 1998 was primarily attributable to increased MBS purchases made in order to mitigate the principal calls on the Company's callable bond portfolio and earn a higher yield with an expected average life profile comparable to longer-term callable agency bonds. At June 30, 1998, approximately $17.8 million or 38.5% (book value) of the Company's portfolio of mortgage-backed securities, including CMOs, were comprised of adjustable or floating rate instruments, as compared to $18.9 million or 50.3% at June 30, 1997. Substantially all of the Company's floating rate mortgage-backed securities adjust monthly based upon changes in certain short-term market indices (e.g. LIBOR, Prime, etc.).

         The following tables set forth the amortized cost and market values of the Company's mortgage-backed securities available for sale and held to maturity as of the periods indicated.

MBS Available for Sale at June 30,            1998          1997          1996
----------------------------------           -------       -------       -------
                                                    (Dollars in Thousands)
FHLMC PCs ............................       $   308       $   931       $ 2,880
GNMA PCs .............................         1,022         1,306         1,580
FNMA PCs .............................         9,178        10,708        11,359
CMOs - agency collateral .............         2,584         5,472         6,956
CMOs - other .........................         5,750          --            --
                                             -------       -------       -------
Total amortized cost .................       $18,842       $18,417       $22,775
                                             =======       =======       =======
Total market value ...................       $19,041       $18,280       $22,428
                                             =======       =======       =======

MBS Held to Maturity at June 30,              1998          1997          1996
--------------------------------             -------       -------       -------
                                                   (Dollars in Thousands)

FHLMC PCs ............................       $   246       $   351       $   450
GNMA PCs .............................         1,156         1,219         1,268
FNMA PCs  ............................           151           194           269
CMOs - agency collateral .............        15,810        16,728        16,878
CMOs - other .........................         9,910           718           825
                                             -------       -------       -------
Total amortized cost .................       $27,273       $19,210       $19,690
                                             =======       =======       =======
Total market value ...................       $27,777       $19,381       $19,733
                                             =======       =======       =======

         The Company believes that its present MBS available for sale allocation of $19.0 million or 41.1% of the carrying value of the MBS portfolio, is adequate to meet anticipated future liquidity requirements and to reposition its balance sheet and asset/liability mix should it wish to do so in the future.

         The  following  table  sets  forth  the  amortized  cost,   contractual
maturities  and  weighted  average  yields  of  the  Company's   mortgage-backed
securities, including CMOs, at June 30, 1998.

                                                   At June 30, 1998
                           -----------------------------------------------------------------
                                           After           After
                            One Year      One to          Five to        Over
                            or Less      Five Years      Ten Years    Ten Years       Total
                            -------      ----------      ---------    ---------       -----
                                                   (Dollars in Thousands)
MBS available for sale     $      54     $   2,633       $  --       $   16,155     $ 18,842
                                6.43%         6.10%       0.00%            7.08%        6.94%

MBS held to maturity       $      --     $      55       $  --       $   27,218     $ 27,273
                                0.00%         8.05%       0.00%            7.01%        7.02%
                           ---------     ---------       -----       ----------     --------

Total                      $      54     $   2,688       $  --       $   43,373     $ 46,115
                           =========     =========       =====       ==========     ========
Weighted average yield          6.43%         6.14%       0.00%            7.04%        6.98%
                           =========     =========       =====       ==========     ========

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company's mortgage-backed securities are expected to be substantially less than the scheduled maturities. As a result of the decline of market interest rates experienced during fiscal 1998, the Company shifted more weighting from variable rate MBS products to fixed rate MBS products.

         The following table sets forth information with respect to the mortgage-backed securities owned by the Company at June 30, 1998, which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All such securities have been assigned a triple A investment grade rating.

                                               Estimated Market       Weighted
  Name of Issuer            Carrying Value           Value         Average Yield
  --------------            --------------     ----------------    -------------
                                            (Dollars in Thousands)
Norwest Asset Securities
   Corp. CMO                   $  7,544            $  7,536            7.15%
Residential Funding CMO           5,087               5,104            7.00%
                               --------            --------            ----
                               $ 12,631            $ 12,640            7.09%
                               ========            ========            ====

Investment Securities

         The Company may invest in various types of securities, including corporate debt and equity securities, U.S. Government and U.S. Government agency obligations, securities of various federal, state and municipal agencies, commercial paper, bankers' acceptances, federal funds and interest-bearing deposits with other financial institutions.

         The Company's investment activities are directly monitored by the Company's Investment Committee under policy guidelines adopted by the Board of Directors. In recent years, the general objective of the Company's investment policy has been to manage the Company's interest rate sensitivity gap and generally to increase interest-earning assets. As reflected in the table below, the Company continued to hold a significant portion of its investment portfolio in U.S. Government and agency obligations, which amounted to $63.7 million or 74.1% of the total investment portfolio at June 30, 1998, as compared to $84.1 million or 91.9% of the total investment portfolio at June 30, 1997. All $63.7 million or 100.0% of the Company's U.S. Government agencies portfolio at June 30, 1998, was comprised of U.S. Government agency securities with longer-terms to maturity and optional principal redemption features ("callable bonds"). Due to declining market interest rates, the Company's invested balance in U.S. Government agency securities decreased by $20.4 million or 24.2%. As previously discussed, the Company has begun to emphasize the purchase of mortgage-backed securities. The Company also increased its holdings of corporate debt obligations (comprised primarily of short-term investment grade commercial paper) by $13.3 million or 618.8% to increase financial asset sensitivity and liquidity. A substantial portion of the Company's investment portfolio is funded with FHLB advances. Such advances can be repaid if all, or a portion of, the Company's callable agency bonds are redeemed prior to maturity.

         The following tables set forth the amortized cost and market values of the Company's investment securities portfolio at the dates indicated.

Investment Securities Available for Sale at June 30,      1998         1997         1996
----------------------------------------------------    -------      -------      -------
                                                               (Dollars in Thousands)


Corporate debt obligations ..............               $15,419      $  --        $  --
U.S. Government agency securities .......                  --          2,192        2,193
                                                        -------      -------      -------

Total amortized cost ....................                15,419        2,192        2,193
Equity securities .......................                 2,062        1,497         --
                                                        -------      -------      -------
Total amortized cost ....................               $17,481      $ 3,689      $ 2,193
                                                        =======      =======      =======
Total market value ......................               $17,519      $ 3,553      $ 1,981
                                                        =======      =======      =======
Investment Securities Held to Maturity at June 30,        1998         1997         1996
--------------------------------------------------      -------      -------      -------
                                                       (Dollars in Thousands)
Corporate debt obligations ..............               $  --        $ 2,145      $ 4,956
U.S. Government agency securities .......                63,749       81,850       51,981
State and municipal securities ..........                  --           --            300
                                                        -------      -------      -------
                                                         63,749       83,995       57,237
FHLB stock ..............................                 4,675        3,927        1,900
                                                        -------      -------      -------
Total amortized cost ....................               $68,424      $87,922      $59,137
                                                        =======      =======      =======
Total market value ......................               $68,670      $87,816      $58,571
                                                        =======      =======      =======

         Information regarding the amortized cost, contractual maturities and weighted average yields of the Company's investment portfolio at June 30, 1998, is presented below.

                                                             At June 30, 1998
                                ------------------------------------------------------------------------
                                                  After           After
Investment Securities             One Year       One to           Five to        Over
    Available for Sale            or Less      Five Years       Ten Years      Ten Years         Total
    ------------------            -------      ----------       ---------      ---------         -----
                                                         (Dollars in Thousands)

Corporate debt obligations      $   15,419       $   --        $     --         $     --         $15,419
                                      5.96%        0.00%           0.00%            0.00%           5.96%

U.S. Government agency
   securities ............      $       --       $   --        $     --         $     --         $    --
                                      0.00%        0.00%           0.00%            0.00%           0.00%

Total ....................      $   15,419       $   --        $     --         $     --         $15,419
                                ==========       ======        ========         ========         =======
Weighted average yield ...            5.96%        0.00%           0.00%            0.00%           5.96%
                                ==========       ======        ========         ========         =======

Equity securities ........      $      --        $   --        $     --         $  2,062         $ 2,062
                                ----------       ------        --------         --------         -------

Total ....................      $   15,419       $   --        $     --         $  2,062         $17,481
                                ==========       ======        ========         ========         =======

                                                             At June 30, 1998
                                ------------------------------------------------------------------------
                                                 After           After
Investment Securities            One Year       One to           Five to        Over
    Held to Maturity             or Less      Five Years       Ten Years      Ten Years         Total
    ----------------             -------      ----------       ---------      ---------         -----
                                                         (Dollars in Thousands)
Corporate debt obligations      $     --         $  --        $     --          $    --          $   --
                                      0.00%       0.00%            0.00%           0.00%           0.00%

U.S. Government agency
   securities ............      $     --         $  --        $   21,995        $41,754          $63,749
                                      0.00%        0.00%            7.43%          7.07%            7.19%

Total ....................      $     --         $   --        $   21,995       $41,754          $63,749
                                ==========       ======       ===========       =======          =======
Weighted average yield ...            0.00%        0.00%             7.43%         7.07%            7.19%
                                ==========       ======       ===========       =======          =======

         Information regarding the amortized cost, earliest call dates and weighted average yield of the Company's investment portfolio at June 30, 1998, is presented below. All Company investments in callable bonds were classified as held to maturity at June 30, 1998.

                                                          At June 30, 1998
                                -----------------------------------------------------------------
                                                After          After
                                One Year       One to         Five to       Over
                                or Less       Five Years     Ten Years    Ten Years       Total
                                -------       ----------     ---------    ---------       -----
                                                     (Dollars in Thousands)
Corporate debt obligations      $15,419       $    --         $--         $    --         $15,419
                                   5.96%           0.00%       0.00%           0.00%         5.96%

U.S. Government agency
   securities ............      $60,737       $   3,012       $--         $    --         $63,749
                                   7.20%           7.13%       0.00%           0.00%         7.19%
                                -------       ---------       -----       ---------       -------

Total ....................      $76,156       $   3,012       $--         $    --         $79,168
                                =======       =========       =====       =========       =======
Weighted average yield ...         6.95%           7.13%       0.00%           0.00%         6.96%
                                =======       =========       =====       =========       =======

Equity securities ........      $  --         $    --         $--         $   2,062       $ 2,062
                                -------       ---------       -----       ---------       -------

Total ....................      $76,156       $   3,012       $--         $   2,062       $81,230
                                =======       =========       =====       =========       =======

         The Company to date has not engaged, and does not intend to engage in the immediate future, in trading investment securities.

         The following table sets forth information with respect to the investment securities owned by the Company at June 30, 1998, which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations.

                                                Estimated Market             Weighted
  Name of Issuer            Carrying Value            Value               Average Yield
  --------------            --------------            -----               -------------
                                             (Dollars in Thousands)
Union Pacific Commercial
  Paper                          $4,553              $4,553                  5.92%
TCI Commercial Paper              4,257               4,257                  5.97%
                                -------             -------                  ----

                                 $8,810              $8,810                  5.95%
                                 ======              ======                  ====

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

         Deposits. The Company's deposits totaled $167.7 million at June 30, 1998, as compared to $170.9 million at June 30, 1997. The $3.2 million decrease was attributable to a $6.2 million decrease in certificates of deposit partially offset by an approximate $2.6 million increase in core deposits. In order to mitigate the decline in time deposits, and to attract new and lower cost core deposits, the Company continued to offer a no minimum balance, "free", checking account product. Current deposit products include regular savings accounts, demand accounts, negotiable order of withdrawal (NOW) accounts, money market deposit accounts and certificates of deposit ranging in terms from 30 days to 10 years. Included among these deposit products are certificates of deposit with negotiable interest rates and balances of $100,000 or more, which amounted to $10.3 million or 6.1% of the Company's total deposits at June 30, 1998, as compared to $11.1 million or 6.5% at June 30, 1997. The Company's deposit products also include Individual Retirement Account certificates ("IRA certificates").

         The Company's deposits are obtained primarily from residents of northern Allegheny, southern Butler and eastern Beaver counties, Pennsylvania. The Company attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient office locations and service hours. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and Management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at June 30, 1998. The Company has drive-up banking facilities and automated teller machines ("ATMs") at its McCandless, Franklin Park and Cranberry Township offices. The Company participates in the MAC(R) and CIRRUS(R) ATM networks.

         The Company has been competitive in the types of accounts and in interest rates it has offered on its deposit products and continued to price its savings products nearer to the market average rate as opposed to the upper range of market offering rates. The Company has continued to emphasize the retention and growth of core deposits, particularly demand deposits. Financial institutions generally, including the Company, have experienced a certain degree of depositor disintermediation to other investment alternatives. Management believes that the degree of disintermediation experienced by the Company has not had a material impact on overall liquidity.

         The following table sets forth the average balance of the Company's deposits and the average rates paid thereon for the past three years. Average balances are derived from month-end balances.

                                                                   At June 30,
                                   ------------------------------------------------------------------------
                                            1998                      1997                     1996
                                   ---------------------    -----------------------  ----------------------
                                    Amount          Rate     Amount          Rate     Amount          Rate
                                   --------         ----    --------         ----    --------         ----
                                                             (Dollars in Thousands)
Regular savings and club
     accounts ...............      $ 36,576         2.62%   $ 36,330         2.61%   $ 37,560         2.66%
NOW accounts ................        14,998         0.91      14,398         0.88      14,483         1.35
Money market deposit
     accounts ...............        11,711         2.64      12,045         2.63      11,438         2.64
Certificate of deposit
     accounts ...............        96,140         5.72      99,773         5.66     102,263         5.76
Escrows .....................         2,430         1.81       2,471         1.82       2,536         1.81
                                   --------                 --------                 --------
     Total interest-bearing
       deposits and escrows .       161,855         4.29     165,017         4.29     168,280         4.42
Non-interest-bearing checking
     accounts ...............         7,073          --        6,459           --       4,559           --
                                   --------                 --------                 --------
     Total deposits and
       escrows ..............      $168,928         4.11%   $171,476         4.13%   $172,839         4.30%
                                   ========         ====    ========         ====    ========         ====

         The following table sets forth the net deposit flows of the Company during the periods indicated.

                                                   Year Ended June 30,
                                         --------------------------------------
                                           1998            1997           1996
                                         --------       --------       --------
                                                  (Dollars in Thousands)
(Decrease) before interest credited      $(10,057)      $ (7,011)      $ (5,339)
Interest credited .................         6,848          7,047          7,396
                                         --------       --------       --------
Net deposit (decrease) increase ...      $ (3,209)      $     36       $  2,057
                                         ========       ========       ========

         The following table sets forth maturities of the Company's time deposits of $100,000 or more at June 30, 1998, by time remaining to maturity.

                                                                 Amounts
                                                                --------
                                                          (Dollars in Thousands)
         Three months or less                                   $  2,079
         Over three months through six months                      1,956
         Over six months through twelve months                     3,651
         Over twelve months                                        2,564
                                                                --------
                                                                $ 10,250
                                                                ========

         Borrowings. Borrowings are comprised of Federal Home Loan Bank advances with various terms and repurchase agreements with securities brokers with original maturities of ninety-two days or less. At June 30, 1998, borrowings totaled $89.7 million as compared to $84.6 million at June 30, 1997. The $5.1 million or 6.0% increase was primarily used to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and fund the Company's purchase of investment and mortgage-backed securities during fiscal 1998. The Company believes that the judicious use of borrowings has allowed it to pursue a strategy of increasing net interest income by purchasing investment securities with lower total cost wholesale funding. Wholesale funding also provides the Company with a larger degree of control with respect to the term structure of its liabilities than traditional retail deposits. The Company also avoids the additional cost associated with federal deposit insurance premiums through the utilization of borrowings, as opposed to retail deposits.

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

Employees

         The Company had 54 full-time employees and 10 part-time employees as of June 30, 1998. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

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

         FDIC Insurance Premiums. The Savings Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level of an institution's capital - "well capitalized", "adequately capitalized" and "undercapitalized"- which is defined in the same manner as the regulations establishing the prompt corrective action system under
Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.00% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns. The Savings Bank is a "well-capitalized" institution as of June 30, 1998.

         On September 30, 1996, the President signed the Deposit Insurance Funds Act of 1996 (the "Funds Act") into law. The Funds Act called for a Special Assessment on SAIF-assessable deposits as of March 31, 1995, to capitalize the SAIF to its designated reserve ratio of 1.25%. The Company recorded a pre-tax charge of approximately $1.1 million during the quarter ended September 30, 1996, using an FDIC estimated assessment rate of $0.657 for every $100 of assessable deposits. During the quarter ended December 31, 1996, the Company accrued a $102 thousand refund of prepaid federal deposit insurance premiums as a result of the capitalization of the SAIF. The Funds Act also provides for a Financing Corporation ("FICO") debt service assessment. The current FICO debt service assessment annual rate for SAIF members is 6.3 basis points (or 6.3 cents per $100 of assessable deposits).

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

         Bad Debt Reserves. Under Section 593 of the Code, thrift institutions such as the Savings Bank, which meet certain definitional tests primarily relating to their assets and the nature of their business, are permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Savings Bank's deduction with respect to "qualifying loans", which are generally loans secured by certain interests in real property, may currently be computed using an amount based on the Savings Bank's actual loss experience (the "experience method"), or a percentage equal to 8.0% of the Savings Bank's taxable income (the "percentage of taxable income method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. The Savings Bank has generally used the percentage of taxable income method in the past.

         The Small Business Jobs Protection Act of 1996, adopted in August 1996, generally (i) repeals the provision of the Code which authorizes use of the percentage of taxable income method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (ii) requires that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period its applicable excess reserves, which for a savings institution such as West View which is a "small bank", as defined in the Code, generally is the excess of the balance of its bad debt reserves as of the close of its last taxable year beginning before January 1, 1996, over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988, which recapture would be suspended for any tax year that begins after December 31, 1995, and before January 1, 1998 (thus a maximum of two years), in which a savings institution originates an amount of residential loans which is not less than the average of the principal amount of such loans made by a savings institution during its six most recent taxable years beginning before January 1, 1996. As an institution with less than $500.0 million in assets, the Savings Bank can elect to either use the experience method available to commercial banks of this size or it can adopt the specific charge-off method applicable to "large banks" (banks with total assets in excess of $500.0 million). The amount of tax bad debt reserves subject to recapture is approximately $1.2 million. In accordance with FASB No. 109, deferred income taxes have previously been provided on this amount, therefore no financial statement expense should be recorded as a result of this recapture. The Company's supplemented bad debt reserve of approximately $3.8 million is not subject to recapture. The Company does not believe that these provisions will have a material adverse effect on the Company's financial condition or operations.

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

         Audit by IRS. The Company's consolidated federal income tax returns for taxable years through December 31, 1994, have been closed for the purpose of examination by the Internal Revenue Service.

         State Taxation.  The Company is subject to the  Pennsylvania  Corporate
Net Income Tax and Capital Stock and Franchise Tax. The Pennsylvania Corporate Net Income Tax rate was reduced from 10.99% to 9.99% effective January 1, 1995, and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 12.75% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

         The Savings Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (enacted on December 13, 1988, and amended in July 1989) (the "MTIT"), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the Savings Bank's current tax rate is 11.5%. The MTIT exempts the Savings Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principles ("GAAP") with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of those securities to the overall investment portfolio. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

Item 2.  Properties.

         The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 1998.

                                                                                                 Net Book
                                                                                                 Value of
         Description/Address                          Leased/Owned                               Property
         -------------------                          ------------                               --------
                                                                                         (Dollars in Thousands)

         McCandless Office                               Owned                                      $155
            9001 Perry Highway
            Pittsburgh, PA  15237

         West View Boro Office                           Owned                                        10
            456 Perry Highway
            Pittsburgh, PA  15229

         Cranberry Township Office                       Owned                                       272
            20531 Perry Highway
            Cranberry Township, PA  16066

         Sherwood Oaks Office                            Leased(1)                                   ---
            100 Norman Drive
            Cranberry Township, PA  16066

         Bellevue Boro Office                            Leased(2)                                    17
            572 Lincoln Avenue
            Pittsburgh, PA  15202

         Franklin Park Boro Office                       Owned                                       586
            2566 Brandt School Road
            Wexford, PA  15090

--------
(1) The Company operates this office out of a retirement community. The lease expires in June 2000.

(2) The lease is for a period of 15 years ending in September 2006 with an option for the Company to renew the lease for an additional five years.

Item 3.  Legal Proceedings.

         The information required herein is incorporated by reference from page 45 of the Company's 1998 Annual Report, Note 14 of Notes to Consolidated Financial Statements, "Litigation".


Item 4.   Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

         The information required herein is incorporated by reference from page 62 of the Company's 1998 Annual Report.

Item 6.    Selected Financial Data.

         The information required herein is incorporated by reference from pages 2 to 3 of the Company's 1998 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required herein is incorporated by reference from pages 4 to 26 of the Company's 1998 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The information required herein is incorporated by reference from pages 11 to 13 of the Company's 1998 Annual Report.


Item 8.    Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages 27 to 61 of the Company's 1998 Annual Report.

Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure.

         Not applicable.


PART III.

Item 10. Directors and Executive Officers of the Registrant.

         The information required herein is incorporated by reference from pages 3 to 6 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders dated September 24, 1998 ("Proxy Statement").

Item 11. Executive Compensation.

         The information required herein is incorporated by reference from pages 10 to 15 of the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required herein is incorporated by reference from pages 7 to 9 of the Company's Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

         The information required herein is incorporated by reference from page 16 of the Company's Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  Documents filed as part of this report.

         (1) The following documents are filed as part of this report and are incorporated herein by reference from the Company's 1998 Annual Report.

         Report of Independent Auditors.

         Consolidated  Statements  of  Financial  Condition at June 30, 1998 and
         1997.

         Consolidated Statements of Income for the Years Ended June 30, 1998, 1997 and 1996.

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996.

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

         (3)(a)The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

      No.                 Description                                 Page
      ---                 -----------                                 ----
      3.1         Articles of Incorporation                             *
      3.2         By-Laws                                               *
      4           Stock Certificate of WVS Financial Corp.              *
     10.1         WVS Financial Corp. Recognition Plans and
                      Trusts for Executive Officers,
                      Directors and Key Employees**                     *
     10.2         WVS Financial Corp. 1993 Stock Incentive Plan**       *
     10.3         WVS Financial Corp. 1993 Directors' Stock
                      Option Plan**                                     *
     10.4         WVS Financial Corp. Employee Stock Ownership
                      Plan and Trust**                                  *
     10.5         Amended West View Savings Bank Employee
                      Profit Sharing Plan**                             *
     10.6         Employment Agreements between WVS Financial
                      Corp. and David Bursic, Margaret
                      VonDerau and Edward Wielgus**                   ***
     10.7         Directors Deferred Compensation Program**             *
     11           Statement Re Computation of Per Share Earnings      E-1
     13           1998 Annual Report to Stockholders                  E-2
     21           Subsidiaries of the Registrant - Reference is
                      made to Item 1. "Business" for the
                      required information
     23           Consent of Independent Auditors                    E-65
     27           Financial Data Schedule                            E-66


* Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

**   Management contract or compensatory plan or arrangement.

*** Incorporated by reference from the 1997 Form 10-K filed by the Company with the SEC on September 26, 1997.

         (3)(b) The Company filed a Current Report on Form 8-K, dated June 19, 1998, announcing the appointment of David J. Bursic, and the resignation of Robert C. Sinewe, as President and Chief Executive Officer of WVS Financial Corp. and West View Savings Bank.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WVS FINANCIAL CORP.



September 24, 1998                      By:/s/ David J. Bursic
                                           -------------------
                                           David J. Bursic
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ David J. Bursic                                           September 24, 1998
--------------------
David J. Bursic, Director, President and
Chief Executive Officer (Principal
Executive and Principal Financial Officer)



/s/ James S. McKain Jr.                                       September 24, 1998
----------------------
James S. McKain, Jr., Chairman of the Board



/s/ Margaret VonDerau                                         September 24, 1998
---------------------
Margaret VonDerau, Director, Senior Vice
President, Treasurer and Corporate Secretary

/s/ David L. Aeberli                                          September 24, 1998
--------------------
David L. Aeberli, Director



/s/ Arthur H. Brandt                                          September 24, 1998
--------------------
Arthur H. Brandt, Director



/s/ William J. Hoegel                                         September 24, 1998
---------------------
William J. Hoegel, Director



/s/ Donald E. Hook                                            September 24, 1998
------------------
Donald E. Hook, Director



/s/ James H. Ritchie                                          September 24, 1998
--------------------
James H. Ritchie, Director



/s/ John M. Seifarth                                          September 24, 1998
---------------------
John M. Seifarth, Director