Form 10-Q
period 1998-09-30
WVS FINANCIAL CORP
filed 1998-11-13
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [ X ] NO [ ]

         Shares outstanding as of November 6, 1998: 3,558,720 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

                                      INDEX

PART I.           Financial Information

Item 1.           Financial Statements

                           Consolidated Statements of Financial Condition as of September 30, 1998 and June 30, 1998 (Unaudited)

                           Consolidated Statements of Income for the Three Months Ended September 30, 1998 and 1997 (Unaudited)

                           Consolidated Statements of Cash Flows
                           for the Three Months Ended September 30,
                           1998 and 1997 (Unaudited)

                           Consolidated Statements of Changes in
                           Stockholders' Equity for the Three Months
                           Ended September 30, 1998 (Unaudited)

                           Notes to Unaudited Consolidated Financial Statements

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations for the Three Months Ended September 30, 1998

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk for the Three Months Ended
                  September 30, 1998

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

                              WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                         (UNAUDITED)
                                        (in thousands)


                                                                  September 30,     June 30,
                                                                      1998            1998
                                                                   ---------       ---------
          Assets
Cash and due from banks                                            $     684       $     699
Interest-earning demand deposits                                         907           1,807
Investment securities available-for-sale
   (amortized cost of $9,642 and $17,481)                              9,625          17,519
Investment securities held-to-maturity
   (market value of $88,248 and $63,996)                              87,716          63,749
Mortgage-backed securities available-for-sale
   (amortized cost of $15,750 and $18,842)                            16,046          19,041
Mortgage-backed securities held-to-maturity
   (market value of $32,820 and $27,777)                              32,281          27,273
Federal Home Loan Bank stock, at cost                                  5,099           4,675
Net loans receivable                                                 153,981         157,737
Accrued interest receivable                                            2,961           2,414
Real estate owned                                                       --              --
Premises and equipment                                                 1,150           1,179
Deferred taxes and other assets                                        1,059             961
                                                                   ---------       ---------
          TOTAL ASSETS                                             $ 311,509       $ 297,054
                                                                   =========       =========

          Liabilities and Stockholders' Equity
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                   $   7,467       $   7,528
   NOW accounts                                                       14,609          15,347
   Savings accounts                                                   36,811          37,966
   Money market accounts                                              11,356          13,259
   Certificates of deposit                                            94,466          93,570
                                                                   ---------       ---------
   Total savings deposits                                            164,709         167,670
Federal Home Loan Bank advances                                       91,500          88,857
Other borrowings                                                      17,654             889
Advance payments by borrowers for taxes and insurance                    955           3,312
Accrued interest payable                                               2,134           1,874
Other liabilities                                                      1,568           1,474
                                                                   ---------       ---------
   TOTAL LIABILITIES                                                 278,520         264,076
                                                                   ---------       ---------

                              WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                         (UNAUDITED)
                                        (in thousands)
                                         (continued)


                                                                  September 30,     June 30,
                                                                      1998            1998
                                                                   ---------       ---------
Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none           --              --
   outstanding
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,663,120 and 3,617,120 shares issued and outstanding                  37              36
Additional paid-in capital                                            18,658          18,386
Retained earnings, substantially restricted                           15,557          15,143
Treasury stock: 48,400 shares at cost                                   (749)           --
Unallocated shares - Recognition and Retention Plans                    (406)           (432)
Unallocated shares - Employee Stock Ownership Plan                      (292)           (312)
                                                                   ---------       ---------
                                                                      32,805          32,821
Unrealized gain on available-for-sale securities                         184             157
                                                                   ---------       ---------
   TOTAL STOCKHOLDERS' EQUITY                                         32,989          32,978
                                                                   ---------       ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 311,509       $ 297,054
                                                                   =========       =========

          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (in thousands)
                                                                    Three Months Ended
                                                                       September 30,
                                                                --------------------------
                                                                   1998            1997
                                                                ----------      ----------
INTEREST AND DIVIDEND INCOME:
     Loans                                                      $    3,189      $    3,266
     Investment securities                                           1,481           1,568
     Mortgage-backed securities                                        788             641
     Interest-earning deposits with other institutions                  15              14
     Federal Home Loan Bank stock                                       81              61
                                                                ----------      ----------
          Total interest and dividend income                         5,554           5,550
                                                                ----------      ----------

INTEREST EXPENSE:
     Deposits                                                        1,689           1,784
     Borrowings                                                      1,342           1,178
     Advance payments by borrowers for taxes and insurance               7               7
                                                                ----------      ----------
          Total interest expense                                     3,038           2,969
                                                                ----------      ----------

NET INTEREST INCOME                                                  2,516           2,581
PROVISION FOR LOAN LOSSES                                             --              --
                                                                ----------      ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  2,516           2,581
                                                                ----------      ----------

NON-INTEREST INCOME:
     Service charges on deposits                                        61              52
     Investment securities gains                                      --              --
     Other                                                              41              38
                                                                ----------      ----------
          Total non-interest income                                    102              90
                                                                ----------      ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                    691             757
     Occupancy and equipment                                            94             102
     Deposit insurance premium                                          26              27
     Data processing                                                    46              43
     Correspondent bank service charges                                 29              31
     Other                                                             175             166
                                                                ----------      ----------
          Total non-interest expense                                 1,061           1,126
                                                                ----------      ----------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                 (in thousands)
                                   (continued)
                                                                    Three Months Ended
                                                                       September 30,
                                                                --------------------------
                                                                   1998            1997
                                                                ----------      ----------
INCOME BEFORE INCOME TAXES                                           1,557           1,545
INCOME TAXES                                                           607             610
                                                                ----------      ----------

NET INCOME                                                      $      950      $      935
                                                                ==========      ==========

EARNINGS PER SHARE:
     Basic                                                      $     0.26      $     0.27
     Diluted                                                    $     0.26      $     0.26

AVERAGE SHARES OUTSTANDING:
     Basic                                                       3,596,067       3,407,641
     Diluted                                                     3,627,719       3,531,472

                 See accompanying notes to consolidated financial statements.

                               WVS FINANCIAL CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                         (in thousands)
                                                                          Three Months Ended
                                                                             September 30,
                                                                       -----------------------
                                                                         1998           1997
                                                                       --------       --------

OPERATING ACTIVITIES
Net income                                                             $    950       $    935
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization, net                                        29             33
   Amortization of discounts, premiums and deferred loan fees              (161)            11
   Amortization of ESOP, RRP and deferred and unearned
      compensation                                                           88            161
   (Increase) decrease in accrued interest receivable                      (547)           121
   Increase in accrued interest payable                                     260            364
   Decrease in accrued and deferred taxes                                    36             94
   Other, net                                                               (43)           (42)
                                                                       --------       --------
      Net cash provided by operating activities                             612          1,677
                                                                       --------       --------

INVESTING ACTIVITIES
Available-for-sale:
   Purchases of investments and mortgage-backed securities              (14,136)        (2,838)
   Proceeds from repayments of investments and mortgage-backed
       securities                                                        25,229          1,037
Held-to-maturity:
   Purchases of investments and mortgage-backed securities              (54,094)       (15,571)
   Proceeds from repayments of investments and mortgage-backed
       securities                                                        25,062         31,088
Decrease (increase) in net loans receivable                               3,813         (2,377)
Sale of real estate owned                                                  --             --
(Increase) decrease in FHLB stock                                          (424)           255
Purchases of premises and equipment                                        --               (1)
                                                                       --------       --------
      Net cash (used for) provided by investing activities              (14,550)        11,593
                                                                       --------       --------

          See accompanying notes to consolidated financial statements.

                            WVS FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                      (in thousands)
                                                                   Three Months Ended
                                                                      September 30,
                                                                 -----------------------
                                                                   1998           1997
                                                                 --------       --------
FINANCING ACTIVITIES
Net decrease in transaction and passbook accounts                  (3,857)        (3,552)
Net increase (decrease) in certificates of deposit                    896         (1,871)
Net increase (decrease) in FHLB borrowings                          2,643         (9,025)
Net increase in other borrowings                                   16,764          2,998
Net decrease in advance payments by borrowers for taxes and
   insurance                                                       (2,356)        (2,425)
Net proceeds from issuance of common stock                            230              9
Funds used for purchase of treasury stock                            (749)          --
Cash dividends paid                                                  (548)          (329)
                                                                 --------       --------
      Net cash provided by (used for) financing activities         13,023        (14,195)
                                                                 --------       --------

      Decrease in cash and cash equivalents                          (915)          (925)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                2,506          2,571
                                                                 --------       --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                   $  1,591       $  1,646
                                                                 ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:

      Interest on deposits, escrows and borrowings               $  2,778       $  2,605

      Income taxes                                                    585            625



                  See accompanying notes to consolidated financial statements.

                                                 WVS FINANCIAL CORP. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)
                                                           (in thousands)

                                                                                                    Accum.
                                                                                     Unallocated    Other     Retained
                                               Additional               Unallocated     Shares     Compre-    Earnings-
                                  Common        Paid-in      Treasury   Shares Held      Held      hensive   Substantially
                                   Stock        Capital       Stock       by ESOP       by RRP     Income     Restricted      Total
                                  --------     --------     --------    --------     --------     --------    --------     --------
Balance at June 30, 1998          $     36     $ 18,386     $   --      $   (312)    $   (432)    $    157    $ 15,143     $ 32,978

Comprehensive income:
  Net income                                                                                                       950          950
  Other comprehensive
    income:
     Change in unrealized
       holding gains on
       securities net of income                                                                         27                       27
       tax of $14                                                                                                          --------

Comprehensive income                                                                                                            977

Purchase of shares for
treasury stock                                                  (749)                                                          (749)

Release of earned
Employee Stock Ownership
Plan (ESOP) shares                                   43                       20                                                 63

Accrued compensation
expense for Recognition and
Retention Plans (RRP)                                                                      26                                    26

Exercise of Stock Options                1          229                                                                         230

Cash dividends declared
($0.15 per share)                                                                                                 (536)        (536)
                                  --------     --------     --------    --------     --------     --------    --------     --------

Balance at September 30, 1998     $     37     $ 18,658     $   (749)   $   (292)    $   (406)    $    184    $ 15,557     $ 32,989
                                  ========     ========     ========    ========     ========     ========    ========     ========

          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.


2.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share.

                                                                       Three Months Ended September 30,
                                                                             1998            1997
                                                                         -----------     -----------
Weighted average common shares outstanding                                 3,657,120       3,495,451

Average unearned ESOP shares                                                 (61,053)        (87,810)
                                                                         -----------     -----------

Weighted average common shares and common stock equivalents used to
calculate basic earnings per share                                         3,596,067       3,407,641


Additional common stock equivalents (stock options) used to calculate
diluted earnings per share                                                    31,652         123,831
                                                                         -----------     -----------

Weighted average common shares and common stock equivalents used to
calculate diluted earnings per share                                       3,627,719       3,531,472
                                                                         ===========     ===========
Net income                                                               $   950,122     $   934,692
                                                                         ===========     ===========

Earnings per share:
   Basic                                                                 $      0.26     $      0.27
   Diluted                                                               $      0.26     $      0.26

3.       REPURCHASE OF COMMON STOCK

         On July 28, 1998, the Board of Directors authorized the repurchase of up to 183,156 shares, or approximately five percent, of the Company's outstanding common stock during the next twelve months. During the quarter ended September 30, 1998, 48,400 shares of common stock were repurchased. The repurchased shares will be held in treasury stock and may be reserved for issuance pursuant to the Company's stock benefit plans.

4.       LITIGATION

         The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS.

5.       RECENT ACCOUNTING PRONOUNCEMENTS

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. Statement No. 133, precludes a held-to-maturity security from being designated as a hedged item, however, at the date of initial application of this statement, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. This statement applies prospectively for all fiscal quarters of all years beginning after June 15, 1999. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of this statement.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998




GENERAL


         WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

         West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. Originally organized under Pennsylvania law in 1908 as West View Building Loan Association, West View changed its name to West View Savings and Loan Association in 1954. In June 1992, West View converted from a
Pennsylvania-chartered mutual savings and loan association to a Pennsylvania-chartered mutual savings bank. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30,1998.

         The operating results of the Company depend primarily upon its net interest income, which is determined by the difference between income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and expense on interest-bearing liabilities, which consist primarily of deposits. The Company's net income is also affected by its provision for loan losses, as well as the level of its non-interest income, including loan fees and service charges, and its non-interest expenses, such as compensation and employee benefits, income taxes, deposit insurance and occupancy costs.

         The  Company's   strategy   focuses  on  traditional   thrift  lending,
maintaining asset quality and increasing core earnings.

FINANCIAL CONDITION


         The Company's assets totaled $311.5 million at September 30, 1998 as compared to $297.1 million at June 30, 1998. The $14.4 million or 4.87% increase in total assets was primarily comprised of a $18.5 million or 14.0% increase in investment and mortgage-backed securities, including Federal Home Loan Bank ("FHLB") stock, which was partially offset by a $3.8 million or 2.4% decrease in net loans receivable.

         The Company's total liabilities increased $14.4 million or 5.47% to $287.5 million as of September 30, 1998 from $264.1 million as of June 30, 1998. The $14.4 million increase in total liabilities was primarily comprised of a $19.4 million or 21.6% increase in Federal Home Loan Bank advances and other borrowings which was partially offset by a $3.0 million or 1.8% decrease in deposits and a $2.4 million or 71.2% decrease in escrow deposits.

         Total stockholders' equity remained essentially unchanged at $33.0 million as of September 30, 1998 as compared to $33.0 million as of June 30, 1998. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $749 thousand and $536 thousand, respectively, which offset Company comprehensive income and stock option proceeds of $977 thousand and $230 thousand, respectively, for the quarter ended September 30, 1998.

          ASSET AND LIABILITY MANAGEMENT. The Company continued a strategy designed to better match the interest rate sensitivity of its financial assets to its financial liabilities. The primary elements of this strategy include: (1) expanding the Company's investment growth program in order to enhance net interest income; (2) maintaining the Company's level of short-term liquid investments by funding loan commitments and purchasing longer-term investment securities; (3) emphasizing the retention of lower-cost savings accounts and other core deposits; and (4) pricing the Company's certificates of deposit and loan products nearer to the market average rate as opposed to the upper range of market offered rates.

          The Company has continued its investment growth program, originally initiated in the third quarter of fiscal 1994, in order to realize additional net interest income. Under this strategy, a longer-term callable or noncallable investment security, or mortgage-backed security, is purchased and funded through the use of short-term non-deposit liabilities, such as FHLB advances and short-term borrowings. With this strategy, the Company increases its net interest income, but also faces the risk, during periods of rising market interest rates, that it may experience a decline in net interest income if the rate paid on its various borrowings rises above the rate earned on the investment security purchased. In order to mitigate this exposure, the Board has placed certain restrictions on the investment growth program, including: (1) the average outstanding daily balance of total borrowings, computed quarterly, may not exceed approximately $125.0 million; (2) suitable investments shall be restricted to those meeting the credit quality criteria outlined in the Company's investment policy; (3) each security purchased shall initially yield a minimum of seventy-five basis points above the incremental rate paid on short-term borrowings, at the time of purchase, and (4) the Company's total borrowed funds position may not exceed $150.0 million. In most cases, the initial yield spread earned on investment security purchases exceeded approximately eighty to one hundred basis points.

         During the quarter ended September 30, 1998, the Company increased its mortgage-backed securities holdings by $2.0 million. At September 30, 1998, the Company held $48.3 million of mortgage-backed securities with an approximate yield of 6.9%. The mortgage-backed securities purchases were made in order to mitigate the principal calls on the Company's callable bond portfolio and earn a higher yield with an expected average life profile comparable to longer-term callable agency bonds.

         The Company has continued to purchase bonds with optional principal redemption features ("callable bonds") in order to capture additional net interest income. Callable bonds generally provide investors with higher rates of return than noncallable bonds because the issuer has the option to redeem the bonds before maturity. While this strategy affords WVS the current opportunity to improve its net interest income, during a period of declining interest rates, such as was experienced during the quarter ended September 30, 1998, the Company would be exposed to the risk that the investment will be redeemed prior to its final stated maturity. In order to mitigate this risk, the Company has funded a significant portion of its purchases of callable bonds with FHLB advances and short-term borrowings. Approximately $19.7 million of callable agency bonds with an estimated weighted average rate of 7.37% were called during the quarter ended September 30, 1998. During the quarter ended September 30, 1998, the Company purchased approximately $46.2 million of callable bonds with an approximate weighted average yield to call and maturity of 6.43% and 7.09%, respectively. The callable agency bond purchases, totaling $46.2 million, are summarized by initial term to call as follows: $20.0 million within three months, $3.1 million with greater than three months and within six months, $22.4 million with greater than six months and within twelve months and $675 thousand within twenty-four months.

         During the quarter ended September 30, 1998, the Company repaid approximately $10.4 million of FHLB advances and $665 thousand of other short-term borrowings with weighted average rates of 5.35% and 4.45%, respectively, and increased FHLB advances and other borrowings by approximately $13.0 million and $17.4 million, respectively, with weighted average rates of 5.27% and 5.54%, respectively. Due to the continued decline in market interest rates experienced during the quarter ended September 30, 1998, and the associated increase in the amount of investment securities redeemed, the Company shortened the maturity structure of its incremental borrowings to reduce its cost of funds and to better match the maturities of its borrowings with the possible early repayment of a portion of its investment portfolio.

         The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank's market area. The Company will continue to selectively offer commercial real estate, land acquisition and development and shorter-term construction loans, primarily on residential properties, to partially increase its loan asset sensitivity. Due to relatively low fifteen and thirty year mortgage loan yields, the Company intends to emphasize higher yielding home equity and small business loans to existing customers and seasoned prospective customers.

         As of September 30, 1998, the implementation of these asset and liability management initiatives resulted in the following: (1) an aggregate of $51.6 million or 33.5% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months; (2) $17.6 million or 36.5% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were secured by floating rate securities; (3) $7.4 million or 7.63% of the Company's investment securities portfolio had scheduled maturities of one year or less; and (4) $87.7 million or 90.1% of the Company's investment securities portfolio was comprised of callable bonds.

         The effect of interest rate changes on a financial institution's assets and liabilities may be analyzed by examining the "interest rate sensitivity" of the assets and liabilities and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within a given time period. A gap is considered positive when the amount of rate sensitive assets exceeds the amount of rate sensitive liabilities. A gap is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income, while a negative gap would tend to adversely affect net interest income.

         The Company's one year cumulative interest rate sensitivity gap amounted to a negative 13.8% of total assets at September 30, 1998, as compared to a negative 24.6% at June 30, 1998, in each instance, based on certain assumptions by management with respect to the repricing of certain assets and liabilities. At September 30, 1998, the Company's interest-earning assets maturing or repricing within one year totaled $150.7 million while the Company's interest-bearing liabilities maturing or repricing within one year totaled $193.6 million, providing a deficiency of interest-earning assets over interest-bearing liabilities of $42.9 million. At September 30, 1998, the percentage of the Company's assets to liabilities maturing or repricing within one year was 0.78%.

RESULTS OF OPERATIONS


         General. WVS reported net income of $950 thousand, or $0.26 per share (basic and diluted), for the three months ended September 30, 1998, as compared to $935 thousand or $0.27 basic and $0.26 diluted per share for the same period in 1997. Net income increased $15 thousand or 1.60% for the three months ended September 30, 1998, when compared to the same period in 1997. The increase was primarily attributable to a $12 thousand increase in non-interest income and a $3 thousand decrease in income tax expense, while a $65 thousand decrease in non-interest expense offset a $65 thousand decrease in net interest income.

         Net Interest Income. The Company's net interest income decreased by $65 thousand or 2.52% during the three months ended September 30, 1998, when compared to the same period in 1997. The decrease resulted from a $69 thousand or 2.32% increase in total interest expense which was partially offset by a $4 thousand or 0.07% increase in total interest income for the three months ended September 30, 1998, when compared to the same period in the prior year.

         Interest Income. Interest on net loans receivable decreased by $77 thousand or 2.36% for the three months ended September 30, 1998, when compared with the same period in 1997. The decrease was attributable to a decrease of $5.2 million in the average balance of loans receivable outstanding which was partially offset by an increase in the weighted average yield earned on loans receivable of 7 basis points for the three months ended September 30, 1998, when compared to the same period in 1997. The decrease in the average loan balance outstanding was attributable to an increased level of mortgage loan prepayments due to the substantial decline of market interest rates. During this period, the Company chose to emphasize the origination of home equity and commercial real estate loans to seasoned borrowers in order to better balance the yield and maturity profile of the loan portfolio.

         Interest on mortgage-backed securities increased by $147 thousand or 22.93% for the three months ended September 30, 1998, when compared with the same period in 1997. The increase was attributable to an increase of $10.0 million in the average balance of mortgage-backed securities outstanding which was partially offset by a decrease of 22 basis points in weighted average yield earned during the three months ended September 30, 1998, when compared to the same period in 1997. The Company believes that this conservative approach has contributed to the overall yield of the mortgage-backed securities portfolio.

         Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock ("other investment securities") decreased $66 thousand or 4.02% for the three months ended September 30, 1998, when compared to the same period in 1997. The decrease was attributable to a decrease in the weighted average yield earned on other investment securities of 89 basis points which was partially offset by an increase of $7.2 million in the average balance of other investment securities outstanding for the three months ended September 30, 1998, when compared to the same period in 1997. The increase in the average balance of other investment securities was principally attributable to purchases of investment securities under the Company's investment growth program. The decrease in the weighted average yield earned was consistent with market conditions for the three months ended September 30, 1998.

         Interest Expense. Interest expense on deposits and escrows decreased by $95 thousand or 5.33% for the three months ended September 30, 1998, when compared with the same period in 1997. The decrease was principally attributable to a decrease in the weighted average yield paid of 15 basis points and a decrease of $3.2 million in the average balance of deposits and escrows outstanding for the three months ended September 30, 1998, when compared to the same period in 1997. The average yield paid on deposits decreased due to the overall decline in market interest rates.

         Interest expense on FHLB advances and other borrowings increased by $164 thousand or 13.92% for the three months ended September 30, 1998, when compared to the same period in 1997. The increase was primarily attributable to a $14.9 million or 18.44% increase in the average balance of such borrowings outstanding, partially offset by a 23 basis point decrease in the weighted average rate paid. The increased amount of borrowings outstanding was used to fund the Company's investment growth program and the decrease in the weighted average rate paid was a result of the declining market rates.

         Provision for Loan Losses. A provision for loan losses is charged to earnings to maintain the total allowance at a level considered adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on periodic evaluation of the loan portfolio considering past experience, current economic conditions, volume, growth and composition of the loan portfolio and other relevant factors.

         The Company did not record a provision for possible losses on loans for the three months ended September 30, 1998, and September 30, 1997. The Company's total allowance for loan losses at September 30, 1998, and June 30, 1998, amounted to $1.9 million or 1.1% of the Company's total loan portfolio.

         Non-Interest Income. Total non-interest income increased $12 thousand or 13.33% during the three months ended September 30, 1998, when compared to the same period in 1997, primarily due to a $9 thousand increase in the service charges on deposits and a $3 thousand increase in other income including ATM fee and loan late charge income.

         Non-Interest Expense. Total non-interest expense decreased $65 thousand or 5.77% during the three months ended September 30, 1998, when compared to the same period in 1997.

         Compensation and employee benefits decreased $66 thousand or 8.72% during the quarter ended September 30, 1998, when compared to the same period in 1997. The decrease was primarily attributable to a $76 thousand decrease in Employee Stock Ownership Plan ("ESOP") amortization and Recognition and
Retention Plan ("RRP") expense partially offset by a $13 thousand increase relating to the Profit Sharing Plan.

         Other non-interest expense (e.g. director's compensation expense, advertising, provision for loss on real estate owned, legal expense, transfer agent expense, etc.) increased $9 thousand or 5.42% during the quarter ended September 30, 1998, when compared to the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES


         Net cash provided by operating activities totaled $612 thousand during the three months ended September 30, 1998. Net cash provided by operating activities was primarily comprised of $950 thousand of net income, which was partially offset by a $287 thousand net increase in accrued interest.

         Funds used for investing activities totaled $14.6 million during the three months ended September 30, 1998. Primary uses of funds during the three months ended September 30, 1998 include $68.2 million used for purchases of investment and mortgage-backed securities which was partially offset by $50.3 million of proceeds from repayments of investment and mortgage-backed securities and a $3.8 million decrease in net loans receivable.

         Funds provided by financing activities totaled $13.0 million for the three months ended September 30, 1998. Primary financial sources include a $16.8 million increase in other borrowings and a $2.6 million increase in Federal Home Loan Bank advances, which were partially offset by a $3.9 million decrease in deposits and a $2.4 million decrease in advance payments by borrowers for taxes and insurance. Financial institutions generally, including the Company, have experienced a certain degree of depositor disintermediation to other investment alternatives. Management believes that the degree of disintermediation experienced by the Company has not had a material impact on overall liquidity. As of September 30, 1998, $70.2 million or 42.6% of the Company's total deposits consisted of core deposits. Management has determined that it currently is maintaining adequate liquidity and is seeking to better match funding sources with lending and investment opportunities.

         The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through short-term borrowings. At September 30, 1998, the total approved loan commitments outstanding amounted to $2.0 million. At the same date commitments under unused lines of credit amounted to $8.0 million and the unadvanced portion of construction loans approximated $13.1 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1998, totaled $65.3 million. Management believes that a significant portion of maturing deposits will remain with the Company.

         Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances and other borrowings, to provide the cash utilized in investing activities. The Company has established a $15.0 million line of credit with the FHLB, which is scheduled to mature on March 25,1999, and is subject to various conditions, including the pledging and delivery of acceptable collateral. The primary purpose of the line of credit is to serve as a back-up liquidity facility for the Company, however, the Company may from time to time utilize the line of credit to purchase investment securities and fund other commitments. In addition, the Company has access to the Federal Reserve Bank discount window. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

          On October 27, 1998, the Company's Board of Directors declared a cash dividend of $0.16 per share payable November 19, 1998, to shareholders of record at the close of business on November 9, 1998. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that future dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

         As of September 30, 1998, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $32.8 million or 21.5% and $34.7 million or 22.7%, respectively, of total risk-weighted assets, and Tier I leverage capital of $32.8 million or 10.9% of average quarterly assets.

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

         The Company's nonperforming assets at September 30, 1998, totaled approximately $697 thousand or 0.22% of total assets as compared to $603 thousand or 0.21% of total assets as of June 30, 1998. Nonperforming assets at September 30, 1998, consisted of $481 thousand in commercial real estate loans, $144 thousand in single-family loans, and $72 thousand in consumer loans. Approximately $6 thousand of additional interest income would have been recorded during the three months ended September 30, 1998, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the quarter ended September 30, 1998.

YEAR 2000 COMPLIANCE

         The Company outsources substantially all of its data processing requirements and it is to a large extent dependent upon vendor cooperation for systems used in its day-to-day business. The Company, in conjunction with its vendors, is testing its computer systems and requiring representations from its vendors that the products provided are or will be year 2000 compliant. The Company has developed a plan of action to help ensure that its operational and financial systems will not be adversely affected by year 2000 software/hardware failures due to processing errors arising from calculations using the year 2000 date. All hardware and software products are expected to be compliant by the end of calendar 1998. In the unlikely event that the systems tested do not, in fact, operate properly when the year 2000 does arrive, all customer accounts, deposits and loans, as well as accounting systems, will be maintained manually to ensure business continuation while systems are being corrected. The Company does not expect material expenditures to be incurred to address the year 2000 issue. Based upon current estimates, the Company does not expect to incur more than $75 thousand (pre-tax) in Year 2000 remediation expenses. Any year 2000 compliance failures, which are currently unknown, could result in additional expenses or business disruption to the Company.

FORWARD LOOKING STATEMENTS

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

         Interest rate risk ("IRR") is the exposure of a banking organization's financial condition and net interest income to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value, however excessive levels of IRR can pose a significant threat to the Company's earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Company's safety and soundness.

         Evaluating a financial institution's exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization's quantitative level of exposure. When assessing the IRR management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity and, where appropriate, asset quality.

         The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on Interest-Rate Risk, effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing interest rate risk, which will form the basis for ongoing evaluation of the adequacy of interest-rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest rate risk. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls interest-rate risk. Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. For example, assume that an institution's assets carry intermediate- or long-term fixed rates and that those assets were funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution's interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution's profits could decrease on existing assets because the institution will either have lower net interest income or, possibly, net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing rate environment.

         Several techniques might be used by an institution to minimize interest rate risk. One approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the measurement of the Company's asset/liability gap - that is, the difference between the cash flow amounts of interest-sensitive assets and liabilities that will be refinanced (or repriced) during a given period. For example, if the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year, or longer period, the institution is in an asset-sensitive gap position. In this situation, net interest income would increase if market interest rates rose or decrease if market interest rates fell. If, alternatively, more liabilities than assets will reprice, the institution is in a liability-sensitive position. Accordingly, net interest income would decline when rates rose and increase when rates fell. Also, these examples assume that interest rate changes for assets and liabilities are of the same magnitude, whereas actual interest rate changes generally differ in magnitude for assets and liabilities.

         An institution could also manage interest rate risk by selling existing assets, repaying certain liabilities or matching repricing periods for new assets and liabilities (for example, by shortening terms of new loans or investments). A large portion of an institution's liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. Also, FHLB advances and wholesale borrowings have become increasingly important sources of liquidity for the Company. Financial institutions are also subject to prepayment risk in falling rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refund its obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Company's interest income and overall asset yields. An institution might also invest in more complex financial instruments intended to hedge, or otherwise change the interest rate risk of existing assets, liabilities, or anticipated transactions. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments often are used for this purpose. Because these instruments are sensitive to interest rate changes, they require management expertise to be effective. The Company has not purchased derivative financial instruments in the past and does not presently intend to purchase such instruments in the near future.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of September 30, 1998, based on the information and assumptions in the notes. The Company's assumptions are based on statistical data provided by a federal regulatory agency in the Company's market area, and are believed to be reasonable. The Company had no derivative financial instruments or trading portfolio as of September 30, 1998. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments. Substantially all of the Company's investment securities portfolio is comprised of callable government agency securities. From a risk management perspective, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant metric in analyzing the value of such instruments. Company borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

                                         EXPECTED MATURITY DATE-QUARTER ENDED SEPTEMBER 30,


                                                                                                   There-                    Fair
                                   1999           2000        2001         2002        2003        after       Total         Value
                                 --------       -------      -------     -------      ------      -------     --------      --------
ON-BALANCE SHEET
FINANCIAL INSTRUMENTS
Interest-earning assets:
  Loans receivable (1)(2)(3)(4)
  Fixed rate                     $ 31,004       $18,862      $13,391     $10,747      $7,697      $29,871     $111,572      $125,233
    Average interest rate            8.25%         7.96%        7.85%       7.80%       7.69%        7.50%
  Adjustable rate                  14,553         9,677        6,668       4,769       3,535        5,164       44,366       49,575
    Average interest rate(5)         7.93%         8.02%        8.13%       8.23%       8.33%        8.37%

  Mortgage-backed securities
  Fixed rate                            1           210            0         166       2,088       27,970       30,435       30,877
    Average interest rate            6.62%         6.40%           0%       7.21%       6.02%        7.01%
  Adjustable rate                       0             0            0           0           0       17,596       17,596       17,989
    Average interest rate(6)            0%            0%           0%          0%          0%        6.84%

  Investments(7)                   61,411             0            0           0       1,009       40,037      102,457      102,972
    Average interest rate            6.93%            0%           0%          0%       5.73%        6.31%

  Interest-bearing deposits           907             0            0           0           0            0          907          907
    Average interest rate            5.35%            0%           0%          0%          0%           0%
                                 --------       -------      -------     -------      ------      -------     --------      --------
        Total                    $107,876       $28,749      $20,059     $15,682     $14,329     $120,638     $307,333     $327,553

Interest-bearing liabilities:
  Interest-bearing deposits
   and escrows(8)(9)(10)           $91,415      $19,387      $19,387      $7,144      $7,144      $21,187     $165,664     $166,405
    Average interest rate             4.56%        3.93%        3.93%       3.51%       3.51%        2.34%

  Borrowings                        25,654            0        5,000      46,500           0       32,000      109,154      110,598
    Average interest rate             5.61%           0%        5.87%       5.75%          0%        5.07%
                                 --------       -------      -------     -------      ------      -------     --------      --------
        Total                     $117,069      $19,387      $24,387     $53,644      $7,144      $53,187     $274,818     $277,003


(1) Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.
(2) For single-family residential loans, assumes annual amortization and prepayment rate at 15% for adjustable rate loans, and 14% to 39% for fixed rate loans. For multi-family residential loans and other loans, assumes amortization and prepayment rate of 12%.
(3) For second mortgage loans, assumes annual amortization and prepayment rate of 18%.
(4) Consumer loans assumes amortization and prepayment rate of 13%.
(5) Substantially all of the Company's adjustable rate loans reprice on an annual basis based upon changes in the one-year constant maturity treasury index with various market based annual and lifetime interest rate caps and floors.
(6) Substantially all of the Company's adjustable rate mortgage-backed securities reprice on a monthly basis based upon changes in the one month LIBOR index with various lifetime caps and floors.

(7) Totals include the Company's investment in Federal Home Loan Bank stock. Amounts adjusted to reflect investment securities called through October 31, 1998, totaling approximately $30.9 million and $23.0 million expected to be called by December 31, 1998.
(8) For regular savings accounts, assumes an annual decay rate of 17% for three years or less, 16% for more than three through five years and 14% for more than five years.
(9) For NOW accounts, assumes an annual decay rate of 37% for one year or less, 32% for more than one through three years and 17% for more than three years.
(10) For money market deposit accounts, assumes an annual decay rate of 79% for one year or less and 31% for more than one year.


         The Company's investment securities increased from $85.9 million at June 30, 1998, to $102.4 million at September 30, 1998. The $16.5 million or 19.2% increase was primarily attributable to investment security purchases of $61.3 million, partially offset by $19.7 million of callable government agency bonds called and $20.6 million of commercial paper maturities during the quarter ended September 30, 1998. The Savings Bank's interest-bearing deposits and escrows remained constant at $163.5 million at June 30, 1998, and September 30, 1998. Borrowings increased from $89.7 million at June 30, 1998, to $109.2 million at September 30, 1998. The $19.4 million or 21.63% increase was primarily attributable to the purchase of securities through the use of borrowings under the Company's investment growth program. The Company intends to continue to pursue its investment growth program, as market conditions permit, according to parameters discussed under "Asset and Liability Management".

         The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 1998.


                            Anticipated Transactions
                            ------------------------
Undisbursed construction and
    Land development loans
      Fixed rate                                    $     4,700
                                                           8.63%
      Adjustable rate                                     8,364
                                                           9.45%
Undisbursed lines of credit
      Adjustable rate                                     8,034
                                                           9.11%
Loan origination commitments
      Fixed rate                                          1,589
                                                           8.83%
      Adjustable rate                                       400
                                                           8.43%
Letters of credit
      Adjustable rate                                        45
                                                           11.5%
                                                     ----------
                                                     $   23,132

         The Company believes that there were no material changes to the Company's anticipated transactions during the quarter ended September 30, 1998.

PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings

              The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS.

ITEM 2.       Changes in Securities

              Not applicable.

ITEM 3.       Defaults Upon Senior Securities

              Not applicable.

ITEM 4.       Submission of Matters to a Vote of Security Holders

              (a) An annual  meeting of  stockholders  was held on  October  27,
                  1998.

              (b) Not applicable.

              (c) Two matters were voted upon at the annual stockholder  meeting held on October 27, 1998: Item 1: Proposal to elect three directors for a four-year term or until their successors are elected and qualified; Item 2: Proposal to ratify the appointment by the Board of Directors of S. R. Snodgrass, A.C. as the Company's independent auditors for the fiscal year ending June 30, 1999.

                  Each of the two proposals received stockholder approval. The voting record with respect to each item voted upon is enumerated below:


                       Nominee
 Item Number      (If Applicable)             FOR         AGAINST       ABSTAIN
 -----------      ---------------             ---         -------       -------

      1           David L. Aeberli         3,037,743       256,244
                  John M. Seifarth         3,034,001       259,986
                  Margaret VonDerau        3,043,093       250,894

      2           Election of Auditors     3,276,287         9,666        8,034


                  There were no broker non-votes cast with respect to any matter voted upon.

              (d) Not applicable.

ITEM 5.       Other Information

              The Company has previously reported that Robert C. Sinewe, the former President and Chief Executive Officer of the Company and the Savings Bank, had terminated his service with the Company and the Savings Bank on June 19, 1998. The Company previously characterized Mr. Sinewe's termination as his retirement. However, Mr. Sinewe has objected to this reference and has stated that his resignation was at the request of the Board of Directors. The Board requested Mr. Sinewe's resignation due to its dissatisfaction with his job performance as well as the Board's loss of confidence in his ability to lead the Company in the future.

              As previously disclosed, the Company and Mr. Sinewe negotiated and entered into a Severance and Release Agreement, dated June 19, 1998, pursuant to which Mr. Sinewe resigned as an officer, employee and director of the Company and the Savings Bank and the Company agreed to pay Mr. Sinewe an aggregate of $556,200, payable in a lump sum payment of $135,000 and $421,200, payable in 72 equal semi-monthly installments through June 30, 2001, in lieu of any rights or benefits due Mr. Sinewe pursuant to his employment agreement or otherwise as a result of his employment. The Company recorded this entire expense during the year ended June 30, 1998. A copy of the Severance and Release Agreement is attached as an exhibit to this Form 10-Q.

ITEM 6.       Exhibits and Reports on Form 8-K

              (a) The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

                      Number            Description
                      ------            -----------
                        10.1            Employment Agreement between
                                        WVS Financial Corp. and David J.
                                        Bursic*

                        10.2            Employment Agreement between
                                        WVS Financial Corp. and Margaret
                                        VonDerau*

                        10.3            Employment Agreement between
                                        WVS Financial Corp. and Edward M.
                                        Wielgus*

                        10.4 Severance and Release Agreement between WVS Financial Corp. and Robert C. Sinewe*

                         27             Financial Data Schedule

*Management Contract or Compensatory Plan or Arrangement.

               (b) The Company filed a Current Report on Form 8-K, dated July 29, 1998, reporting under Item 5 that the Company's Board of Directors authorized the repurchase of up to 183,156 shares, or approximately five percent, of the Company's outstanding common stock. Repurchases are authorized to be made during the next twelve months as market conditions warrant. All repurchased shares will be held as treasury stock and may be reserved for issuance pursuant to the Company's stock benefit plans.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      WVS FINANCIAL CORP.



November 6, 1998                              BY:     /s/David J. Bursic
----------------                                      ------------------
Date                                                  David J. Bursic
                                                      President and Chief
                                                      Executive Officer
                                                      (Principal Executive and
                                                      Financial Officer)