Form 10-Q
period 1998-12-31
WVS FINANCIAL CORP
filed 1999-02-11
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Pennsylvania                             25-1710500
        -------------------------------              ----------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification Number)

                 9001 Perry Highway
            Pittsburgh, Pennsylvania                         15237
        -------------------------------                   ----------
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

         Shares outstanding as of February 9, 1999 : 3,365,648 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

                                      INDEX

PART I.                    Financial Information
-------                    ---------------------

Item 1.                    Financial Statements

                           Consolidated Statements of Financial
                           Condition as of December 31, 1998
                           and June 30, 1998 (Unaudited)

                           Consolidated Statements of Income
                           for the Three and Six Months Ended
                           December 31, 1998 and 1997 (Unaudited)

                           Consolidated Statements of Cash Flows
                           for the Six Months Ended December 31,
                           1998 and 1997 (Unaudited)

                           Consolidated Statements of Changes in
                           Stockholders' Equity for the Six Months
                           Ended December 31, 1998 (Unaudited)

                           Notes to Unaudited Consolidated
                           Financial Statements

Item 2.                    Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations for the Three and Six Months
                           Ended December 31, 1998

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II.                   Other Information
--------                   -----------------

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

                                    WVS FINANCIAL CORP. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                (UNAUDITED)
                                              (in thousands)

                                                                 December 31, 1998          June 30, 1998
                                                                 -----------------          -------------
          Assets
Cash and due from banks                                              $     843                $     699
Interest-earning demand deposits                                         4,075                    1,807
Investment securities available-for-sale (amortized cost of
   $14,212 and $17,481)                                                 14,268                   17,519
Investment securities held-to-maturity (market value of
   $56,889 and $63,996)                                                 56,927                   63,749
Mortgage-backed securities available-for-sale (amortized cost of
   $12,842 and $18,842)                                                 13,023                   19,041
Mortgage-backed securities held-to-maturity (market value of
   $68,061 and $27,777)                                                 67,586                   27,273
Federal Home Loan Bank stock, at cost                                    6,195                    4,675
Net loans receivable                                                   152,537                  157,737
Accrued interest receivable                                              2,527                    2,414
Real estate owned                                                           --                       --
Premises and equipment                                                   1,165                    1,179
Deferred taxes and other assets                                          1,238                      961
                                                                     ---------                ---------
          TOTAL ASSETS                                               $ 320,384                $ 297,054
                                                                     =========                =========

          Liabilities and Stockholders' Equity
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                     $   8,654                $   7,528
   NOW accounts                                                         16,930                   15,347
   Savings accounts                                                     36,245                   37,966
   Money market accounts                                                11,871                   13,259
   Certificates of deposit                                              95,088                   93,570
                                                                     ---------                ---------
    Total savings deposits                                             168,788                  167,670
Federal Home Loan Bank advances                                        101,500                   88,857
Other borrowings                                                        12,150                      889
Advance payments by borrowers for taxes and insurance                    2,060                    3,312
Accrued interest payable                                                 1,845                    1,874
Other liabilities                                                        1,450                    1,474
                                                                     ---------                ---------
     TOTAL LIABILITIES                                                 287,793                  264,076

                                    WVS FINANCIAL CORP. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                (UNAUDITED)
                                              (in thousands)
                                                (continued)

                                                                 December 31, 1998          June 30, 1998
                                                                 -----------------          -------------
Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                              --                       --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,663,600 and 3,617,120 shares issued, respectively, and
   3,539,746 and 3,617,120 outstanding, respectively                        37                       36
Additional paid-in capital                                              18,958                   18,386
Treasury stock: 123,854 shares at cost                                  (1,893)                      --
Retained earnings, substantially restricted                             15,985                   15,143
Unallocated shares - Recognition and Retention Plans                      (380)                    (432)
Unallocated shares - Employee Stock Ownership Plan                        (272)                    (312)
                                                                     ---------                ---------
                                                                        32,435                   32,821
Unrealized gain (loss) on available-for-sale securities                    156                      157
                                                                     ---------                ---------
     TOTAL STOCKHOLDERS' EQUITY                                         32,591                   32,978
                                                                     ---------                ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 320,384                $ 297,054
                                                                     =========                =========

           See accompanying notes to consolidated financial statements.

                                          WVS FINANCIAL CORP. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (UNAUDITED)
                                        (in thousands, except per share data)


                                                             Three Months Ended               Six Months Ended
                                                                December 31,                     December 31,
                                                       ----------------------------      ---------------------------
                                                            1998            1997             1998            1997
                                                       ------------     -----------      -----------     -----------
INTEREST AND DIVIDEND INCOME:
     Loans                                              $     3,189     $     3,300      $     6,378     $     6,565
     Investment securities                                    1,339           1,482            2,820           3,050
     Mortgage-backed securities                               1,069             623            1,857           1,265
     Interest-earning deposits with other
         institutions                                            16              21               32              35
     Federal Home Loan Bank stock                                97              58              178             119
                                                       ------------     -----------      -----------     -----------
          Total interest and dividend income                  5,710           5,484           11,265          11,034
                                                       ------------     -----------      -----------     -----------

INTEREST EXPENSE:
     Deposits                                                 1,662           1,751            3,351           3,535
     Borrowings                                               1,544           1,179            2,886           2,357
     Advance payments by borrowers for
         taxes and insurance                                      7               9               15              16
                                                       ------------     -----------      -----------     -----------
           Total interest expense                             3,213           2,939            6,252           5,908
                                                       ------------     -----------      -----------     -----------

NET INTEREST INCOME                                           2,497           2,545            5,013           5,126
PROVISION FOR LOAN LOSSES                                        --            (120)              --            (120)
                                                       ------------     -----------      -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           2,497           2,665            5,013           5,246
                                                       ------------     -----------      -----------     -----------

NON-INTEREST INCOME:
     Service charges on deposits                                 75              58              137             110
     Investment securities gains, net                            36              --               36              --
     Other                                                       51              48               91              86
                                                       ------------     -----------      -----------     -----------
          Total non-interest income                             162             106              264             196
                                                       ------------     -----------      -----------     -----------

                                         WVS FINANCIAL CORP. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (UNAUDITED)
                                        (in thousands, except per share data)
                                                     (continued)


                                                            Three Months Ended                Six Months Ended
                                                                December 31,                     December 31,
                                                       ----------------------------      ---------------------------
                                                            1998            1997             1998            1997
                                                       ------------     -----------      -----------     -----------
NON-INTEREST EXPENSE:
     Salaries and employee benefits                             717             913            1,408           1,670
     Occupancy and equipment                                     90             104              184             207
     Deposit insurance premium                                   25              28               51              55
     Data processing                                             42              42               88              84
     Correspondent bank service charges                          32              29               61              60
     Other                                                      207             200              382             366
                                                       ------------     -----------      -----------     -----------
          Total non-interest expense                          1,113           1,316            2,174           2,442
                                                       ------------     -----------      -----------     -----------
INCOME BEFORE INCOME TAXES                                    1,546           1,455            3,103           3,000
INCOME TAXES                                                    563             459            1,170           1,069
                                                       ------------     -----------      -----------     -----------

NET INCOME                                              $       983     $       996      $     1,933     $     1,931
                                                        ===========     ===========      ===========     ===========
EARNINGS PER SHARE:
     Basic                                              $      0.28     $      0.29      $      0.54     $      0.57
     Diluted                                            $      0.28     $      0.28      $      0.54     $      0.55
AVERAGE SHARES OUTSTANDING:
     Basic                                                3,514,727       3,419,243        3,548,647       3,413,442
     Diluted                                              3,545,577       3,548,146        3,579,898       3,539,809

          See accompanying notes to consolidated financial statements.

                                WVS FINANCIAL CORP. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                          (in thousands)

                                                                            Six Months Ended
                                                                               December 31,
                                                                        ------------------------
                                                                           1998           1997
                                                                        ---------      ---------
OPERATING ACTIVITIES

Net income                                                              $   1,933      $   1,931
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan and real estate owned losses                             --           (120)
   Gain on sale of investments and mortgage-backed securities                 (36)            --
   Depreciation and amortization, net                                          59             67
   Amortization of discounts, premiums and deferred loan fees                  (6)           (29)
   Amortization of ESOP, RRP and deferred and unearned
      compensation                                                            175            429
   (Increase) decrease in accrued interest receivable                        (113)           360
   (Decrease) increase in accrued interest payable                            (28)           154
   Increase in accrued and deferred taxes                                    (141)          (119)
   Other, net                                                                 110            290
                                                                        ---------      ---------
         Net cash provided by operating activities                          1,953          2,963
                                                                        ---------      ---------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                (26,908)       (11,680)
   Proceeds from repayments of investments and mortgage-backed
      securities                                                           35,235          4,707
   Proceeds from sale of investments and mortgage-backed securities           905          2,192
Held-to-maturity:
   Purchases of investments and mortgage-backed securities               (116,596)       (47,620)
   Proceeds from repayments of investments and mortgage-backed
   securities                                                              83,317         57,052
Decrease (increase) in net loans receivable                                 5,066         (2,842)
Sale of Real Estate Owned                                                      --             --
(Increase) decrease in FHLB stock                                          (1,520)            55
Purchases of premises and equipment                                           (45)            (7)
                                                                        ---------      ---------
         Net cash (used for) provided by investing activities             (20,546)         1,857
                                                                        ---------      ---------

                                WVS FINANCIAL CORP. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                          (in thousands)

                                                                            Six Months Ended
                                                                               December 31,
                                                                         -----------------------
                                                                           1998           1997
                                                                         --------       --------
FINANCING ACTIVITIES

Net (decrease) increase in transaction and passbook accounts                 (400)           499
Net increase (decrease) in certificates of deposit                          1,518         (4,246)
Net increase (decrease) in FHLB borrowings                                 12,643           (425)
Net increase in other borrowings                                           11,260            388
Net decrease in advance payments by borrowers for taxes and
   insurance                                                               (1,251)        (1,297)
Net proceeds from issuance of common stock                                    232             63
Funds used for purchase of treasury stock                                  (1,893)            --
Cash dividends paid                                                        (1,104)          (839)
                                                                         --------       --------
         Net cash provided by (used for) financing activities              21,005         (5,857)
                                                                         --------       --------

         Increase (decrease) in cash and cash equivalents                   2,412         (1,037)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                        2,506          2,570
                                                                         --------       --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                           $  4,918       $  1,533
                                                                         ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                       $  6,281       $  5,752
      Income taxes                                                       $  1,368       $  1,181



          See accompanying notes to consolidated financial statements.

                                                 WVS FINANCIAL CORP. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)
                                                           (in thousands)
                                                                                                   Accum.
                                                                                    Unallocated    Other        Retained
                                          Additional                 Unallocated       Shares     Compre-       Earnings-
                                Common     Paid-In      Treasury      Shares Held     Held by     hensive    Substantially
                                 Stock     Capital        Stock         by ESOP         RRP        Income      Restricted     Total
                                 -----     -------        -----         -------         ---        ------      ----------     -----
Balance at June 30, 1998       $   36     $18,386   $       ---    $      (312)   $     (432)    $    157       $15,143     $32,978

Comprehensive income:

   Net Income                                                                                                     1,933       1,933
   Other comprehensive
     income:
      Change in unrealized
          holding gains on
          securities                                                                                   (1)                       (1)
                                                                                                                            -------
Comprehensive income                                                                                                          1,932

Purchase of shares for
   treasury stock                                        (1,893)                                                             (1,893)

Release of earned
   Employee Stock
   Ownership Plan (ESOP)
   shares                                      84                           40                                                  124

Accrued compensation
   expense for Recognition
   And Retention Plans
   (RRP)                                                                                  52                                     52

Exercise of stock options           1         231                                                                               232

Tax benefit from exercise
   of stock options                           257                                                                               257

Cash dividends declared
   ($0.32 per share)                                                                                             (1,091)     (1,091)
                               ------     -------   --------       -----------    ----------     --------       -------     -------
Balance at December 31,
   1998                        $   37     $18,958   $ (1,893)      $      (272)   $     (380)    $    156       $15,985     $32,591
                               ======     =======   ========       ===========    ==========     ========       =======     =======
Components of
comprehensive income:
  Change in net unrealized
   gain on investment
   securities held for sale                                                                           (13)
  Realized losses included
   in net income, net of tax                                                                           12
                                                                                                 --------
Total                                                                                                  (1)
                                                                                                 ========

          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       EARNINGS PER SHARE
         ------------------

         The following table sets forth the computation of basic and diluted earnings per share.

                                        Three Months Ended                 Six Months Ended
                                            December 31,                      December 31,
                                   ----------------------------      ----------------------------
                                       1998             1997             1998             1997
                                   -----------      -----------      -----------      -----------
Weighted average common
 shares outstanding                  3,663,204        3,496,574        3,660,162        3,496,013

Average treasury stock
 shares                                (91,465)            --            (52,482)            --

Average unearned ESOP
 shares                                (57,012)         (77,331)         (59,033)         (82,571)
                                   -----------      -----------      -----------      -----------

Weighted average common
 shares and common stock
 equivalents used to
 calculate basic earnings per
 share                               3,514,727        3,419,243        3,548,647        3,413,442

Additional common stock
 equivalents (stock options)
 used to calculate
 diluted earnings per share             30,850          128,903           31,251          126,367
                                   -----------      -----------      -----------      -----------
Weighted average common
 shares and common stock
 equivalents used to calculate
 diluted earnings per share          3,545,577        3,548,146        3,579,898        3,539,809
                                   ===========      ===========      ===========      ===========

Net income                         $   983,321      $   996,073      $ 1,933,443      $ 1,930,764
                                   ===========      ===========      ===========      ===========

Earnings per share:
     Basic                         $      0.28      $      0.29      $      0.54      $      0.57
     Diluted                       $      0.28      $      0.28      $      0.54      $      0.55
                                   ===========      ===========      ===========      ===========

3.       RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement No. 130 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. It requires that all items are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is presented with the same prominence as other financial statements. Statement No. 130 requires that companies (1) classify items of other comprehensive income by their nature in a financial statement and (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. Statement No. 133 precludes a held-to-maturity security from being designated as a hedged item, however, at the date of initial application of this statement, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. This statement applies prospectively for all fiscal quarters of all years beginning after June 15, 1999. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of this statement.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998



GENERAL

         WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

         West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. Originally organized under Pennsylvania law in 1908 as West View Building Loan Association, West View changed its name to West View Savings and Loan Association in 1954. In June 1992, West View converted from a
Pennsylvania-chartered mutual savings and loan association to a Pennsylvania-chartered mutual savings bank. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 1998.

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



FINANCIAL CONDITION


         The Company's assets totaled $320.4 million at December 31, 1998, as compared to $297.1 million at June 30, 1998. The $23.3 million or 7.9% increase in total assets was primarily comprised of a $24.2 million or 19.0% increase in investment and mortgage-backed securities, including Federal Home Loan Bank ("FHLB") stock and a $2.3 million increase in interest-earning demand deposits, which were partially offset by a $5.2 million or 3.3% decrease in net loans receivable. The Company's investment securities decreased from $85.9 million to $77.4 million while mortgage-backed securities increased from $46.3 million to $80.6 million from June 30 to December 31, 1998. These changes were primarily attributable to higher interest yields on mortgage-backed securities over other investment securities. The Company's loans receivable decreased from $157.7 million at June 30, 1998, to $152.5 million at December 31, 1998. The $5.2 million decrease was primarily due to lower levels of loan originations and increased volumes of refinancings as a result of lower market interest rates on loans.

         The Company's total liabilities increased $23.7 million or 8.9% to $287.8 million as of December 31, 1998, from $264.1 million as of June 30, 1998. The $23.7 million increase in total liabilities was primarily comprised of a $23.9 million increase in Federal Home Loan Bank advances and other borrowings and a $1.1 million or 0.7% increase in deposits which were partially offset by a $1.3 million decrease in advance payments by borrowers for taxes and insurance. The Savings Bank's interest-bearing deposits increased from $167.7 million at June 30, 1998, to $168.8 million at December 31, 1998. FHLB advances and other borrowings increased from $89.7 million at June 30, 1998, to $113.6 million at December 31, 1998, primarily as a result of the Company's investment growth program.

         Total stockholders' equity decreased $387 thousand or 1.2% to $32.6 million as of December 31, 1998, from $33.0 million as of June 30, 1998, primarily due to $1.1 million in cash dividends declared on the Company's common stock which was partially offset by proceeds from stock option exercises and ESOP plan share releases. Company net income of $1.9 million was used to fund common stock repurchases of approximately $1.9 million.



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

          The Company has continued its investment growth program, originally initiated in the third quarter of fiscal 1994, in order to realize additional net interest income. Under this strategy, a longer-term callable or noncallable investment security, or mortgage-backed security, is purchased and funded through the use of short-term non-deposit liabilities, such as FHLB advances and short-term borrowings. With this strategy, the Company increases its net interest income, but also faces the risk, during periods of rising market interest rates, that it may experience a decline in net interest income if the rate paid on its various borrowings rises above the rate earned on the investment security purchased. In order to mitigate this exposure, the Board has placed certain restrictions on the investment growth program, including: (1) the average outstanding daily balance of total borrowings, computed quarterly, may not exceed approximately $125.0 million; (2) suitable investments shall be restricted to those meeting the credit quality criteria outlined in the Company's investment policy; (3) each security purchased shall initially yield a minimum of seventy-five basis points above the incremental rate paid on short-term borrowings, at the time of purchase and (4) the Company's total borrowed funds position may not exceed $150.0 million. In most cases, the initial yield spread earned on investment security purchases exceeded approximately one hundred and thirty basis points.

          During the six months ended December 31, 1998, the Company increased its mortgage-backed securities holdings by $34.3 million. At December 31, 1998, the Company held $80.1 million of mortgage-backed securities with an approximate yield of 6.71%. The mortgage-backed securities purchases were made in order to mitigate the principal calls on the Company's callable bond portfolio and earn a higher yield with an expected average life profile comparable to longer-term callable agency bonds.

         During the three months ended December 31, 1998, the Company increased its fixed-rate mortgage-backed securities portfolio by $32.7 million or 107.6%. Mortgage-backed securities purchases during the quarter ended December 31, 1998, totaled approximately $40.6 million with an estimated weighted average purchase yield of 6.48% and an estimated weighted average life of approximately 3.5 years. The Company believes that the mortgage-backed securities sector provided the best relative value, as compared to other investment alternatives, due to the high degree of interest rate volatility during the quarter. Yields on the Company's mortgage-backed security purchases generally exceeded yields on comparable mortgage products in the local market area with shorter projected average lives and durations.

         During the six months ended December 31, 1998, the Company increased its commercial paper holdings by $10.4 million. At December 31, 1998, the Company held $12.8 million of commercial paper with an approximate yield of 6.2%. The commercial paper purchases were made in order to capitalize on seasonally high calendar year end commercial paper rates and for liquidity management.

         During the six months ended December 31, 1998, the Company borrowed approximately $62.4 million in various short-term borrowings from the FHLB with a weighted average rate of 5.14% and incurred $49.1 million in other borrowings with a weighted average rate of 5.22%. During the six months ended December 31, 1998, the Company repaid $49.8 million of FHLB advances and $37.9 million of other borrowings. Due to a decline in market interest rates during the six months ended December 31, 1998, the Company shortened the maturity structure of its incremental borrowings to reduce its cost of funds and to better match the maturities of its borrowings with the possible early repayment of a portion of its investment portfolio.

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

         As of December 31, 1998, the implementation of these asset and liability management initiatives resulted in the following: (1) an aggregate of $50.8 million or 33.3% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months; (2) $17.3 million or 21.4% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were secured by floating rate securities; (3) $13.1 million or 18.4% of the Company's investment securities portfolio had scheduled maturities of one year or less; and (4) $58.0 million or 81.9% of the Company's investment securities portfolio was comprised of callable bonds.

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

         The Company's one year cumulative interest rate sensitivity gap is estimated at a positive 0.7% of total assets at December 31, 1998, as compared to a negative 13.3% at June 30, 1998, in each instance, based on certain assumptions by management with respect to the repricing of certain assets and liabilities. At December 31, 1998, the Company's interest-earning assets maturing or repricing within one year totaled $127.1 million while the Company's interest-bearing liabilities maturing or repricing within one year totaled $124.7 million, providing an excess of interest-earning assets over interest-bearing liabilities of $2.4 million. At December 31, 1998, the percentage of the Company's assets to liabilities maturing or repricing within one year was 1.02%.


RESULTS OF OPERATIONS


          General. WVS reported net income of $983 thousand and $1.9 million for the three and six months ended December 31, 1998. Net income decreased by $13 thousand or 1.3% for the three months ended December 31, 1998, when compared to the same period in 1997. The decrease was primarily attributable to the absence of a $120 thousand recovery in the provision for loan losses due to the payoff of a commercial loan participation in the quarter ended December 31, 1997, a $104 thousand increase in income tax expense and a $48 thousand decrease in net interest income, which was partially offset by a $203 thousand decrease in non-interest expense and a $56 thousand increase in non-interest income. Net income increased by $2 thousand or 0.1% for the six months ended December 31, 1998, when compared to the same period in 1997. The $2 thousand or 0.1% increase in net income was principally the result of the absence of a $120 thousand recovery in the provision for loan losses due to the payoff of a commercial loan participation in December 1997, a $113 thousand decrease in net interest income, and a $101 thousand increase in income tax expense which partially offset a $264 thousand decrease in non-interest expense and a $72 thousand increase in non-interest income. The decrease in non-interest expense for the six months ended December 31, 1998, was primarily attributable to reduced discretionary Employee Stock Ownership Plan ("ESOP") contributions and lower Recognition and Retention Plan ("RRP") expenses. The $72 thousand increase in non-interest income for the six months ended December 31, 1998, was principally due to a $27 thousand increase in service charges on deposits and a $36 thousand net gain on the sale of investment securities. The $113 thousand decrease in net interest income was primarily attributable to lower yields on interest-earning assets due to sharply reduced long-term market interest rates and a less than proportional reduction in short-term rates paid on borrowings.

           Net Interest Income. The Company's net interest income decreased by $48 thousand or 1.9% for the three months ended December 31, 1998, when compared to the same period in 1997. The decrease resulted from a $226 thousand or 4.1% increase in interest income which was offset by a $274 thousand or 9.3% increase in interest expense. For the six months ended December 31, 1998, net interest income decreased by $113 thousand or 2.2%, when compared to the same period in 1997. The decrease resulted from a $231 thousand or 2.1% increase in interest income which was offset by a $344 thousand or 5.8% increase in interest expense.

           Interest Income. Interest on mortgage-backed securities increased by $446 thousand or 71.6% for the three months ended December 31, 1998, when compared to the same period in 1997. The increase was attributable to a $31.2 million increase in the average balance of mortgage-backed securities outstanding, partially offset by a 53 basis point decrease in the weighted average yield earned on mortgage-backed securities for the three months ended December 31, 1998, when compared to the same period in 1997. Interest on mortgage-backed securities increased $592 thousand or 46.8% for the six months ended December 31, 1998. The increase was primarily attributable to a $20.8 million increase in the average balance of mortgage-backed securities outstanding partially offset by a 45 basis point decrease in the weighted average yield earned on mortgage-backed securities for the six months ended December 31, 1998, when compared to the same period in 1997. During the quarter ended December 31, 1998, the Company increased its mortgage-backed securities portfolio to capitalize on attractive sector yield levels in comparison to other investment securities.

          Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock ("other investment securities") decreased by $109 thousand or 7.0% for the three months ended December 31, 1998, when compared to the same period in 1997. The decrease was primarily attributable to a $5.1 million increase in the average balance of investment securities outstanding which was offset by a 92 basis point decrease in the weighted average yield earned on investment securities for the three months ended December 31, 1998, when compared to the same period in 1997. Interest on other investment securities decreased $174 thousand or 5.4% for the six months ended December 31, 1998, when compared to the same period in 1997. The decrease in interest income on investment securities was attributable to a $6.2 million increase in the average balance of investment securities outstanding which was offset by a 90 basis point decrease in the weighted average yield earned on investment securities for the six months ended December 31, 1998, when compared to the same period in 1997. The increases in the average balance of investment securities during both the three and six month periods ended December 31, 1998, were principally attributable to purchases of investment securities under the Company's investment growth program, and purchases of commercial paper which were made in order to capitalize on seasonally high calendar year end commercial paper rates and liquidity management. The decrease in the weighted average yield earned on investment securities was a result of the reduced long-term market interest rates.

           Interest on net loans receivable decreased by $111 thousand or 3.4% for the three months ended December 31, 1998, when compared to the same period in 1997. The decrease was attributable to a decrease of $8.0 million in the average balance of net loans receivable outstanding, which was partially offset by an increase of 13 basis points in the weighted average yield earned on net loans receivable for the three months ended December 31, 1998, when compared to the same period in 1997. Interest on net loans receivable decreased by $187 thousand or 2.9% for the six months ended December 31, 1998, when compared to the same period in 1997. The decrease was attributable to a $5.9 million decrease in the average balance of outstanding loans which was partially offset by a 7 basis point increase in the weighted average yield earned on outstanding loans for the six months ended December 31, 1998. The decreases in the average loan balance outstanding for the three and six months ended December 31, 1998, were primarily attributable to lower levels of mortgage loan originations and higher levels of loan prepayments due to a marked decline in long-term interest rates.

           Interest Expense. Interest expense on deposits and escrows decreased by $91 thousand or 5.2% and decreased by $185 thousand or 5.2% for the three and six months ended December 31, 1998, respectively, when compared to the same periods in 1997. The decrease in interest expense on deposits and escrows was principally attributable to a $1.6 million and $1.7 million decrease in the average balance of interest-bearing deposits and escrows and a 30 and 32 basis point decrease in the average yield paid on deposits and escrows for the three and six months ended December 31, 1998, respectively, when compared to the same period in 1997. The decrease in the average yield paid on deposits and escrows was due to lower market interest rates, when compared to the same period in 1997.

           Interest expense on FHLB advances and other borrowings increased by $365 thousand and $529 thousand for the three and six months ended December 31, 1998, respectively, when compared to the same periods in 1997. The increase associated with both periods is primarily attributable to funding the Company's investment growth program.

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

           The Company did not record a provision for possible losses on loans for the three and six months ended December 31, 1998, respectively. At December 31 and June 30, 1998, the Company's total allowance for loan losses amounted to $1.9 million or 1.2% of the Company's total loan portfolio.

           Non-Interest Income. Total non-interest income increased by $56 thousand and $68 thousand for the three and six months ended December 31, 1998, respectively, when compared to the same periods in 1997. The increase in non-interest income for the three months ended December 31, 1998, was primarily attributable to $36 thousand in net gains on the sale of investment securities and a $17 thousand increase in service charges on deposits. The increase in non-interest income for the six months ended December 31, 1998, was principally attributable to $36 thousand of net gains on the sale of investment securities and a $27 thousand increase in service charges on deposits.

           Non-Interest Expense. Total non-interest expense decreased $203 thousand or 15.4% and decreased $268 thousand or 11.0% for the three and six months ended December 31, 1998, respectively, when compared to the same periods in 1997.

           Compensation and employee benefits expense decreased $196 thousand or 21.5% and $262 thousand or 15.7% for the three and six months ended December 31, 1998, respectively, when compared to the same periods in 1997. The decrease was primarily attributable to reduced discretionary ESOP contributions and lower RRP expenses in 1998.

         Income Tax Expense. Income tax expense increased by $104 thousand or 22.7% and $101 thousand or 9.5% for the three and six months ended December 31, 1998, respectively, when compared to the same periods in 1997. The change in income tax expense, for both periods, was attributable to increased taxable income during the three and six months ended December 31, 1998.



LIQUIDITY AND CAPITAL RESOURCES


         Net cash provided by operating activities totaled $2.0 million during the six months ended December 31, 1998. Net cash provided by operating activities was primarily comprised of $1.9 million of net income.

         Funds used by investing activities totaled $20.5 million during the six months ended December 31, 1998. Primary uses of funds during the six months ended December 31, 1998, included $143.5 million for purchases of investment and mortgage-backed securities which was partially offset by $118.6 million of proceeds from repayments of investment and mortgage-backed securities and a $5.1 million decrease in net loans receivable.

         Funds provided by financing activities totaled $21.0 million for the six months ended December 31, 1998. Primary financial sources included a $23.9 million increase in FHLB advances and other borrowings and a $1.1 million increase in deposits which were partially offset by $1.9 million in purchases of treasury stock, a $1.3 million decrease in advance payments by borrowers for taxes and insurance and $1.1 million of cash dividends paid on the Company's common stock. Financial institutions generally, including the Company, have experienced a certain degree of depositor disintermediation to other investment alternatives. Management believes that the degree of disintermediation experienced by the Company has not had a material impact on overall liquidity. As of December 31, 1998, $73.7 million or 43.7% of the Company's total deposits consisted of core deposits. Management has determined that it currently is maintaining adequate liquidity and is seeking to better match funding sources with lending and investment opportunities.

         The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through short-term borrowings. At December 31, 1998, the total approved loan commitments outstanding amounted to $3.5 million. At the same date, commitments under unused lines of credit amounted to $8.0 million and the unadvanced portion of construction loans approximated $12.2 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1998, totaled $65.6 million. Management believes that a significant portion of maturing deposits will remain with the Company.

         Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances and other borrowings, to provide the cash utilized in investing activities. The Company has established a $25.0 million line of credit with the FHLB, which is scheduled to mature on February 9, 2000, and is subject to various conditions, including the pledging and delivery of acceptable collateral. The primary purpose of the line of credit is to serve as a back-up liquidity facility for the Company, however, the Company may from time to time utilize the line of credit to purchase investment securities and fund other commitments. In addition, the Company has access to the Federal Reserve Bank discount window. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

         On July 28, 1998, the Board of Directors authorized the repurchase of up to 183,156 shares, or approximately five percent, of the Company's outstanding common stock during the next twelve months. During the six months ended December 31, 1998, 123,854 shares of common stock were repurchased for approximately $1.9 million. The repurchased shares will be held in treasury stock and may be reserved for issuance pursuant to the Company's stock benefit plans.

         On December 23, 1998, the Company entered into an agreement with a shareholder to repurchase 197,478 shares of the Company's common stock. The Company anticipates purchasing 147,078 shares by the quarter ended March 31, 1999, and the remaining 50,400 shares no later than the quarter ended September 30, 1999. Aggregate consideration to be paid totals approximately $3.1 million. These shares are in addition to the stock buyback referenced above.

         On January 26, 1999, the Company's Board of Directors declared a cash dividend of $0.16 per share payable February 18, 1999, to shareholders of record at the close of business on February 8, 1999. Dividends will be subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

         As of December 31, 1998, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $32.4 million or 19.3% and $34.3 million or 20.4%, respectively, of total risk-weighted assets, and Tier I leverage capital of $32.4 million or 10.3% of average quarterly assets.

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

         The Company's nonperforming assets at December 31, 1998, totaled approximately $685 thousand or 0.2% of total assets as compared to $603 thousand or 0.2% of total assets as of June 30, 1998. Nonperforming assets at December 31, 1998, consisted of $480 thousand in commercial real estate loans, $92 thousand in single-family loans, $74 thousand in consumer loans, $23 thousand in land loans and $15 thousand in lines of credit. Approximately $13 thousand of additional interest income would have been recorded during the six months ended December 31, 1998, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the six months ended December 31, 1998.



YEAR 2000 COMPLIANCE


         The Company outsources substantially all of its data processing requirements and it is to a large extent dependent upon vendor cooperation for systems used in its day-to-day business. The Company, in conjunction with its vendors, is testing its computer systems and requiring representations from its vendors that the products provided are or will be year 2000 compliant. The Company has developed a plan of action to help ensure that its operational and financial systems will not be adversely affected by year 2000 software/hardware failures due to processing errors arising from calculations using the year 2000 date. Substantially all hardware and software products were compliant at December 31, 1998. In the unlikely event that the systems tested do not, in fact, operate properly when the year 2000 does arrive, all customer accounts, deposits and loans, as well as accounting systems, will be maintained manually to ensure business continuation while systems are being corrected. The Company has not and does not expect to incur material expenditures to address the year 2000 issue. Based upon current estimates, the Company does not expect to incur more than $75 thousand (pre-tax) in year 2000 remediation expenses. Any year 2000 compliance failures, which are currently unknown, could result in additional expenses or business disruption to the Company.


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

ITEM 3.

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

         The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on Interest Rate Risk, effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing interest rate risk, which will form the basis for ongoing evaluation of the adequacy of interest rate risk management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing interest rate risk. Specifically, the guidance emphasizes the need for active board of director and senior management oversight and a comprehensive risk-management process that effectively identifies, measures, and controls interest rate risk. Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. For example, assume that an institution's assets carry intermediate- or long-term fixed rates and that those assets were funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution's interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution's profits could decrease on existing assets because the institution will either have lower net interest income or, possibly, net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing-rate environment.

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

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1998, based on the information and assumptions in the notes. The Company's assumptions are based on statistical data provided by a federal regulatory agency in the Company's market area, and are believed to be reasonable. The

Company had no derivative financial instruments or trading portfolio as of December 31, 1998. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments. Substantially all of the Company's investment securities portfolio is comprised of callable government agency securities. From a risk management perspective, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant metric in analyzing the value of such instruments. Company borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

                                                       EXPECTED MATURITY DATE-QUARTER ENDED DECEMBER 31,
                                          --------------------------------------------------------------------
                                                                                                        There-               Fair
                                            1999        2000        2001        2002         2003       after     Total      Value
                                          -------     -------     -------     -------      ------      -------   --------   --------

ON-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest-earning assets:
  Loans receivable (1)(2)(3)(4)
  Fixed rate                              $28,815     $18,097     $12,957     $10,602      $7,738      $31,833   $110,042   $120,533
    Average interest rate                   8.14%       7.89%       7.79%       7.74%       7.64%        7.45%

  Adjustable rate                          14,126       9,565       6,717       4,893       3,687        5,437     44,425     47,723
    Average interest rate(5)                7.94%       8.02%       8.12%       8.21%       8.29%        8.33%
  Mortgage-backed securities
  Fixed rate                                  159         ---         ---         153       1,868       60,988     63,168     63,510
    Average interest rate                   6.41%       0.00%       0.00%       7.22%       6.02%        6.75%

  Adjustable rate                             ---         ---         ---         ---         ---       17,259     17,259     17,574
    Average interest rate(6)                0.00%       0.00%       0.00%       0.00%       0.00%        6.65%

  Investments(7)                           37,758         ---         ---         ---         ---       39,577     77,335     77,352
    Average interest rate                   6.31%       0.00%       0.00%       0.00%       0.00%        6.58%

  Interest-bearing deposits                 4,075         ---         ---         ---         ---          ---      4,075      4,075
    Average interest rate                   4.74%       0.00%       0.00%       0.00%       0.00%        0.00%
                                          -------     -------     -------     -------      ------      -------   --------   --------
        Total                            $84,933     $27,662     $19,674     $15,648     $13,293     $155,094    $316,304   $330,767


Interest-bearing liabilities:
  Interest-bearing deposits
   and escrows(8)(9)(10)                  $94,588     $19,695     $19,695      $7,486      $7,486      $21,898   $170,848   $171,380
    Average interest rate                   4.36%       3.67%       3.67%       3.34%       3.34%        2.13%

  Borrowings                               30,150         ---      30,000      21,500         ---       32,000    113,650    115,085
    Average interest rate                   5.43%       0.00%       5.75%       5.80%       0.00%        5.06%
                                          -------     -------     -------     -------      ------      -------   --------   --------
        Total                           $124,738     $19,695     $49,695     $28,986     $ 7,486      $53,898    $284,498   $286,465


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

(6) Substantially all of the Company's adjustable rate mortgage-backed securities reprice on a monthly basis based upon changes in the one month LIBOR index with various lifetime caps and floors.
(7) Totals include the Company's investment in Federal Home Loan Bank stock. Amounts adjusted to reflect investment securities called through December 31, 1998, totaling approximately $2.4 million and $22.6 million expected to be called by December 31, 1999.
(8) For regular savings accounts, assumes an annual decay rate of 17% for three years or less, 16% for more than three through five years and 14% for more than five years.
(9) For NOW accounts, assumes an annual decay rate of 37% for one year or less, 32% for more than one through three years and 17% for more than three years.
(10) For money market deposit accounts, assumes an annual decay rate of 79% for one year or less and 31% for more than one year.

         The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 1998.

                              Anticipated Transactions
                   -----------------------------------------
                   Undisbursed construction and
                       land development loans
                         Fixed rate                  $ 4,027
                                                        8.87%

                         Adjustable rate             $ 8,166
                                                        8.76%
                   Undisbursed lines of credit

                         Adjustable rate             $ 8,002
                                                        8.43%
                   Loan origination commitments
                         Fixed rate                  $ 1,743
                                                        7.43%

                         Adjustable rate             $ 1,718
                                                        8.25%
                   Unfunded security commitments
                         Fixed rate                  $ 3,000
                                                        6.75%
                   Letters of credit
                         Adjustable rate             $    45
                                                       11.50%
                                                     -------
                                                     $26,701

         The Company believes that there were no material changes to the Company's anticipated transactions during the six months ended December 31, 1998.

PART II - OTHER INFORMATION
---------------------------


ITEM 1.    Legal Proceedings
           -----------------

           The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

ITEM 2.    Changes in Securities
           ---------------------

           Not applicable.

ITEM 3.    Defaults Upon Senior Securities
           -------------------------------

           Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           The information required by this item is incorporated by reference to the Company's SEC Form 10-Q for the quarterly period ended September 30, 1998.

ITEM 5.    Other Information
           -----------------

           Not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K
           --------------------------------

                 (a) The following exhibit is filed as part of this form 10-Q, and this list includes the Exhibit Index.

                           Number            Description                    Page
                           ------            -----------                    ----
                             27        Financial Data Schedule               E-1


                 (b)       Not applicable.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                WVS FINANCIAL CORP.



February 9, 1999                BY:  /s/David J. Bursic
----------------                     ------------------
Date                                 David J. Bursic
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)