Form 10-Q
period 1999-03-31
WVS FINANCIAL CORP
filed 1999-05-12
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                             25-1710500
    -----------------------------                 ---------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)               Identification Number)


         9001 Perry Highway
      Pittsburgh, Pennsylvania                      15237
       ---------------------                     ------------
       (Address of principal                      (Zip Code)
        executive offices)

                                   (412) 364-1911
                          ---------------------------------
                           (Registrant's telephone number,
                              including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

     Shares outstanding as of May 7, 1999: 3,219,209 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

                                      INDEX

PART I.         Financial Information                             Page
-------         ---------------------                             ----

Item 1.         Financial Statements

                Consolidated Statements of Financial
                Condition as of March 31, 1999
                and June 30, 1998 (Unaudited)                       3

                Consolidated Statements of Income
                for the Three and Nine Months Ended
                March 31, 1999 and 1998 (Unaudited)                 4

                Consolidated Statements of Cash Flows
                for the Nine Months Ended March 31,
                1999 and 1998 (Unaudited)                           5

                Consolidated Statements of Changes in
                Stockholders' Equity for the Nine Months
                Ended March 31, 1999 (Unaudited)                    7

                Notes to Unaudited Consolidated
                Financial Statements                                8

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations for the Three and Nine Months
                Ended March 31, 1999                               10

Item 3.         Quantitative and Qualitative Disclosures
                about Market Risk                                  18

PART II.        Other Information                                 Page
--------        -----------------                                 ----

Item 1.         Legal Proceedings                                  22
Item 2.         Changes in Securities                              22
Item 3.         Defaults upon Senior Securities                    22
Item 4.         Submission of Matters to a Vote of
                Security Holders                                   22
Item 5.         Other Information                                  22
Item 6.         Exhibits and Reports on Form 8-K                   22
                Signatures                                         23

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                                 (in thousands)

                                                             March 31, 1999   June 30, 1998
                                                              -----------      -----------
          Assets
Cash and due from banks                                         $     808      $       699
Interest-earning demand deposits                                      713            1,807
Investment securities available-for-sale
   (amortized cost of $1,381 and $17,481)                           1,399           17,519
Investment securities held-to-maturity
   (market value of $74,540 and $63,996)                           75,278           63,749
Mortgage-backed securities available-for-sale
   (amortized cost of $10,263 and $18,842)                         10,396           19,041
Mortgage-backed securities held-to-maturity
   (market value of $64,889 and $27,777)                           64,662           27,273
Federal Home Loan Bank stock, at cost                               6,195            4,675
Net loans receivable                                              159,703          157,737
Accrued interest receivable                                         2,081            2,414
Real estate owned                                                      --               --
Premises and equipment                                              1,171            1,179
Deferred taxes and other assets                                       959              961
                                                              -----------      -----------
          TOTAL ASSETS                                          $ 323,365      $   297,054
                                                              ===========      ===========
(continued)

                                                             March 31, 1999   June 30, 1998
                                                              -----------      -----------
          Liabilities and Stockholders' Equity
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                $   8,284      $     7,528
   NOW accounts                                                    16,259           15,347
   Savings accounts                                                38,056           37,966
   Money market accounts                                           11,775           13,259
   Certificates of deposit                                         94,484           93,570
                                                              -----------      -----------
     Total savings deposits                                       168,858          167,670
Federal Home Loan Bank advances                                   108,500           88,857
Other borrowings                                                   10,779              889
Advance payments by borrowers for taxes and insurance               2,382            3,312
Accrued interest payable                                            2,090            1,874
Other liabilities                                                   1,882            1,474
                                                              -----------      -----------
   TOTAL LIABILITIES                                              294,491          264,076
                                                              -----------      -----------
Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                         --               --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,664,780 and 3,617,120 shares issued, respectively, and
   3,265,516 and 3,617,120 shares outstanding, respectively            37               36
Additional paid-in capital                                         19,004           18,386
Treasury stock: 399,264 shares at cost                              (6,104)              --
Retained earnings, substantially restricted                        16,441           15,143
Unallocated shares - Recognition and Retention Plans                 (352)            (432)
Unallocated shares - Employee Stock Ownership Plan                   (252)            (312)
                                                              -----------      -----------
                                                                   28,774           32,821
Unrealized gain on available-for-sale securities                      100              157
                                                              -----------      -----------
   TOTAL STOCKHOLDERS' EQUITY                                      28,874           32,978
                                                              -----------      -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 323,365      $   297,054
                                                              ===========      ===========

          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                    Three Months Ended             Nine Months Ended
                                                         March 31,                     March 31,
                                                 -------------------------     --------------------------
                                                    1999           1998           1999           1998
                                                 ----------     ----------     ----------     -----------
INTEREST AND DIVIDEND INCOME:
     Loans                                       $    3,158     $    3,301     $    9,536     $     9,867
     Investment securities                            1,193          1,484          4,013           4,534
     Mortgage-backed securities                       1,236            650          3,093           1,914
     Interest-earning deposits with
      other institutions                                 32             15             64              50
     Federal Home Loan Bank stock                        99             65            277             184
                                                 ----------     ----------     ----------     -----------
          Total interest and dividend income          5,718          5,515         16,983          16,549
                                                 ----------     ----------     ----------     -----------
INTEREST EXPENSE:
     Deposits                                         1,576          1,686          4,928           5,222
     Borrowings                                       1,550          1,194          4,436           3,551
     Advance payments by borrowers for
      taxes and insurance                                11             12             25              27
                                                 ----------     ----------     ----------     -----------
           Total interest expense                     3,137          2,892          9,389           8,800
                                                 ----------     ----------     ----------     -----------

NET INTEREST INCOME                                   2,581          2,623          7,594           7,749
PROVISION FOR LOAN LOSSES                              --             --             --              (120)
                                                 ----------     ----------     ----------     -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                      2,581          2,623          7,594           7,869
                                                 ----------     ----------     ----------     -----------
NON-INTEREST INCOME:
     Service charges on deposits                         64             57            200             166
     Investment securities gains                         --             --             36              --
     Other                                               45             41            137             127
                                                 ----------     ----------     ----------     -----------
          Total non-interest income                     109             98            373             293
                                                 ----------     ----------     ----------     -----------
(continued)

                                                    Three Months Ended             Nine Months Ended
                                                         March 31,                     March 31,
                                                 -------------------------     --------------------------
                                                    1999           1998           1999           1998
                                                 ----------     ----------     ----------     -----------
NON-INTEREST EXPENSE:
     Salaries and employee benefits                     683            894          2,091           2,564
     Occupancy and equipment                             89             97            272             303
     Deposit insurance premium                           26             26             76              81
     Data processing                                     43             43            131             128
     Correspondent bank service charges                  33             30             94              89
     Other                                              165            186            548             552
                                                 ----------     ----------     ----------     -----------
          Total non-interest expense                  1,039          1,276          3,212           3,717
                                                 ----------     ----------     ----------     -----------

INCOME BEFORE INCOME TAXES                            1,651          1,445          4,755           4,445
INCOME TAXES                                            644            571          1,814           1,640
                                                 ----------     ----------     ----------     -----------
NET INCOME                                       $    1,007     $      874     $    2,941     $     2,805
                                                 ==========     ==========     ==========     ===========
EARNINGS PER SHARE:
     Basic                                       $     0.30     $     0.25     $     0.84     $      0.81
     Diluted                                     $     0.30     $     0.24     $     0.84     $      0.79

AVERAGE SHARES OUTSTANDING:
     Basic                                        3,364,721      3,513,627      3,488,234       3,443,582
     Diluted                                      3,394,679      3,593,152      3,519,054       3,554,334

          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                            Nine Months Ended
                                                                                                 March 31,
                                                                                          -----------------------
                                                                                            1999           1998
                                                                                          --------       --------
OPERATING ACTIVITIES

Net income                                                                                $  2,941       $  2,805
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan losses                                                                   ---           (120)
   Gain on sale of investments and mortgage-backed securities                                  (36)           ---
   Depreciation and amortization, net                                                           88             97
   Amortization of discounts, premiums and deferred loan fees                                   33            (47)
   Amortization of ESOP, RRP and deferred and unearned
      compensation                                                                             263            776
   Decrease (increase) in accrued interest receivable                                          333           (133)
   Increase in accrued interest payable                                                        216            392
   Decrease in accrued and deferred taxes                                                      408            411
   Other, net                                                                                 (264)            53
                                                                                          --------       --------
      Net cash provided by operating activities                                              3,982          4,234
                                                                                          --------       --------
INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investment and mortgage-backed securities                                  (26,908)       (18,434)
   Proceeds from repayments of investment and mortgage-backed
      securities                                                                            50,272         15,457
   Proceeds from sale of investment and mortgage-backed securities                             905          2,192
Held-to-maturity:
   Purchases of investment and mortgage-backed securities                                 (147,763)       (83,413)
   Proceeds from repayments of investment and mortgage-backed
      securities                                                                            99,507         83,961
Increase in net loans receivable                                                            (2,216)        (3,890)
Increase in FHLB stock                                                                      (1,520)          (489)
Net purchases of premises and equipment                                                        (79)            (6)
                                                                                          --------       --------
      Net cash used for investing activities                                               (27,802)        (4,622)
                                                                                          --------       --------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                            Nine Months Ended
                                                                                                 March 31,
                                                                                          -----------------------
                                                                                            1999           1998
FINANCING ACTIVITIES

Net increase (decrease) in transaction and passbook accounts                                   274           (814)
Net increase (decrease) in certificates of deposit                                             914         (5,006)
Net increase in FHLB borrowings                                                             19,643          9,088
Net increase in other borrowings                                                             9,889            236
Net decrease in advance payments by borrowers for taxes and
      insurance                                                                               (929)        (1,009)
Net proceeds from issuance of common stock                                                     238            631
Purchases of treasury stock                                                                 (6,104)            --
Cash dividends paid                                                                         (1,090)        (4,816)
                                                                                          --------       --------
      Net cash provided by (used for) financing activities                                  22,835         (1,690)
                                                                                          --------       --------
      Decrease in cash and cash equivalents                                                   (985)        (2,078)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                         2,506          2,571
                                                                                          --------       --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                            $  1,521       $    493
                                                                                          ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                                        $  9,173       $  8,408
      Income taxes                                                                           1,153          1,236

          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                 Accum.
                                                                                                 Other       Retained
                                             Additional              Unallocated   Unallocated   Compre-      Earnings-
                                    Common    Paid-In     Treasury   Shares Held   Shares Held   hensive    Substantially
                                    Stock     Capital      Stock       by ESOP       by RRP      Income     Restricted      Total
                                  --------    --------   ---------    --------     ---------    --------      --------     --------
Balance at June 30, 1998          $     36    $ 18,386   $    ---     $   (312)    $   (432)    $    157      $ 15,143     $ 32,978

Comprehensive income:

   Net Income                                                                                                    2,941        2,941
   Other comprehensive
     income:
      Change in unrealized
          holding gains on
          securities, net of
          income tax of $29                                                                                        (57)         (57)
                                                                                                                           --------

Comprehensive income                                                                                                          2,884

Purchase of shares for
   treasury stock                                          (6,104)                                                           (6,104)

Release of earned
   Employee Stock
   Ownership Plan (ESOP)
   shares                                          124                      60                                                  184

Accrued compensation
   expense for Recognition
   and Retention Plans
   (RRP)                                                                                 80                                      80

Exercise of stock options                1         237                                                                          238

Tax benefit from exercise
of stock options                                   257                                                                          257

Cash dividends declared
   ($0.47 per share)
                                                                                                                (1,643)      (1,643)
                                  --------    --------   ---------    --------     --------     --------      --------     --------
Balance at March 31,
1999                              $     37    $ 19,004   $  (6,104)   $   (252)    $   (352)    $    100      $ 16,441     $ 28,874
                                  ========    ========   =========    ========     ========     ========      ========     ========
Components of
comprehensive income:
   Change in net unrealized
    gain on investment
    securities held for sale                                                                         (33)
   Realized gains included
    in net income, net of tax                                                                        (24)
                                                                                                --------
 Total                                                                                               (57)
                                                                                                ========

          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.


2.       RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

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

3.       EARNINGS PER SHARE
         ------------------

         The following table sets forth the computation of basic and diluted earnings per share.

                                                    Three Months Ended                     Nine Months Ended
                                                         March 31,                             March 31,
                                             ----------------------------------    -----------------------------------
                                                  1999              1998                1999               1998
                                             ----------------  ----------------    ----------------   ----------------
Weighted average common
shares outstanding                                 3,664,343        3,585,354           3,661,535          3,525,358

Average treasury
stock shares                                        (246,649)             ---            (116,259)               ---

Average unearned ESOP
shares                                              (52,973)          (71,727)            (57,042)           (81,776)
                                             ----------------  ----------------    ----------------   ----------------
Weighted  average common
shares and common stock
equivalents  used to calculate
basic earnings per share                          3,364,721         3,513,627           3,488,234          3,443,582

Additional common
stock equivalents (stock options)
used to calculate diluted earnings
per share                                            29,958            79,525              30,820            110,752
                                             ----------------  ----------------    ----------------   ----------------
Weighted average common
shares and common stock
equivalents used to calculate
diluted earnings per share                        3,394,679         3,593,152           3,519,054          3,554,334
                                             ================  ================    ================   ================

Net income                                      $ 1,007,343       $   874,001         $ 2,940,786        $ 2,804,766
                                             ================  ================    ================   ================
Earnings per share:
     Basic                                            $0.30             $0.25               $0.84              $0.81
     Diluted                                          $0.30             $0.24               $0.84              $0.79
                                             ================  ================    ================   ================

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999

GENERAL

         WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

         West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 1999.

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

FINANCIAL CONDITION

         The Company's assets totaled $323.4 million at March 31, 1999, as compared to $297.1 million at June 30, 1998. The $26.3 million or 8.9% increase in total assets was primarily comprised of a $25.7 million or 19.4% increase in investment and mortgage-backed securities, including Federal Home Loan Bank ("FHLB") stock, and a $2.0 million or 1.2% increase in net loans receivable, which were partially offset by a $1.1 million or 62.2% decrease in interest-earning demand deposits. The Company's investment securities decreased by 3.6% from $85.9 million to $82.9 million while mortgage-backed securities increased by 62.2% from $46.3 million to $75.1 million from June 30, 1998, to March 31, 1999. These changes were primarily due to higher yields on mortgage-backed securities over other investment securities. The Company's loans receivable increased by 1.3% from $157.7 million to $159.7 million from June 30, 1998, to March 31, 1999. The increase was principally attributable to increased levels of loan originations, partially offset by refinancings as a result of lower market interest rates on loans.

         The Company's total liabilities increased $30.4 million or 11.5% to $294.5 million as of March 31, 1999, from $264.1 million as of June 30, 1998. The $30.4 million increase in total liabilities was primarily comprised of a $29.5 million or 32.9% increase in FHLB advances and other borrowings, and a $1.2 million or 0.7% increase in total deposits. The $29.5 million increase in FHLB advances and other borrowings was primarily the result of the Company's investment growth program. The $1.2 million increase in deposits was principally the result of expanded marketing efforts with new and existing customers.

         Total stockholders' equity decreased $4.1 million or 12.4% to $28.9 million as of March 31, 1999, from $33.0 million as of June 30, 1998, primarily due to $6.1 million in purchases of treasury stock and $1.6 million in cash dividends declared on the Company's common stock, which were partially funded by the $2.9 million of Company net income and $0.7 million of proceeds from stock option exercises and ESOP and RRP plan share releases.

          ASSET AND LIABILITY MANAGEMENT. The Company continued a strategy designed to reduce the interest rate sensitivity of its financial assets to its financial liabilities. The primary elements of this strategy include:

     1) expanding the Company's investment growth program in order to enhance net interest income;
     2) maintaining the Company's level of short-term liquid investments by funding loan commitments and purchasing longer-term investment securities;
     3) emphasizing the retention of lower-cost savings accounts and other core deposits; and
     4) pricing the Company's certificates of deposit and loan products nearer to the market average rate as opposed to the upper range of market offered rates.

          The Company has continued its investment growth program, originally initiated in the third quarter of fiscal 1994, in order to realize additional net interest income. Under this strategy, a longer-term callable or noncallable investment security, or mortgage-backed security, is purchased and funded through the use of short-term non-deposit liabilities, such as FHLB advances and short-term borrowings. With this strategy, the Company increases its net interest income, but also faces the risk, during periods of rising market interest rates, that it may experience a decline in net interest income if the rate paid on its various borrowings rises above the rate earned on the investment security purchased. In order to mitigate this exposure, the Board has placed certain restrictions on the investment growth program, including:

     1) the average outstanding daily balance of total borrowings, computed quarterly, may not exceed $125.0 million;

     2) suitable investments shall be restricted to those meeting the credit quality criteria outlined in the Company's investment policy;

     3)   each  security   purchased   shall   initially   yield  a  minimum  of
          seventy-five   basis  points  above  the  incremental   rate  paid  on
          short-term borrowings, at the time of purchase; and

     4) the Company's total borrowed funds position may not exceed $150.0 million.

          In most cases, the initial yield spread earned on investment security purchases exceeded approximately one hundred to one hundred and forty basis points.

          During the three months ended March 31, 1999, the Company decreased its mortgage-backed securities portfolio by $5.5 million or 6.89%. The decrease for the quarter ended March 31, 1999, was attributable to principal amortization. During the nine months ended March 31, 1999, the Company increased its mortgage-backed securities holdings by $28.7 million or 62.2%. Mortgage-backed securities purchases for the nine months totaled approximately $45.2 million with an estimated weighted average purchase yield of 6.51%. At March 31, 1999, the Company held $75.1 million of mortgage-backed securities with an approximate yield of 6.69%. The mortgage-backed securities purchases were made in order to mitigate the principal calls on the Company's callable bond portfolio and to earn a higher yield with an expected average life profile comparable to longer-term callable agency bonds.

         The Company has continued to purchase bonds with optional principal redemption features ("callable bonds") in order to capture additional net interest income. Callable bonds generally provide investors with higher rates of return than noncallable bonds because the issuer has the option to redeem the bonds before maturity. While this strategy affords WVS the current opportunity to improve its net interest income, during a period of declining interest rates, such as was experienced during the nine months ended March 31, 1999, the Company would be exposed to the risk that the investment will be redeemed prior to its final stated
maturity. In order to mitigate this risk, the Company has funded a significant portion of its purchases of callable bonds with short-term borrowings. Approximately $8.1 million of callable agency bonds with an estimated weighted average rate of 6.1% were called during the quarter ended March 31, 1999. During the quarter ended March 31, 1999, the Company purchased approximately $25.3 million of callable bonds with an approximate weighted average yield to call and maturity of 7.3% and 6.8%, respectively. The callable agency bond purchases, totaling $25.3 million, are summarized by initial term to call as follows: $1.4 million within three months, $20.9 million with greater than three months and within six months, $1.0 million with greater than twelve months and within twenty-four months, and $2.0 million with greater than twenty-four months and within thirty-six months.

         During the nine months ended March 31, 1999, the Company borrowed approximately $103.3 million in various borrowings from the FHLB with a weighted average rate of 5.07% and incurred $77.7 million in other borrowings with a weighted average rate of 5.11%. During the nine months ended March 31, 1999, the Company repaid $83.7 million of FHLB advances and $67.8 million of other borrowings. Due to a decline in market interest rates during the nine months ended March 31, 1999, the Company lengthened the maturity structure of its incremental borrowings to lock in lower cost, longer-term liability funding.

         The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank's market area. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans, primarily on residential properties, to partially increase its loan asset sensitivity. Due to relatively low fifteen and thirty year mortgage loan yields, the Company intends to emphasize higher yielding commercial real estate, home equity and small business loans to existing customers and seasoned prospective customers.

         As of March 31, 1999, the implementation of these asset and liability management initiatives resulted in the following:

     1) an aggregate of $48.7 million or 30.1% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months;
     2) $16.7 million or 22.2% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were secured by floating rate securities; and
     3) $74.1 million or 96.9% of the Company's investment securities portfolio was comprised of callable bonds.

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

         The Company's one year cumulative interest rate sensitivity gap is estimated at a positive 0.7% of total assets at March 31, 1999, as compared to a negative 13.3% at June 30, 1998, in each instance, based on certain assumptions by management with respect to the repricing of certain assets and liabilities. At March 31, 1999, the Company's interest-earning assets maturing or repricing within one year totaled $120.9 million while the Company's interest-bearing liabilities maturing or repricing within one year totaled $118.5 million, providing an excess of interest-earning assets over interest-bearing liabilities of $2.4 million. At March 31, 1999, the percentage of the Company's assets to liabilities maturing or repricing within one year was 102.0%.

RESULTS OF OPERATIONS

           General. WVS reported net income of $1.0 million and $2.9 million for the three and nine months ended March 31, 1999. Net income increased by $133 thousand or 15.3% for the three months ended March 31, 1999, when compared to the same period in 1998. The increase was primarily the result of a $237 thousand decrease in non-interest expense and an $11 thousand increase in non-interest income, which were partially offset by a $73 thousand increase in income tax expense and a $42 thousand decrease in net interest income. Net income increased by $136 thousand or 4.9% for the nine months ended March 31, 1999, when compared to the same period in 1998. The $136 thousand increase in net income was principally the result of a $505 thousand decrease in non-interest expense and an $80 thousand increase in non-interest income, which were partially offset by a $174 thousand increase in income taxes, a $155 thousand decrease in net interest income and the absence of a $120 thousand recovery in the provision for loan losses due to the payoff of a commercial loan participation in fiscal 1998. The decrease in non-interest expense for the nine months ended March 31, 1999, was principally attributable to a $473 thousand reduction in discretionary ESOP contributions and lower RRP expenses, and a $31 thousand decrease in occupancy and equipment expense. The $80 thousand increase in non-interest income was chiefly attributable to increases in service charges on deposits and investment securities gains. Total interest income increased $434 thousand primarily due to higher volumes of mortgage-backed securities. Total interest expense increased by $589 thousand primarily due to higher levels of FHLB advances and other borrowings.

           Net Interest Income. The Company's net interest income decreased by $42 thousand or 1.6% for the three months ended March 31, 1999, when compared to the same period in 1998. The decrease resulted from a $245 thousand or 8.5% increase in interest expense which was partially offset by a $203 thousand or 3.7% increase in interest income. For the nine months ended March 31, 1999, net interest income decreased by $155 thousand or 2.0%, when compared to the same period in 1998. The decrease resulted from a $589 thousand or 6.7% increase in interest expense which was partially offset by a $434 thousand or 2.6% increase in interest income.

           Interest Income. Interest on mortgage-backed securities increased by $586 thousand or 90.2% for the three months ended March 31, 1999, when compared to the same period in 1998. The increase was attributable to a $41 million increase in the average balance of mortgage-backed securities outstanding, which was partially offset by a 51 basis point decrease in the weighted average yield earned on mortgage-backed securities for the three months ended March 31, 1999, when compared to the same period in 1998. Interest on mortgage-backed securities increased $1.2 million or 61.6% for the nine months ended March 31, 1999. The increase was primarily attributable to a $27.2 million increase in the average balance of mortgage-backed securities outstanding, which was partially offset by a 45 basis point decrease in the weighted average yield earned on mortgage-backed securities for the nine months ended March 31, 1999, when compared to the same period in 1998. The Company increased its mortgage-backed securities portfolio to capitalize on attractive sector yield levels in comparison to other investment securities. The decrease in the weighted average yield earned, during both periods, was principally attributable to reduced market interest rates and higher levels of premium amortization due to faster rates of principal repayment.

           Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock ("other investment securities") decreased by $240 thousand or 15.3% for the three months ended March 31, 1999, when compared to the same period in 1998. The decrease was attributable to a $5.0 million decrease in the average balance of other investment securities outstanding and an 83 basis point decrease in the weighted average yield earned on other investment securities, which were partially offset by a $371 thousand increase in the average balance of interest-bearing deposits and a 271 basis point increase in the weighted average yield earned on interest-bearing deposits for the three months ended March 31, 1999, when compared to the same period in 1998. Interest on other investment securities decreased $414 thousand or 8.7% for the nine months ended March 31, 1999, when compared to the same period in 1998. The decrease in interest income on other investment securities was attributable to an 87 basis point decrease in the weighted average yield earned on other investment securities, which was partially offset by a $2.5 million increase in the average balance of other investment securities outstanding for the nine months ended

March 31, 1999, when compared to the same period in 1998. The increase in the average balance of other investment securities was principally attributable to purchases as a part of the investment growth program.

           Interest on net loans receivable decreased by $143 thousand or 4.3% for the three months ended March 31, 1999, when compared to the same period in 1998. The decrease was attributable to a decrease of $9.1 million in the average balance of net loans receivable outstanding, which was partially offset by an increase in the weighted average yield earned on net loans receivable of 11 basis points for the three months ended March 31, 1999, when compared to the same period in 1998. Interest on net loans receivable decreased by $331 thousand or 3.4% for the nine months ended March 31, 1999, when compared to the same period in 1998. The decrease was attributable to a $7.0 million decrease in the average balance of outstanding loans which was partially offset by an 8 basis point increase in the weighted average yield earned on outstanding loans for the nine months ended March 31, 1999. The decreases in the average loan balance outstanding for both periods were primarily attributable to lower levels of mortgage loan originations and higher levels of loan prepayments due to a marked decline in long-term interest rates.

           Interest Expense. Interest expense on deposits and escrows decreased by $111 thousand or 6.5% and decreased by $296 thousand or 5.6% for the three and nine months ended March 31, 1999, respectively, when compared to the same periods in 1998. The decrease in interest expense on deposits and escrows was principally attributable to a $1.1 million and $1.5 million decrease in the average balance of interest-bearing deposits and escrows for the three and nine months ended March 31, 1999, respectively, when compared to the same periods in 1998.

           Interest expense on other borrowings increased by $356 thousand and $885 thousand for the three and nine months ended March 31, 1999, respectively, when compared to the same periods in 1998. The increase associated with both periods is primarily attributable to funding the Company's investment growth program.

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

           The Company did not record a provision for possible losses on loans for the three and nine months ended March 31, 1999. At March 31, 1999, the Company's total allowance for loan losses amounted to $1.8 million or 1.1% of the Company's total loan portfolio.

           Non-Interest Income. Total non-interest income increased by $11 thousand and $80 thousand for the three and nine months ended March 31, 1999, respectively, when compared to the same periods in 1998. The increase in non-interest income for the nine months ended March 31, 1999, was primarily attributable to increased service charges on automated teller machines and transaction accounts, and $36 thousand in net gains on the sale of investment securities.

           Non-Interest Expense. Total non-interest expense decreased $237 thousand or 18.6% and decreased $505 thousand or 13.6% for the three and nine months ended March 31, 1999, respectively, when compared to the same periods in 1998.

           Compensation and employee benefits expense decreased $211 thousand or 23.6% and $473 thousand or 18.5% for the three and nine months ended March 31, 1999, respectively, when compared to the same periods in 1998. The decrease for the quarter ended March 31, 1999, was primarily attributable to a $159 thousand reduction in discretionary ESOP contributions and lower RRP expenses, and a $32 thousand decrease in employee compensation expense. The decrease for the nine months ended March 31, 1999, was principally attributable to a $417 thousand reduction in discretionary ESOP contributions and lower RRP expenses, and a $54 thousand decrease in employee compensation expense.

         Income Tax Expense. Income tax expense increased by $73 thousand or 12.8% and $174 thousand or 10.6% for the three and nine months ended March 31, 1999, respectively, when compared to the same periods in 1998. The change in income tax expense for both periods was attributable to increased levels of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities totaled $4.0 million during the nine months ended March 31, 1999. Net cash provided by operating activities was primarily comprised of $2.9 million of net income, a $408 thousand decrease in accrued and deferred taxes, a $333 thousand decrease in accrued interest receivable and a $263 thousand increase in ESOP, RRP and deferred and unearned compensation amortization.

         Funds used for investing activities totaled $27.8 million during the nine months ended March 31, 1999. The primary uses of funds during the nine months ended March 31, 1999, consisted of $174.7 million used for the purchase of investment and mortgage-backed securities, a $2.2 million net increase in loans receivable and a $1.5 million decrease in FHLB stock, which were partially offset by the receipt of $150.7 million of proceeds from the repayment of principal on investments and mortgage-backed securities.

         Funds provided by financing activities totaled $22.8 million for the nine months ended March 31, 1999. Primary financial sources included a $29.5 million increase in FHLB advances and other borrowings and a $1.2 million increase in deposits, which were partially offset by $6.1 million in purchases of treasury stock, $1.1 million of cash dividends paid on the Company's common stock and a $929 thousand decrease in advance payments by borrowers for taxes and insurance. Financial institutions generally, including the Company, have experienced a certain degree of depositor disintermediation to other investment alternatives. Management believes that the degree of disintermediation experienced by the Company has not had a material impact on overall liquidity. As of March 31, 1999, $74.4 million or 44.0% of the Company's total deposits consisted of core deposits. Management has determined that it currently is maintaining adequate liquidity and is seeking to better match funding sources with lending and investment opportunities.

         The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At March 31, 1999, the total approved loan commitments outstanding amounted to $5.3 million. At the same date, commitments under unused lines of credit amounted to $10.0 million and the unadvanced portion of construction loans approximated $14.7 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1999, totaled $68.3 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

         During the nine months ended March 31, 1999, the Company purchased 399,264 shares of common stock for approximately $6.1 million under two stock buyback programs.

         On April 27, 1999, the Company's Board of Directors declared a cash dividend of $0.16 per share, payable May 20, 1999, to shareholders of record at the close of business on May 10, 1999. Dividends will be subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

         As of March 31, 1999, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $28.8 million or 17.7% and $30.6 million or 18.8%, respectively, of total risk-weighted assets, and Tier I leverage capital of $28.8 million or 9.0% of average total assets.

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

         The Company's nonperforming assets, comprised exclusively of nonaccrual loans, at March 31, 1999, totaled approximately $649 thousand or 0.2% of total assets as compared to $603 thousand or 0.2% of total assets as of June 30, 1998. Nonperforming assets at March 31, 1999, consisted of $481 thousand in commercial real estate loans, $92 thousand in single-family loans, and $76 thousand in consumer loans. Approximately $18 thousand of additional interest income would have been recorded during the nine months ended March 31, 1999, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the nine months ended March 31, 1999.

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

         Several techniques might be used by an institution to minimize interest rate risk. One approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the measurement of the Company's asset/liability gap, which was discussed in detail under "Asset and Liability Management" commencing on page 11.

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

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of March 31, 1999, based on the information and assumptions in the notes. The Company's assumptions are based on statistical data provided by a federal regulatory agency in the Company's market area, and are believed to be reasonable. The Company had no derivative financial instruments or trading portfolio as of March 31, 1999. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments. Substantially all of the Company's investment securities portfolio is comprised of callable government agency securities. From a risk management perspective, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant metric in analyzing the value of such instruments. Company borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

                                                               EXPECTED MATURITY DATE-QUARTER ENDED MARCH 31,
                                                                                                      There-                 Fair
                                            2000       2001      2002        2003        2004         after      Total       Value
                                          -------    -------    -------     -------      ------      -------    --------    --------
ON-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest-earning assets:
  Loans receivable (1)(2)(3)(4)
  Fixed rate                             $31,973    $19,999    $14,426     $11,874      $8,737      $32,886    $119,895    $123,312
    Average interest rate                   7.91%      7.71%      7.62%       7.58%       7.50%        7.37%

  Adjustable rate                         11,934      8,596      6,399       4,905       3,851        6,099      41,784      43,795
    Average interest rate(5)                6.11%      6.06%      6.01%       5.97%       5.94%        5.93%
  Mortgage-backed securities
  Fixed rate                                 ---        ---         87       1,158         614       56,321      58,180      58,186
    Average interest rate                   0.00%      0.00%      8.00%       5.97%       6.11%        6.77%

  Adjustable rate                            107        ---        ---         ---         ---       16,638      16,745      17,099
    Average interest rate(6)                6.41%      0.00%      0.00%       0.00%       0.00%        6.15%

  Investments(7)                          17,957        ---        ---         ---         ---       64,897      82,854      82,134
    Average interest rate                   6.39%      0.00%      0.00%       0.00%       0.00%        6.91%

  Interest-bearing deposits                  713        ---        ---         ---         ---          ---         713         713
    Average interest rate                   5.07%      0.00%      0.00%       0.00%       0.00%        0.00%
                                          -------    -------    -------     -------      ------      -------    --------    --------
        Total                            $62,684    $28,595    $20,912     $17,937     $13,202     $176,841    $320,171    $325,239

Interest-bearing liabilities:
  Interest-bearing deposits
   and escrows(8)(9)(10)                 $92,719    $19,081    $19,081      $8,718      $8,718      $22,923    $171,240    $171,509
    Average interest rate                   4.21%      3.49%      3.49%       3.51%       3.51%        2.11%

  Borrowings                              25,779     35,000     16,500         ---         ---       42,000     119,279     119,283
    Average interest rate                   5.28%      5.69%      5.89%       0.00%       0.00%        5.06%
                                         -------    -------    -------     -------      ------      -------    --------    --------
        Total                           $118,498    $54,081    $35,581     $ 8,718     $ 8,718      $64,923    $290,519    $290,792

(1) Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.
(2) For single-family residential loans, assumes annual amortization and prepayment rate at 40% for adjustable rate loans, and 15% to 44% for fixed rate loans. For multi-family residential loans and other loans, assumes amortization and prepayment rate of 12%.
(3) For second mortgage loans, assumes annual amortization and prepayment rate of 18%.
(4)  Consumer loans assumes amortization and prepayment rate of 13%.
(5) Substantially all of the Company's adjustable rate loans reprice on an annual basis based upon changes in the one-year constant maturity treasury index with various market based annual and lifetime interest rate caps and floors.
(6) Substantially all of the Company's adjustable rate mortgage-backed securities reprice on a monthly basis based upon changes in the one month LIBOR index with various lifetime caps and floors.
(7) Totals include the Company's investment in Federal Home Loan Bank stock. Amounts adjusted to reflect called investment securities totaling approximately $1.1 million through March 31, 1999, and $15.6 million expected to be called by December 31, 1999.
(8) For regular savings accounts, assumes an annual decay rate of 17% for three years or less, 16% for more than three through five years and 14% for more than five years.
(9) For NOW accounts, assumes an annual decay rate of 37% for one year or less, 32% for more than one through three years and 17% for more than three years.
(10) For money market deposit accounts, assumes an annual decay rate of 79% for one year or less and 31% for more than one year.

         The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 1999.

                            Anticipated Transactions
                            ------------------------
          Undisbursed construction and
              land development loans
                Fixed rate                                         $6,251
                                                                    8.19%

                Adjustable rate                                     8,480
                                                                    8.76%
          Undisbursed lines of credit
                Adjustable rate                                    10,000
                                                                    7.83%
          Loan origination commitments
                Fixed rate                                          4,127
                                                                    6.90%

                Adjustable rate                                     1,162
                                                                    8.48%
          Letters of credit
                Adjustable rate                                        45
                                                                   10.75%
                                                                   -----
                                                                  $30,065

         The Company believes that there were no material changes to the Company's anticipated transactions during the nine months ended March 31, 1999, other than increases due to the timing of the construction market and the low interest rate environment.
                                       21

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

           Not applicable.

ITEM 5.    Other Information
           -----------------

           Not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K
           --------------------------------

          (a) The following exhibit is filed as part of this Form 10-Q, and this list includes the Exhibit Index.

                  Number       Description                  Page
                  ------       -----------                  ----
                  27           Financial Data Schedule      E-1


          (b) The Company filed a Current Report on Form 8-K, dated February 24, 1999, reporting under Item 5 that the Company's Board of Directors authorized the repurchase of up to 167,000 shares, or approximately five percent, of the Company's outstanding common stock. Repurchases are authorized to be made during the next twelve months as market conditions warrant. All repurchased shares will be held as treasury stock and may be reserved for issuance pursuant to the Company's stock benefit plans.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WVS FINANCIAL CORP.

May 7, 1999                     BY:/s/ David J. Bursic
-----------                     ----------------------
Date                                 David J. Bursic
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)