Form 10-K
period 1999-06-30
WVS FINANCIAL CORP
filed 1999-09-28
CIK 910679

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 1999

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No.: 0-22444

                               WVS Financial Corp.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


              Pennsylvania                                    25-1710500
-------------------------------------                   ------------------------
      (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization)                   Identification Number)

           9001 Perry Highway
        Pittsburgh, Pennsylvania                                15237
-------------------------------------                   ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of September 24, 1999, the aggregate value of the 2,412,564 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 626,208 shares held by all directors and officers of the Registrant as a group, was approximately $36.3 million. This figure is based on the last known trade price of $15.0625 per share of the Registrant's Common Stock on September 24, 1999.

Number of shares of Common Stock outstanding as of September 24, 1999: 3,038,772

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1999 are incorporated into Parts I, II and IV.

(2) Portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1.       Business.
-------       ---------

     WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

     West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 1999.


Lending Activities

         General. At June 30, 1999, the Company's net portfolio of loans receivable totaled $170.3 million, as compared to $157.7 million at June 30, 1998. Net loans receivable comprised 48.9% of Company total assets and 97.8% of total deposits at June 30, 1999, as compared to 53.1% and 92.3%, respectively, at June 30, 1998. The principal categories of loans in the Company's portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans and land acquisition and development loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). Historically, the Company's lending activities have been concentrated in single-family residential loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

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

     Federal Regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 1999, the Savings Bank's limit on loans-to-one borrower was approximately $4.0 million. The Company's general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 1999, the Company's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $2.6 million to $4.8 million, and are secured primarily by real estate located in the Company's primary market area.

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of the Company's net loans receivable portfolio by type of loan at the dates indicated.

                                                                       At June 30,
                    ----------------------------------------------------------------------------------------------------------------
                            1999                   1998                   1997                    1996                   1995
                    --------------------    -------------------    -------------------     ------------------     ------------------
                     Amount        %        Amount        %        Amount        %         Amount        %        Amount       %
                     ------        -        ------        -        ------        -         ------        -        ------       -
                                                                  (Dollars in thousands)
Real estate loans:
Single-family       $103,035      54.43%    $104,849     61.06%    $116,663     67.25%     $109,776     65.16%    $92,710     63.17%
Multi-family           5,925       3.12        4,012      2.34        3,499      2.02         3,235      1.92       2,303      1.57
Commercial            28,546      15.08       21,021     12.24       14,669      8.46        13,088      7.77      12,138      8.27
Construction          23,810      12.58       17,779     10.35       16,969      9.78        19,269     11.44      21,106     14.38
Land acquisition
 and development       7,646       4.04        7,233      4.21        7,412      4.27         9,004      5.35       4,671      3.18
                    --------     ------     --------    ------     --------    ------      --------    ------     -------    ------
Total real estate
  loans              168,962      89.25      154,894     90.20      159,212     91.78       154,372     91.64     132,928     90.57
                    --------     ------     --------    ------     --------    ------      --------    ------     -------    ------
Consumer loans:
Home equity           16,467       8.70       13,613      7.93       12,258      7.06        11,963      7.10      12,477      8.50
Education                 11       0.01          591      0.34          516      0.30           590      0.35         394      0.27
Other                  2,153       1.14        2,336      1.36        1,403      0.81         1,484      0.88         905      0.61
                    --------     ------     --------    ------     --------    ------      --------    ------     -------    ------
Total consumer
  loans               18,631       9.85       16,540      9.63       14,177      8.17        14,037      8.33      13,776      9.38
                    --------     ------     --------    ------     --------    ------      --------    ------     -------    ------

Commercial loans       1,720       0.90          290      0.17           91      0.05            40      0.02         ---       ---
                    --------     ------     --------    ------     --------    ------      --------    ------     -------    ------
Commercial lease
  financings             ---       0.00          ---      0.00           2       0.00            14      0.01          68      0.05
                    --------     ------     --------    ------     --------    ------      --------    ------     -------    ------
                     189,313     100.00%     171,724    100.00%     173,482    100.00%      168,463    100.00%    146,772    100.00%
                    --------     ======     --------    ======     --------    ======      --------    ======     -------    ======
Less:
Undisbursed loan
  proceeds           (16,327)                (11,312)               (12,505)                (16,651)              (10,794)
Net deferred loan
  origination fees      (817)                   (815)                  (834)                   (837)                 (799)
Allowance for loan
  losses              (1,842)                 (1,860)                (2,009)                 (1,964)               (1,836)
                    --------                --------               --------                --------              --------
Net loans
  receivable        $170,327                $157,737               $158,134                $149,011              $133,343
                    ========                ========               ========                ========              ========

         Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company's loans and mortgage-backed securities at June 30, 1999. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.


                                                 Real Estate Loans
                           -----------------------------------------------------------------
                                                                                     Land         Consumer
                                                                                 acquisition     loans and    Mortgage-
                            Single-       Multi-                                     and         commercial   backed
                            family        family   Commercial    Construction    development       loans      securities     Total
                            ------        ------   ----------    ------------    -----------       -----      ----------     -----
                                                                 (Dollars in thousands)
Amounts due in:
  One year or less         $    319      $   ---    $  1,522      $  10,764       $  2,418       $    535      $     55     $ 15,613
  After one year through
     five years               1,533          210       1,033          5,286          4,680          6,897         1,663       21,302
  After five years          101,183        5,715      25,991          7,760            548         12,919        70,662      224,778
                           --------      -------     -------        -------        -------        -------       -------     --------
     Total(1)              $103,035      $ 5,925     $28,546        $23,810        $ 7,646        $20,351       $72,380     $261,693
                           ========      =======     =======        =======        =======        =======       =======     ========

Interest rate terms on amounts due after one year:
  Fixed                    $ 88,338       $4,649     $16,936         $4,521         $1,225        $12,791       $55,910     $184,420
  Adjustable                 14,378        1,276      10,088          8,525          4,003          7,025        16,415       61,710
                           --------      -------     -------        -------        -------        -------       -------     --------
     Total                 $102,716       $5,925     $27,024        $13,046         $5,228        $19,816       $72,325     $246,080
                           ========       ======     =======        =======         ======        =======       =======     ========

-------------
(1) Does not include adjustments relating to loans in process, the allowance for loan losses, accrued interest, deferred fee income and unearned discounts.

         Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and due-on-sale clauses. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates).

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

         At June 30, 1999, the Company had approximately $10.0 million of renewed commercial real estate and construction loans, all of which were performing. The $10.0 million in aggregate disbursed principal that has been renewed is comprised of: construction lines of credit totaling $8.3 million; commercial real estate loans totaling $1.1 million; land acquisition and single-family speculative construction loans totaling $284 thousand; business lines of credit totaling $210 thousand; and developed residential lots totaling $97 thousand. Management believes that the previously discussed whole loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All of the loans that have been rolled over, as discussed above, are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans.

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

         Historically, the Company has originated substantially all of the loans retained in its portfolio. Substantially all of the residential real estate loans originated by the Company have been under terms, conditions and documentation which permit their sale to the Federal National Mortgage Association and other investors in the secondary market. Although the Company has not been a frequent seller of loans in the secondary market, the Company is on the Federal National Mortgage Association approved list of sellers/servicers.

The Company has held most of the loans it originates in its own portfolio until maturity, due, in part, to competitive pricing conditions in the marketplace for origination by nationwide lenders and portfolio lenders. During fiscal 1999, the Company sold four pools of mortgages with an approximate combined principal balance of $400 thousand, and participations in a large commercial loan with an approximate combined principal balance of $1.1 million.

         The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company's market area is insufficient or to increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 1999, $6.1 million or 3.6% of the Company's total loans receivable consisted of whole loans and participation interests in loans purchased from other financial institutions, of which $2.3 million or 37.1% consisted of loans secured by commercial real estate and $3.8 million or 62.9% consisted of single-family mortgage pools. During fiscal 1999, purchases of whole loans and participations increased by $2.3 million, to a total of $3.4 million, as compared to fiscal 1998.

         The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 1999, $6.1 million or 3.6% of the Company's total loans receivable were being serviced for the Company by others.

         The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

                                                                        At or For the Year Ended June 30,
                                                             --------------------------------------------------
                                                               1999                1998                 1997
                                                             --------             --------             --------
                                                                          (Dollars in thousands)
Net loans receivable beginning balance                       $157,737             $158,134             $149,011
Real estate loan originations
   Single-family(1)                                            13,638                4,979               15,643
   Multi-family(2)                                              2,715                1,729                  575
   Commercial                                                  10,723                6,484                2,000
   Construction                                                14,230               10,796                9,044
   Land acquisition and development                             3,100                2,936                1,384
                                                             --------             --------             --------
      Total real estate loan originations                      44,406               26,924               28,646
                                                             --------             --------             --------

Home equity                                                     7,293                4,572                3,160
Education                                                         373                  379                  323
Commercial                                                        864                  216                  533
Other                                                             890                  788                  207
                                                             --------             --------             --------
          Total loan originations                              53,826               32,879               32,869
                                                             --------             --------             --------
Disbursements against available credit lines:
   Home equity                                                  4,663                5,785                4,608
   Other                                                          893                   82                   28
Purchase of whole loans and participations                      3,479                1,115                1,145
                                                             --------             --------             --------
     Total originations and purchases                          62,861               39,861               38,650
                                                             --------             --------             --------
Less:
   Loan principal repayments                                   43,597               37,622               33,569
   Sales of whole loans and participations                      1,469                3,964                  ---
   Transferred to real estate owned                               207                  ---                   73
   Change in loans in process                                   5,015               (1,193)              (4,147)
   Other, net(3)                                                  (17)                (135)                  32
                                                             --------             --------             --------
     Net increase (decrease)                                  $12,590            $    (397)            $  9,123
                                                             --------             --------             --------

Net loans receivable ending balance                          $170,327             $157,737             $158,134
                                                             ========             ========             ========

-------------
(1) Consists of loans secured by one-to-four family properties.
(2) Consists of loans secured by five or more family properties.
(3) Includes reductions for net deferred loan origination fees and the allowance for losses.

         Real Estate Lending Standards. All financial institutions are required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies ("Guidelines") adopted by the federal banking agencies in December 1992. The Guidelines set forth uniform regulations prescribing standards for real estate lending. Real estate lending is defined as an extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

         The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the Board of Directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and non-residential) (80%); improved property (85%); and one-to-four family residential (owner-occupied) (no maximum ratio; however any LTV ratio in excess of 75% should require appropriate insurance or readily marketable collateral). Consistent with its conservative lending philosophy, the Company's LTV limits are generally more restrictive than those in the Guidelines: raw land (60%); land development (70%); construction (commercial - 70%; multi-family - 75%; speculative residential - 80%); and residential properties (95% in the case of one-to-four family owner-occupied residences and 75% on larger family non-owner-occupied residences).

         Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 1999, $103.0 million or 54.4% of the Company's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. Single-family loan originations totaled $13.6 million and increased $8.7 million or 173.9% during the fiscal year ended June 30, 1999, when compared to the same period in 1998. The increase in single-family originations was primarily due to higher cyclical mortgage refinancing activity and a stronger local demand for permanent mortgage financing.

         The Company historically has emphasized the origination of fixed-rate loans with terms of up to 30 years. Although such loans are originated with the expectation that they will be maintained in the portfolio, these loans are originated generally under terms, conditions and documentation that permit their sale in the secondary market. The Company also makes available single-family residential adjustable-rate mortgages ("ARMs"), which provide for periodic adjustments to the interest rate, but such loans have never been as widely accepted in the Company's market area as the fixed-rate mortgage loan products. The ARMs currently offered by the Company have up to 30-year terms and an interest rate, which adjusts in accordance with one of several indices. Consumer response to adjustable rate loans has been limited due to the continued decline in long-term interest rates experienced during most of fiscal 1999.

         At June 30, 1999, approximately $88.7 million or 86.0% of the single-family residential loans in the Company's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

         The Company is permitted to lend up to 95% of the appraised value of real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 95% of the appraised value, the Company is required by state banking regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 75% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance is obtained on residential loans for which loan-to-value ratios exceed 80% according to the following schedule: loans exceeding 80% but less than 90% - 25% coverage; and loans exceeding 90% but less than 95% - 30% coverage. No loans are made in excess of 95% of appraised value.

         Property appraisals on the real estate and improvements securing the Company's single-family residential loans are made by independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with federal regulations and policies. The Company obtains title insurance policies on most of the first mortgage real estate loans originated. If title insurance is not obtained or is unavailable, the Company obtains an abstract of title and a title opinion. Borrowers also must obtain hazard insurance prior to closing and, when required by the United States Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes and mortgage insurance premiums as they become due.

         Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 1999, $5.9 million or 3.1% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented an increase of $1.9 million or 47.7% from fiscal 1998. At June 30, 1999, $28.5 million or 15.1% of the loan portfolio consisted of loans secured by existing commercial real estate properties, which represented an increase of $7.5 million or 35.8% from fiscal 1998. Both increases were primarily due to higher volumes of loan originations during fiscal 1999. During fiscal 1999, the Company chose to emphasize originations of multi-family and commercial real estate loans in order to earn returns greater than those offered in the single-family residential mortgage market.

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

         Although terms vary, multi-family residential and commercial real estate loans generally are amortized over a period of up to 15 years (although some loans amortize over a twenty year period) and mature in 5 to 15 years. The Company will originate these loans either with fixed or adjustable interest rates which generally is negotiated at the time of origination. Loan-to-value ratios on the Company's commercial real estate loans are currently limited to 75% or lower. As part of the criteria for underwriting multi-family residential and commercial real estate loans, the Company generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of the debt service to debt service) of at least 100%. It is also the Savings Bank's general policy to obtain personal guarantees on its multi-family residential and commercial real estate loans from the principals of the borrower and, when this cannot be obtained, to impose more stringent loan-to-value, debt service and other underwriting requirements.

         At June 30, 1999, the Company's multi-family residential and commercial real estate loan portfolio consisted of approximately 106 loans with an average principal balance of $323 thousand. At June 30, 1999, the Company had one commercial real estate loan totaling $274 thousand that was not accruing interest.

         Construction Loans. In recent years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company's primary market area. At June 30, 1999, construction loans amounted to approximately $23.8 million or 12.6% of the Company's total loan portfolio, which represented an increase of $6.1 million or 33.9% from fiscal 1998. The increase was principally due to increased levels of new home construction and in order to earn a higher rate of return than was available in the single-family residential mortgage market. As of June 30, 1999, the Company's portfolio of construction loans consisted of $17.7 million of loans for the construction of single-family residential real estate, $5.7 million of loans for the construction of commercial real estate, and $400 thousand of loans for the construction of multi-family residential real estate. Construction loan originations totaled $14.2 million and increased by $3.4 million or 31.8% during the fiscal year ended June 30, 1999, when compared to the same period in 1998.

         Construction loans are made for the purpose of constructing a personal residence. In such circumstances, the Company will underwrite such loans on a construction/permanent mortgage loan basis. At June 30, 1999, approximately 87.8% of total outstanding construction loans were made to local real estate builders and developers with whom the Company has worked for a number of years for the purpose of constructing primarily single-family residential developments, with the remaining 12.2% of total construction loans made to individuals for the purpose of constructing a personal residence. Upon application, credit review and analysis of personal and corporate financial statements, the Company will grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative (or unsold) residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling $1.5 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company's authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 1999, the Company also had $7.6 million or 4.0% of the total loan portfolio invested in land development loans, which consisted of 15 loans to 13 developers.

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

         Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 1999, $18.6 million or 9.9% of the Company's total loan portfolio consisted of consumer loans, which represented an increase of $2.1 million or 12.7% from fiscal 1998 primarily due to higher volumes of loan originations. During fiscal 1999, the Company chose to emphasize originations of consumer loans in order to earn returns greater than those offered in the single-family residential mortgage market and to shorten the average life of the loan portfolio due to relatively low market interest rates. The consumer loans offered by the Company include home equity loans, home equity lines of credit, education loans, automobile loans, deposit account secured loans and personal loans. Most of the Company's consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

         The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 1999, approximately 63.6% of the Company's home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

         Commercial Loans. At June 30, 1999, $1.7 million or less than 1% of the Company's total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, business inventory and equipment, and similar collateral. The $1.4 million or 493.1% increase from fiscal 1998 was principally due to higher volumes of loan originations. The Company is selectively developing this line of business in order to increase interest income and to attract compensating deposit account balances.

         Loan Fee Income. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

         The Company charges loan origination fees that are calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with FASB 91, the Company has recognized $341 thousand, $205 thousand and $229 thousand of deferred loan fees during fiscal 1999, 1998 and 1997, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. The increase in loan origination fee income for fiscal 1999 was principally attributable to a higher volume of loan refinancings which permitted the acceleration of associated deferred fee balances.

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

         The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.

                                                                                   At June 30,
                                                          -----------------------------------------------------------
                                                            1999        1998          1997         1996         1995
                                                          ------      ------        ------       ------       ------
                                                                              (Dollars in thousands)
Non-accruing loans:
Real estate:
   Single-family(1)                                       $  189     $    52       $   ---       $  100       $  185
   Multi-family                                              ---         ---           ---          ---          561
   Commercial(2)                                             274         481           274          274          274
Consumer(3)                                                   77          70           ---          ---          ---
Commercial loans and leases(4)                                 7         ---           ---            3            9
                                                          ------      ------        ------       ------       ------
Total non-accrual loans                                      547         603           274          377        1,029
                                                          ------      ------        ------       ------       ------
Accruing loans greater than 90 days
   delinquent                                                ---         ---           ---          ---          ---
                                                          ------      ------        ------       ------       ------
     Total non-performing loans                           $  547      $  603        $  274       $  377       $1,029
                                                          ------      ------        ------       ------       ------
Real estate owned                                            218         ---           ---          ---          ---
                                                          ------      ------        ------       ------       ------
     Total non-performing assets                          $  765      $  603        $  274       $  377       $1,029
                                                          ======      ======        ======       ======       ======
Troubled debt restructurings                              $  ---      $  ---        $  ---       $  603       $  930
                                                          ======      ======        ======       ======       ======
Total non-performing loans and troubled
 debt restructurings as a percentage of
 net loans receivable                                       0.32%       0.38%         0.17%       0.66%         1.47%
                                                          ======      ======        ======       ======       ======
Total non-performing assets to total assets                 0.22%       0.20%         0.09%       0.15%         0.45%
                                                          ======      ======        ======       ======       ======
Total non-performing assets and troubled
   debt restructurings as a percentage of
    total assets                                            0.22%       0.20%         0.09%       0.38%         0.86%
                                                          ======      ======        ======       ======       ======

--------------
(1) At June 30, 1999, non-accrual single-family residential real estate loans consisted of five loans.
(2) At June 30, 1999, non-accrual commercial real estate loans consisted of one loan.
(3)  At June 30, 1999, non-accrual consumer loans consisted of one loan.
(4)  At June 30, 1999, non-accrual commercial loans consisted of one loan.

         The $56 thousand decrease in non-accrual loans during fiscal 1999 is comprised of a $207 thousand decrease in non-accrual commercial real estate loans, partially offset by a $7 thousand increase in non-accrual consumer loans and a $137 thousand increase in non-accrual single-family real estate loans.

         At June 30, 1999, the Company had one performing restructured multi-family loan with a total outstanding principal balance of $587 thousand. The loan is secured by an eight unit apartment building and one single-family residence located in Oakmont Borough. Though originally appraised for $840 thousand in 1991, a revised appraisal report dated September 1995 has indicated an appraised value of approximately $475 thousand. Though no charge-offs have been recorded to date, the loan has been internally classified as substandard due to collateral value. Partner ownership has shifted on this property and the Company has been receiving normal principal and interest payments for over three years. The Company expects the loan to remain current and to possibly be refinanced in the future. The Company believes that it has an adequate valuation allowance with respect to this loan.

         As of June 30, 1999, the Company had five non-accruing single-family residential real estate loans which totaled approximately $189 thousand. During July 1999, one of these loans with a principal balance of approximately $92 thousand was paid off in full. The Company expects that the remaining loans will be worked out in the normal course of business.

         As of June 30, 1999, the Company had one non-accruing commercial real estate loan with a principal balance totaling $274 thousand. The Company stopped accruing interest on the loan as of September 1993. The loan is secured by a restaurant and real estate which is located in Wexford, PA. The property was appraised for $395 thousand in June 1988. Since such date, an addition to the restaurant has been constructed. The obligors on this loan are the two former principal owners of the restaurant. The restaurant and the two obligors on this loan have filed under Chapter 7 of the Federal Bankruptcy Code. A third party has acquired the restaurant business and property in a Bankruptcy Court supervised restructuring plan by, among other things, agreeing to make certain periodic payments into the bankruptcy estate. The Bankruptcy Court has not as of yet approved the bankruptcy plan. The Company, however, is presently receiving interest only payments at a modified rate of 8%, as opposed to the original contract rate of 9%. Under terms of the pending but as of yet unapproved bankruptcy restructuring plan, the Company has agreed, among other things, to a reduction in the contract rate of interest to 8% and certain repayment modifications. All payments due under the plan have been received to date.

         As of June 30, 1999, the Company had one non-accruing commercial loan with an outstanding principal balance of $7 thousand that was over 90 days delinquent. The Company has initiated legal action to force the sale of the collateral of this participation loan.

         As of June 30, 1999, the Company had one non-accruing consumer loan with an outstanding principal balance of $77 thousand that was over 90 days delinquent. The Company is currently in proceedings with the debtor's estate, which consists of a house and a business property.

         During fiscal 1999, 1998 and 1997, approximately $42 thousand, $64 thousand and $35 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $41 thousand, $44 thousand and $20 thousand, respectively.

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

         Effective December 21, 1993, the FDIC, in conjunction with the Office of the Comptroller of the Currency, the Office of Thrift Supervision and the Federal Reserve Board, adopted an Interagency Policy Statement on the Allowance for Loan and Lease Losses ("Policy Statement"). The Policy Statement, which effectively supersedes previous FDIC proposed guidance, includes guidance (1) on the responsibilities of management for the assessment and establishment of an adequate allowance and (2) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful, described below, and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (1) 50% of the portfolio that is classified doubtful; (2) 15% of the portfolio that is classified substandard; and (3) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling".

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

         The Company's general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company's general valuation allowances are within the following ranges: (1) 0% to 5% of assets subject to special mention; (2) 5% to 25% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company's past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 1999, is adequate.

         The allowance for loan losses at June 30, 1999 decreased $18 thousand to $1.84 million due to net charge-offs. The allowance for loan losses at June 30, 1998 decreased $149 thousand to $1.86 million due primarily to the reversal of previously established loan loss reserves attributable to the payoff of a commercial loan participation. Previously, the Company had consistently added to the allowance for possible loan losses. The increases in prior years reflected a number of factors, the most significant of which was the industry trend towards greater emphasis on the allowance method of providing for loan losses and the specific charge-off method.

         The Company transferred a $207 thousand non-accrual loan balance to real estate owned during fiscal 1999. The loan was acquired by the Company in fiscal 1992 through the acquisition of Home Savings Association. The Company stopped accruing interest on the loan in fiscal 1998. The loan was secured by a tavern and restaurant which the Company acquired through sheriff's sale during June 1999. The Company intends to liquidate this asset in an orderly manner.

         The following table summarizes changes in the Company's allowance for loan losses and other selected statistics for the periods indicated.


                                                                                    At June 30,
                                                        --------------------------------------------------------------------
                                                           1999         1998             1997           1996          1995
                                                        ---------     ---------       ---------      ---------     ---------

                                                                            (Dollars in thousands)
Average net loans                                       $ 158,651     $ 163,046       $ 153,726      $ 141,643     $ 133,517
                                                        =========     =========       =========      =========     =========
Allowance balance (at beginning of period)              $   1,860     $   2,009       $   1,964      $   1,836     $   1,634
Provision for loan losses                                     ---          (120)             60            150           211
Charge-offs:
   Real Estate:
     Single-family                                              5             1              15             25           ---
     Multi-family                                             ---           ---             ---            ---           ---
     Commercial                                               ---           ---             ---            ---           ---
     Construction                                             ---           ---             ---            ---           ---
   Land acquisition and development                           ---           ---             ---            ---           ---
   Consumer:
     Home equity                                               15            15             ---            ---           ---
     Education                                                ---           ---             ---            ---           ---
     Other                                                    ---            23             ---            ---           ---
   Commercial loans and leases                                ---           ---               3              4            12
                                                        ---------     ---------       ---------      ---------     ---------
     Total charge-offs                                         20            39              18             29            12
                                                        ---------     ---------       ---------      ---------     ---------
Recoveries:
   Real estate:
     Single-family                                              1             8               1            ---           ---
     Multi-family                                             ---           ---             ---            ---           ---
     Commercial                                               ---           ---             ---            ---           ---
     Construction                                             ---           ---             ---            ---           ---
   Land acquisition and development                           ---           ---             ---            ---           ---
   Consumer:
     Home equity                                                1           ---             ---            ---           ---
     Education                                                ---           ---             ---            ---           ---
     Other                                                    ---             1             ---              1             1
   Commercial loans and leases                                ---             1               2              6             2
                                                        ---------     ---------       ---------      ---------     ---------
     Total recoveries                                           2            10               3              7             3
                                                        ---------     ---------       ---------      ---------     ---------
Net loans charged-off                                          18            29              15             22             9
Transfer to real estate owned loss reserve                    ---           ---             ---            ---           ---
                                                        ---------     ---------       ---------      ---------     ---------
Allowance balance (at end of period)                    $   1,842     $   1,860       $   2,009      $   1,964     $   1,836
                                                        =========     =========       =========      =========     =========
Allowance   for  loan  losses  as  a  percentage
of total loans receivable                                    1.07%         1.08%           1.16%          1.17%         1.25%
                                                        =========     =========       =========      =========     =========
Net  loans   charged-off   as  a  percentage  of
average net loans                                            0.02%         0.02%           0.01%          0.02%         0.01%
                                                        =========     =========       =========      =========     =========
Allowance  for  loan  losses  to  non-performing
loans                                                      336.75%       308.46%         733.21%        520.95%       178.43%
                                                        =========     =========       =========      =========     =========
Net  loans  charged-off  to  allowance  for loan
losses                                                       0.98%         1.56%           0.75%          1.12%         0.49%
                                                        =========     =========       =========      =========     =========
Recoveries to charge-offs                                   11.12%        25.64%          16.67%         24.14%        25.00%
                                                        =========     =========       =========      =========     =========

         The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

                                                                  At June 30,
                      ------------------------------------------------------------------------------------------------------
                             1999                 1998               1997                  1996                 1995
                      -------------------  -------------------  -------------------  -------------------  -------------------
                      % of Total Loans by  % of Total Loans by  % of Total Loans by  % of Total Loans by  % of Total Loans by
                        Amount  Category    Amount   Category   Amount   Category    Amount   Category    Amount   Category
                        ------  --------    ------   --------   ------   --------    ------   --------    ------   --------
                                                          (Dollars in thousands)
Real estate loans:
  Single-family        $  174     54.43%    $  164     61.06%   $  175     67.25%    $  161     65.16%    $  146     63.17%
  Multi-family            152      3.12        143      2.34       142      2.02        141      1.92         12      1.57
  Commercial              283     15.08        423     12.24       449      8.46        468      7.77        593      8.27
  Construction             85     12.58         52     10.35        58      9.78         38     11.44         49     14.38
  Land acquisition
   and development         57      4.04         59      4.21        59      4.27         69      5.35         31      3.18
  Unallocated             695      0.00        652      0.00       722      0.00        711      0.00        693      0.00
                      -------    ------    -------    ------   -------    ------    -------    ------    -------    ------
    Total real estate
      loans             1,446     89.25      1,493     90.20     1,605     91.78      1,589     91.64      1,524     90.57
                      -------    ------    -------    ------   -------    ------    -------    ------    -------    ------
Consumer loans:
  Home equity             202      8.70        168      7.93       123      7.06        120      7.10        124      8.50
  Education                 0      0.01          5      0.34         5      0.30          6      0.35          4      0.27
  Other                    24      1.14         17      1.36        10      0.81         10      0.88         14      0.61
  Unallocated              77      0.00        167      0.00       258      0.00        215      0.00        127      0.00
                      -------    ------    -------    ------   -------    ------    -------    ------    -------    ------
    Total consumer
      loans               303      9.85        357      9.63       396      8.17        351      8.33        269      9.38
                      -------    ------    -------    ------   -------    ------    -------    ------    -------    ------
Commercial loans:
  Commercial loans         86      0.90         10      0.17         5      0.05          2      0.02         --      0.00
  Unallocated               7      0.00         --      0.00        --      0.00         --      0.00         --      0.00
                      -------    ------    -------    ------   -------    ------    -------    ------    -------    ------
    Total commercial
      loans                93      0.90         10      0.17         5      0.05          2      0.02         --      0.00
                      -------    ------    -------    ------   -------    ------    -------    ------    -------    ------
Commercial lease
  financings               --      0.00         --      0.00         3      0.00         22      0.01         43      0.05
                      -------    ------    -------    ------   -------    ------    -------    ------    -------    ------
                      $ 1,842    100.00%   $ 1,860    100.00%  $ 2,009    100.00%   $ 1,964    100.00%   $ 1,836    100.00%
                      =======    ======    =======    ======   =======    ======    =======    ======    =======    ======


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

Mortgage-Backed Securities

         Mortgage-backed securities ("MBS") include mortgage pass-through certificates ("PCs") and collateralized mortgage obligations ("CMOs"). With a pass-through security, investors own an undivided interest in the pool of mortgages that collateralize the PCs. Principal and interest is passed through to the investor as it is generated by the mortgages underlying the pool. PCs may be insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA"). CMOs may also be privately issued with varying degrees of credit enhancements. A CMO reallocates mortgage pool cash flow to a series of bonds (called traunches) with varying stated maturities, estimated average lives, coupon rates and prepayment characteristics. All of the Company's CMOs are rated in the highest category by at least two national rating services.

         At June 30, 1999, the Company's MBS portfolio totaled $72.4 million as compared to $46.3 million at June 30, 1998. The $26.1 million or 56.3% increase in MBS balances outstanding during fiscal 1999 was primarily attributable to increased MBS purchases made in order to mitigate the principal calls on the
Company's callable bond portfolio and earn a higher yield with an expected average life profile comparable to longer-term callable agency bonds. At June 30, 1999, approximately $16.4 million or 22.7% (book value) of the Company's portfolio of MBS, including CMOs, were comprised of adjustable or floating rate instruments, as compared to $17.8 million or 38.5% at June 30, 1998. Substantially all of the Company's floating rate MBS adjust monthly based upon changes in certain short-term market indices (e.g. LIBOR, Prime, etc.).

         The following tables set forth the amortized cost and estimated market values of the Company's MBSs available for sale and held to maturity as of the periods indicated.

                                                                     1999                 1998                1997
                                                                   ---------            --------           ---------
MBS Available for Sale at June 30,                                          (Dollars in thousands)
----------------------------------
FHLMC PCs                                                          $     214            $    308           $     931
GNMA PCs                                                                 766              11,022               1,306
FNMA PCs                                                               6,632               9,178              10,708
CMOs - agency collateral                                                 878               2,584               5,472
CMOs - single-family whole loan collateral                               852               5,750                 ---
                                                                   ---------            --------           ---------
Total amortized cost                                               $   9,342            $ 18,842           $  18,417
                                                                   =========            ========           =========
Total estimated market value                                       $   9,273            $ 19,041           $  18,280
                                                                   =========            ========           =========
MBS Held to Maturity at June 30,
--------------------------------
FHLMC PCs                                                          $     146            $    246           $     351
GNMA PCs                                                               1,107               1,156               1,219
FNMA PCs                                                                 103                 151                 194
CMOs - agency collateral                                              18,847              15,810              16,728
CMOs - single-family whole loan collateral                            42,904               9,910                 718
                                                                   ---------            --------           ---------
Total amortized cost                                               $  63,107            $ 27,273           $  19,210
                                                                   =========            ========           =========
Total estimated market value                                       $  62,167            $ 27,777           $  19,381
                                                                   =========            ========           =========

         The Company believes that its present MBS available for sale allocation of $9.3 million or 12.8% of the carrying value of the MBS portfolio, is adequate to meet anticipated future liquidity requirements and to reposition its balance sheet and asset/liability mix should it wish to do so in the future.

         The  following  table  sets  forth  the  amortized  cost,   contractual
maturities and weighted average yields of the Company's MBSs, including CMOs, at June 30, 1999.


                                 One Year or      After One to     After Five to      Over Ten
                                     Less           Five Years       Ten Years         Years              Total
                                 -----------      ------------     --------------     --------            -----
                                                               (Dollars in thousands)
MBS available for sale             $    55           $ 1,670        $    66            $ 7,551           $ 9,342
                                      6.42%             6.07%          9.10%              6.99%             6.83%

MBS held to maturity               $   ---           $    32        $   140            $62,935           $63,107
                                      0.00%             8.00%          9.17%              6.59%             6.60%
                                   -------           -------        -------            -------           -------
Total                              $    55           $ 1,702        $   206            $70,486           $72,449
                                   =======           =======        =======            =======           =======
Weighted average yield                6.42%             6.11%          9.15%              6.64%            6.63%
                                   =======           =======        =======            =======           =======

         Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company's MBS are expected to be substantially less than the scheduled maturities. As a result of the decline of market interest rates experienced during most of fiscal 1999, the Company continued to shift more weighting from variable rate MBS products to fixed rate MBS products.

         The following table sets forth information with respect to the MBS owned by the Company at June 30, 1999, which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All such securities have been assigned a triple A investment grade rating.


                                                                       Estimated Market            Weighted
Name of Issuer                                   Carrying Value             Value               Average Yield
--------------                                   --------------        ----------------         -------------
                                                                     (Dollars in thousands)

Norwest Asset Securities Corp. CMO                  $  7,200              $  6,713                    6.55%
Countrywide Home Loan CMO                              5,696                 5,571                    6.77
Structured  Asset Mortgage  Investment Inc.
CMO                                                    4,416                 4,271                    6.72
Residential Funding CMO                                4,266                 4,199                    6.65
Citicorp Mortgage Security CMO                         4,109                 4,027                    6.74
Countrywide Home Loan CMO                              3,471                 3,383                    6.68
Residential Funding CMO                                2,906                 2,848                    6.65
Countrywide Home Loan CMO                              2,889                 2,828                    6.86
                                                    --------              --------
                                                    $ 34,953              $ 33,840                    6.69%
                                                    ========              ========                    ====


Investment Securities

         The Company may invest in various types of securities, including corporate debt and equity securities, U.S. Government and U.S. Government agency obligations, securities of various federal, state and municipal agencies, FHLB stock, commercial paper, bankers' acceptances, federal funds and interest-bearing deposits with other financial institutions.

         The Company's investment activities are directly monitored by the Company's Investment Committee under policy guidelines adopted by the Board of Directors. In recent years, the general objective of the Company's investment policy has been to manage the Company's interest rate sensitivity gap and generally to increase interest-earning assets. As reflected in the table below, the Company continued to hold a significant portion of its investment portfolio in U.S. Government and agency obligations, which amounted to $88.7 million or 90.2% of the total investment portfolio at June 30, 1999, as compared to $63.7 million or 74.1% of the total investment portfolio at June 30, 1998. All $88.7 million or 100.0% of the Company's U.S. Government agencies portfolio at June 30, 1999 was comprised of U.S. Government agency securities with longer-terms to maturity and optional principal redemption features ("callable bonds"). As part of the Company's continuing investment growth program, the Company has increased its holdings of both investment and MBS. A substantial portion of the Company's investment portfolio is funded with FHLB advances. Such advances can be repaid if all, or a portion of, the Company's callable agency bonds are redeemed prior to maturity.

         The following tables set forth the amortized cost and estimated market values of the Company's investment securities portfolio at the dates indicated.

                                                                      1999                1998                 1997
                                                                    --------            --------              ------
Investment Securities Available for Sale at June 30,                            (Dollars in thousands)
----------------------------------------------------
Corporate debt obligations                                          $    ---            $ 15,419           $    ---
U.S. Government agency securities                                        ---                 ---               2,192
                                                                    --------            --------              ------
Total amortized cost                                                     ---              15,419               2,192
Equity securities                                                      1,380               2,062               1,497
                                                                    --------            --------              ------
Total amortized cost                                                $  1,380            $ 17,481              $3,689
                                                                    ========            ========             =======
Total estimated market value                                        $  1,402            $ 17,519              $3,553
                                                                    ========            ========             =======

Investment Securities Held to Maturity at June 30,
--------------------------------------------------
Corporate debt obligations                                          $    ---            $    ---           $   2,145
U.S. Government agency securities                                     88,714              63,749              81,850
State and municipal securities                                         2,050                 ---                 ---
                                                                    --------            --------              ------
                                                                      90,764              63,749              83,995
FHLB stock                                                             6,195               4,675               3,927
                                                                    --------            --------              ------
Total amortized cost                                                $ 96,959            $ 68,424             $87,922
                                                                    ========            ========             =======
Total estimated market value                                        $ 94,045            $ 68,670             $87,816
                                                                    ========            ========             =======

         Information regarding the amortized cost, contractual maturities and weighted average yields of the Company's investment portfolio at June 30, 1999 is presented below.

Investment Securities                      One Year or  After One to     After Five         Over Ten
Available for Sale                             Less      Five Years     to Ten Years         Years        Total
------------------                         -----------  ------------    ------------        --------      -----
                                                                    (Dollars in thousands)
Equity securities                            $   ---       $   ---        $   ---           $1,380       $ 1,380
                                             =======       =======        =======           =======      =======
Investment Securities
Held to Maturity
----------------
U.S. Government agency securities            $   ---       $   ---        $ 8,685           $80,029      $88,714
                                                0.00%         0.00%          6.06%             7.09%        6.98%

State and municipal securities (1)           $ 1,215       $   ---        $   ---           $   835      $ 2,050
                                                5.73%         0.00%          0.00%             7.94%        6.63%
                                             -------       -------        -------           -------      -------
Total                                        $ 1,215       $   ---        $ 8,685           $80,864      $90,764
                                             =======       =======        =======           =======      =======
Weighted average yield                          5.73%         0.00%          6.06%             7.10%        6.98%
                                             =======       =======        =======           =======      =======

----------
(1) State and municipal security yields are calculated on a taxable equivalent basis.

         Information regarding the amortized cost, earliest call dates and weighted average yield of the Company's investment portfolio at June 30, 1999, is presented below. All Company investments in callable bonds were classified as held to maturity at June 30, 1999.




                                     One Year or  After One to     After Five     Over Ten
                                         Less      Five Years     to Ten Years     Years        Total
                                     -----------  ------------    ------------    --------      -----
                                                             (Dollars in thousands)
U.S. Government agency securities      $72,897      $   2,997      $   ---        $12,820       $88,714
                                          7.02%          7.07%         0.00%         6.73%         6.98%

State and municipal securities (1)     $ 1,215      $     ---      $    835       $   ---       $ 2,050
                                          5.73%          0.00%         7.94%         0.00%         6.63%
                                       -------      ---------      --------       -------       -------

Total debt obligations                 $74,112      $   2,997      $    835       $12,820       $90,764
                                       =======      =========      ========       =======       =======
Weighted average yield                    7.00%          7.07%         7.94%         6.73%         6.98%
                                       =======      =========      ========       =======       =======

Equity securities                      $   ---      $     ---      $    ---       $ 1,380       $ 1,380
                                       -------      ---------      --------       -------       -------

Total                                  $74,112      $   2,997      $    835       $14,200       $92,144
                                       =======      =========      ========       =======       =======

----------
(1) State and municipal security yields are calculated on a taxable equivalent basis.

         The Company to date has not engaged, and does not intend to engage in the immediate future, in trading investment securities.

         The Company did not have any investment securities at June 30, 1999 which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the U.S. Government and U.S. Government agencies and corporations.


Sources of Funds

         The Company's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Company's home and branch offices. Funding is also derived from FHLB advances, short-term borrowings, amortization and prepayments of outstanding loans and MBS and from maturing investment securities.

         Deposits. The Company's deposits totaled $174.2 million at June 30, 1999, as compared to $171.0 million at June 30, 1998. The $3.3 million increase was primarily attributable to an approximate $3.1 million increase in core deposits. In order to attract new and lower cost core deposits, the Company continued to promote a no minimum balance, "free", checking account product. Current deposit products include regular savings accounts, demand accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts and certificates of deposit ranging in terms from 30 days to 10 years. Included among these deposit products are certificates of deposit with negotiable interest rates and balances of $100,000 or more, which amounted to $10.9 million or 6.3% of the Company's total deposits at June 30, 1999, as compared to $10.3 million or 6.0% at June 30, 1998. The Company's deposit products also include Individual Retirement Account certificates ("IRA certificates").

         The Company's deposits are obtained primarily from residents of northern Allegheny, southern Butler and eastern Beaver counties, Pennsylvania. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and Management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at June 30, 1999. The Company has drive-up banking facilities and automated teller machines ("ATMs") at its McCandless, Franklin Park, Bellevue and Cranberry Township offices. The Company participates in the MAC(R) and CIRRUS(R) ATM networks. The Company also participates in a new ATM program called the Freedom ATM AllianceSM. The Freedom ATM AllianceSM allows West View Savings Bank customers to use other Pittsburgh area Freedom ATM AllianceSM affiliates' ATMs without being surcharged and vice versa. The Freedom ATM AllianceSM was organized to help smaller local banks compete with larger national banks that have large ATM networks.

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

         The following table sets forth the average balance of the Company's deposits and the average rates paid thereon for the past three years. Average balances for fiscal 1999 and 1998 were derived from daily average balances. Fiscal 1997 average balances were derived from month-end average balances.

                                                                       At June 30,
                                        -------------------------------------------------------------------------
                                                1999                      1998                      1997
                                                ----                      ----                      ----
                                          Amount       Rate         Amount       Rate        Amount         Rate
                                         --------      ----        --------      ----       --------        ----
                                                                 (Dollars in thousands)
Regular savings and club
   accounts                              $ 36,882      2.54%       $ 36,576      2.62%      $ 36,330        2.61%
NOW accounts                               15,921      0.63          14,998      0.91         14,398        0.88
Money market deposit accounts              11,927      2.64          11,711      2.64         12,045        2.63
Certificate of deposit accounts            94,197      5.46          96,140      5.72         99,773        5.66
Escrows                                     2,262      1.81           2,430      1.81          2,471        1.82
                                         --------      ----        --------      ----       --------        ----
     Total interest-bearing
        deposits and escrows              161,189      4.27         161,855      4.29        165,017        4.29
Non-interest-bearing checking
   accounts                                 8,306      0.00           7,073      0.00          6,459        0.00
                                         --------      ----        --------      ----       --------        ----
     Total deposits and escrows          $169,495      4.06%       $168,928      4.11%      $171,476        4.13%
                                         ========      ====        ========      ====       ========        ====


         The following table sets forth the net deposit flows of the Company during the periods indicated.

                                                       Year Ended June 30,
                                              ----------------------------------
                                               1999         1998          1997
                                             -------      --------      -------
                                                    (Dollars in thousands)
(Decrease) before interest credited          $(3,330)     $(10,057)     $(7,011)
Interest credited                              6,592         6,848        7,047
                                             -------      --------      -------
Net deposit increase (decrease)              $ 3,262      $ (3,209)     $    36
                                             =======      ========      =======

         The following table sets forth maturities of the Company's time deposits of $100,000 or more at June 30, 1999 by time remaining to maturity.

                                                                 Amounts
                                                                 -------
                                                         (Dollars in thousands)
           Three months or less                                 $  2,131
           Over three months through six months                    2,007
           Over six months through twelve months                   2,796
           Over twelve months                                      4,014
                                                                 -------
                                                                 $10,948
                                                                 =======

         Borrowings. Borrowings are comprised of FHLB advances with various terms and repurchase agreements with securities brokers with original maturities of ninety-two days or less. At June 30, 1999, borrowings totaled $142.7 million as compared to $89.7 million at June 30, 1998. The $53.0 million or 59.0% increase was primarily used to meet ongoing commitments to fund loan commitments and fund the Company's purchase of investments and MBS during fiscal 1999. The Company believes that the judicious use of borrowings has allowed it to pursue a strategy of increasing net interest income by purchasing assets with lower total cost wholesale funding. Wholesale funding also provides the Company with a larger degree of control with respect to the term structure of its liabilities than traditional retail deposits. The Company also avoids the additional cost associated with increasing its branch network and with federal deposit insurance premiums through the utilization of borrowings, as opposed to retail time deposits.


Competition

         The Company faces significant competition in attracting deposits. Its most direct competition for deposits has historically come from commercial banks and other savings institutions located in its market area. The Company also faces additional significant competition for investors' funds from other financial intermediaries. The Company competes for deposits principally by offering depositors a variety of deposit programs, competitive interest rates, convenient branch locations, hours and other services. The Company does not rely upon any individual group or entity for a material portion of its deposits.

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


Employees

         The Company had 51 full-time employees and 7 part-time employees as of June 30, 1999. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.


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

         Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not (90 days or more) past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued MBS representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4% to 5% or more, depending on their overall condition.

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

         FDIC Insurance Premiums. The Savings Bank currently pays deposit insurance premiums to the FDIC on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level of an institution's capital - "well capitalized", "adequately capitalized" and "undercapitalized"- which is defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.00% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns. The Savings Bank is a "well capitalized" institution as of June 30, 1999.

         On September 30, 1996, the President signed the Deposit Insurance Funds Act of 1996 (the "Funds Act") into law. The Funds Act called for a Special Assessment on SAIF-assessable deposits as of March 31, 1995, to capitalize the SAIF to its designated reserve ratio of 1.25%. The Company recorded a pre-tax charge of approximately $1.1 million during the quarter ended September 30, 1996, using the FDIC estimated assessment rate of $0.657 for every $100 of assessable deposits. During the quarter ended December 31, 1996, the Company accrued a $102 thousand refund of prepaid federal deposit insurance premiums as a result of the capitalization of the SAIF. The Funds Act also provides for a Financing Corporation ("FICO") debt service assessment. The current FICO debt service assessment annual rate for SAIF members is 6.3 basis points (or 6.3(cent) per $100 of assessable deposits).

         Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Savings Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

         The FDIC's capital regulations establish a minimum 3% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4% to 5% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and rated composite 1 under the Uniform Financial Institutions Rating System.

         A bank which has less than the minimum leverage capital requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit to its FDIC regional director for review and approval, a reasonable plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order from the FDIC. The FDIC's regulation also provides that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier I leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to be restored to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

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


                           FEDERAL AND STATE TAXATION

         General. The Company and the Savings Bank are subject to the generally applicable corporate tax provisions of the Internal Revenue Code of 1986 (the "Code"), as well as certain provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Savings Bank.

         Fiscal Year. The Company currently files a consolidated federal income tax return on the basis of the calendar year ending on December 31.

         Method of Accounting. The Company maintains its books and records for federal income tax purposes using the accrual method of accounting. The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy and that items of expense be deducted at the later of (1) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (2) the time when economic performance with respect to the item of expense has occurred.

         Bad Debt Reserves. Historically under Section 593 of the Code, thrift institutions such as the Savings Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish a tax reserve for bad debts and to make annual additions within specified limitations which may have been deducted in arriving at their taxable income. The Savings Bank's deduction with respect to "qualifying loans", which are generally loans secured by certain interests in real property, may currently be computed using an amount based on the Savings Bank's actual loss experience (the "experience method").

         The Small Business Job Protection Act of 1996, adopted in August 1996, generally (1) repealed the provision of the Code which authorized use of the percentage of taxable income method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (2) required that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period its applicable excess reserves.

For a savings institution such as West View which is a "small bank", as defined in the Code, generally this is the excess of the balance of its bad debt reserves as of the close of its last taxable year beginning before January 1, 1996, over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. Any recapture would be suspended for any tax year that began after December 31, 1995, and before January 1, 1998 (thus a maximum of two years), in which a savings institution originated an amount of residential loans which was not less than the average of the principal amount of such loans made by a savings institution during its six most recent taxable years beginning before January 1, 1996. The amount of tax bad debt reserves subject to recapture is approximately $1.2 million, which is being recaptured ratably over a six-year period ending December 31, 2003. In accordance with FASB No. 109, deferred income taxes have previously been provided on this amount, therefore no financial statement expense has been recorded as a result of this recapture. The Company's supplemental bad debt reserve of approximately $3.8 million is not subject to recapture.

         The above-referenced legislation also repealed certain provisions of the Code that only apply to thrift institutions to which Section 593 applies:
(1) the denial of a portion of certain tax credits to a thrift institution; (2) the special rules with respect to the foreclosure of property securing loans of a thrift institution; (3) the reduction in the dividends received deduction of a thrift institution; and (4) the ability of a thrift institution to use a net operating loss to offset its income from a residual interest in a real estate mortgage investment conduit. The repeal of these provisions did not have a material adverse effect on the Company's financial condition or operations.

         Audit by IRS. The Company's consolidated federal income tax returns for taxable years through December 31, 1995, have been closed for the purpose of examination by the Internal Revenue Service.

         State Taxation.  The Company is subject to the  Pennsylvania  Corporate
Net Income Tax and Capital Stock and Franchise Tax. The Pennsylvania Corporate Net Income Tax rate is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 1.099% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and consolidated net worth.

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

Item 2.  Properties.
-------  -----------

         The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 1999.

                                                                                                  Net Book
                                                                                                  Value of
         Description/Address                         Leased/Owned                                 Property
         -------------------                         ------------                                 --------
                                                                                            (Dollars in thousands)
         McCandless Office                               Owned                                       $156
            9001 Perry Highway
            Pittsburgh, PA  15237

         West View Boro Office                           Owned                                          9
            456 Perry Highway
            Pittsburgh, PA  15229

         Cranberry Township Office                       Owned                                        250
            20531 Perry Highway
            Cranberry Township, PA  16066

         Sherwood Oaks Office                            Leased  (1)                                  ---
            100 Norman Drive
            Cranberry Township, PA  16066

         Bellevue Boro Office                            Leased  (2)                                   14
            572 Lincoln Avenue
            Pittsburgh, PA  15202

         Franklin Park Boro Office                       Owned                                        560
            2566 Brandt School Road
            Wexford, PA  15090

--------
(1) The Company operates this office out of a retirement community. The lease expires in June 2000.
(2) The lease is for a period of 15 years ending in September 2006 with an option for the Company to renew the lease for an additional five years.


Item 3.  Legal Proceedings.
-------  ------------------

         The information required herein is incorporated by reference from page 45 of the Company's 1999 Annual Report, Note 14 of Notes to Consolidated Financial Statements, "Litigation".


Item 4.  Submission of Matters to a Vote of Security Holders.
-------  -----------------------------------------------------

         Not applicable.

PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
-------   ----------------------------------------------------------------------

          The information required herein is incorporated by reference from page 54 of the Company's 1999 Annual Report.

Item 6.   Selected Financial Data.
-------   ------------------------

          The information required herein is incorporated by reference from pages 2 to 3 of the Company's 1999 Annual Report.

Item 7.   Management's  Discussion  and Analysis of Financial  Condition and
-------   ------------------------------------------------------------------
          Results of Operations.
          ----------------------

          The information required herein is incorporated by reference from pages 4 to 20 of the Company's 1999 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------  -----------------------------------------------------------

          The information required herein is incorporated by reference from pages 15 to 18 of the Company's 1999 Annual Report.

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------

          The information required herein is incorporated by reference from pages 21 to 53 of the Company's 1999 Annual Report.

PART III

Item 9.   Changes in and Disagreements on Accounting and Financial Disclosure.
-------   --------------------------------------------------------------------

          Not applicable.

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

          The information required herein is incorporated by reference from pages 2 to 5 of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders dated September 24, 1999 ("Proxy Statement").

Item 11.  Executive Compensation.
--------  -----------------------

          The information required herein is incorporated by reference from pages 8 to 12 of the Company's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

          The information required herein is incorporated by reference from pages 6 to 8 of the Company's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

          The information required herein is incorporated by reference from page 12 to 13 of the Company's Proxy Statement.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------  ----------------------------------------------------------------

          (a) Documents filed as part of this report.

              (1)The  following  documents  are filed as part of this report and are incorporated herein by reference from the Company's 1999 Annual Report.

                 Report of Independent Auditors.

                 Consolidated Statements of Financial Condition at June 30, 1999 and 1998.

                 Consolidated Statements of Income for the Years Ended June 30, 1999, 1998 and 1997.

                 Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1999, 1998 and 1997.

                 Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997.

                 Notes to the Consolidated Financial Statements.

              (2) All  schedules for which  provision is made in the  applicable accounting regulation of the Securities and Exchange Commission ("SEC") are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

              (3) (a) The  following  exhibits  are  filed as part of this  Form
                  10-K, and this list includes the Exhibit Index.

                   No.                         Description                                               Page
                   ---                         -----------                                               ----
                   3.1       Articles of Incorporation                                                     *
                   3.2       By-Laws                                                                       *
                   4         Stock Certificate of WVS Financial Corp.                                      *
                  10.1       WVS Financial Corp. Recognition Plans and
                                 Trusts for Executive Officers,
                                 Directors and Key Employees**                                             *
                  10.2       WVS Financial Corp. 1993 Stock Incentive Plan**                               *
                  10.3       WVS Financial Corp. 1993 Directors' Stock Option Plan**                       *
                  10.4       WVS Financial Corp. Employee Stock Ownership
                                 Plan and Trust**                                                          *
                  10.5       Amended West View Savings Bank Employee
                                 Profit Sharing Plan**                                                     *
                  10.6       Employment Agreements between WVS Financial Corp. and
                                 David Bursic, Margaret VonDerau and Edward Wielgus **                   ***
                  10.7       Directors Deferred Compensation Program**                                     *
                  13         1999 Annual Report to Stockholders                                          E-1
                  21         Subsidiaries of the Registrant - Reference is made to
                                 Item 1. "Business" for the required information
                  23         Consent of Independent Auditors                                            E-59
                  27         Financial Data Schedule                                                    E-60

     * Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

     **  Management contract or compensatory plan or arrangement.

     ***Incorporated by reference from the September 1998 Form 10-Q filed by the Company with the SEC on November 13, 1998.

              (3)(b)The Company filed a Current Report on Form 8-K, dated May 25, 1999, reporting under Item 5 that the Company's Board of Directors authorized the repurchase of up to 190,000 shares, or approximately five percent, of the Company's outstanding common stock. Repurchases are authorized to be made during the next twelve months as market conditions warrant. All repurchased shares will be held as treasury stock and may be reserved for issuance pursuant to the Company's stock benefit plans.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WVS FINANCIAL CORP.



September 28, 1999                   By:  /s/ David J. Bursic
                                          --------------------
                                          David J. Bursic
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/ David  J. Bursic
--------------------
David J. Bursic, Director, President and                      September 28, 1999
Chief Executive Officer
(Principal Executive Officer)


/s/William J. Hoegel
--------------------
William J. Hoegel,                                            September 28, 1999
Chairman of the Board


/s/Margaret VonDerau
---------------------
Margaret VonDerau, Director,                                  September 28, 1999
Senior Vice President, Treasurer
and Corporate Secretary


/s/ Janell A. Butorac
---------------------
Janell A. Butorac,                                            September 28, 1999
Assistant Vice President
(Principal Accounting Officer)

/s/David L. Aeberli
-------------------
David L. Aeberli, Director                                    September 28, 1999



/s/Arthur H. Brandt
-------------------
Arthur H. Brandt, Director                                    September 28, 1999



/s/ Donald E. Hook
------------------
Donald E. Hook, Director                                      September 28, 1999



/s/ John M. Seifarth
--------------------
John M. Seifarth, Director                                    September 28, 1999