Form 10-Q
period 1999-09-30
WVS FINANCIAL CORP
filed 1999-11-15
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       or

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


         Shares outstanding as of November 9, 1999: 3,022,532 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.       FINANCIAL INFORMATION                                    PAGE
-------       ---------------------                                    ----

Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 30, 1999
              and June 30, 1999  (Unaudited)                             3

              Consolidated Statements of Income for the
              Three Months Ended September 30, 1999
              and 1998 (Unaudited)                                       4

              Consolidated Statements of Cash Flows
              for the Three Months Ended September 30,
              1999 and 1998 (Unaudited)                                  5

              Consolidated Statements of Changes in
              Stockholders' Equity for the Three Months
              Ended September 30, 1999 (Unaudited)                       7

              Notes to Unaudited Consolidated Financial Statements       8

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              for the Three Months Ended September 30, 1999             10

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk for the Three Months Ended
              September 30, 1999                                        16

PART II.      OTHER INFORMATION                                        PAGE
--------      -----------------                                        ----

Item 1.       Legal Proceedings                                         20
Item 2.       Changes in Securities                                     20
Item 3.       Defaults upon Senior Securities                           20
Item 4.       Submission of Matters to a Vote of Security Holders       20
Item 5.       Other Information                                         20
Item 6.       Exhibits and Reports on Form 8-K                          20
Signatures                                                              21

                                WVS FINANCIAL CORP. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)
                                          (in thousands)

                                                         September 30, 1999            June 30, 1999
                                                         ------------------            -------------
                   Assets
Cash and due from banks                                        $     890               $     745
Interest-earning demand deposits                                   1,264                   1,148
Investment securities available-for-sale
    (amortized cost of $1,380 and $1,380)                          1,358                   1,402
Investment securities held-to-maturity
    (market value of $106,650 and $87,850)                       111,290                  90,764
Mortgage-backed securities available-for-sale
    (amortized cost of $8,475 and $9,342)                          8,364                   9,273
Mortgage-backed securities held-to-maturity
    (market value of $67,882 and $62,167)                         68,943                  63,107
Federal Home Loan Bank stock, at cost                              7,625                   6,195
Net loans receivable (allowance for loan losses of $1,842
    and $1,842)                                                  175,590                 170,327
Accrued interest receivable                                        2,854                   3,105
Premises and equipment                                             1,126                   1,154
Deferred taxes and other assets                                    1,353                   1,188
                                                               ---------               ---------
           TOTAL ASSETS                                        $ 380,657               $ 348,408
                                                               =========               =========

                   Liabilities and Stockholders' Equity

Liabilities:
Savings Deposits:
     Non-interest-bearing accounts                             $   2,389               $   9,037
     NOW accounts                                                 23,454                  16,668
     Savings accounts                                             37,075                  38,923
     Money market accounts                                        11,842                  12,610
     Certificates of deposit                                      94,330                  93,876
                                                               ---------               ---------
     Total savings deposits                                      169,090                 171,114
Federal Home Loan Bank advances                                  152,500                 116,900
Other borrowings                                                  26,818                  25,820
Advance payments by borrowers for taxes and insurance              1,223                   3,130
Accrued interest payable                                           2,425                   1,929
Other liabilities                                                  1,970                   1,577
                                                               ---------               ---------
           TOTAL LIABILITIES                                     354,026                 320,470
                                                               ---------               ---------


                                WVS FINANCIAL CORP. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)
                                          (in thousands)
                                           (continued)

                                                         September 30, 1999            June 30, 1999
                                                         ------------------            -------------
Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                        --                      --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,668,220 and 3,668,060 shares issued                              37                      37
Additional paid-in capital                                        19,143                  19,062
Treasury stock (632,368 shares at cost)                           (9,638)                 (7,596)
Retained earnings, substantially restricted                       17,669                  17,024
Accumulated other comprehensive loss                                 (88)                    (31)
Unallocated shares - Recognition and Retention Plans                (300)                   (326)
Unallocated shares - Employee Stock Ownership Plan                  (192)                   (232)
                                                               ---------               ---------
     TOTAL STOCKHOLDERS' EQUITY                                   26,631                  27,938
                                                               ---------               ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 380,657               $ 348,408
                                                               =========               =========


          See accompanying notes to consolidated financial statements.

                         WVS FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                                   (in thousands)

                                                               Three Months Ended
                                                                  September 30,
                                                          -------------------------
                                                              1999           1998
                                                          ----------     ----------
INTEREST AND DIVIDEND INCOME:
    Loans                                                 $    3,417     $    3,189
    Investment securities                                      1,853          1,481
    Mortgage-backed securities                                 1,215            788
    Interest-earning deposits with other institutions              8             15
    Federal Home Loan Bank stock                                 116             81
                                                          ----------     ----------
        Total interest and dividend income                     6,609          5,554
                                                          ----------     ----------

INTEREST EXPENSE:
    Deposits                                                   1,582          1,689
    Borrowings                                                 2,181          1,342
    Advance payments by borrowers for taxes and
    insurance                                                      6              7
                                                          ----------     ----------
        Total interest expense                                 3,769          3,038
                                                          ----------     ----------

NET INTEREST INCOME:                                           2,840          2,516
PROVISION FOR LOAN LOSSES                                        ---            ---
                                                          ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            2,840          2,516
                                                          ----------     ----------
NON-INTEREST INCOME:
     Service charges on deposits                                  76             61
     Other                                                        59             41
                                                          ----------     ----------
        Total non-interest income                                135            102
                                                          ----------     ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                              756            691
     Occupancy and equipment                                      91             94
     Deposit insurance premium                                    25             26
     Data processing                                              44             46
     Correspondent bank service charges                           35             29
     Other                                                       160            175
                                                          ----------     ----------
        Total non-interest expense                             1,111          1,061
                                                          ----------     ----------

                         WVS FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                                   (in thousands)
                                    (continued)

                                                               Three Months Ended
                                                                  September 30,
                                                          -------------------------
                                                              1999           1998
                                                          ----------     ----------
INCOME BEFORE INCOME TAXES                                     1,864          1,557
INCOME TAXES                                                     727            607
                                                          ----------     ----------

NET INCOME                                                $    1,137     $      950
                                                          ==========     ==========

EARNINGS PER SHARE:
   Basic                                                  $     0.37     $     0.26
   Diluted                                                $     0.37     $     0.26

AVERAGE SHARES OUTSTANDING:
   Basic                                                   3,056,406      3,580,794
   Diluted                                                 3,084,253      3,612,446

          See accompanying notes to consolidated financial statements.

                              WVS FINANCIAL CORP. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                        (in thousands)

                                                                         Three Months Ended
                                                                             September 30,
                                                                      ----------------------
                                                                        1999           1998
                                                                      --------      --------
OPERATING ACTIVITIES

Net income                                                            $  1,137      $    950
Adjustments to reconcile net income to cash provided
   by operating activities:
     Depreciation and amortization, net                                     29            29
     Amortization of discounts, premiums and deferred loan fees            ---          (161)
     Amortization of ESOP, RRP and deferred and unearned
        compensation                                                       146            88
     Decrease (increase) in accrued interest receivable                    251          (547)
     Increase in accrued interest payable                                  495           260
     Decrease in accrued and deferred taxes                                 74            36
     Other, net                                                            199           (43)
                                                                      --------      --------
           Net cash provided by operating activities                     2,331           612
                                                                      --------      --------
INVESTING ACTIVITIES

Available-for-sale:
     Purchases of investments and mortgage-backed securities               ---       (14,136)
     Proceeds from repayments of investments and mortgage-backed
        securities                                                         869        25,229
Held-to-maturity:
     Purchases of investments and mortgage-backed securities           (32,913)      (54,094)
     Proceeds from repayments of investments and mortgage-backed
        securities                                                       6,611        25,062
(Increase) decrease in net loans receivable                             (5,325)        3,813
Increase in FHLB stock                                                  (1,430)         (424)
     Other, net                                                            (18)          ---
                                                                      --------      --------
           Net cash used for investing activities                      (32,206)      (14,550)
                                                                      --------      --------

          See accompanying notes to consolidated financial statements.

                              WVS FINANCIAL CORP. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                        (in thousands)

                                                                        Three Months Ended
                                                                           September 30,
                                                                     -----------------------
                                                                        1999          1998
                                                                     --------       --------
FINANCING ACTIVITIES

Net decrease in transaction and passbook accounts                      (2,477)        (3,857)
Net increase in certificates of deposit                                   454            896
Net increase in FHLB advances                                          35,600          2,643
Net increase in other borrowings                                          998         16,764
Net decrease in advance payments by borrowers for taxes and
     insurance                                                         (1,907)        (2,356)
Net proceeds from issuance of common stock                                  1            230
Purchase of treasury stock                                             (2,042)          (749)
Cash dividends paid                                                      (491)          (548)
                                                                     --------       --------
           Net cash provided by financing activities                   30,136         13,023
                                                                     --------       --------
           Increase (decrease) in cash and cash equivalents               261           (915)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                    1,893          2,506
                                                                     --------       --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                       $  2,154       $  1,591
                                                                     ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the period for:
       Interest on deposits, escrows and borrowings                  $  3,274       $  2,778
       Income taxes                                                       625            585


          See accompanying notes to consolidated financial statements.

                                                 WVS FINANCIAL CORP. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)
                                                           (in thousands)
                                                                                                     Accum.
                                                                                      Unallocated    Other      Retained
                                              Additional                Unallocatd       Shares      Compre-    Earnings-
                                     Common    Paid-in      Treasury    Shares Held       Held       hensive  Substantially
                                     Stock     Capital       Stock        by ESOP        by RRP      Income    Restricted     Total
                                     -----     -------       -----        -------        ------      ------    ----------     -----
Balance at June 30, 1999              $37     $19,062       $(7,596)      $(232)         $(326)       $(31)      $ 17,024   $27,938

Comprehensive income:

  Net income                                                                                                        1,137     1,137
  Other comprehensive
    income:
     Change in unrealized
       holding gains on
       securities, net of income
       tax of $29                                                                                      (57)                     (57)
                                                                                                                            -------
Comprehensive income                                                                                                          1,080

Purchase of treasury stock                                   (2,042)                                                         (2,042)

Release of earned
  Employee Stock Ownership
  Plan (ESOP) shares                               80                        40                                                 120

Accrued compensation
  expense for Recognition
  and Retention Plans (RRP)                                                                 26                                   26

Exercise of Stock Options                           1                                                                             1

Cash dividends declared
 ($0.16 per share)                      --        --            --            --            --           --        (492)       (492)
                                       ---    -------      -------        -----          -----         ----     -------     -------
Balance at September 30,
 1999                                  $37    $19,143      $(9,638)       $(192)         $(300)        $(88)    $17,669     $26,631
                                       ===    =======      =======        =====          =====         ====     =======     =======
Components of
 comprehensive income:

  Change in net unrealized
   gain on investment
   securities held for sale                                                                            $(88)
                                                                                                       ----
TOTAL                                                                                                  $(88)
                                                                                                       ====

           See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. Statement No. 133 precludes a held-to-maturity security from being designated as a hedged item, however, at the date of initial application of this statement, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." This Statement delayed the effective date of Statement No. 133 for one year, to fiscal years beginning after June 15, 2000. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of Statement No. 133.

         The Company does not believe the effect of the adoption of this accounting statement will be material.

3.       EARNINGS PER SHARE
         ------------------

         The following table sets forth the computation of basic and diluted earnings per share.


                                                                      Three Months Ended
                                                                         September 30,
                                                                ----------------------------
                                                                    1999             1998
                                                                -----------      -----------
Weighted average common shares outstanding                        3,668,110        3,657,120
Average Treasury Stock shares                                      (566,794)         (15,273)
Average unearned ESOP shares                                        (44,910)         (61,053)
                                                                -----------      -----------
Weighted average common shares and common stock equivalents
  used to calculate basic earnings per share                      3,056,406        3,580,794
Additional common stock equivalents (stock options) used to
  calculate diluted earnings per share                               27,847           31,652
                                                                -----------      -----------
Weighted average common shares and common stock equivalents
  used to calculate diluted earnings per share                    3,084,253        3,612,446
                                                                ===========      ===========
Net income                                                      $ 1,136,861      $   950,122
                                                                ===========      ===========
Earnings per share:
  Basic                                                         $      0.37      $      0.27
  Diluted                                                       $      0.37      $      0.26

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

GENERAL

         WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

         West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 1999.

         The operating results of the Company depend primarily upon its net interest income, which is determined by the difference between income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing liabilities, which consist primarily of deposits and borrowings. The Company's net income is also affected by its provision for loan losses, as well as the level of its non-interest income, including loan fees and service charges, and its non-interest expenses, such as compensation and employee benefits, income taxes, deposit insurance and occupancy costs.

         The Company's strategy focuses on community-based lending, maintaining asset quality and generating consistent earnings growth.

FINANCIAL CONDITION

         The Company's assets totaled $380.7 million at September 30, 1999 as compared to $348.4 million at June 30, 1999. The $32.3 million or 9.3% increase in total assets was primarily comprised of a $26.8 million or 15.7% increase in investment and mortgage-backed securities, including Federal Home Loan Bank ("FHLB") stock, and a $5.3 million or 3.1% increase in net loans receivable.

         The Company's total liabilities increased $33.6 million or 10.5% to $354.0 million as of September 30, 1999 from $320.5 million as of June 30, 1999. The $33.6 million increase in total liabilities was primarily comprised of a $36.6 million or 25.7% increase in FHLB advances and other borrowings which was partially offset by a $2.0 million or 1.2% decrease in deposits and a $1.9 million or 60.9% decrease in advance payments by borrowers for taxes and insurance.

         Total stockholders' equity decreased $1.3 million or 4.7% to $26.6 million as of September 30, 1999 from $27.9 million at June 30, 1999. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $2.0 million and $492 thousand, respectively, which were partially funded by Company net income of $1.1 million for the quarter ended September 30, 1999.

ASSET AND LIABILITY MANAGEMENT

          The Company continued a strategy designed to reduce the interest rate sensitivity of its financial assets to its financial liabilities. The primary elements of this strategy include:

1) expanding the Company's investment growth program in order to enhance net interest income;
2) maintaining the Company's level of short-term liquid investments by funding loan commitments and purchasing longer-term investment securities;
3)       emphasizing the growth of lower-cost savings and checking accounts; and
4) pricing the Company's certificates of deposit and loan products nearer to the market average rate as opposed to the upper range of market offered rates.

          The Company has continued its investment growth program, originally initiated in the third quarter of fiscal 1994, in order to realize additional net interest income. Under this strategy, a longer-term callable or noncallable investment security, or mortgage-backed security, is purchased and funded through the use of non-deposit liabilities, such as FHLB advances and short-term borrowings. With this strategy, the Company increases its net interest income, but also faces the risk, during periods of rising market interest rates, that it may experience a decline in net interest income if the rate paid on its various borrowings rises above the rate earned on the investment security purchased. In order to mitigate this exposure, the Board has placed certain restrictions on the investment growth program, including:

1) the average outstanding daily balance of total borrowings, computed quarterly, may not exceed $195.0 million;
2) suitable investments shall be restricted to those meeting the credit quality criteria outlined in the Company's investment policy;
3) each security purchased shall initially yield a minimum of one hundred and twenty-five basis points above the incremental rate paid on short-term borrowings, at the time of purchase; and
4) the Company's total borrowed funds position, allocated to the investment growth program, may not exceed $200.0 million.

         In most cases, the initial yield spread earned on investment security purchases ranged from approximately 231 to 257 basis points.

          During the quarter ended September 30, 1999, the Company increased its mortgage-backed securities portfolio by $4.9 million or 6.81%. The increase for the quarter was attributable to security purchases partially offset by principal amortization. Mortgage-backed securities purchases for the quarter totaled approximately $8.4 million with an estimated weighted average purchase yield of 7.64%. At September 30, 1999, the Company held $77.3 million of mortgage-backed securities with an approximate yield of 6.77%. The mortgage-backed securities purchases were made in order to mitigate the principal calls on the Company's callable bond portfolio and to earn a higher yield with an expected average life profile comparable to longer-term callable agency bonds.

         The Company has continued to purchase bonds with optional principal redemption features ("callable bonds") in order to capture additional net interest income. Callable bonds generally provide investors with higher rates of return than noncallable bonds because the issuer has the option to redeem the bonds before maturity. While this strategy affords WVS the current opportunity to improve its net interest income, during a period of declining interest rates, the Company would be exposed to the risk that the investment will be redeemed prior to its final stated maturity. In order to mitigate this risk, the Company has funded a significant portion of its purchases of callable bonds with short-term borrowings. Approximately $4.0 million of callable agency bonds with an estimated weighted average rate of 5.83% were called during the quarter ended September 30, 1999. During the quarter ended September 30, 1999, the Company purchased approximately $20.7 million of callable bonds with an approximate weighted average yield to call and maturity of 8.20% and 7.84%, respectively. The callable agency bond purchases, totaling $20.7 million, are summarized by initial term to call as follows: $10.0 million within three months, $3.2 million with greater than three months and within six months, $4.0 million with greater than six months and within one year, $1.0 million with greater than twelve months and within twenty-four months, and $2.5 million with greater than twenty-four months and within thirty-six months.

         During the quarter ended September 30, 1999, the Company borrowed approximately $162.7 million in various borrowings from the FHLB with a weighted average rate of 5.15% and incurred $116.5 million in other borrowings with a weighted average rate of 5.28%. During the quarter ended September 30, 1999, the Company repaid $127.1 million of FHLB advances and $115.6 million of other borrowings.

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

         As of September 30, 1999, the implementation of these asset and liability management initiatives resulted in the following:

1) an aggregate of $50.6 million or 28.8% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months;
2) $16.3 million or 21.0% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were secured by floating rate securities; and
3) $106.3 million or 94.6% of the Company's investment securities portfolio was comprised of callable bonds.

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

         The Company's one year cumulative interest rate sensitivity gap is estimated at a negative 14.3% of total assets at September 30, 1999, as compared to a negative 8.9% at June 30, 1999, in each instance, based on certain assumptions by management with respect to the repricing of certain assets and liabilities. At September 30, 1999, the Company's interest-earning assets maturing or repricing within one year totaled $101.2 million while the Company's interest-bearing liabilities maturing or repricing within one year totaled
$155.7 million, providing an excess of interest-earning liabilities over interest-bearing assets of $54.6 million. At September 30, 1999, the percentage of the Company's assets to liabilities maturing or repricing within one year was 65%.

RESULTS OF OPERATIONS

         GENERAL. WVS reported net income of $1.1 million, or $0.37 per share (basic and diluted), for the three months ended September 30, 1999, as compared to $950 thousand or $0.26 per share (basic and diluted) for the same period in 1998. For the three months ended September 30, 1999, diluted earnings per share increased $0.10 or 37.0%. Net income increased $187 thousand or 19.7% for the three months ended September 30, 1999, when compared to the same period in 1998. The increase was primarily the result of a $324 thousand increase in net interest income and a $33 thousand increase in non-interest income, which were partially offset by a $120 thousand increase in income tax expense and a $50 thousand increase in non-interest expense.

         NET INTEREST INCOME. The Company's net interest income increased by $324 thousand or 12.9% during the three months ended September 30, 1999, when compared to the same period in 1998. The increase was principally attributable to increases in the Company's investment, mortgage-backed securities and loan portfolios which were primarily funded with FHLB advances.

         INTEREST INCOME. Interest on net loans receivable increased by $228 thousand or 7.15% for the three months ended September 30, 1999, when compared with the same period in 1998. The increase was attributable to an increase of $16.7 million in the average balance of loans receivable outstanding which was partially offset by an decrease in the weighted average yield earned on loans receivable of 26 basis points for the three months ended September 30, 1999, when compared to the same period in 1998. The increase in the average loan balance outstanding was attributable to an increased level of mortgage originations due to a stronger local demand for permanent mortgage financing and an emphasis on multi-family, commercial and consumer loan products in order to earn returns greater than those offered in the single-family residential mortgage market.

         Interest on mortgage-backed securities increased by $427 thousand or 54.2% for the three months ended September 30, 1999, when compared with the same period in 1998. The increase was attributable to an increase of $26.6 million in the average balance of mortgage-backed securities outstanding which was partially offset by a decrease of 10 basis points in weighted average yield earned during the three months ended September 30, 1999, when compared to the same period in 1998. The Company has increased its purchases of mortgage-backed securities in order to mitigate the principal calls on the Company's callable bond portfolio and to earn a higher yield with an expected average life profile comparable to longer-term callable agency bonds.

         Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock ("other investment securities") increased $400 thousand or 25.4% for the three months ended September 30, 1999, when compared to the same period in 1998. The increase was principally attributable to an increase of $20.7 million in the average balance of investment securities and a 20 basis point increase in the weighted average yield earned on investment securities for the three months ended September 30, 1999, when compared to the same period in 1998. The increase in the average balance of other investment securities was principally attributable to purchases of investment securities under the Company's investment growth program. The increase in the weighted average yield earned was consistent with market conditions for the three months ended September 30, 1999.

         INTEREST EXPENSE. Interest expense on deposits and escrows decreased by $108 thousand or 6.37% for the three months ended September 30, 1999, when compared with the same period in 1998. The decrease was principally attributable to a decrease in the weighted average yield paid of 35 basis points which was partially offset by an increase of $3.7 million in the average balance of deposits and escrows outstanding for the three months ended September 30, 1999, when compared to the same period in 1998. The average yield paid on deposits decreased due to the overall decline in market interest rates.

         Interest expense on FHLB advances and other borrowings increased by $839 thousand or 62.52% for the three months ended September 30, 1999, when compared to the same period in 1998. The increase was primarily attributable to a $64.6 million or 67.42% increase in the average balance of such borrowings outstanding, partially offset by a 16 basis point decrease in the weighted average rate paid. The increased amount of borrowings outstanding was used to fund the Company's investment growth program and the decrease in the weighted average rate paid was a result of the declining market rates.

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

         The Company did not record a provision for possible losses on loans for the three months ended September 30, 1999, and September 30, 1998. The Company's total allowance for loan losses at September 30, 1999, and June 30, 1999, both amounted to $1.8 million or 1.0% and 1.1%, respectively, of the Company's total loan portfolio.

         NON-INTEREST INCOME. Total non-interest income increased $33 thousand or 32.35% during the three months ended September 30, 1999, when compared to the same period in 1998, primarily due to a $15 thousand increase in the service charges on deposits and a $18 thousand increase in other income including ATM fee and loan late charge income.

         NON-INTEREST EXPENSE. Total non-interest expense increased $50 thousand or 4.71% during the three months ended September 30, 1999, when compared to the same period in 1998. Compensation and employee benefits increased $65 thousand or 9.41% during the quarter ended September 30, 1999, when compared to the same period in 1998. The increase was primarily attributable to a $55 thousand increase in discretionary contributions to the Employee Stock Ownership Plan ("ESOP").

         Other non-interest expense (e.g. director's compensation expense, advertising, provision for loss on real estate owned, legal expense, transfer agent expense, etc.) decreased $15 thousand or 4.71% during the quarter ended September 30, 1999, when compared to the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $2.3 million during the three months ended September 30, 1999. Net cash provided by operating activities was primarily comprised of $1.1 million of net income, a $495 thousand increase in accrued interest payable and a $251 thousand decrease in accrued interest receivable.

         Funds used for investing activities totaled $32.2 million during the three months ended September 30, 1999. Primary uses of funds during the three months ended September 30, 1999, include $32.9 million used for purchases of investment and mortgage-backed securities and a $5.3 million increase in net loans receivable which were partially offset by $7.5 million of proceeds from repayments of investment and mortgage-backed securities.

         Funds provided by financing activities totaled $30.1 million for the three months ended September 30, 1999. Primary sources of funding included a $35.6 million increase in FHLB advances and a $1.0 million increase in other borrowings. Primary uses of funds included: $2.0 million for treasury stock purchases, a $2.0 million decrease in deposits, and a seasonal $1.9 million decrease in loan customer escrows. During the quarter ended September 30, 1999, the Company repurchased 134,065 shares of common stock. Management believes that it currently is maintaining adequate liquidity and continues to better match funding sources with lending and investment opportunities.

         The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through short-term borrowings. At September 30, 1999, the total approved loan commitments outstanding amounted to $1.4 million. At the same date commitments under unused lines of credit amounted to $10.3 million and the unadvanced portion of construction loans approximated $19.0 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1999, totaled $65.7 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

          On October 26, 1999, the Company's Board of Directors declared a cash dividend of $0.16 per share payable November 18, 1999, to shareholders of record at the close of business on November 8, 1999. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that future dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

         As of September 30, 1999, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $26.7 million or 14.6% and $28.6 million or 15.6%, respectively, of total risk-weighted assets, and Tier I leverage capital of $26.7 million or 7.3% of average quarterly assets.

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

         The Company's nonperforming assets at September 30, 1999, totaled approximately $693 thousand or 0.19% of total assets as compared to $765 thousand or 0.22% of total assets as of June 30, 1999. Nonperforming assets at September 30, 1999, consisted of $274 thousand in commercial real estate loans, $236 thousand in real estate owned, $97 thousand in single-family loans, and $86 thousand in consumer loans. Approximately $1 thousand of additional interest income would have been recorded during the three months ended September 30, 1999, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the quarter ended September 30, 1999.

YEAR 2000 COMPLIANCE

         The Company outsources substantially all of its data processing requirements and it is to a large extent dependent upon vendor cooperation for systems used in its day-to-day business. The Company, in conjunction with its vendors, is testing its computer systems and requiring representations from its vendors that the products provided are or will be year 2000 compliant. The Company has developed a plan of action to help ensure that its operational and financial systems will not be adversely affected by year 2000 software/hardware failures due to processing errors arising from calculations using the year 2000 date. All hardware and software products were believed to be compliant at September 30, 1999. In the unlikely event that the systems tested do not, in fact, operate properly when the year 2000 does arrive, all customer accounts, deposits and loans as well as accounting systems will be maintained manually to ensure business continuation while systems are being corrected. The Company has not and does not expect to incur material expenditures to address the year 2000 issue. Based upon current estimates, the Company does not expect to incur more than $75 thousand (pre-tax) in Year 2000 remediation expenses. Any year 2000 compliance failures, which are currently unknown, could result in additional expenses or business disruption to the Company.

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

         Interest rate risk ("IRR") is the exposure of a banking organization's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value, however excessive levels of IRR can pose a significant threat to the Company's earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Company's safety and soundness.

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

         An institution may use several techniques to minimize interest rate risk. One approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the monitoring of the Company's asset/liability gap which was discussed in detail under "Asset and Liability Management" commencing on page 11.

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

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of September 30, 1999, based on the information and assumptions in the notes. The Company's assumptions are based on statistical data provided by a federal regulatory agency in the Company's market area, and are believed to be reasonable. The Company had no derivative financial instruments or trading portfolio as of September 30, 1999. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments. Substantially all of the Company's investment securities portfolio is comprised of callable government agency securities. From a risk management perspective, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant metric in analyzing the value of such instruments. Company borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

                                                  EXPECTED MATURITY DATE-QUARTER ENDED SEPTEMBER 30,
                                          -----------------------------------------------------------------
                                                                                                     There-                   Fair
                                            2000        2001      2002        2003        2004       after        Total       Value
                                          -------     -------    -------     -------     ------     -------     --------    --------
ON-BALANCE SHEET FINANCIAL INSTRUMENTS
 Interest-earning assets:
  Loans receivable (1)(2)(3)(4)
  Fixed rate                              $30,484     $18,945    $14,281     $12,476     $9,685     $50,162     $136,033    $135,297
    Average interest rate                    7.82%       7.60%      7.54%       7.54%      7.47%       7.40%
  Adjustable rate                          14,406       6,744      5,474       4,455      3,634       7,526       42,239      41,826
    Average interest rate(5)                 6.89%       6.17%      6.14%       6.11%      6.09%       6.17%

  Mortgage-backed securities

  Fixed rate                                    2           0        102       1,438          0      59,612       61,154      59,749
    Average interest rate                    6.45%       0.00%      7.12%       6.02%      0.00%       6.89%
  Adjustable rate                               0           0          0           0          0      16,264       16,264      16,497
    Average interest rate(6)                 0.00%       0.00%      0.00%       0.00%      0.00%       6.54%

  Investments(7)                            5,207           0      2,514           0          0     112,574      120,295     115,633
    Average interest rate                    8.25%       0.00%      8.09%       0.00%      0.00%       7.29%

  Interest-bearing deposits                 1,264           0          0           0          0           0        1,264       1,264
    Average interest rate                    5.50%       0.00%      0.00%       0.00%      0.00%       0.00%
                                          -------     -------    -------     -------     ------     -------     --------    --------
        Total                             $51,363     $25,689    $22,371     $18,369    $13,319    $246,138     $377,249    $370,266

Interest-bearing liabilities:
  Interest-bearing deposits
   and escrows(8)(9)(10)                  $87,425    $18,091     $18,091     $10,107    $10,107     $26,492     $170,313    $170,198
    Average interest rate                    4.19%      3.72%       3.72%       3.44%      3.44%       1.94%

  Borrowings                               68,318     15,000      31,500           0          0      64,500      179,318     178,638
    Average interest rate                    5.30%      5.73%       5.75%       0.00%      0.00%       5.14%
                                          -------     -------    -------     -------     ------     -------     --------    --------
        Total                            $155,743    $33,091     $49,591     $10,107     $10,107     $90,992    $349,631    $348,836


(1) Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.
(2) For single-family residential loans, assumes annual amortization and prepayment rate at 15% for adjustable rate loans, and 11% to 41% for fixed rate loans. For multi-family residential loans and other loans, assumes amortization and prepayment rate of 12%.
(3) For second mortgage loans, assumes annual amortization and prepayment rate of 18%.
(4) Consumer loans assumes amortization and prepayment rate of 13%.
(5) Substantially all of the Company's adjustable rate loans reprice on an annual basis based upon changes in the one-year constant maturity treasury index with various market based annual and lifetime interest rate caps and floors.
(6) Substantially all of the Company's adjustable rate mortgage-backed securities reprice on a monthly basis based upon changes in the one month LIBOR index with various lifetime caps and floors.
(7) Totals include the Company's investment in Federal Home Loan Bank stock. Amounts adjusted to reflect $6.5 million of investment securities expected to be called by September 30, 2002.
(8) For regular savings accounts, assumes an annual decay rate of 17% for three years or less, 16% for more than three through five years and 14% for more than five years.
(9) For NOW accounts, assumes an annual decay rate of 37% for one year or less, 32% for more than one through three years and 17% for more than three years.
(10) For money market deposit accounts, assumes an annual decay rate of 79% for one year or less and 31% for more than one year.

         The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 1999.

                              Anticipated Transactions
               ---------------------------------------------------
               Undisbursed construction and
                   land development loans
                     Fixed rate                           $ 10,514
                                                              8.95%

                     Adjustable rate                         8,516
                                                              7.78%

               Undisbursed lines of credit
                     Adjustable rate                        10,280
                                                              8.19%

               Loan origination commitments
                     Fixed rate                              1,618
                                                              7.82%

                     Adjustable rate                            60
                                                              9.00%

               Letters of credit
                     Adjustable rate                            20
                                                             10.75%

               Unfunded security commitments
                     Fixed rate (1)                            555
                                                              8.41%
                                                          --------
                                                          $ 31,563



(1) Taxable equivalent yield.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

              (a)     Not applicable.

              (b)     Not applicable.

              (c)     Not applicable.

              (d)     Not applicable.

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

                                           WVS FINANCIAL CORP.

NOVEMBER 12, 1999                          BY:    /s/David J. Bursic
-----------------                                 ------------------
Date                                              David J. Bursic
                                                  President and
                                                  Chief Executive Officer

NOVEMBER 12, 1999                          BY:    /s/Janell A. Butorac
-----------------                                 --------------------
Date                                              Janell A. Butorac
                                                  Assistant Vice President
                                                  Principal Accounting Officer