Form 10-Q
period 1999-12-31
WVS FINANCIAL CORP
filed 2000-02-08
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                              25-1710500
         -------------------------------              ----------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)               Identification Number)

                  9001 Perry Highway


               Pittsburgh, Pennsylvania                        15237
         -----------------------------------------          ------------
          (Address of principal executive offices)           (Zip Code)

                                 (412) 364-1911
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
YES [ X ]  NO [   ]

         Shares outstanding as of February 4, 2000: 2,955,916 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

                                      INDEX

PART I.                    Financial Information                            Page

Item 1.                    Financial Statements

                           Consolidated Statements of Financial
                           Condition as of December 31, 1999
                           and June 30, 1999 (Unaudited)                      3

                           Consolidated Statements of Income
                           for the Three and Six Months Ended
                           December 31, 1999 and 1998 (Unaudited)             4

                           Consolidated Statements of Cash Flows
                           for the Six Months Ended December 31,
                           1999 and 1998 (Unaudited)                          5

                           Consolidated Statements of Changes in
                           Stockholders' Equity for the Six Months
                           Ended December 31, 1999 (Unaudited)                7

                           Notes to Unaudited Consolidated
                           Financial Statements                               8

Item 2.                    Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations for the Three and Six Months
                           Ended December 31, 1999                           10

Item 3.                    Quantitative and Qualitative Disclosures
                           about Market Risk                                 17

PART II.                   Other Information                                Page

Item 1.                    Legal Proceedings                                 21
Item 2.                    Changes in Securities                             21
Item 3.                    Defaults upon Senior Securities                   21
Item 4.                    Submission of Matters to a Vote of
                           Security Holders                                  21
Item 5.                    Other Information                                 21
Item 6.                    Exhibits and Reports on Form 8-K                  21
  --                       Signatures                                        22

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                                 (in thousands)
                                                                                  December 31, 1999    June 30, 1999
                                                                                  -----------------    -------------
          Assets

Cash and due from banks                                                              $     895           $     745
Interest-earning demand deposits                                                         1,187               1,148
Investment securities available-for-sale (amortized cost of
   $1,380 and $1,380)                                                                    1,338               1,402
Investment securities held-to-maturity (market value of
   $102,935 and $87,850)                                                               110,712              90,764
Mortgage-backed securities available-for-sale (amortized cost of
   $9,321 and $9,342)                                                                    9,103               9,273
Mortgage-backed securities held-to-maturity (market value of
   $64,755 and $62,167)                                                                 66,768              63,107
Federal Home Loan Bank stock, at cost                                                    7,905               6,195
Net loans receivable (allowance for loan losses of $1,842)                             176,217             170,327
Accrued interest receivable                                                              3,775               3,105
Premises and equipment                                                                   1,103               1,154
Deferred taxes and other assets                                                          1,258               1,188
                                                                                     ---------           ---------
          TOTAL ASSETS                                                               $ 380,261           $ 348,408
                                                                                     =========           =========
          Liabilities and Stockholders' Equity

Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                                     $   9,152           $   9,037
   NOW accounts                                                                         17,579              16,668
   Savings accounts                                                                     37,099              38,923
   Money market accounts                                                                13,189              12,610
   Certificates of deposit                                                              91,539              93,876
                                                                                     ---------           ---------
    Total savings deposits                                                             168,558             171,114
Federal Home Loan Bank advances                                                        129,000             116,900
Other borrowings                                                                        50,205              25,820
Advance payments by borrowers for taxes and insurance                                    2,159               3,130
Accrued interest payable                                                                 2,346               1,929
Other liabilities                                                                        1,461               1,577
                                                                                     ---------           ---------
     TOTAL LIABILITIES                                                                 353,729             320,470

                                                                                  December 31, 1999    June 30, 1999
                                                                                  -----------------    -------------
Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                                            --                  --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,668,220 and 3,668,060 shares issued                                                    37                  37
Additional paid-in capital                                                              19,208              19,062
Treasury stock: 698,204 and 498,303 shares at cost, respectively                       (10,494)             (7,596)
Retained earnings, substantially restricted                                             18,376              17,024
Accumulated other comprehensive loss                                                      (172)                (31)
Unallocated shares - Recognition and Retention Plans                                      (272)               (326)
Unallocated shares - Employee Stock Ownership Plan                                        (151)               (232)
                                                                                     ---------           ---------
     TOTAL STOCKHOLDERS' EQUITY                                                         26,532              27,938
                                                                                     ---------           ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 380,261           $ 348,408
                                                                                     =========           =========


          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                                Three Months Ended                         Six Months Ended
                                                                    December 31,                              December 31,
                                                                ------------------                         ----------------
                                                             1999               1998                    1999               1998
                                                          ----------         ---------               ---------          ---------

INTEREST AND DIVIDEND INCOME:
     Loans                                             $    3,481           $    3,189           $    6,897           $    6,378
     Investment securities                                  1,992                1,339                3,845                2,820
     Mortgage-backed securities                             1,311                1,069                2,527                1,857
     Interest-earning deposits with other
         institutions                                          13                   16                   20                   32
     Federal Home Loan Bank stock                             134                   97                  251                  178
                                                       ----------           ----------           ----------            ---------
          Total interest and dividend income                6,931                5,710               13,540               11,265
                                                       ----------           ----------           ----------            ---------

INTEREST EXPENSE:
     Deposits                                               1,555                1,662                3,138                3,351
     Borrowings                                             2,504                1,544                4,684                2,886
     Advance payments by borrowers for taxes
       and insurance                                            8                    7                   14                   15
                                                       ----------           ----------           ----------           ----------
          Total interest expense                            4,067                3,213                7,836                6,252
                                                       ----------           ----------           ----------           ----------

NET INTEREST INCOME                                         2,864                2,497                5,704                5,013
PROVISION FOR LOAN LOSSES                                     ---                  ---                  ---                  ---
                                                       ----------           ----------           ----------           ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                          2,864                2,497                5,704                5,013
                                                       ----------           ----------           ----------           ----------

NON-INTEREST INCOME:
     Service charges on deposits                               72                   75                  148                  137
     Investment securities gains, net                         ---                   36                  ---                   36
     Other                                                     72                   51                  131                   91
                                                       ----------           ----------           ----------           ----------
          Total non-interest income                           144                  162                  279                  264
                                                       ----------           ----------           ----------           ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                           804                  717                1,560                1,408
     Occupancy and equipment                                   87                   90                  178                  184
     Deposit insurance premium                                 26                   25                   51                   51
     Data processing                                           45                   42                   88                   88
     Correspondent bank service charges                        36                   32                   71                   61
     Other                                                    205                  207                  366                  382
                                                       ----------           ----------           ----------           ----------
          Total non-interest expense                        1,203                1,113                2,314                2,174
                                                       ----------           ----------           ----------           ----------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                                Three Months Ended                         Six Months Ended
                                                                    December 31,                              December 31,
                                                             1999               1998                    1999               1998
                                                          ----------         ---------               ---------          ---------

INCOME BEFORE INCOME TAXES                                  1,805                1,546                3,669                3,103
INCOME TAXES                                                  625                  563                1,352                1,170
                                                       ----------           ----------           ----------           ----------
NET INCOME                                             $    1,180           $      983           $    2,317           $    1,933
                                                       ==========           ==========           ==========           ==========

EARNINGS PER SHARE:
     Basic                                             $     0.40           $     0.28           $     0.77           $     0.55
     Diluted                                           $     0.39           $     0.28           $     0.76           $     0.54

AVERAGE SHARES OUTSTANDING:
     Basic                                              2,977,411            3,512,034            3,016,909            3,546,414
     Diluted                                            3,004,701            3,542,884            3,044,478            3,577,665

          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                       Six Months Ended
                                                                                         December 31,
                                                                                     ---------------------
                                                                                      1999           1998
                                                                                    --------       --------
OPERATING ACTIVITIES

Net income                                                                      $   2,317        $   1,933
Adjustments to reconcile net income to cash provided by operating activities:
   Gain on sale of investments and mortgage-backed securities                         ---              (36)
   Depreciation and amortization, net                                                  58               59
   Amortization of discounts, premiums and deferred loan fees                         (32)              (6)
   Amortization of ESOP, RRP and deferred and unearned
      compensation                                                                    280              175
   Increase in accrued interest receivable                                           (671)            (113)
   Increase (decrease) in accrued interest payable                                    416              (28)
   Increase in accrued and deferred taxes                                             (84)            (141)
   Other, net                                                                          (6)             110
                                                                                ----------       ----------
         Net cash provided by operating activities                                  2,278            1,953
                                                                                ----------       ----------
INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                         (1,351)         (26,908)
   Proceeds from repayments of investments and mortgage-backed securities           1,375           35,235
   Proceeds from sale of investments and mortgage-backed securities                   ---              905
Held-to-maturity:
   Purchases of investments and mortgage-backed securities                        (33,464)        (116,596)
   Proceeds from repayments of investments and mortgage-backed securities          10,001           83,317
(Increase) decrease in net loans receivable                                        (6,008)           5,066
Increase in FHLB stock                                                             (1,710)          (1,520)
Other, net                                                                            (21)             ---
Purchases of premises and equipment                                                    (6)             (45)
                                                                                ----------       ----------
         Net cash used for investing activities                                   (31,184)         (20,546)
                                                                                ----------       ----------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                           Six Months Ended
                                                                             December 31,
                                                                        --------------------
                                                                           1999        1998
                                                                        --------    --------
FINANCING ACTIVITIES

Net decrease in transaction and passbook accounts                           (219)       (400)
Net (decrease) increase in certificates of deposit                        (2,337)      1,518
Net increase in FHLB borrowings                                           12,100      12,643
Net increase in other borrowings                                          24,385      11,260
Net decrease in advance payments by borrowers for taxes and insurance       (970)     (1,251)
Net proceeds from issuance of common stock                                     1         232
Funds used for purchase of treasury stock                                 (2,898)     (1,893)
Cash dividends paid                                                         (967)     (1,104)
                                                                        --------    --------
         Net cash provided by financing activities                        29,095      21,005
                                                                        --------    --------
         Increase in cash and cash equivalents                               189       2,412

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                       1,893       2,506
                                                                        --------    --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $  2,082    $  4,918
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                      $  7,420    $  6,281
      Income taxes                                                      $  1,366    $  1,368



          See accompanying notes to consolidated financial statements.



                       WVS FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)
                                                                                             Accum.
                                                                                             Other       Retained
                                           Add'l.               Unallocated   Unallocated   Compre-      Earnings
                                Common    Paid-In   Treasury    Shares Held   Shares Held   hensive    Substantially
                                Stock     Capital    Stock        by ESOP       by RRP        Loss      Restricted      Total
                              ----------  -------  ---------  -------------  ------------  ---------  --------------  ----------

Balance at June 30, 1999      $       37  $19,062  $(7,596)   $      (232)   $      (326)  $    (31)  $17,024         $27,938

Comprehensive income:

   Net Income                                                                                           2,317           2,317
   Other comprehensive
     income:
      Change in unrealized
          holding losses on
          securities, net of
          income tax benefit
          of $73                                                                    (141)                                (141)
                                                                                                                      ----------

Comprehensive income                                                                                                    2,176

Purchase of shares for
   treasury stock                                    (2,898)                                                           (2,898)

Release of earned
   Employee Stock
   Ownership Plan (ESOP)
   shares                                     145                     81                                                  226

Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                          54                                   54

Exercise of stock options                       1                                                                           1

Cash dividends declared
   ($0.32 per share)                                                                                     (965)           (965)
                              ----------  -------  ---------  -------------  ------------  ---------  --------------  ----------
Balance at Dec. 31, 1999      $       37  $19,208  $(10,494)  $    (151)     $      (272)  $   (172)  $18,376         $26,532
                              ==========  =======  =========  =============  ============  =========  ==============  ==========


          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.


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

3.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share.

                                               Three Months Ended               Six Months Ended
                                                  December 31,                    December 31,
                                         ---------------------------     ---------------------------
                                             1999            1998            1999            1998
                                         -----------     -----------     -----------     -----------
Weighted average common shares
   outstanding                             3,668,220       3,663,204       3,668,165       3,660,162

Average treasury stock shares               (653,964)        (94,158)       (610,379)        (54,715)

Average unearned ESOP shares                 (36,845)        (57,012)        (40,877)        (59,033)
                                         -----------     -----------     -----------     -----------

Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                               2,977,411       3,512,034       3,016,909       3,546,414

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings per
   share                                      27,290          30,850          27,569          31,251
                                         -----------     -----------     -----------     -----------

Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                               3,004,701       3,542,884       3,044,478       3,577,665
                                         ===========     ===========     ===========     ===========

Net income                               $ 1,180,008     $   983,321     $ 2,316,869     $ 1,933,443
                                         ===========     ===========     ===========     ===========

Earnings per share:
     Basic                               $      0.40     $      0.28     $      0.77     $      0.55
     Diluted                             $      0.39     $      0.28     $      0.76     $      0.54
                                         ===========     ===========     ===========     ===========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999


GENERAL

         WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

         West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 1999.

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


FINANCIAL CONDITION

         The Company's assets totaled $380.3 million at December 31, 1999, as compared to $348.4 million at June 30, 1999. The $31.9 million or 9.1% increase in total assets was primarily comprised of a $25.1 million or 14.7% increase in investment and mortgage-backed securities, including Federal Home Loan Bank ("FHLB") stock, a $5.9 million or 3.5% increase in net loans receivable and a $670 thousand or 21.6% increase in accrued interest receivable. The Company's investment securities increased from $98.4 million to $120.0 million while mortgage-backed securities increased from $72.4 million to $75.9 million from June 30 to December 31, 1999.

         The Company's total liabilities increased $33.2 million or 10.4% to $353.7 million as of December 31, 1999, from $320.5 million as of June 30, 1999. The $33.2 million increase in total liabilities was primarily comprised of a $36.5 million or 25.5% increase in FHLB advances and other borrowings which was partially offset by a $2.6 million or 1.5% decrease in deposits and a $971 thousand decrease in advance payments by borrowers for taxes and insurance.

         Total stockholders' equity decreased $1.4 million or 5.0% to $26.5 million as of December 31, 1999, from $27.9 million as of June 30, 1999. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $2.9 million and $965 thousand, respectively, which were partially funded by Company net income of $2.3 million for the six months ended December 31, 1999.

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

          In most cases, the initial yield spread earned on investment security purchases ranged from approximately 225 to 250 basis points.

          During the six months ended December 31, 1999, the Company increased its mortgage-backed securities portfolio by $3.5 million or 4.83%. The increase for the six months was attributable to security purchases partially offset by principal amortization. Mortgage-backed securities purchases for the six months totaled approximately $9.8 million with an estimated weighted average purchase yield of 7.64%. At December 31, 1999, the Company held $75.9 million of
mortgage-backed   securities   with  an   approximate   yield  of   7.00%.   The
mortgage-backed securities purchases were made in order to mitigate the principal calls on the Company's callable bond portfolio and to earn a higher yield with an expected average life profile comparable to longer-term callable agency bonds.

         The Company has continued to purchase bonds with optional principal redemption features ("callable bonds") in order to capture additional net interest income. Callable bonds generally provide investors with higher rates of return than noncallable bonds because the issuer has the option to redeem the bonds before maturity. While this strategy affords WVS the current opportunity to improve its net interest income, during a period of declining interest rates, the Company would be exposed to the risk that the investment will be redeemed prior to its final stated maturity. In order to mitigate this risk, the Company has funded a significant portion of its purchases of callable bonds with short-term borrowings. Approximately $4.0 million of callable agency bonds with an estimated weighted average yield to call of 5.83% were called during the six months ended December 31, 1999. During the six months ended December 31, 1999, the Company purchased approximately $20.7 million of callable bonds with an approximate weighted average yield to call and maturity of 8.20% and 7.84%, respectively. The callable agency bond purchases, totaling $20.7 million, are summarized by initial term to call as follows: $10.0 million within three months, $3.2 million with greater than three months and within six months, $4.0 million with greater than six months and within one year, $1.0 million with greater than twelve months and within twenty-four months, and $2.5 million with greater than twenty-four months and within thirty-six months.

         During the six months ended December 31, 1999, the Company borrowed approximately $260.9 million in various borrowings from the FHLB with a weighted average rate of 5.18% and incurred $178.0 million in other borrowings with a weighted average rate of 5.41%. During the six months ended December 31, 1999, the Company repaid $248.9 million of FHLB advances and $154.3 million of other borrowings.

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

         As of December 31, 1999, the implementation of these asset and liability management initiatives resulted in the following:

     1) an aggregate of $52.1 million or 29.2% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months;
     2) $16.2 million or 21.3% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were secured by floating rate securities; and
     3) $106.4 million or 95.2% of the Company's investment securities portfolio was comprised of callable bonds.

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

         The Company's one year cumulative interest rate sensitivity gap is estimated at a negative 24.0% of total assets at December 31, 1999, as compared to a negative 8.9% at June 30, 1999, in each instance, based on certain assumptions by management with respect to the repricing of certain assets and liabilities. At December 31, 1999, the Company's interest-earning assets maturing or repricing within one year totaled $90.9 million while the Company's interest-bearing liabilities maturing or repricing within one year totaled
$182.0 million, providing an excess of interest-earning liabilities over interest-bearing assets of $91.1 million. At December 31, 1999, the percentage of the Company's assets to liabilities maturing or repricing within one year was 49.9%.

RESULTS OF OPERATIONS

           General. WVS reported net income of $1.2 million, or $0.39 diluted earnings per share, and $2.3 million, or $0.76 diluted earnings per share, for the three and six months ended December 31, 1999, respectively. Net income increased by $197 thousand or 20.0% and diluted earnings per share increased $0.11 or 39.3% for the three months ended December 31, 1999, when compared to the same period in 1998. The increase was primarily attributable to a $367 thousand increase in net interest income, partially offset by a $90 thousand increase in non-interest expense and a $62 thousand increase in income tax expense. Net income increased by $384 thousand or 19.9% and diluted earnings per share increased $0.22 or 40.7% for the six months ended December 31, 1999, when compared to the same period in 1998. The increase was principally the result of a $691 thousand increase in net interest income, partially offset by a $140 thousand increase in non-interest expense and a $182 thousand increase in income tax expense.

           Net Interest Income. The Company's net interest income increased by $367 thousand or 14.7% for the three months ended December 31, 1999, when compared to the same period in 1998. For the six months ended December 31, 1999, net interest income increased by $691 thousand or 13.8%, when compared to the same period in 1998. Both increases were principally attributable to increases in the Company's investment, mortgage-backed securities and loan portfolios which were primarily funded with FHLB advances and other borrowings.

           Interest Income. Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock ("other investment securities") increased by $687 thousand or 47.3% for the three months ended December 31, 1999, when compared to the same period in 1998. The increase was primarily attributable to a $32.0 million increase in the average balance of investment securities outstanding and a 54 basis point increase in the weighted average yield earned on investment securities for the three months ended December 31, 1999, when compared to the same period in 1998. Interest on other investment securities increased $1.1 million or 35.9% for the six months ended December 31, 1999, when compared to the same period in 1998. The increase in interest income on investment securities was attributable to a $26.4 million increase in the average balance of investment securities outstanding and a 37 basis point increase in the weighted average yield earned on investment securities for the six months ended December 31, 1999, when compared to the same period in 1998. The increases in the average balance of investment securities during both the three and six month periods ended December 31, 1999, were principally attributable to purchases of investment securities under the Company's investment growth program. The increase in the weighted average yield earned was consistent with market conditions for the three and six months ended December 31, 1999.

           Interest on net loans receivable increased by $292 thousand or 9.2% for the three months ended December 31, 1999, when compared to the same period in 1998. The increase was attributable to an increase of $19.9 million in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 27 basis points in the weighted average yield earned on net loans receivable for the three months ended December 31, 1999, when compared to the same period in 1998. Interest on net loans receivable increased by $519 thousand or 8.1% for the six months ended December 31, 1999, when compared to the same period in 1998. The increase was attributable to a $17.6 million increase in the average balance of outstanding loans which was partially offset by a 23 basis point decrease in the weighted average yield earned on outstanding loans for the six months ended December 31, 1999. The increases in the average loan balance outstanding for the three and six months ended December 31, 1999, were primarily attributable to an increased level of mortgage originations due to a stronger local demand for permanent mortgage financing and an emphasis on multi-family, commercial and consumer loan products in order to earn returns greater than those offered in the single-family residential mortgage market.

           Interest on mortgage-backed securities increased by $242 thousand or 22.6% for the three months ended December 31, 1999, when compared to the same period in 1998. The increase was attributable to a $9.0 million increase in the average balance of mortgage-backed securities outstanding and a 51 basis point increase in the weighted average yield earned on mortgage-backed securities for the three months ended December 31, 1999, when compared to the same period in

1998. Interest on mortgage-backed securities increased $670 thousand or 36.1% for the six months ended December 31, 1999. The increase was primarily attributable to a $17.7 million increase in the average balance of mortgage-backed securities outstanding and a 26 basis point increase in the weighted average yield earned on mortgage-backed securities for the six months ended December 31, 1999, when compared to the same period in 1998. The Company has increased its purchases of mortgage-backed securities in order to mitigate the principal calls on the Company's callable bond portfolio and to earn a higher yield with an expected average life profile comparable to longer-term callable agency bonds.

           Interest Expense. Interest expense on deposits and escrows decreased by $106 thousand or 6.4% and decreased by $214 thousand or 6.4% for the three and six months ended December 31, 1999, respectively, when compared to the same periods in 1998. The decrease in interest expense on deposits and escrows was principally attributable to a $1.2 million decrease in the average balance of interest-bearing deposits and escrows and a 23 basis point decrease in the average yield paid on deposits and escrows for the three months ended December 31, 1999, when compared to the same period in 1998. For the six months ended December 31, 1999, the decrease in interest expense on deposits and escrows was primarily attributable to a 27 basis point decrease in the average yield paid on deposits and escrows which was partially offset by a $501 thousand increase in the average balance of interest-bearing deposits and escrows. The average yield paid on deposits and escrows decreased due to the overall decline in market interest rates.

           Interest expense on FHLB advances and other borrowings increased by $960 thousand and $1.8 million for the three and six months ended December 31, 1999, respectively, when compared to the same periods in 1998. The increases were primarily attributable to a $66.7 million or 59.8% and $64.4 million or 61.5% increases in the average balance of such borrowings outstanding, and an 8 and 3 basis point increase in the weighted average rate paid on such borrowings for the three and six months ended December 31, 1999, respectively. The increased amount of borrowings outstanding was used to fund the Company's investment growth program.

           Provision for Loan Losses. A provision for loan losses is charged to earnings to maintain the total allowance to a level considered adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio considering past experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

           The Company did not record a provision for possible losses on loans for the three and six months ended December 31, 1999, respectively. At both December 31 and June 30, 1999, the Company's total allowance for loan losses amounted to $1.8 million or 1.0% of the Company's total loan portfolio.

           Non-Interest Income. Total non-interest income decreased by $18 thousand and increased by $15 thousand for the three and six months ended December 31, 1999, respectively, when compared to the same periods in 1998. The decrease in non-interest income for the three months ended December 31, 1999, was primarily attributable to the absence of $36 thousand in net gains on the sale of investment securities during the three months ended December 31, 1998, which was partially offset by a $20 thousand increase in ATM fees. The increase in non-interest income for the six months ended December 31, 1999, was principally attributable to a $39 thousand increase in other income including ATM fee and loan late charge income and an $11 thousand increase in service charges on deposits, which were offset by the absence of $36 thousand in net gains on the sale of investment securities during 1998.

           Non-Interest  Expense.   Total  non-interest  expense  increased  $90
thousand or 8.1% and $140 thousand or 6.4% for the three and six months ended December 31, 1999, respectively, when compared to the same periods in 1998.

           Compensation and employee benefits expense increased $87 thousand or 12.1% and $152 thousand or 10.8% for the three and six months ended December 31, 1999, respectively, when compared to the same periods in 1998. The increases were primarily attributable to increases in salaries and employee benefits.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $2.3 million during the six months ended December 31, 1999. Net cash provided by operating activities was primarily comprised of the $2.3 million of net income.

         Funds used by investing activities totaled $31.2 million during the six months ended December 31, 1999. Primary uses of funds during the six months ended December 31, 1999, included $36.5 million for purchases of investment and mortgage-backed securities and a $6.0 million increase in net loans receivable which were partially offset by $11.4 million of proceeds from repayments of investment and mortgage-backed securities.

         Funds provided by financing activities totaled $29.1 million for the six months ended December 31, 1999. The primary financial source included a $36.5 million increase in FHLB advances and other borrowings which was partially offset by $2.9 million in purchases of treasury stock, a $2.6 million decrease in deposits, a $970 thousand decrease in advance payments by borrowers for taxes and insurance and $967 thousand of cash dividends paid on the Company's common stock. During the six months ended December 31, 1999, the Company repurchased 199,901 shares of common stock. Management believes that it currently is maintaining adequate liquidity and continues to better match funding sources with lending and investment opportunities.

         The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through short-term borrowings. At December 31, 1999, the total approved loan commitments outstanding amounted to $102 thousand. At the same date, commitments under unused lines of credit amounted to $10.5 million and the unadvanced portion of construction loans approximated $18.6 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1999, totaled $58.5 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

         On January 25, 2000, the Company's Board of Directors declared a cash dividend of $0.16 per share payable February 17, 2000, to shareholders of record at the close of business on February 7, 2000. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

         As of December 31, 1999, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $26.7 million or 14.4% and $28.5 million or 15.4%, respectively, of total risk-weighted assets, and Tier I leverage capital of $26.7 million or 7.06% of average quarterly assets.

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

         The Company's nonperforming assets at December 31, 1999, totaled approximately $658 thousand or 0.18% of total assets as compared to $765 thousand or 0.22% of total assets as of June 30, 1999. Nonperforming assets at December 31, 1999, consisted of $274 thousand in commercial real estate loans, $20 thousand in single-family loans, $119 thousand in consumer loans and $6 thousand in commercial loans. Approximately $1 thousand of additional interest income would have been recorded during the six months ended December 31, 1999, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the six months ended December 31, 1999.


YEAR 2000 COMPLIANCE

         The Company outsources substantially all of its data processing requirements and it is to a large extent dependent upon vendor cooperation for systems used in its day-to-day business. The Company, in conjunction with its vendors, tested its computer systems and required representations from its vendors that the products provided are year 2000 compliant. The Company has developed a plan of action to help ensure that its operational and financial systems will not be adversely affected by year 2000 software/hardware failures due to processing errors arising from calculations using the year 2000 date. During the year 2000 rollover weekend, from December 31, 1999 through January 3, 2000, all Company computer systems were fully operational. The Company intends to increase its internal audit review of customer accounts to ensure the accuracy of various account postings. The Company has not and does not expect to incur material expenditures to address the year 2000 issue. Based upon current estimates, the Company does not expect to incur more than $75 thousand (pre-tax) in year 2000 remediation expenses. Any year 2000 compliance failures, which are currently unknown, could result in additional expenses or business disruption to the Company.

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

ITEM 3.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Company's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. The Savings Bank has no agricultural loan assets and therefore would not have a specific exposure to changes in commodity prices. Any impacts that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be exogenous and will be analyzed on an ex post basis.
                                                   -- ----

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

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1999, based on the information and assumptions in the notes. The Company's assumptions are based on statistical data provided by a federal regulatory agency in the Company's market area, and are believed to be reasonable. The Company had no derivative financial instruments or trading portfolio as of December 31, 1999. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments. Substantially all of the Company's investment securities portfolio is comprised of callable government agency securities. From a risk management perspective, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant metric in analyzing the value of such instruments. Company borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

                                                             EXPECTED MATURITY DATE-QUARTER ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------------------
                                                                                                 There-                    Fair
                                          2000        2001       2002       2003       2004      after        Total        Value
                                       ----------  ---------  ---------  ---------  ---------  ---------   ----------  ----------
ON-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest-earning assets:
  Loans receivable (1)(2)(3)(4)
  Fixed rate                              $30,380    $18,055    $13,861  $12,232       $9,471    $52,376    $136,375     $134,108
    Average interest rate                   7.84%      7.61%      7.56%    7.55%        7.48%      7.41%

  Adjustable rate                          14,380      6,778      5,520    4,507        3,687      7,639      42,511       42,495
    Average interest rate(5)                7.81%      7.84%      7.88%    7.92%        7.95%      7.89%
  Mortgage-backed securities
  Fixed rate                                  ---        ---         92    1,345          ---     58,478      59,915       57,419
    Average interest rate                   0.00%      0.00%      7.10%    6.02%        0.00%      6.91%

  Adjustable rate                             ---        ---        ---      ---          ---     16,174      16,174       16,439
    Average interest rate(6)                0.00%      0.00%      0.00%    0.00%        0.00%      7.41%

  Investments(7)                            9,285        ---        ---      ---          ---    110,712     119,997      112,178
    Average interest rate                   6.83%      0.00%      0.00%    0.00%        0.00%      7.52%

  Interest-bearing deposits                 1,187        ---        ---      ---          ---        ---       1,187        1,187
   Average interest rate                    4.06%      0.00%      0.00%    0.00%        0.00%      0.00%
                                       ----------  ---------  ---------  ---------  ---------  ---------   ----------  ----------
         Total                             55,232     24,833     19,473   18,084       13,158    245,379     376,159      363,826


Interest-bearing liabilities:
  Interest-bearing deposits
   and escrows(8)(9)(10)                   88,815     20,157     20,157    9,228        9,228     23,132     170,717      170,285
    Average interest rate                   4.07%      3.47%      3.47%    3.58%        3.58%      2.19%

  Borrowings                               93,205      5,000     16,500      ---          ---     64,500     179,205      173,919
                                            5.36%      5.87%      5.79%    0.00%        0.00%      5.19%
    Average interest rate              ----------  ---------  ---------  ---------  ---------  ---------   ----------  ----------
        Total                            $182,020    $25,157    $36,657   $9,228       $9,228    $87,632    $349,922     $344,204

 (1) Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.
 (2) For single-family residential loans, assumes annual amortization and prepayment rate at 25% for adjustable rate loans, and 10% to 42% for fixed rate loans. For multi-family residential loans and other loans, assumes amortization and prepayment rate of 12%.
 (3) For second mortgage loans, assumes annual amortization and prepayment rate of 18%.
 (4) Consumer loans assumes amortization and prepayment rate of 13%.
 (5) Substantially all of the Company's adjustable rate loans reprice on an annual basis based upon changes in the one-year constant maturity treasury index with various market based annual and lifetime interest rate caps and floors.
 (6) Substantially all of the Company's adjustable rate mortgage-backed securities reprice on a monthly basis based upon changes in the one month LIBOR index with various lifetime caps and floors.
 (7) Totals include the Company's investment in Federal Home Loan Bank stock.
 (8) For regular savings accounts, assumes an annual decay rate of 17% for three years or less, 16% for more than three through five years and 14% for more than five years.
 (9) For NOW accounts, assumes an annual decay rate of 37% for one year or less, 32% for more than one through three years and 17% for more than three years.
 (10)For money market deposit accounts, assumes an annual decay rate of 79% for one year or less and 31% for more than one year.

         The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 1999.


                            Anticipated Transactions
                            ------------------------
     Undisbursed construction and
         land development loans

         Fixed rate                                   $8,441
                                                       8.03%

         Adjustable rate                             $10,143
                                                       9.03%
     Undisbursed lines of credit

         Adjustable rate                             $10,457
                                                       8.27%
     Loan origination commitments

         Fixed rate                                     $564
                                                       7.81%
     Unfunded security commitments

         Fixed rate (1)                               $6,549
                                                       8.35%
     Letters of credit

         Adjustable rate                                 $20
                                                      10.75%
                                                    --------
                                                     $36,174

(1) Taxable equivalent yield.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

           (a) An annual meeting of stockholders was held on October 26, 1999.

           (b) Not applicable.

           (c) Two matters were voted upon at the annual stockholder meeting held on October 26, 1999: Item 1: Proposal to elect two directors for a four-year term or until their successors are elected and qualified; Item 2: Proposal to ratify the appointment by the Board of Directors of S.R. Snodgrass, A.C. as the Company's independent auditors for the fiscal year ending June 30, 2000.

               Each of the two proposals received stockholder approval. The voting record with respect to each item voted upon is enumerated below:

           Item           Nominee
          Number      (if Applicable)             For        Against     Abstain
          ------      ---------------             ---        -------     -------
            1         Arthur H. Brandt         2,675,507      44,695
                     William J. Hoegel         2,710,301      9,901
            2       Election of Auditors       2,663,558      5,985       50,659

               There were no broker non-votes cast with respect to any matter voted upon.

           (d) Not applicable.

ITEM 5.    Other Information

           Not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a) The following exhibit is filed as part of this form 10-Q, and this list includes the Exhibit Index.

                     Number       Description                    Page
                     ------       ------------------------       ----
                       27         Financial Data Schedule        E-1

           (b) Not applicable.

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            WVS FINANCIAL CORP.




 February 7, 2000           BY:    /s/ David J. Bursic
 ----------------                  ---------------------------------------------
 Date                              David J. Bursic
                                   President and Chief Executive Officer
                                   (Principal Executive and Financial Officer)


 February 7, 2000           BY:    /s/ Janell A. Butorac
 ----------------                  ---------------------------------------------
 Date                              Janell A. Butorac, CPA
                                   Assistant Vice President
                                   Principal Accounting Officer