Form 10-Q
period 2000-03-31
WVS FINANCIAL CORP
filed 2000-05-11
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       or

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

         Shares outstanding as of May 9, 2000: 2,892,176 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.             Financial Information                             Page
-------             ---------------------                             ----

Item 1.             Financial Statements

                    Consolidated Statements of Financial
                    Condition as of March 31, 2000
                    and June 30, 1999 (Unaudited)                       3

                    Consolidated Statements of Income
                    for the Three and Nine Months Ended
                    March 31, 2000 and 1999 (Unaudited)                 4

                    Consolidated Statements of Cash Flows
                    for the Nine Months Ended March 31,
                    2000 and 1999 (Unaudited)                           5

                    Consolidated Statements of Changes in
                    Stockholders' Equity for the Nine Months
                    Ended March 31, 2000 (Unaudited)                    7

                    Notes to Unaudited Consolidated
                    Financial Statements                                8

Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations for the Three and Nine Months
                    Ended March 31, 2000                               10

Item 3.             Quantitative and Qualitative Disclosures
                    about Market Risk                                  17

PART II.            Other Information                                 Page
--------            -----------------                                 ----

Item 1.             Legal Proceedings                                  21
Item 2.             Changes in Securities                              21
Item 3.             Defaults upon Senior Securities                    21
Item 4.             Submission of Matters to a Vote of
                    Security Holders                                   21
Item 5.             Other Information                                  21
Item 6.             Exhibits and Reports on Form 8-K                   21
  --                Signatures                                         22

                                       WVS FINANCIAL CORP. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                   (UNAUDITED)
                                                 (in thousands)

                                                                                March 31, 2000    June 30, 1999
                                                                                --------------    -------------
          Assets
          ------
Cash and due from banks                                                              $     760      $     745
Interest-earning demand deposits                                                         1,196          1,148
Investment securities available-for-sale (amortized cost of
   $1,380 and $1,380)                                                                    1,282          1,402
Investment securities held-to-maturity (market value of
   $124,509 and $87,850)                                                               131,215         90,764
Mortgage-backed securities available-for-sale (amortized cost of
   $10,647 and $9,342)                                                                  10,397          9,273
Mortgage-backed securities held-to-maturity (market value of
   $63,230 and $62,167)                                                                 65,441         63,107
Federal Home Loan Bank stock, at cost                                                    4,619          6,195
Net loans receivable (allowance for loan losses of $1,842)                             178,978        170,327
Accrued interest receivable                                                              3,288          3,105
Premises and equipment                                                                   1,078          1,154
Deferred taxes and other assets                                                          1,333          1,188
                                                                                     ---------      ---------
          TOTAL ASSETS                                                               $ 399,587      $ 348,408
                                                                                     =========      =========

          Liabilities and Stockholders' Equity
          ------------------------------------

Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                                     $  10,142      $   9,037
   NOW accounts                                                                         18,326         16,668
   Savings accounts                                                                     38,116         38,923
   Money market accounts                                                                12,995         12,610
   Certificates of deposit                                                              91,718         93,876
                                                                                     ---------      ---------
    Total savings deposits                                                             171,297        171,114
Federal Home Loan Bank advances                                                         92,384        116,900
Other borrowings                                                                       103,251         25,820
Advance payments by borrowers for taxes and insurance                                    2,424          3,130
Accrued interest payable                                                                 1,791          1,929
Other liabilities                                                                        2,110          1,577
                                                                                     ---------      ---------
     TOTAL LIABILITIES                                                                 373,257        320,470

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                                            --             --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,674,420 and 3,668,060 shares issued                                                    37             37
Additional paid-in capital                                                              19,268         19,062
Treasury stock: 777,274 and 498,303 shares at cost, respectively                       (11,410)        (7,596)
Retained earnings, substantially restricted                                             19,039         17,024
Accumulated other comprehensive loss                                                      (230)           (31)
Unallocated shares - Recognition and Retention Plans                                      (243)          (326)
Unallocated shares - Employee Stock Ownership Plan                                        (131)          (232)
                                                                                     ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                                                         26,330         27,938
                                                                                     ---------      ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 399,587      $ 348,408
                                                                                     =========      =========


          See accompanying notes to consolidated financial statements.

                                   WVS FINANCIAL CORP. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (UNAUDITED)
                                 (in thousands, except per share data)

                                                       Three Months Ended            Nine Months Ended
                                                            March 31,                    March 31,
                                                 -------------------------     -------------------------
                                                      2000           1999           2000           1999
                                                 ----------     ----------     ----------     ----------
INTEREST AND DIVIDEND INCOME:
     Loans                                       $    3,421     $    3,158     $   10,318     $    9,536
     Investment securities                            2,215          1,193          6,060          4,013
     Mortgage-backed securities                       1,333          1,236          3,860          3,093
     Interest-earning deposits with other
         institutions                                     8             32             29             64
     Federal Home Loan Bank stock                       117             99            367            277
                                                 ----------     ----------     ----------     ----------
          Total interest and dividend income          7,094          5,718         20,634         16,983
                                                 ----------     ----------     ----------     ----------

INTEREST EXPENSE:
     Deposits                                         1,573          1,576          4,711          4,928
     Borrowings                                       2,747          1,550          7,432          4,436
     Advance payments by borrowers for taxes
       and insurance                                     11             11             25             25
                                                 ----------     ----------     ----------     ----------
          Total interest expense                      4,331          3,137         12,168          9,389
                                                 ----------     ----------     ----------     ----------

NET INTEREST INCOME                                   2,763          2,581          8,466          7,594
PROVISION FOR LOAN LOSSES                              --             --             --             --
                                                 ----------     ----------     ----------     ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                    2,763          2,581          8,466          7,594
                                                 ----------     ----------     ----------     ----------

NON-INTEREST INCOME:
     Service charges on deposits                         69             64            218            200
     Investment securities gains, net                  --             --             --               36
     Other                                               63             45            194            137
                                                 ----------     ----------     ----------     ----------
          Total non-interest income                     132            109            412            373
                                                 ----------     ----------     ----------     ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                     676            683          2,236          2,091
     Occupancy and equipment                             88             89            266            272
     Deposit insurance premium                            9             26             60             76
     Data processing                                     44             43            132            131
     Correspondent bank service charges                  36             33            107             94
     Other                                              188            165            553            548
                                                 ----------     ----------     ----------     ----------
          Total non-interest expense                  1,041          1,039          3,354          3,212
                                                 ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                            1,854          1,651          5,524          4,755
INCOME TAXES                                            723            644          2,076          1,814
                                                 ----------     ----------     ----------     ----------
NET INCOME                                       $    1,131     $    1,007     $    3,448     $    2,941
                                                 ==========     ==========     ==========     ==========

EARNINGS PER SHARE:
     Basic                                       $     0.39     $     0.30     $     1.16     $     0.84
     Diluted                                     $     0.39     $     0.30     $     1.15     $     0.84

AVERAGE SHARES OUTSTANDING:
     Basic                                        2,915,300      3,360,599      2,983,285      3,485,380
     Diluted                                      2,936,508      3,390,557      3,008,733      3,516,200


          See accompanying notes to consolidated financial statements.

                                    WVS FINANCIAL CORP. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                              (in thousands)

                                                                              Nine Months Ended March 31,
                                                                              ---------------------------
                                                                                  2000         1999
                                                                               --------      ---------
OPERATING ACTIVITIES

Net income                                                                     $  3,448      $   2,941
Adjustments to reconcile net income to cash provided by operating activities:
   Gain on sale of investments and mortgage-backed securities                      --              (36)
   Depreciation and amortization, net                                                87             88
   Amortization of discounts, premiums and deferred loan fees                       (71)            33
   Amortization of ESOP, RRP and deferred and unearned
      compensation                                                                  355            263
   Increase in accrued interest receivable                                         (183)           333
   Increase (decrease) in accrued interest payable                                 (138)           216
   Increase in accrued and deferred taxes                                           548            408
   Other, net                                                                       (39)           289
                                                                               --------      ---------
         Net cash provided by operating activities                                4,007          4,535
                                                                               --------      ---------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                       (2,932)       (26,908)
   Proceeds from repayments of investments and mortgage-backed securities         1,618         50,272
   Proceeds from sale of investments and mortgage-backed securities                --              905
Held-to-maturity:
   Purchases of investments and mortgage-backed securities                      (53,880)      (147,763)
   Proceeds from repayments of investments and mortgage-backed securities        11,345         99,507
Increase in net loans receivable                                                 (8,820)        (2,216)
Decrease (increase) in FHLB stock                                                 1,576         (1,520)
Other, net                                                                          (16)          --
Purchases of premises and equipment                                                 (10)           (79)
                                                                               --------      ---------
         Net cash used for investing activities                                 (51,119)       (27,802)
                                                                               --------      ---------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                         Nine Months Ended March 31,
                                                                        ---------------------------
                                                                            2000          1999
                                                                          --------      --------
FINANCING ACTIVITIES

Net increase in transaction and passbook accounts                            2,342           274
Net (decrease) increase in certificates of deposit                          (2,158)          914
Net (decrease) increase in FHLB advances                                   (24,516)       19,643
Net increase in other borrowings                                            77,431         9,889
Net decrease in advance payments by borrowers for taxes and insurance         (706)         (929)
Net proceeds from issuance of common stock                                      34           238
Funds used for purchase of treasury stock                                   (3,814)       (6,104)
Cash dividends paid                                                         (1,435)       (1,643)
                                                                          --------      --------
         Net cash provided by financing activities                          47,178        22,282
                                                                          --------      --------

         Increase (decrease) in cash and cash equivalents                       66          (985)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                         1,893         2,506
                                                                          --------      --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                            $  1,956      $  1,521
                                                                          ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                        $ 12,306      $  9,173
      Income taxes                                                        $  1,427      $  1,153

          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)
                                                                                                 Accum.
                                                                                                 Other        Retained
                                            Add'l.                   Unallocated   Unallocated   Compre-      Earnings
                                  Common    Paid-In       Treasury   Shares Held   Shares Held   hensive    Substantially
                                  Stock     Capital        Stock       by ESOP        by RRP       Loss      Restricted     Total
                                  -----     -------        -----       -------        ------       ----      ----------     -----
Balance at June 30, 1999        $    37     $19,062       $(7,596)   $  (232)       $ (326)      $  (31)      $17,024      $27,938

Comprehensive income:

   Net Income                                                                                                   3,448        3,448
   Other comprehensive
     income:
      Change in unrealized
          holding losses on
          securities, net of
          income tax benefit
          of  $103                                                                                 (199)                      (199)
                                                                                                                           -------

Comprehensive income                                                                                                         3,249

Purchase of shares for
   treasury stock                                          (3,814)                                                          (3,814)

Release of earned
   Employee Stock
   Ownership Plan (ESOP)
   shares                                       172                      101                                                   273

Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                            83                                      83

Exercise of stock options                        34                                                                             34

Cash dividends declared
   ($0.48 per share)                                                                                            (1,433)     (1,433)

                                -------     -------       --------   -------        ------       -------       -------     -------
Balance at March 31, 2000       $    37     $19,268       $(11,410)  $  (131)       $ (243)      $  (230)      $19,039     $26,330
                                =======     =======       ========   =======        ======       =======       =======     =======


          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.


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

3.       EARNINGS PER SHARE
         ------------------

         The following table sets forth the computation of basic and diluted earnings per share.

                                                     Three Months Ended                        Nine Months Ended
                                                          March 31,                                March 31,
                                                ----------------------------             ----------------------------
                                                   2000              1999                  2000              1999
                                                ----------        ----------             ----------        ----------
Weighted average common shares
   outstanding                                   3,670,583         3,664,343              3,668,965         3,661,535

Average treasury stock shares                    (726,444)         (250,771)              (648,786)         (119,113)

Average unearned ESOP shares                      (28,839)          (52,973)               (36,894)          (57,042)
                                                ----------        ----------             ----------        ----------

Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                                     2,915,300         3,360,599              2,983,285         3,485,380

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings
   per share                                       21,208            29,958                 25,448            30,820
                                                ----------        ----------             ----------        ----------

Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                                     2,936,508         3,390,557              3,008,733         3,516,200
                                                 =========         =========              =========         =========

Net income                                      $1,131,119        $1,007,343             $3,447,987        $2,940,786
                                                 =========         =========              =========         =========

Earnings per share:
     Basic                                           $0.39             $0.30                  $1.16             $0.84
     Diluted                                         $0.39             $0.30                  $1.15             $0.84
                                                 =========         =========              =========         =========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000


GENERAL

         WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

         West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2000.

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


FINANCIAL CONDITION

         The Company's assets totaled $399.6 million at March 31, 2000, as compared to $348.4 million at June 30, 1999. The $51.2 million or 14.7% increase in total assets was primarily comprised of a $42.2 million or 24.7% increase in investment and mortgage-backed securities, including Federal Home Loan Bank ("FHLB") stock, a $8.7 million or 5.1% increase in net loans receivable and a $183 thousand or 5.9% increase in accrued interest receivable. The Company's investment securities increased from $98.4 million to $137.1 million while mortgage-backed securities increased from $72.4 million to $75.8 million from June 30, 1999 to March 31, 2000.

         The Company's total liabilities increased $52.8 million or 16.5% to $373.3 million as of March 31, 2000, from $320.5 million as of June 30, 1999. The $52.8 million increase in total liabilities was primarily comprised of a $52.9 million or 37.1% increase in FHLB advances and other borrowings which was partially offset by a $706 thousand decrease in advance payments by borrowers for taxes and insurance.

         Total stockholders' equity decreased $1.6 million or 5.8% to $26.3 million as of March 31, 2000, from $27.9 million as of June 30, 1999. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $3.8 million and $1.4 million, respectively, which were partially funded by Company net income of $3.4 million for the nine months ended March 31, 2000.

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

          The Company has continued its investment growth program, originally initiated in the third quarter of fiscal 1994, in order to realize additional net interest income. Under this strategy, a longer-term callable or noncallable investment security, or mortgage-backed security, is purchased and funded through the use of non-deposit liabilities, such as FHLB advances and other borrowings. With this strategy, the Company increases its net interest income, but also faces the risk, during periods of rising market interest rates, that it may experience a decline in net interest income if the rate paid on its various borrowings rises above the rate earned on the investment security purchased. In order to mitigate this exposure, the Board has placed certain restrictions on the investment growth program, including:

     1) the average outstanding daily balance of total borrowings, computed quarterly, may not exceed $220.0 million;
     2) suitable investments shall be restricted to those meeting the credit quality criteria outlined in the Company's investment policy;
     3) each security purchased shall initially yield a minimum of one hundred and twenty-five basis points above the incremental rate paid on short-term borrowings, at the time of purchase; and
     4) the Company's total borrowed funds position, allocated to the investment growth program, may not exceed $225.0 million.

          In most cases, the initial yield spread earned on investment security purchases ranged from approximately 230 to 234 basis points.

          During the nine months ended March 31, 2000, the Company increased its mortgage-backed securities portfolio by $3.4 million or 4.70%. The increase for the nine months was attributable to securities purchases partially offset by principal repayments. Mortgage-backed securities purchases for the nine months totaled approximately $11.4 million with an estimated weighted average purchase yield of 7.66%. At March 31, 2000, the Company held $75.8 million of
mortgage-backed   securities   with  an   approximate   yield  of   6.97%.   The
mortgage-backed securities purchases were made in order to mitigate the principal calls on the Company's callable bond portfolio and to earn a higher yield with an expected average life profile comparable to longer-term callable agency bonds.

         The Company has continued to purchase bonds with optional principal redemption features ("callable bonds") in order to capture additional net interest income. Callable bonds generally provide investors with higher rates of return than noncallable bonds because the issuer has the option to redeem the bonds before maturity. While this strategy affords WVS the current opportunity to improve its net interest income, during a period of declining interest rates, the Company would be exposed to the risk that the investment will be redeemed prior to its final stated maturity. In order to mitigate this risk, the Company has funded a significant portion of its purchases of callable bonds with short-term borrowings. Approximately $4.0 million of callable agency bonds with an estimated weighted average yield to call of 5.83% were called during the nine months ended March 31, 2000.

         During the nine months ended March 31, 2000, the Company purchased approximately $31.1 million of callable agency bonds with an approximate weighted average yield to call and maturity of 8.17% and 7.91%, respectively. The callable agency bond purchases, totaling $31.1 million, are summarized by initial term to call as follows: $10.0 million within three months, $3.2 million with greater than three months and within six months, $4.0 million with greater than six months and within one year, $1.0 million with greater than twelve months and within twenty-four months, $7.7 million with greater than twenty-four months and within thirty-six months, and $5.2 million with greater than thirty-six months and less than sixty months.

         During the nine months ended March 31, 2000, the Company purchased approximately $9.7 million of bank qualified tax-exempt bonds with a taxable equivalent yield of 8.43%. Bank qualified tax-exempt bonds generally have longer terms to maturity (e.g. twenty years) and longer first call dates (e.g. five years). The Company purchased these securities in order to capture attractive yields for an extended period of time as measured by the first call date.

         During the nine months ended March 31, 2000, the Company borrowed approximately $394.4 million in various advances from the FHLB with a weighted average rate of 5.39% and incurred $539.3 million in other borrowings with a weighted average rate of 5.72%. During the nine months ended March 31, 2000, the Company repaid $418.9 million of FHLB advances and $461.9 million of other borrowings.

         The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank's market area. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans, primarily on residential properties, to partially increase its loan asset sensitivity. The Company continues to emphasize higher yielding commercial real estate, home equity and small business loans to existing customers and seasoned prospective customers.

         As of March 31, 2000, the implementation of these asset and liability management initiatives resulted in the following:

     1) an aggregate of $50.7 million or 28.6% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months;
     2) $16.2 million or 21.3% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were secured by floating rate securities; and
     3) $130.7 million or 95.3% of the Company's investment securities portfolio was comprised of callable bonds.

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

         The Company's one year cumulative interest rate sensitivity gap is estimated at a negative 45.1% of total assets at March 31, 2000, as compared to a negative 8.9% at June 30, 1999, in each instance, based on certain assumptions by management with respect to the repricing of certain assets and liabilities. At March 31, 2000, the Company's interest-earning assets maturing or repricing within one year totaled $85.5 million while the Company's interest-bearing liabilities maturing or repricing within one year totaled $265.9 million, providing an excess of interest-earning liabilities over interest-bearing assets of $180.4 million. At March 31, 2000, the percentage of the Company's assets to liabilities maturing or repricing within one year was 32.2%. Accordingly, due to the Company's high negative gap, rising interest rates would most likely adversely affect the Company's net interest income.

RESULTS OF OPERATIONS

           General. WVS reported net income of $1.1 million, or $0.39 diluted earnings per share, and $3.4 million, or $1.15 diluted earnings per share, for the three and nine months ended March 31, 2000, respectively. Net income increased by $124 thousand or 12.3% and diluted earnings per share increased $0.09 or 30.0% for the three months ended March 31, 2000, when compared to the same period in 1999. The increase was primarily attributable to a $182 thousand increase in net interest income and a $23 thousand increase in non-interest income, partially offset by a $79 thousand increase in income tax expense. Net income increased by $507 thousand or 17.2% and diluted earnings per share increased $0.31 or 36.9% for the nine months ended March 31, 2000, when compared to the same period in 1999. The increase was principally the result of a $872 thousand increase in net interest income, partially offset by a $142 thousand increase in non-interest expense and a $262 thousand increase in income tax expense.

           Net Interest Income. The Company's net interest income increased by $182 thousand or 7.1% for the three months ended March 31, 2000, when compared to the same period in 1999. For the nine months ended March 31, 2000, net interest income increased by $872 thousand or 11.5%, when compared to the same period in 1999. Both increases were principally attributable to increases in the Company's investment, mortgage-backed securities and loan portfolios which were primarily funded with FHLB advances and other borrowings.

           Interest Income. Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock ("other investment securities") increased by $1.0 million or 76.9% for the three months ended March 31, 2000, when compared to the same period in 1999. The increase was primarily attributable to a $53.3 million increase in the average balance of investment securities outstanding and a 51 basis point increase in the weighted average yield earned on investment securities for the three months ended March 31, 2000, when compared to the same period in 1999. Interest on other investment securities increased $2.1 million or 48.8% for the nine months ended March 31, 2000, when compared to the same period in 1999. The increase in interest income on investment securities was attributable to a $35.3 million increase in the average balance of investment securities outstanding and a 42 basis point increase in the weighted average yield earned on investment securities for the nine months ended March 31, 2000, when compared to the same period in 1999. The increases in the average balance of investment securities during both the three and nine month periods ended March 31, 2000, were principally attributable to purchases of investment securities under the Company's investment growth program. The increase in the weighted average yield earned was consistent with market conditions for the three and nine months ended March 31, 2000.

           Interest on net loans receivable increased by $263 thousand or 8.3% for the three months ended March 31, 2000, when compared to the same period in 1999. The increase was attributable to an increase of $24.9 million in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 55 basis points in the weighted average yield earned on net loans receivable for the three months ended March 31, 2000, when compared to the same period in 1999. Interest on net loans receivable increased by $782 thousand or 8.2% for the nine months ended March 31, 2000, when compared to the same period in 1999. The increase was attributable to a $20.1 million increase in the average balance of outstanding loans which was partially offset by a 34 basis point decrease in the weighted average yield earned on outstanding loans for the nine months ended March 31, 2000. The increases in the average loan balance outstanding for the three and nine months ended March 31, 2000, were primarily attributable to an increased level of mortgage originations due to a stronger local demand for permanent mortgage financing and an emphasis on multi-family, commercial and consumer loan products in order to earn returns greater than those offered in the single-family residential mortgage market. The Company's weighted average loan yield was impacted by a $3.8 million increase in nonaccrual commercial real estate loans during the quarter ended March 31, 2000.

           Interest on mortgage-backed securities increased by $97 thousand or 7.8% for the three months ended March 31, 2000, when compared to the same period in 1999. The increase was attributable to a 70 basis point increase in the weighted average yield earned on mortgage-backed securities, which was partially offset by a $2.4 million decrease in the average balance of mortgage-backed securities for the three months ended March 31, 2000, when compared to the same period in 1999. Interest on mortgage-backed securities increased $767 thousand or 24.8% for the nine months ended March 31, 2000. The increase was primarily attributable to a $11.1 million increase in the average balance of mortgage-backed securities outstanding and a 41 basis point increase in the weighted average yield earned on mortgage-backed securities for the nine months ended March 31, 2000, when compared to the same period in 1999. The Company has increased its purchases of mortgage-backed securities in order to mitigate the principal calls on the Company's callable bond portfolio and to earn a higher yield with an expected average life profile comparable to longer-term callable agency bonds.

           Interest Expense. Interest expense on deposits and escrows decreased by $3 thousand or 0.2% and decreased by $217 thousand or 4.4% for the three and nine months ended March 31, 2000, respectively, when compared to the same periods in 1999. The decrease in interest expense on deposits and escrows was principally attributable to a 5 basis point decrease in the average yield paid on deposits and escrows, which was partially offset by a $1.7 million increase in the average balance of interest-bearing deposits and escrows for the three months ended March 31, 2000, when compared to the same period in 1999. For the nine months ended March 31, 2000, the decrease in interest expense on deposits and escrows was primarily attributable to a 2 basis point decrease in the average yield paid on deposits and escrows which was partially offset by a $1.7 million increase in the average balance of interest-bearing deposits and escrows. The average yield paid on interest-bearing deposits and escrows decreased due to lower rates paid on time deposits.

           Interest expense on FHLB advances and other borrowings increased by $1.2 million and $3.0 million for the three and nine months ended March 31, 2000, respectively, when compared to the same periods in 1999. The increases were primarily attributable to a $77.6 million or 67.2% and $68.9 million or 63.6% increases in the average balance of such borrowings outstanding, and a 32 and 13 basis point increase in the weighted average rate paid on such borrowings for the three and nine months ended March 31, 2000, respectively. The increased amount of borrowings outstanding was used to fund the Company's loan originations and purchases of investment securities.

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

           The Company did not record a provision for possible losses on loans for the three and nine months ended March 31, 2000, respectively. At both March 31, 2000 and June 30, 1999, the Company's total allowance for loan losses amounted to $1.8 million or 1.0% of the Company's total loan portfolio.

           Non-Interest Income. Total non-interest income increased by $23 thousand and $39 thousand for the three and nine months ended March 31, 2000, respectively, when compared to the same periods in 1999. The increase in non-interest income for the three months ended March 31, 2000, was primarily attributable to an $18 thousand increase in other income, including ATM fee and loan late charge income and a $5 thousand increase in service charges on deposits during the three months ended March 31, 2000. The increase in non-interest income for the nine months ended March 31, 2000, was principally attributable to a $57 thousand increase in other income including ATM fee and loan late charge income and an $18 thousand increase in service charges on deposits, which were offset by the absence of $36 thousand in net gains on the sale of investment securities during 1999.

           Non-Interest   Expense.   Total  non-interest  expense  increased  $2
thousand or 0.2% and $142 thousand or 4.4% for the three and nine months ended March 31, 2000, respectively, when compared to the same periods in 1999.

           Compensation and employee benefits expense decreased $7 thousand or 1.0% and increased $145 thousand or 6.9% for the three and nine months ended March 31, 2000, respectively, when compared to the same periods in 1999. The increase for the nine months ended March 31, 2000 was primarily attributable to increases in salaries and employee benefits.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $4.0 million during the nine months ended March 31, 2000. Net cash provided by operating activities was primarily comprised of the $3.4 million of net income.

         Funds used by investing activities totaled $51.1 million during the nine months ended March 31, 2000. Primary uses of funds during the nine months ended March 31, 2000, included $56.8 million for purchases of investment and mortgage-backed securities and a $8.8 million increase in net loans receivable which were partially offset by $13.0 million of proceeds from repayments of investment and mortgage-backed securities.

         Funds provided by financing activities totaled $47.2 million for the nine months ended March 31, 2000. The primary financial source included a $77.4 million increase in other borrowings and a $184 increase in deposits, which were partially offset by a $24.5 million decrease in FHLB advances, $3.8 million in purchases of treasury stock, a $706 thousand decrease in advance payments by borrowers for taxes and insurance and $1.4 million of cash dividends paid on the Company's common stock. During the nine months ended March 31, 2000, the Company repurchased 278,971 shares of common stock. Management believes that it currently is maintaining adequate liquidity and continues to better match funding sources with lending and investment opportunities.

         The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through short-term borrowings. At March 31, 2000, the total approved loan commitments outstanding amounted to $1.6 million. At the same date, commitments under unused lines of credit amounted to $10.4 million and the unadvanced portion of construction loans approximated $16.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2000, totaled $60.0 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

         On April 25, 2000, the Company's Board of Directors declared a cash dividend of $0.16 per share payable May 18, 2000, to shareholders of record at the close of business on May 8, 2000. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

         As of March 31, 2000, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $26.5 million or 14.0% and $28.3 million or 15.0%, respectively, of total risk-weighted assets, and Tier I leverage capital of $26.5 million or 6.71% of average quarterly assets.

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

         The Company's nonperforming assets at March 31, 2000, totaled approximately $4.3 million or 1.08% of total assets as compared to $765 thousand or 0.22% of total assets as of June 30, 1999. Nonperforming assets at March 31, 2000, consisted of $4.1 million in commercial real estate loans, $86 thousand in single-family loans, $86 thousand in consumer loans and $6 thousand in commercial loans. During the quarter ended March 31, 2000, a commercial real estate loan participation totaling $3.6 million, and approximately 74% of the aggregate loan balance, was classified as nonaccrual. The participation loan is secured by a first mortgage lien on real property located in Allegheny County and the Company has commenced foreclosure and confession of judgment actions. The Company continues to work with the borrower to work-out this credit. Approximately $83 thousand of additional interest income would have been recorded during the nine months ended March 31, 2000, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the nine months ended March 31, 2000.


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

ITEM 3.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Company's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. The Savings Bank has no agricultural loan assets and therefore would not have a specific exposure to changes in commodity prices. Any impacts that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be exogenous and will be analyzed on an ex-post basis.
                                                  --------
         Interest rate risk ("IRR") is the exposure of a banking organization's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value, however excessive levels of IRR can pose a significant threat to the Company's earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Company's safety and soundness.

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

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of March 31, 2000, based on the information and assumptions in the notes. The Company's assumptions are based on statistical data provided by a federal regulatory agency in the Company's market area, and are believed to be reasonable. The Company had no derivative financial instruments or trading portfolio as of March 31, 2000. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments. Substantially all of the Company's investment securities portfolio is comprised of callable government agency securities. From a risk management perspective, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant metric in analyzing the value of such instruments. Company borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

                                                    EXPECTED MATURITY DATE-QUARTER ENDED MARCH 31,
                                           ------------------------------------------------------------
                                                                                                  There-                   Fair
                                             2001       2002      2003       2004       2005      after        Total       Value
                                             ----       ----      ----       ----       ----      -----        -----       -----
ON-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest-earning assets:
  Loans receivable (1)(2)(3)(4)
  Fixed rate                               $29,147    $16,446   $12,801    $11,552     $9,215     $59,650     $138,811    $138,106
    Average interest rate                     7.91%      7.62%     7.58%      7.57%      7.51%       7.43%

  Adjustable rate                           12,982      5,887     5,478      4,170      3,500      10,789       42,806      39,823
    Average interest rate(5)                  8.33%      6.67%     8.00%      8.01%      8.02%       7.85%
  Mortgage-backed securities
  Fixed rate                                   ---         45       845        498        ---      58,547       59,935      57,357
    Average interest rate                     0.00%      8.00%     5.97%      6.11%      0.00%       6.93%

  Adjustable rate                              ---        ---       ---        ---        ---      16,153       16,153      16,270
    Average interest rate(6)                  0.00%      0.00%     0.00%      0.00%      0.00%       7.16%

  Investments(7)                             6,299        ---       ---        ---        ---     130,915      137,214     130,410
    Average interest rate                     6.85%      0.00%     0.00%      0.00%      0.00%       7.71%

  Interest-bearing deposits                  1,196        ---       ---        ---        ---         ---        1,196       1,196
    Average interest rate                     6.19%      0.00%     0.00%      0.00%      0.00%       0.00%
                                          --------    -------   -------     ------     ------     -------     --------     --------
        Total                               49,624     22,378    19,124     16,220     12,715     276,054      396,115     383,162

Interest-bearing liabilities:
  Interest-bearing deposits
   and escrows(8)(9)(10)                    88,251     21,429    21,429      9,075      9,075      24,462      173,721      173,274
    Average interest rate                    4.36%       3.45%     3.45%      3.41%      3.41%       2.11%

Borrowings
  Fixed rate                               105,585        ---       ---        ---        ---      18,000      123,585      123,153
    Average interest rate                    6.08%       0.00%     0.00%      0.00%      0.00%       5.25%

  Adjustable rate(11)                       72,050        ---       ---        ---        ---         ---       72,050       72,028
    Average interest rate                    6.16%       0.00%     0.00%      0.00%      0.00%       0.00%
                                         --------     -------   -------     ------     ------     -------     --------     --------
        Total                            $265,886     $21,429   $21,429     $9,075     $9,075     $42,462     $369,356     $368,455

(1) Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.
(2) For single-family residential loans, assumes annual amortization and prepayment rate at 18% for adjustable rate loans, and 7% to 38% for fixed rate loans. For multi-family residential loans and other loans, assumes amortization and prepayment rate of 10%.
(3) For second mortgage loans, assumes annual amortization and prepayment rate of 15%.
(4)  Consumer loans assumes amortization and prepayment rate of 13%.
(5) Substantially all of the Company's adjustable rate loans reprice on an annual basis based upon changes in the one-year constant maturity treasury index with various market based annual and lifetime interest rate caps and floors.

(6) Substantially all of the Company's adjustable rate mortgage-backed securities reprice on a monthly basis based upon changes in the one month LIBOR index with various lifetime caps and floors.
(7)  Totals include the Company's investment in Federal Home Loan Bank stock.
(8) For regular savings accounts, assumes an annual decay rate of 17% for three years or less, 16% for more than three through five years and 14% for more than five years.
(9) For NOW accounts, assumes an annual decay rate of 37% for one year or less, 32% for more than one through three years and 17% for more than three years.
(10) For money market deposit accounts, assumes an annual decay rate of 79% for one year or less and 31% for more than one year.
(11) Includes a $50 million FHLB advance that reprices monthly based upon changes in the one month LIBOR index.

         The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2000.

                    Anticipated Transactions
                    ------------------------
Undisbursed construction and
    land development loans

      Fixed rate                                          $6,261
                                                            8.27%

      Adjustable rate                                     $9,543
                                                           9.57%
Undisbursed lines of credit

      Adjustable rate                                    $10,384
                                                            9.05%
Loan origination commitments

      Fixed rate                                          $1,163
                                                            8.34%

      Adjustable rate                                       $479
                                                            8.14%
Letters of credit

      Adjustable rate                                        $44
                                                           12.00%
                                                       ---------
                                                         $27,874

PART II - OTHER INFORMATION

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

ITEM 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a) The following exhibit is filed as part of this form 10-Q, and this list includes the Exhibit Index.

                   Number           Description                    Page
                   ------           -----------                    ----
                     27         Financial Data Schedule             E-1
                     99         Independent Accountant's Report     E-2


           (b) The Company filed a Current Report on Form 8-K, dated January 27, 2000, reporting under Item 5 that the Company's Board of Directors authorized the repurchase of up to 200,000 shares, or approximately 6.76% of the Company's outstanding common stock. Repurchases are authorized to be made during the next twelve months as market conditions warrant. All repurchase shares will be held as treasury stock and may be reserved for issuance pursuant to the Company's stock benefit plans.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     WVS FINANCIAL CORP.




         May 9, 2000          BY:  /s/ David J. Bursic
                                   -------------------
         Date                      David J. Bursic
                                   President and Chief Executive Officer
                                   (Principal Executive and Financial Officer)