Form 10-K405
period 2000-06-30
WVS FINANCIAL CORP
filed 2000-09-28
CIK 910679

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                    For the fiscal year ended: June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
             For the transition period from __________ to __________

                          Commission File No.: 0-22444

                               WVS Financial Corp.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                    25-1710500
----------------------------------------        -------------------------------
    (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                  Identification Number)

         9001 Perry Highway
      Pittsburgh, Pennsylvania                              15237
----------------------------------------        -------------------------------
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
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X   No
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           --

As of September 25, 2000, the aggregate value of the 2,385,346 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 460,862 shares held by all directors and officers of the Registrant as a group, was approximately $29.2 million. This figure is based on the last known trade price of $12.25 per share of the Registrant's Common Stock on September 21, 2000.

Number of shares of Common Stock outstanding as of September 25, 2000: 2,846,208

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2000 are incorporated into Parts I, II and IV. (2) Portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1.  Business.
-------  ---------

     WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

     West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2000.

Lending Activities

         General. At June 30, 2000, the Company's net portfolio of loans receivable totaled $183.3 million, as compared to $170.3 million at June 30, 1999. Net loans receivable comprised 44.8% of Company total assets and 106.0% of total deposits at June 30, 2000, as compared to 48.9% and 97.8%, respectively, at June 30, 1999. The principal categories of loans in the Company's portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans and land acquisition and development loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). Historically, the Company's lending activities have been concentrated in single-family residential loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

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

     Federal Regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2000, the Savings Bank's limit on loans-to-one borrower was approximately $5.9 million. The Company's general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2000, the Company's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $2.3 million to $3.8 million, and are secured primarily by real estate located in the Company's primary market area.

     Loan Portfolio Composition. The following table sets forth the composition of the Company's net loans receivable portfolio by type of loan at the dates indicated.

                                                  At June 30,
                     ------------------------------------------------------------------------
                             2000                     1999                     1998
                     ---------------------    ---------------------    ----------------------
                      Amount        %          Amount        %           Amount        %
                      ------        -          ------        -           ------        -
                                              (Dollars in Thousands)

Real estate loans:
Single-family        $105,964      52.49%     $103,035      54.43%      $104,849      61.06%
Multi-family            6,077       3.01         5,925       3.12          4,012       2.34
Commercial             32,847      16.27        28,546      15.08         21,021      12.24
Construction           26,935      13.34        23,810      12.58         17,779      10.35
Land acquisition
 and development        7,510       3.72         7,646       4.04          7,233       4.21
                        -----     ------         -----     ------       --------     ------
Total real estate
  loans               179,333      88.83       168,962      89.25        154,894      90.20
                      -------      -----       -------      -----        -------      -----
Consumer loans:
Home equity            18,558       9.19        16,467       8.70         13,613       7.93
Education                  57       0.03            11       0.01            591       0.34
Other                   2,062       1.02         2,153       1.14          2,336       1.36
                     --------     ------      --------     ------       --------     ------
Total consumer
  loans                20,677      10.24        18,631       9.85         16,540       9.63
                      -------      -----       -------     ------        -------     ------
Commercial loans        1,879       0.93         1,720       0.90            290       0.17
                     --------     ------      --------     ------      ---------     ------
Commercial lease
  financings              ---       0.00           ---       0.00            ---       0.00
                     ---------    ------      ---------    ------      ---------     ------
                      201,889     100.00%      189,313     100.00%       171,724     100.00%
                      -------     ======       -------     ======        -------     ======
Less:
Undisbursed loan
  proceeds            (15,820)                 (16,327)                  (11,312)
Net deferred loan
  origination fees       (801)                    (817)                     (815)
Allowance for loan
  losses               (1,973)                  (1,842)                   (1,860)
                     --------                 --------                  --------
Net loans
  receivable         $183,295                 $170,327                  $157,737
                     ========                 ========                  ========

                     -----------------------------------------------
                             1997                     1996
                     ---------------------    ----------------------
                      Amount        %          Amount        %
                      ------        -          ------        -

Real estate loans:
Single-family         $116,663     67.25%      $109,776     65.16%
Multi-family             3,499      2.02          3,235      1.92
Commercial              14,669      8.46         13,088      7.77
Construction            16,969      9.78         19,269     11.44
Land acquisition
 and development         7,412      4.27          9,004      5.35
                      --------    ------       --------    ------
Total real estate
  loans                159,212     91.78        154,372     91.64
                       -------     -----        -------     -----
Consumer loans:
Home equity             12,258      7.06         11,963      7.10
Education                  516      0.30            590      0.35
Other                    1,403      0.81          1,484      0.88
                      --------    ------       --------    ------
Total consumer
  loans                 14,177      8.17         14,037      8.33
                      --------     ------      --------     ------
Commercial loans            91      0.05             40      0.02
                      --------     ------      --------     ------

Commercial lease
  financings                 2      0.00             14      0.01
                      --------     ------      --------     ------

                       173,482    100.00%       168,463    100.00%
                       -------    ======        -------    ======
Less:
Undisbursed loan
  proceeds             (12,505)                 (16,651)
Net deferred loan
  origination fees        (834)                    (837)
Allowance for loan
  losses                (2,009)                  (1,964)
                      --------                 --------
Net loans
  receivable          $158,134                 $149,011
                      ========                 ========

     Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company's loans and mortgage-backed securities at June 30, 2000. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.


                                                                    Real Estate Loans
                           -----------------------------------------------------------------------------------------------------
                                                                                   Land        Consumer
                                                                                acquisition    loans and    Mortgage-
                           Single-      Multi-                                     and         commercial   backed
                           family       family      Commercial    Construction  development      loans      securities     Total
                           ------       ------      ----------    ------------  -----------      -----      -----------    -----
                                                                   (Dollars in Thousands)
Amounts due in:
  One year or less        $    238     $   ---      $    253       $ 15,419      $  2,671      $    265      $    ---    $  18,846
  After one year through
     five years              1,476         164         1,940          3,106         4,297         6,932         1,225       19,140
  After five years         104,250       5,913        30,654          8,410           542        15,359        72,448      237,576
                          --------     -------      --------       --------      --------      --------      --------    ---------
     Total(1)             $105,964     $ 6,077      $ 32,847       $ 26,935      $  7,510      $ 22,556      $ 73,673    $ 275,562
                          ========     =======      ========       ========      ========      ========      ========    =========

Interest rate terms on amounts due after one year:

  Fixed                   $ 93,239      $4,466       $17,325       $  6,510       $   431      $ 15,391       $57,549    $ 194,911
  Adjustable                12,487       1,611        15,269          5,006         4,408         6,900        16,124       61,805
                          --------      ------       -------       --------       -------      --------       -------    ---------
     Total                $105,726      $6,077       $32,594       $ 11,516       $ 4,839      $ 22,291       $73,673    $ 256,716
                          ========      ======       =======       ========       =======      ========       =======    =========

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

     At June 30, 2000, the Company had approximately $14.7 million of renewed commercial real estate and construction loans, all of which were performing. The $14.7 million in aggregate disbursed principal that has been renewed is comprised of: construction and business lines of credit totaling $11.1 million; commercial real estate loans totaling $1.1 million; land acquisition and single-family speculative construction loans totaling $2.5 million. Management believes that the previously discussed whole loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All of the loans that have been rolled over, as discussed above, are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans.

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

     Historically, the Company has originated substantially all of the loans retained in its portfolio. Substantially all of the residential real estate loans originated by the Company have been under terms, conditions and documentation which permit their sale to the Federal National Mortgage Association and other investors in the secondary market. Although the Company has not been a frequent seller of loans in the secondary market, the Company is on the Federal National Mortgage Association approved list of sellers/servicers. The Company has held most of the loans it originates in its own portfolio until maturity, due, in part, to competitive pricing conditions in the marketplace for origination by nationwide lenders and portfolio lenders. During fiscal 2000, the Company sold one pool of mortgages with an approximate combined principal balance of $827 thousand and education loans with an approximate combined principal balance of $266 thousand.

     The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company's market area is insufficient or to increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 2000, $2.3 million or 1.3% of the Company's total loans receivable consisted of whole loans and participation interests in loans purchased from other financial institutions which consisted of single-family mortgage pools.

     The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 2000, $2.3 million or 1.3% of the Company's total loans receivable were being serviced for the Company by others.

     The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

                                                              At or For the Year Ended June 30,
                                                  -----------------------------------------------------------
                                                         2000                1999                1998
                                                         ----                ----                ----
                                                                    (Dollars in Thousands)
Net loans receivable beginning balance                 $170,327            $157,737             $158,134
Real estate loan originations
   Single-family(1)                                      13,396              13,638                4,979
   Multi-family(2)                                          ---               2,715                1,729
   Commercial                                             5,989              10,723                6,484
   Construction                                          17,157              14,230               10,796
   Land acquisition and development                       2,451               3,100                2,936
                                                       --------            --------             --------
      Total real estate loan originations                38,993              44,406               26,924
                                                       --------            --------             --------

Home equity                                               6,387               7,293                4,572
Education                                                   348                 373                  379
Commercial                                                  621                 864                  216
Other                                                       873                 890                  788
                                                       --------            --------             --------
          Total loan originations                        47,222              53,826               32,879
                                                       --------            --------             --------
Disbursements against available credit lines:
   Home equity                                            4,348               4,663                5,785
   Other                                                    998                 893                   82
Purchase of whole loans and participations                  ---               3,479                1,115
                                                       --------            --------             --------
     Total originations and purchases                    52,568              62,861               39,861
                                                       --------            --------             --------
Less:
   Loan principal repayments                             38,861              43,597               37,622
   Sales of whole loans and participations                1,093               1,469                3,964
   Transferred to real estate owned                          20                 207                  ---
   Change in loans in process                              (508)              5,015               (1,193)
   Other, net(3)                                            134                 (17)                (135)
                                                       --------            --------             --------
     Net increase (decrease)                           $ 12,968            $ 12,590             $   (397)
                                                       --------            --------             --------

Net loans receivable ending balance                    $183,295            $170,327             $157,737
                                                       ========            ========             ========

-------------
(1)  Consists of loans secured by one-to-four family properties.
(2)  Consists of loans secured by five or more family properties.
(3) Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

     Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2000, $106.0 million or 52.5% of the Company's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. Single-family loan originations totaled $13.4 million and decreased $200 thousand or 8.8% during the fiscal year ended June 30, 2000, when compared to the same period in 1999. The decrease in single-family originations was primarily due to lower cyclical mortgage refinancing activity.

     The Company historically has originated fixed-rate loans with terms of up to 30 years. Although such loans are originated with the expectation that they will be maintained in the portfolio, these loans are originated generally under terms, conditions and documentation that permit their sale in the secondary market. The Company also makes available single-family residential adjustable-rate mortgages ("ARMs"), which provide for periodic adjustments to the interest rate, but such loans have never been as widely accepted in the Company's market area as the fixed-rate mortgage loan products. The ARMs currently offered by the Company have up to 30-year terms and an interest rate, which adjusts in accordance with one of several indices.

     At June 30, 2000, approximately $93.5 million or 88.2% of the single-family residential loans in the Company's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

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

     Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2000, $6.1 million or 3.0% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented an increase of $200 thousand or 3.4% from fiscal 1999. At June 30, 2000, $32.8 million or 16.3% of the loan portfolio consisted of loans secured by existing commercial real estate properties, which represented an increase of $4.3 million or 15.1% from fiscal 1999. During fiscal 2000, the Company chose to emphasize originations of commercial real estate loans in order to earn returns greater than those offered in the single-family residential mortgage market.

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

     At June 30, 2000, the Company's multi-family residential and commercial real estate loan portfolio consisted of approximately 116 loans with an average principal balance of $316 thousand. At June 30, 2000, the Company had two commercial real estate loans to one borrower, totaling $2.3 million, that were not accruing interest.

     Construction Loans. In recent years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company's primary market area. At June 30, 2000, construction loans amounted to approximately $26.9 million or 13.3% of the Company's total loan portfolio, which represented an increase of $3.1 million or 13.0% from fiscal 1999. The increase was principally due to increased levels of new home construction and in order to earn a higher rate of return than was available in the single-family residential mortgage market. As of June 30, 2000, the Company's portfolio of construction loans consisted of $22.3 million of loans for the construction of single-family residential real estate, $3.8 million of loans for the construction of commercial real estate, and $830 thousand of loans for the construction of multi-family residential real estate.

Construction loan originations totaled $17.2 million and increased by $3.0 million or 21.1% during the fiscal year ended June 30, 2000, when compared to the same period in 1999.

     Construction loans are made for the purpose of constructing a personal residence. In such circumstances, the Company will underwrite such loans on a construction/permanent mortgage loan basis. At June 30, 2000, approximately 80.6% of total outstanding construction loans were made to local real estate builders and developers with whom the Company has worked for a number of years for the purpose of constructing primarily single-family residential developments, with the remaining 19.4% of total construction loans made to individuals for the purpose of constructing a personal residence. Upon application, credit review and analysis of personal and corporate financial statements, the Company will grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative (or unsold) residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $1.2 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company's authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2000, the Company also had $7.5 million or 3.7% of the total loan portfolio invested in land development loans, which consisted of 17 loans to 13 developers.

     Speculative construction loans generally have maturities of 18 months, including one 6 month extension, with payments being made monthly on an interest-only basis. Thereafter, the permanent financing arrangements will generally provide for either an adjustable or fixed interest rate, consistent with the Company's policies with respect to residential and commercial real estate financing.

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

     Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2000, $20.7 million or 10.2% of the Company's total loan portfolio consisted of consumer loans, which represented an increase of $2.1 million or 11.3% from fiscal 1999 primarily due to lower volumes of loan repayments. The consumer loans offered by the Company include home equity loans, home equity lines of credit, education loans, automobile loans, deposit account secured loans and personal loans. Most of the Company's consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

     The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2000, approximately 68.7% of the Company's home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

     Commercial Loans. At June 30, 2000, $1.9 million or less than 1% of the Company's total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, business inventory and equipment, and similar collateral. The $200 thousand or 14.3% increase from fiscal 1999 was principally due to continued loan originations. The Company is selectively developing this line of business in order to increase interest income and to attract compensating deposit account balances.

     Loan Fee Income. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

     The Company charges loan origination fees that are calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with FASB 91, the Company has recognized $212 thousand, $341 thousand and $205 thousand of deferred loan fees during fiscal 2000, 1999 and 1998, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. The decrease in loan origination fee income for fiscal 2000 was principally attributable to a lower volume of loan refinancings. A higher volume of loan refinancings will permit the acceleration of associated deferred fee balances.

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

     The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.

                                                                             At June 30,
                                                  -----------------------------------------------------------------
                                                      2000         1999          1998         1997          1996
                                                      ----         ----          ----         ----          ----
                                                                        (Dollars in thousands)
Non-accruing loans:
Real estate:
   Single-family(1)                                 $     67      $    189     $    52        $   ---      $  100
   Commercial(2)                                       2,344           274         481            274         274
   Construction(3)                                     1,520           ---         ---            ---         ---
Consumer(4)                                              113            77          70            ---         ---
Commercial loans and leases(5)                             6             7         ---            ---           3
                                                    --------      --------     -------        -------      ------
Total non-accrual loans                                4,050           547         603            274         377
                                                    --------      --------     -------        -------      ------
Accruing loans greater than 90 days
   delinquent                                            ---           ---         ---            ---         ---
                                                    --------      --------     -------         ------      ------
     Total non-performing loans                       $4,050      $    547     $   603         $  274      $  377
                                                      ------      --------     -------         ------      ------
Real estate owned                                        ---           218         ---            ---         ---
                                                    --------      --------     -------         ------      ------
     Total non-performing assets                      $4,050      $    765     $   603         $  274      $  377
                                                      ======      ========     =======         ======      ======
Troubled debt restructurings                        $    ---      $    ---     $   ---         $  ---      $  603
                                                    ========      ========     =======         ======      ======
Total non-performing loans and troubled
 debt restructurings as a percentage of
 net loans receivable                                   2.21%        0.32%        0.38%          0.17%       0.66%
                                                    ========      =======      =======         ======      ======
Total non-performing assets to total assets             1.00%        0.22%        0.20%          0.09%       0.15%
                                                    ========      =======      =======         ======      ======
Total non-performing assets and troubled
   debt restructurings as a percentage of
    total assets                                        1.00%        0.22%        0.20%          0.09%       0.38%
                                                    ========      =======      =======         ======      ======

--------------
(1) At June 30, 2000, non-accrual single-family residential real estate loans consisted of one loan.
(2) At June 30, 2000, non-accrual commercial real estate loans consisted of two loans.
(3)  At June 30, 2000, non-accrual construction loans consisted of two loans.
(4)  At June 30, 2000, non-accrual consumer loans consisted of two loans.
(5)  At June 30, 2000, non-accrual commercial loans consisted of one loan.

     The $3.5 million increase in non-accrual loans during fiscal 2000 is comprised of a $2.1 million increase in non-accrual commercial real estate loans, a $1.5 million increase in non-accrual construction loans, a $36 thousand increase in non-accrual consumer loans, partially offset by a $122 thousand decrease in non-accrual single-family real estate loans and a $1 thousand decrease in non-accrual commercial loans and leases.

     At June 30, 2000 the Company had one performing restructured multi-family loan with a total outstanding principal balance of $583 thousand. The loan is secured by an eight unit apartment building and one single-family residence located in Oakmont Borough. Though originally appraised for $840 thousand in 1991, a revised appraisal report dated September 1995 has indicated an appraised value of approximately $475 thousand. Partner ownership has shifted on this property and the Company has been receiving normal principal and interest payments for over four years. The Company expects the loan to remain current and to possibly be refinanced in the future. The Company believes that it has an adequate valuation allowance with respect to this loan.

     As of June 30, 2000, the Company had two commercial real estate and two commercial construction loans classified as non-accrual loans. One of the commercial real estate loans is secured by a restaurant and real estate located in Wexford, PA. The outstanding principal on this loan totals $274 thousand and all payments due under the loan's restructuring plan have been received to date. One commercial real estate loan and two construction loans to a retirement village and personal care home located within the North Hills area, became delinquent during fiscal 2000. The outstanding balances total $4.78 million of which $3.60 million is owned by the Company and the remaining $1.18 million serviced by the Company for four participating lenders. The Company is working with the borrowers in an attempt to cure the defaults. The Company is also pursuing various legal avenues in order to collect on the loans.

     During fiscal 2000, 1999 and 1998, approximately $357 thousand, $42 thousand and $64 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the respective periods.

The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $180 thousand, $41 thousand and $44 thousand, respectively.

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

     The Company's general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company's general valuation allowances are within the following ranges: (1) 0% to 5% of assets subject to special mention; (2) 5% to 25% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company's past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2000, is adequate.

     The allowance for loan losses at June 30, 2000 increased $131 thousand to $1.97 million due to additional provisions of $150 thousand, which were offset by charge-offs of $19 thousand. The provision made during fiscal 2000 was recorded to increase the Company's general loan loss reserves due to growth in the Company's net loan portfolio and the increase in non-accrual loans. The increases in prior years reflected a number of factors, the most significant of which was the industry trend towards greater emphasis on the allowance method of providing for loan losses and the specific charge-off method.

     The Company transferred a $207 thousand non-accrual loan balance to real estate owned during fiscal 1999. The loan was acquired by the Company in fiscal 1992 through the acquisition of Home Savings Association. The Company stopped accruing interest on the loan in fiscal 1998. The loan was secured by a tavern and restaurant which the Company acquired through sheriff's sale during June 1999. The Company subsequently financed this asset to a new borrower in fiscal 2000.

     The following table summarizes changes in the Company's allowance for loan losses and other selected statistics for the periods indicated.

                                                                                   At June 30,
                                                   ----------------------------------------------------------------------------
                                                        2000           1999           1998            1997           1996
                                                        ----           ----           ----            ----           ----
                                                                             (Dollars in Thousands)
Average net loans                                     $177,557       $158,651       $163,046        $153,726        $141,643
                                                      ========       ========       ========        ========        ========
Allowance balance (at beginning of period)            $  1,842       $  1,860       $  2,009        $  1,964        $  1,836
Provision for loan losses                                  150            ---          (120)              60             150
Charge-offs:
   Real estate:
     Single-family                                         ---              5              1              15              25
     Multi-family                                          ---            ---            ---             ---             ---
     Commercial                                            ---            ---            ---             ---             ---
     Construction                                          ---            ---            ---             ---             ---
   Land acquisition and development                        ---            ---            ---             ---             ---
   Consumer:
     Home equity                                           ---             15             15             ---             ---
     Education                                             ---            ---            ---             ---             ---
     Other                                                  19            ---             23             ---             ---
   Commercial loans and leases                             ---            ---            ---               3               4
                                                      --------       --------       --------        --------        --------
     Total charge-offs                                      19             20             39              18              29
                                                      --------       --------       --------        --------        --------
Recoveries:
   Real estate:
     Single-family                                         ---              1              8               1             ---
     Multi-family                                          ---            ---            ---             ---             ---
     Commercial                                            ---            ---            ---             ---             ---
     Construction                                          ---            ---            ---             ---             ---
   Land acquisition and development                        ---            ---            ---             ---             ---
   Consumer:
     Home equity                                           ---              1            ---             ---             ---
     Education                                             ---            ---            ---             ---             ---
     Other                                                 ---            ---              1             ---               1
   Commercial loans and leases                             ---            ---              1               2               6
                                                      --------       --------       --------        --------        --------
     Total recoveries                                      ---              2             10               3               7
                                                      --------       --------       --------        --------        --------
Net loans charged-off                                       19             18             29              15              22
Transfer to real estate owned loss reserve                 ---            ---            ---             ---             ---
                                                      --------       --------       --------        --------        --------

Allowance balance (at end of period)                  $  1,973       $  1,842       $  1,860        $  2,009        $  1,964
                                                      ========       ========       ========        ========        ========
Allowance for loan losses as a percentage
of total loans receivable                                 1.06%          1.07%          1.08%           1.16%           1.17%
                                                      ========       ========       ========        ========        ========
Net loans charged-off as a percentage of
average net loans                                         0.01%          0.02%          0.02%           0.01%           0.02%
                                                      ========       ========       ========        ========        ========
Allowance for loan losses to  non-performing
loans                                                    48.72%        336.75%        308.46%         733.21%         520.95%
                                                      ========       ========       ========        ========        ========
Net loans charged-off to allowance for loan
losses                                                    0.96%          0.98%          1.56%           0.75%           1.12%
                                                      ========       ========       ========        ========        ========

Recoveries to charge-offs                                 0.00%         11.12%         25.64%          16.67%          24.14%
                                                      ========       ========       ========        ========        ========

     The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

                                                                    At June 30,
                      --------------------------------------------------------------------------------------------------------
                             2000                 1999                 1998                 1997                 1996
                             ----                 ----                 ----                 ----                 ----
                     % of Total Loans by  % of Total Loans by  % of Total Loans by  % of Total Loans by  % of Total Loans by
                       Amount   Category    Amount   Category    Amount   Category    Amount   Category    Amount   Category
                       ------   --------    ------   --------    ------   --------    ------   --------    ------   --------
                                                              (Dollars in Thousands)
Real estate loans:
  Single-family           $167     52.49%      $174     54.43%      $164     61.06%      $175     67.25%      $161     65.16%
  Multi-family              30      3.01        152      3.12        143      2.34        142      2.02        141      1.92
  Commercial               704     16.27        283     15.08        423     12.24        449      8.46        468      7.77
  Construction             287     13.34         85     12.58         52     10.35         58      9.78         38     11.44
  Land acquisition
   and development          57      3.72         57      4.04         59      4.21         59      4.27         69      5.35
  Unallocated              363      0.00        695      0.00        652      0.00        722      0.00        712      0.00
                         -----     -----      -----     -----      -----     -----      -----     -----      -----     -----
    Total real
     estate loans        1,608     88.83      1,446     89.25      1,493     90.20      1,605     91.78      1,589     91.64
                         -----     -----      -----     -----      -----     -----      -----     -----      -----     -----
Consumer loans:
  Home equity              184      9.19        202      8.70        168      7.93        123      7.06        120      7.10
  Education                  1      0.03          0      0.01          5      0.34          5      0.30          6      0.35
  Other                     80      1.02         24      1.14         17      1.36         10      0.81         10      0.88
  Unallocated              ---      0.00         77      0.00        167      0.00        258      0.00        215      0.00
                         -----     -----      -----     -----      -----     -----      -----     -----      -----     -----
    Total consumer
      loans                265     10.24        303      9.85        357      9.63        396      8.17        351      8.33
                         -----     -----      -----     -----      -----     -----      -----     -----      -----     -----
Commercial loans:
  Commercial loans         100      0.93         86      0.90         10      0.17          5      0.05          2      0.02
  Unallocated              ---      0.00          7      0.00        ---      0.00        ---      0.00         --      0.00
                         -----     -----      -----     -----      -----     -----      -----     -----      -----     -----
    Total commercial
      loans                100      0.93         93      0.90         10      0.17          5      0.05          2      0.02
                         -----     -----      -----     -----      -----     -----      -----     -----      -----     -----
Commercial lease
  financings               ---      0.00        ---      0.00        ---      0.00          3      0.00         22      0.01
                         -----     -----      -----     -----      -----     -----      -----     -----      -----     -----
                       $ 1,973    100.00%   $ 1,842    100.00%   $ 1,860    100.00%   $ 2,009    100.00%   $ 1,964    100.00%
                       =======    ======    =======    ======    =======    ======    =======    ======    =======    ======


     Management believes that the reserves it has established are adequate to cover potential losses in the Company's loan and real estate owned portfolios. However, future adjustments to these reserves may be necessary, and the Company's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

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

     At June 30, 2000, the Company's MBS portfolio totaled $73.7 million as compared to $72.4 million at June 30, 1999. The $1.3 million or 1.80% increase in MBS balances outstanding during fiscal 2000 was primarily attributable to increased MBS purchases made in order to mitigate the principal calls on the
Company's callable bond portfolio and earn a higher yield with an expected average life profile comparable to longer-term callable agency bonds. At June 30, 2000, approximately $16.1 million or 21.8% (book value) of the Company's portfolio of MBS, including CMOs, were comprised of adjustable or floating rate instruments, as compared to $16.4 million or 22.7% at June 30, 1999. Substantially all of the Company's floating rate MBS adjust monthly based upon changes in certain short-term market indices (e.g. LIBOR, Prime, etc.).

     The following tables set forth the amortized cost and estimated market values of the Company's MBSs available for sale and held to maturity as of the periods indicated.

                                                 2000         1999         1998
                                                 ----         ----         ----
MBS Available for Sale at June 30,                    (Dollars in Thousands)
----------------------------------
FHLMC PCs                                     $   100      $   214      $   308
GNMA PCs                                        2,924          766        1,022
FNMA PCs                                        6,010        6,632        9,178
CMOs - agency collateral                          595          878        2,584
CMOs - single-family whole loan collateral        521          852        5,750
                                              -------      -------      -------
Total amortized cost                          $10,150      $ 9,342      $18,842
                                              =======      =======      =======
Total estimated market value                  $ 9,936      $ 9,273      $19,041
                                              =======      =======      =======

MBS Held to Maturity at June 30,
--------------------------------

FHLMC PCs                                     $   107      $   146      $   246
GNMA PCs                                        9,217        1,107        1,156
FNMA PCs                                           45          103          151
CMOs - agency collateral                       17,792       18,847       15,810
CMOs - single-family whole loan collateral     36,576       42,904        9,910
                                              -------      -------      -------
Total amortized cost                          $63,737      $63,107      $27,273
                                              =======      =======      =======
Total estimated market value                  $61,943      $62,167      $27,777
                                              =======      =======      =======

     The Company believes that its present MBS available for sale allocation of $10.2 million or 13.8% of the carrying value of the MBS portfolio, is adequate to meet anticipated future liquidity requirements and to reposition its balance sheet and asset/liability mix should it wish to do so in the future.

     The following table sets forth the amortized cost, contractual maturities and weighted average yields of the Company's MBSs, including CMOs, at June 30, 2000.

                                 One Year or    After One to     After Five to     Over Ten
                                    Less         Five Years        Ten Years         Years        Total
                                    ----         ----------        ---------         -----        -----
                                                           (Dollars in Thousands)
MBS available for sale           $    ---        $  1,263          $    58        $  8,829     $ 10,150
                                     0.00%           6.04%            9.08%           7.22%        7.08%

MBS held to maturity             $    ---        $     20          $    98        $ 63,619     $ 63,737
                                     0.00%           8.00%            9.14%           7.10%        7.10%
                                 --------        --------          -------        --------     --------

Total                            $    ---        $  1,283          $  156         $ 72,448     $ 73,887
                                 ========        ========          =======        ========     ========
Weighted average yield               0.00%           6.07%            9.12%           7.11%        7.10%
                                 ========        ========          =======        ========     ========

     Due  to   prepayments  of  the   underlying   loans,   and  the  prepayment
characteristics of the CMO traunches, the actual maturities of the Company's MBS are expected to be substantially less than the scheduled maturities.

     The following table sets forth information with respect to the MBS owned by the Company at June 30, 2000, which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All such securities have been assigned a triple A investment grade rating.

                                                                 Estimated
 Name of Issuer                             Carrying Value      Market Value
 --------------                             --------------      ------------
                                                (Dollars in Thousands)

 Norwest Asset Securities Corp. CMO            $  6,727          $ 6,162
 Countrywide Home Loan CMO                        4,991            4,746
 Structured  Asset Mortgage
  Investment  Inc. CMO                            3,217            3,004
 Residential Funding CMO                          3,344            3,261
 Citicorp Mortgage Security CMO                   3,769            3,624
 Countrywide Home Loan CMO                        3,021            2,912
                                               ---------         --------

                                               $  25,069         $ 23,709
                                               =========         ========

Investment Securities

     The Company may invest in various types of securities, including corporate debt and equity securities, U.S. Government and U.S. Government agency obligations, securities of various federal, state and municipal agencies, FHLB stock, commercial paper, bankers' acceptances, federal funds and interest-bearing deposits with other financial institutions.

     The Company's investment activities are directly monitored by the Company's Investment Committee under policy guidelines adopted by the Board of Directors. In recent years, the general objective of the Company's investment policy has been to manage the Company's interest rate sensitivity gap and generally to increase interest-earning assets. As reflected in the table below, the Company continued to hold a significant portion of its investment portfolio in U.S. Government and agency obligations, which amounted to $116.1 million or 81.4% of the total investment portfolio at June 30, 2000, as compared to $88.7 million or 90.2% of the total investment portfolio at June 30, 1999. All $116.1 million or 100.0% of the Company's U.S. Government agencies portfolio at June 30, 2000 was comprised of U.S. Government agency securities with longer-terms to maturity and optional principal redemption features ("callable bonds"). As part of the Company's continuing investment growth program, the Company has increased its holdings of both investment and MBS. A substantial portion of the Company's investment portfolio is funded with other borrowings. Such borrowings can be repaid if all, or a portion of, the Company's callable agency bonds are redeemed prior to maturity.

     The following tables set forth the amortized cost and estimated market values of the Company's investment securities portfolio at the dates indicated.

                                                            2000         1999       1998
                                                            ----         ----       ----
Investment Securities Available for Sale at June 30,           (Dollars in Thousands)
----------------------------------------------------
Corporate debt obligations                                 $   ---       $  ---    $15,419
U.S. Government agency securities                              ---          ---        ---
                                                           -------      -------    -------
Total amortized cost                                           ---          ---     15,419
Equity securities                                            1,380        1,380      2,062
                                                           -------      -------    -------
Total amortized cost                                       $ 1,380      $ 1,380    $17,481
                                                           =======      =======    =======
Total estimated market value                               $ 1,296      $ 1,402    $17,519
                                                           =======      =======    =======
Investment Securities Held to Maturity at June 30,
--------------------------------------------------
Corporate debt obligations                                $    ---      $   ---    $   ---
U.S. Government agency securities                          116,052       88,714     63,749
State and municipal securities                              20,154        2,050        ---
                                                          --------      -------    -------
                                                           136,206       90,764     63,749
FHLB stock                                                   5,225        6,195      4,675
                                                          --------      -------    -------
Total amortized cost                                      $141,431      $96,959    $68,424
                                                          ========      =======    =======
Total estimated market value                              $134,497      $94,045    $68,670
                                                          ========      =======    =======

     Information regarding the amortized cost, contractual maturities and weighted average yields of the Company's investment portfolio at June 30, 2000 is presented below.


Investment Securities               One Year or    After One to    After Five to    Over Ten
Available for Sale                      Less        Five Years      Ten Years         Years       Total
------------------                      ----        ----------      ---------         -----       -----
                                                             (Dollars in Thousands)
Equity securities                    $     ---       $    ---       $    ---        $   1,380    $  1,380
                                     =========       ========       ========        =========    ========

Investment Securities
Held to Maturity
----------------
U.S. Government agency securities    $     ---       $    ---       $  7,904        $  108,148   $ 116,052
                                          0.00%          0.00%          7.16%             7.59%       7.56%

State and municipal securities (1)   $     300       $    ---       $    ---        $   19,854   $  20,154
                                          6.39%          0.00%          0.00%             8.91%       8.87%
                                     ---------       --------       --------        ----------   ---------

Total                                $     300       $    ---       $  7,904        $  128,002   $ 136,206
                                     =========       ========       ========        ==========   =========
Weighted average yield                    6.39%          0.00%          7.16%             7.79%       7.75%
                                     =========       ========       ========        ==========   =========

------------
(1) State and municipal security yields are calculated on a taxable equivalent basis.

     Information regarding the amortized cost, earliest call dates and weighted average yield of the Company's investment portfolio at June 30, 2000, is presented below. All Company investments in callable bonds were classified as held to maturity at June 30, 2000.

                                    One Year or   After One to   After Five to     Over Ten
                                        Less       Five Years      Ten Years        Years          Total
                                        ----       ----------      ---------        -----          -----
                                                             (Dollars in Thousands)

U.S. Government agency securities     $  80,746     $ 13,811      $    6,675      $  14,820      $ 116,052
                                           7.66%        8.08%           7.12%          6.77%          7.56%

State and municipal securities (1)    $     300     $  6,273      $   13,056      $     525      $  20,154
                                           6.39%        8.72%           9.01%          8.51%          8.87%
                                           ----         ----            ----           ----           ----

Total debt obligations                $  81,046     $ 20,084      $   19,731      $  15,345      $  136,206
                                      =========     ========      ==========      =========      ==========
Weighted average yield                     7.66%        8.28%           8.37%          6.83%          7.75%
                                      =========     ========      ==========      =========      =========

Equity securities                     $      ---    $    ---      $      ---      $   1,380      $    1,380
                                      ----------    --------      ----------      ---------      ----------

Total                                 $   81,046    $ 20,084      $   19,731      $  16,725      $  137,586
                                      ==========    ========      ==========      =========      ==========

------------
(1) State and municipal security yields are calculated on a taxable equivalent basis.

     The Company to date has not engaged, and does not intend to engage in the immediate future, in trading investment securities.

     The following table sets forth information with respect to the Investment Securities owned by the Company at June 30, 2000, which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All such securities have been assigned a triple A investment grade rating.

                                                                    Estimated
         Name of Issuer                           Carrying Value   Market Value
         --------------                           --------------   ------------
                                                      (Dollars in Thousands)
         Pittston Area School District General
              Obligation                              $3,387          $3,353

Sources of Funds

     The Company's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Company's home and branch offices. Funding is also derived from FHLB advances, short-term borrowings, amortization and prepayments of outstanding loans and MBS and from maturing investment securities.

     Deposits. The Company's deposits totaled $172.9 million at June 30, 2000, as compared to $174.2 million at June 30, 1999. The $1.3 million decrease was primarily attributable to an approximate $2.8 million decrease in time deposits which was partially offset by a $1.2 million increase in core deposits. In order to attract new and lower cost core deposits, the Company continued to promote a no minimum balance, "free", checking account product. Current deposit products include regular savings accounts, demand accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts and certificates of deposit ranging in terms from 30 days to 10 years. Included among these deposit products are certificates of deposit with negotiable interest rates and balances of $100,000 or more, which amounted to $12.1 million or 7.1% of the Company's total deposits at June 30, 2000, as compared to $10.9 million or 6.3% at June 30, 1999. The Company's deposit products also include Individual Retirement Account certificates ("IRA certificates").

     The Company's deposits are obtained primarily from residents of northern Allegheny, southern Butler and eastern Beaver counties, Pennsylvania. The Company utilizes various marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at June 30, 2000. The Company has drive-up banking facilities and automated teller machines ("ATMs") at its McCandless, Franklin Park, Bellevue and Cranberry Township offices. The Company participates in the MAC(R) and CIRRUS(R) ATM networks. The Company also participates in a new ATM program called the Freedom ATM AllianceSM. The Freedom ATM AllianceSM allows West View Savings Bank customers to use other Pittsburgh area Freedom ATM AllianceSM affiliates' ATMs without being surcharged and vice versa. The Freedom ATM AllianceSM was organized to help smaller local banks compete with larger national banks that have large ATM networks.

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

     The following table sets forth the average balance of the Company's deposits and the average rates paid thereon for the past three years. Average balances were derived from daily average balances.

                                                                      At June 30,
                                      --------------------------------------------------------------------------
                                               2000                      1999                     1998
                                               ----                      ----                     ----
                                        Amount      Rate          Amount       Rate        Amount        Rate
                                        ------      ----          ------       ----        -----         ----
                                                                  (Dollars in Thousands)

Regular savings and club
   accounts                            $37,085      2.53%         $36,882      2.54%     $  36,576       2.62%
NOW accounts                            17,356      0.56           15,921      0.63         14,998       0.91
Money market deposit accounts           12,717      2.67           11,927      2.64         11,711       2.64
Certificate of deposit accounts         92,206      5.38           94,197      5.46         96,140       5.72
Escrows                                  2,363      1.74            2,262      1.81          2,430       1.81
                                      --------      ----         --------      ----      ---------       ----
     Total interest-bearing
        deposits and escrows           161,727      3.94          161,189      4.05        161,855       4.29
Non-interest-bearing checking
   accounts                             10,281      0.00            8,306      0.00          7,073       0.00
                                      --------      ----         --------      ----      ---------       ----
     Total deposits and escrows       $172,008      3.70%        $169,495      3.86%     $ 168,928       4.11%
                                      ========      ====         ========      ====      =========       ====

     The following table sets forth the net deposit flows of the Company during the periods indicated.

                                                        Year Ended June 30,
                                     ----------------------------------------------------------
                                        2000                    1999                   1998
                                        ----                    ----                   ----
                                                      (Dollars in Thousands)
(Decrease) before interest credited    $(7,653)                $(3,331)               $(10,095)
Interest credited                        6,268                   6,592                   6,848
                                      --------                --------              ----------
Net deposit increase (decrease)        $(1,385)                $ 3,261               $  (3,427)
                                       ========                =======               ==========

     The following table sets forth maturities of the Company's time deposits of $100,000 or more at June 30, 2000, by time remaining to maturity.

                                                           Amounts
                                                           -------
                                                   (Dollars in Thousands)

         Three months or less                             $  2,306
         Over three months through six months                2,676
         Over six months through twelve months               3,311
         Over twelve months                                  3,759
                                                          --------
                                                          $ 12,052
                                                          ========

     Borrowings. Borrowings are comprised of FHLB advances with various terms and repurchase agreements with securities brokers with original maturities of ninety-two days or less. At June 30, 2000, borrowings totaled $205.5 million as compared to $142.7 million at June 30, 1999. The $62.8 million or 44.0% increase was primarily used to meet ongoing commitments to fund loan commitments and fund the Company's purchase of investment and MBS during fiscal 2000. The Company believes that the judicious use of borrowings has allowed it to pursue a strategy of increasing net interest income by purchasing assets with lower total cost wholesale funding. Wholesale funding also provides the Company with a larger degree of control with respect to the term structure of its liabilities than traditional retail deposits. The Company also avoids the additional cost associated with increasing its branch network and with federal deposit insurance premiums through the utilization of borrowings, as opposed to retail time deposits.

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

Employees

     The Company had 47 full-time employees and 12 part-time employees as of June 30, 2000. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

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

     FDIC Insurance Premiums. The Savings Bank currently pays deposit insurance premiums to the FDIC on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level of an institution's capital - "well capitalized", "adequately capitalized" and "undercapitalized"- which is defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.00% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns. The Savings Bank is a "well capitalized" institution as of June 30, 2000.

     On September 30, 1996, the President signed the Deposit Insurance Funds Act of 1996 (the "Funds Act") into law. The Funds Act called for a Special Assessment on SAIF-assessable deposits as of March 31, 1995, to capitalize the SAIF to its designated reserve ratio of 1.25%. The Company recorded a pre-tax charge of approximately $1.1 million during the quarter ended September 30, 1996, using the FDIC estimated assessment rate of $0.657 for every $100 of assessable deposits. During the quarter ended December 31, 1996, the Company accrued a $102 thousand refund of prepaid federal deposit insurance premiums as a result of the capitalization of the SAIF. The Funds Act also provides for a Financing Corporation ("FICO") debt service assessment. The current FICO debt service assessment annual rate for SAIF members is 2.06 basis points (or 2.06(cent) per $100 of assessable deposits).

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

     Audit by IRS. The Company's consolidated federal income tax returns for taxable years through December 31, 1996, have been closed for the purpose of examination by the Internal Revenue Service.

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

Item 2.  Properties.
-------  -----------

     The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2000.

         Description/Address                             Leased/Owned
         -------------------                             ------------
         McCandless Office                               Owned
            9001 Perry Highway
            Pittsburgh, PA  15237

         West View Boro Office                           Owned
            456 Perry Highway
            Pittsburgh, PA  15229

         Cranberry Township Office                       Owned
            20531 Perry Highway
            Cranberry Township, PA  16066

         Sherwood Oaks Office                            Leased(1)
            100 Norman Drive
            Cranberry Township, PA  16066

         Bellevue Boro Office                            Leased(2)
            572 Lincoln Avenue
            Pittsburgh, PA  15202

         Franklin Park Boro Office                       Owned
            2566 Brandt School Road
            Wexford, PA  15090

--------
(1) The Company operates this office out of a retirement community. The lease expires in June 2003.
(2) The lease is for a period of 15 years ending in September 2006 with an option for the Company to renew the lease for an additional five years.


Item 3.  Legal Proceedings.
-------  ------------------

         The information  required herein is incorporated by reference from page
         39  of  the  Company's  2000  Annual  Report,   Note  13  of  Notes  to
         Consolidated Financial Statements, "Litigation".

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         Not applicable.


PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------  ----------------------------------------------------------------------

         The information required herein is incorporated by reference from page 52 of the Company's 2000 Annual Report.

Item 6.  Selected Financial Data.
-------  ------------------------

         The information required herein is incorporated by reference from pages 2 to 3 of the Company's 2000 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         --------------

         The  information  required   herein is  incorporated  by reference from
         pages 4 to 20 of the Company's 2000 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------  -----------------------------------------------------------

         The information required herein is incorporated by reference from pages 15 to 18 of the Company's 2000 Annual Report.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

         The information required herein is incorporated by reference from pages 21 to 51 of the Company's 2000 Annual Report.

PART III.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.
-------  --------------------------------------------------------------------

         Not applicable.

Item 10. Directors and Executive Officers of the Registrant.
-------- ---------------------------------------------------

         The   information   required  herein  is incorporated by reference from
         pages 2 to 5  of  the  Company's  Proxy   Statement for the 2000 Annual
         Meeting    of    Stockholders   dated  September    29,  2000  ("Proxy
         Statement").

Item 11. Executive Compensation.
-------- -----------------------

         The information required herein is incorporated by reference from pages 8 to 13 of the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

         The information required herein is incorporated by reference from pages 6 to 8 of the Company's Proxy Statement.

Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

         The information required herein is incorporated by reference from page 13 to 14 of the Company's Proxy Statement.

PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------    ----------------------------------------------------------------

            (a) Documents filed as part of this report.

              (1) The following  documents  are filed as part of this report and are incorporated herein by reference from the Company's 1999 Annual Report.

                  Report of Independent Auditors.

                  Consolidated Statements of Financial Condition at June 30, 2000 and 1999.

                  Consolidated Statements of Income for the Years Ended June 30, 2000, 1999 and 1998.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2000, 1999 and 1998.

                  Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998.

                  Notes to the Consolidated Financial Statements.

              (2) All  schedules for which  provision is made in the  applicable accounting regulation of the Securities and Exchange Commission ("SEC") are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

              (3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.                     Description                                         Page
-------    --------------------------------------------                   -------

 3.1       Articles of Incorporation                                            *
 3.2       By-Laws                                                              *
 4         Stock Certificate of WVS Financial Corp.                             *
10.1       WVS Financial Corp. Recognition Plans and Trusts for
               Executive Officers, Directors and Key Employees**                *
10.2       WVS Financial Corp. 1993 Stock Incentive Plan**                      *
10.3       WVS Financial Corp. 1993 Directors' Stock Option Plan**              *
10.4       WVS Financial Corp. Employee Stock Ownership Plan and Trust**        *
10.5       Amended West View Savings Bank Employee
               Profit Sharing Plan**                                            *
10.6       Employment Agreements between WVS Financial Corp. and
               David Bursic, Margaret VonDerau and Edward Wielgus **          ***
10.7       Directors Deferred Compensation Program**                            *
13         2000 Annual Report to Stockholders                                 E-1
21         Subsidiaries of the Registrant - Reference is made to
               Item 1. "Business" for the required information                  2
23         Consent of Independent Auditors                                   E-57
27         Financial Data Schedule                                           E-58

* Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.
**   Management contract or compensatory plan or arrangement.
*** Incorporated by reference from the Form 10-Q for the quarter ended September 30, 1998 filed by the Company with the SEC on November 13, 1998.

     (3)(b)  Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WVS FINANCIAL CORP.

September 26, 2000             By:   /s/ David J. Bursic
                                     -------------------
                                     David J. Bursic
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  David  J. Bursic
-------------------------------------------------
David J. Bursic, Director, President and                  September 26, 2000
Chief Executive Officer
(Principal Executive Officer)


/s/  William J. Hoegel
-------------------------------------------------
William J. Hoegel,                                        September 26, 2000
Chairman of the Board


/s/  Margaret VonDerau
-------------------------------------------------
Margaret VonDerau, Director,                              September 26, 2000
Senior Vice President, Treasurer
and Corporate Secretary


/s/  Keith A. Simpson
-------------------------------------------------
Keith A. Simpson, Controller                              September 26, 2000


/s/  David L. Aeberli
-------------------------------------------------
David L. Aeberli, Director                                September 26, 2000


/s/  Arthur H. Brandt
-------------------------------------------------
Arthur H. Brandt, Director                                September 26, 2000


/s/  Donald  E. Hook
-------------------------------------------------
Donald E. Hook, Director                                  September 26, 2000


/s/  John M. Seifarth
-------------------------------------------------
John M. Seifarth, Director                                September 26, 2000