Form 10-Q
period 2000-09-30
WVS FINANCIAL CORP
filed 2000-11-14
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                                 25-1710500
----------------------------------------------       --------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification Number)

              9001 Perry Highway
           Pittsburgh, Pennsylvania                           15237
----------------------------------------------       --------------------------
   (Address of principal executive offices)                 (Zip Code)

                                 (412) 364-1911
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                        YES  X                  NO __

     Shares outstanding as of November 9, 2000: 2,826,008 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----



PART I.    Financial Information                                      Page
-------    ---------------------                                      ----

Item 1.    Financial Statements

           Consolidated Statements of Financial
           Condition as of September 30, 2000
           and June 30, 2000 (Unaudited)                                3

           Consolidated Statements of Income
           for the Three Months Ended
           September 30, 2000 and 1999 (Unaudited)                      4

           Consolidated Statements of Cash Flows
           for the Three Months Ended September 30,
           2000 and 1999 (Unaudited)                                    5

           Consolidated Statements of Changes in
           Stockholders' Equity for the Three Months
           Ended September 30, 2000 (Unaudited)                         7

           Notes to Unaudited Consolidated
           Financial Statements                                         8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations for the Three Months
           Ended September 30, 2000                                    10

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk                                           15

PART II.   Other Information                                          Page
--------   ------------------                                         ----
Item 1.    Legal Proceedings                                           20
Item 2.    Changes in Securities                                       20
Item 3.    Defaults upon Senior Securities                             20
Item 4.    Submission of Matters to a Vote of
           Security Holders                                            20
Item 5.    Other Information                                           20
Item 6.    Exhibits and Reports on Form 8-K                            20
  --       Signatures                                                  21

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                                 (In thousands)

                                                                        September 30, 2000                   June 30, 2000
                                                                    -----------------------------      ----------------------------
          Assets
          ------

Cash and due from banks                                                  $           898                  $             788
Interest-earning demand deposits                                                   2,218                              2,127
Investment securities available-for-sale (amortized cost of
   $1,380 and $1,380)                                                              1,324                              1,296
Investment securities held-to-maturity (market value of
   $130,820 and $129,272)                                                        136,305                            136,206
Mortgage-backed securities available-for-sale (amortized cost of
   $9,764 and $10,150)                                                             9,652                              9,936
Mortgage-backed securities held-to-maturity (market value of
   $61,037 and $61,943)                                                           62,166                             63,737
Federal Home Loan Bank stock, at cost                                              6,772                              5,225
Net loans receivable (allowance for loan losses of $1,985)                       183,949                            183,295
Accrued interest receivable                                                        3,383                              4,375
Premises and equipment                                                             1,026                              1,050
Deferred taxes and other assets                                                    1,217                              1,583
                                                                    -----------------------------      ----------------------------
          TOTAL ASSETS                                                   $       408,910                   $        409,618
                                                                    =============================      ============================

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                         $        12,053                   $         10,485
   NOW accounts                                                                   17,561                             18,158
   Savings accounts                                                               36,281                             36,995
   Money market accounts                                                          11,416                             12,802
   Certificates of deposit                                                        91,703                             91,068
                                                                    -----------------------------      ----------------------------
    Total savings deposits                                                       169,014                            169,508
Federal Home Loan Bank advances                                                  135,450                            104,500
Other borrowings                                                                  70,652                            101,025
Advance payments by borrowers for taxes and insurance                              1,135                              3,350
Accrued interest payable                                                           3,889                              2,704
Other liabilities                                                                  1,510                              1,620
                                                                    -----------------------------      ----------------------------
     TOTAL LIABILITIES                                                           381,650                            382,707

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                                       ---                                ---
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,689,480 and 3,685,280 shares issued                                              37                                 37
Additional paid-in capital                                                        19,569                             19,548
Treasury stock: 843,272 and 808,444 shares at cost, respectively                 (12,194)                           (11,770)
Retained earnings, substantially restricted                                       20,156                             19,513
Accumulated other comprehensive loss                                                (111)                              (197)
Unallocated shares - Recognition and Retention Plans                                (197)                              (220)
Unallocated shares - Employee Stock Ownership Plan                                   ---                                ---
                                                                    -----------------------------      ----------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                   27,260                             26,911
                                                                    -----------------------------      ----------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $       408,910                   $        409,618
                                                                    =============================      ============================


     See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                                                Three Months Ended
                                                                                  September 30,
                                                                     -------------------------------------------
                                                                         2000                         1999
                                                                         ----                         ----
INTEREST AND DIVIDEND INCOME:
     Loans                                                           $  3,701                     $  3,417
     Investment securities                                              2,414                        1,853
     Mortgage-backed securities                                         1,290                        1,215
     Interest-earning deposits with other institutions                      8                            8
     Federal Home Loan Bank stock                                         104                          116
                                                                     --------                     --------
          Total interest and dividend income                            7,517                        6,609
                                                                     --------                     --------

INTEREST EXPENSE:
     Deposits                                                           1,673                        1,582
     Borrowings                                                         3,309                        2,181
     Advance payments by borrowers for taxes and insurance                  6                            6
                                                                     --------                     --------
          Total interest expense                                        4,988                        3,769
                                                                     --------                     --------

NET INTEREST INCOME                                                     2,529                        2,840
PROVISION FOR LOAN LOSSES                                                 ---                          ---
                                                                     --------                     --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     2,529                        2,840
                                                                     --------                     --------

NON-INTEREST INCOME:
     Service charges on deposits                                           91                           76
     Other                                                                 82                           59
                                                                     --------                     --------
          Total non-interest income                                       173                          135
                                                                     --------                     --------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                       608                          756
     Occupancy and equipment                                               87                           91
     Deposit insurance premium                                              9                           25
     Data processing                                                       58                           44
     Correspondent bank service charges                                    38                           35
     Other                                                                156                          160
                                                                     --------                     --------
          Total non-interest expense                                      956                        1,111
                                                                     --------                     --------

INCOME BEFORE INCOME TAXES                                              1,746                        1,864
INCOME TAXES                                                              646                          727
                                                                     --------                     --------
NET INCOME                                                           $  1,100                     $  1,137
                                                                     ========                     ========

EARNINGS PER SHARE:
     Basic                                                           $   0.39                     $   0.37
     Diluted                                                         $   0.38                     $   0.37

AVERAGE SHARES OUTSTANDING:
     Basic                                                          2,858,302                    3,056,406
     Diluted                                                        2,873,787                    3,084,253


     See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                 Three Months Ended September 30,
                                                                                 --------------------------------
                                                                                    2000                 1999
                                                                                    -----                ----
OPERATING ACTIVITIES
Net income                                                                        $  1,100             $  1,137
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization, net                                                   27                   29
   Amortization of discounts, premiums and deferred loan fees                          (48)                 ---
   Amortization of ESOP, RRP and deferred and unearned
      compensation                                                                      23                  146
   Decrease in accrued interest receivable                                             992                  251
   Increase in accrued interest payable                                              1,185                  495
   Increase in accrued and deferred taxes                                              229                   74
   Other, net                                                                          (17)                 199
                                                                                  ---------            --------
         Net cash provided by operating activities                                   3,491                2,331
                                                                                  ---------            --------

INVESTING ACTIVITIES
Available-for-sale:
   Purchases of investments and mortgage-backed securities                             ---                  ---
   Proceeds from repayments of investments and mortgage-backed securities              386                  869
   Proceeds from sale of investments and mortgage-backed securities                    ---                  ---
Held-to-maturity:
   Purchases of investments and mortgage-backed securities                             ---              (32,913)
   Proceeds from repayments of investments and mortgage-backed securities            1,570                6,611
Increase in net loans receivable                                                      (704)              (5,325)
Increase in FHLB stock                                                              (1,547)              (1,430)
Other, net                                                                             ---                  (18)
Purchases of premises and equipment                                                     (3)                 ---
                                                                                  ---------            --------
         Net cash used for investing activities                                       (298)             (32,206)
                                                                                  ---------            --------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                            Three Months Ended September 30,
                                                                            --------------------------------
                                                                               2000                 1999
                                                                               ----                 ----
FINANCING ACTIVITIES
Net decrease in transaction and passbook accounts                             (1,129)              (2,477)
Net increase in certificates of deposit                                          635                  454
Net increase in FHLB advances                                                 30,950               35,600
Net (decrease) increase in other borrowings                                  (30,373)                 998
Net decrease in advance payments by borrowers for taxes and insurance         (2,215)              (1,907)
Net proceeds from issuance of common stock                                        21                    1
Funds used for purchase of treasury stock                                       (424)              (2,042)
Cash dividends paid                                                             (457)                (491)
                                                                            ---------            ---------
         Net cash (used for) provided by financing activities                 (2,992)              30,136
                                                                            ---------            ---------
         Increase in cash and cash equivalents                                   201                  261

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                           2,915                1,893
                                                                            ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                              $  3,116             $  2,154
                                                                            =========            =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                          $  3,803             $  3,274
      Income taxes                                                          $    462             $    625

     See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                     Add'l.                          Unallocated          Unallocated
                                  Common Stock      Paid-In        Treasury          Shares  Held         Shares  Held
                                                    Capital         Stock              by ESOP               by RRP
                                  ------------      -------        --------          ------------        -------------
Balance at June 30,2000           $       37        $19,548        $(11,770)         $      ---          $     (220)

Comprehensive income:

   Net Income
   Other comprehensive
     income:
      Change in unrealized
          holding losses on
          securities, net of
          income tax benefit
          of $44

Comprehensive income

Purchase of shares for
   treasury stock                                                      (424)

Release of earned
   Employee Stock
   Ownership Plan (ESOP)
   shares                                               ---                                 ---

Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                                                     23

Exercise of stock options                                21

Cash dividends declared
   ($0.16 per share)
                                  ------------      -------        --------          ------------        -------------
Balance at Sept. 30, 2000         $       37        $19,569        $(12,194)           $    ---            $   (197)
                                  ============      =======        ========          ============        =============
                                            Accum.
                                            Other               Retained
                                            Compre-             Earnings
                                            hensive           Substantially
                                             Loss               Restricted            Total
                                          ----------          -------------          -------
Balance at June 30,2000                   $   (197)              $19,513             $26,911

Comprehensive income:

   Net Income                                                      1,100               1,100
   Other comprehensive
     income:
      Change in unrealized
          holding losses on
          securities, net of
          income tax benefit
          of $44                                86                                        86
                                                                                    --------
Comprehensive income                                                                   1,186

Purchase of shares for
   treasury stock                                                                       (424)

Release of earned
   Employee Stock
   Ownership Plan (ESOP)
   shares                                                                                ---

Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                              23

Exercise of stock options                                                                 21

Cash dividends declared
   ($0.16 per share)                                                (457)               (457)
                                          ----------          -------------          -------
Balance at Sept. 30, 2000                 $   (111)              $20,156             $27,260
                                          ==========          =============          =======

     See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                                                                                 Three Months Ended
                                                                                   September 30,
                                                                  --------------------------------------------
                                                                       2000                        1999
                                                                  ----------------            ----------------
Weighted average common shares outstanding                              3,688,078                   3,668,110
Average treasury stock shares                                            (829,776)                   (566,794)
Average unearned ESOP shares                                                  ---                     (44,910)
                                                                  ---------------             ---------------

Weighted average common shares and common stock equivalents
  used to calculate basic earnings per share                            2,858,302                   3,056,406
Additional common stock equivalents (stock options) used to
  calculate diluted earnings per share                                     15,485                      27,847
                                                                  ---------------             ---------------

Weighted average common shares and common stock equivalents
  used to calculate diluted earnings per share                          2,873,787                   3,084,253
                                                                  ===============             ===============

Net income                                                             $1,100,472                  $1,136,861
                                                                  ===============             ===============

Earnings per share:
   Basic                                                          $         0.39              $         0.37
   Diluted                                                        $         0.38              $         0.37

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


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

     West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2000.

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

     The Company's strategy focuses on community-based  lending,  growth of core
deposits,   generating  consistent  earnings  growth,   capital  management  and
maintaining strong non-interest expense ratios.

FINANCIAL CONDITION

     The Company's assets totaled $408.9 million at September 30, 2000, as compared to $409.6 million at June 30, 2000. The $708 thousand or 0.17% decrease in total assets was primarily comprised of a $992 thousand or 22.7% decrease in accrued interest receivable and a $366 thousand or 23.1% decrease in deferred taxes and other assets, which were partially offset by a $654 thousand or 0.4% increase in net loans receivable.

     The Company's total liabilities decreased $1.1 million or 0.3% to $381.6 million as of September 30, 2000, from $382.7 million as of June 30, 2000. The $1.1 million decrease in total liabilities was primarily comprised of a $2.2 million or 66.1% decrease in advance payments by borrowers for taxes and insurance due to the seasonal payment of local real estate taxes, which was partially offset by a $1.2 million increase in accrued interest payable.

     Total stockholders' equity increased $349 thousand or 1.3% to $27.3 million as of September 30, 2000, from $26.9 million as of June 30, 2000. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $424 thousand and $457 thousand, respectively, which were partially funded by Company net income of $1.1 million for the three months ended September 30, 2000.

RESULTS OF OPERATIONS

     General. WVS reported net income of $1.1 million, or $0.38 diluted earnings per share for the three months ended September 30, 2000. Net income decreased by $37 thousand or 3.3% and diluted earnings per share increased $0.01 or 2.7% for the three months ended September 30, 2000, when compared to the same period in 1999. The decrease in net income was primarily attributable to a $311 thousand decrease in net interest income which was partially offset by a $155 thousand decrease in non-interest expense, a $38 thousand increase in non-interest income, and a $81 thousand decrease in income tax expense.

     Net Interest Income. The Company's net interest income decreased by $311 thousand or 11.0% for the three months ended September 30, 2000, when compared to the same period in 1999. The decrease was principally attributable to increases in the Company's wholesale borrowing costs which was partially offset by an increase in interest on investment securities.

     Interest Income. Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock ("other investment securities") increased by $549 thousand or 27.8% for the three months ended September 30, 2000, when compared to the same period in 1999. The increase was primarily attributable to a $29.9 million increase in the average balance of investment securities outstanding and a 9 basis point increase in the weighted average yield earned on investment securities for the three months ended September 30, 2000, when compared to the same period in 1999. The increase in the average balance of investment securities during the three month period ended September 30, 2000, was principally attributable to purchases of investment securities under the Company's investment growth program. The increase in the weighted average yield earned was consistent with market conditions for the three months ended September 30, 2000.

     Interest on net loans receivable increased by $284 thousand or 8.3% for the three months ended September 30, 2000, when compared to the same period in 1999. The increase was attributable to an increase of $11.2 million in the average balance of net loans receivable outstanding and an increase of 14 basis points in the weighted average yield earned on net loans receivable for the three months ended September 30, 2000, when compared to the same period in 1999. The increases in the average loan balance outstanding for the three months ended September 30, 2000, was primarily attributable to an increased level of mortgage originations due to a stronger local demand for permanent mortgage financing and an emphasis on multi-family, commercial and consumer loan products in order to earn returns greater than those offered in the single-family residential mortgage market. The Company's weighted average loan yield was impacted by a $3.8 million increase in nonaccrual commercial real estate loans during the quarter ended March 31, 2000.

     Interest on mortgage-backed securities increased by $75 thousand or 6.2% for the three months ended September 30, 2000, when compared to the same period in 1999. The increase was attributable to a 47 basis point increase in the weighted average yield earned on mortgage-backed securities, which was partially offset by a $597 thousand decrease in the average balance of mortgage-backed securities for the three months ended September 30, 2000, when compared to the same period in 1999.

     Interest Expense. Interest expense on deposits and escrows increased by $91 thousand or 5.7% for the three months ended September 30, 2000, when compared to the same period in 1999. The increase in interest expense on deposits and escrows was principally attributable to a 34 basis point increase in the average yield paid on deposits and escrows, which was partially offset by a $4.7 million decrease in the average balance of interest-bearing deposits and escrows for the three months ended September 30, 2000, when compared to the same period in 1999. The average yield paid on interest-bearing deposits and escrows increased due to higher rates paid on time deposits.

     Interest expense on FHLB advances and other borrowings increased by $1.1 million for the three months ended September 30, 2000, when compared to the same period in 1999. The increase was primarily attributable to a $42.1 million or 26.3% increase in the average balance of such borrowings outstanding, and a 110 basis point increase in the weighted average rate paid on such borrowings for the three months ended September 30, 2000. The increased amount of borrowings outstanding was used to fund the Company's loan originations and purchases of investment securities.

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

     The Company did not record a provision for possible losses on loans for the three months ended September 30, 2000. At both September 30, 2000 and June 30, 2000, the Company's total allowance for loan losses amounted to $2.0 million or 1.1% and 1.0% of the Company's total loan portfolio, respectively.

     Non-Interest Income. Total non-interest income increased by $38 thousand for the three months ended September 30, 2000, when compared to the same period in 1999. The increase in non-interest income for the three months ended September 30, 2000, was primarily attributable to a $23 thousand increase in other income, including ATM fee and loan late charge income, and a $15 thousand increase in service charges on deposits during the three months ended September 30, 2000.

     Non-Interest Expense. Total non-interest expense decreased $155 thousand or 14.0% for the three months ended September 30, 2000 when compared to the same period in 1999.

     Compensation and employee benefits expense decreased $148 thousand or 19.6% for the three months ended September 30, 2000, when compared to the same period in 1999. The decrease for the three months ended September 30, 2000 was primarily attributable to the elimination of employee stock ownership plan amortization.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $3.5 million during the three months ended September 30, 2000. Net cash provided by operating activities was primarily comprised of a $1.2 million increase in accrued interest payable, $1.1 million of net income and a $1.0 million decrease in accrued interest receivable.

     Funds used by investing activities totaled $298 thousand during the three months ended September 30, 2000. Primary uses of funds during the three months ended September 30, 2000, included $1.5 million for purchases of Federal Home Loan Bank stock and a $704 thousand increase in net loans receivable which were partially offset by $2.0 million of proceeds from repayments of investment and mortgage-backed securities.

     Funds used for financing activities totaled $3.0 million for the three months ended September 30, 2000. The primary financial use included a $30.4 million decrease in other borrowings, a $2.7 million decrease in deposits and escrows, $457 thousand in cash dividends paid on the Company's common stock and $424 thousand in purchases of treasury stock, which were partially offset by a $31.0 million increase in FHLB advances. During the three months ended September 30, 2000, the Company repurchased 34,828 shares of common stock. Management believes that it currently is maintaining adequate liquidity and continues to better match funding sources with lending and investment opportunities.

     The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through short-term borrowings. At September 30, 2000, the total approved loan commitments outstanding amounted to $2.3 million. At the same date, commitments under unused lines of credit amounted to $10.7 million and the unadvanced portion of construction loans approximated $19.1 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2000, totaled $59.9 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

     On October 31, 2000, the Company's Board of Directors declared a cash dividend of $0.16 per share payable November 16, 2000, to shareholders of record at the close of business on November 6, 2000. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

     As of September 30, 2000, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $27.3 million or 14.2% and $29.3 million or 15.2%, respectively, of total risk-weighted assets, and Tier I leverage capital of $27.3 million or 6.68% of average quarterly assets.

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

     The Company's nonperforming assets at both September 30, 2000 and June 30, 2000, totaled approximately $4.1 million or 1.0% of total assets. Nonperforming assets at September 30, 2000, consisted of $3.9 million in commercial real estate loans, $81 thousand in single-family loans, and $124 thousand in consumer loans. One commercial real estate loan and two construction loans to a retirement village and personal care home located within the North Hills area, became delinquent during fiscal 2000. The outstanding balances total $4.78 million of which $3.60 million is owned by the Company and the remaining $1.18 million is serviced by the Company for four participating lenders. During the three months ended September 30, 2000, the Company collected and recognized approximately $93 thousand in past due interest on these loans. The Company is working with the borrowers in an attempt to cure the defaults. The Company is also pursuing various legal avenues in order to collect on the loans. Approximately $27 thousand of additional interest income would have been recorded during the three months ended September 30, 2000, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the three months ended September 30, 2000.

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

     An institution may use several techniques to manage interest rate risk. One approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the monitoring of the Company's asset/liability gap.

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

     The Company's one year cumulative interest rate sensitivity gap is estimated at a negative 33.3% of total assets at September 30, 2000, as compared to a negative 46.3% at June 30, 2000, in each instance, based on certain assumptions by management with respect to the repricing of certain assets and liabilities. At September 30, 2000, the Company's interest-earning assets maturing or repricing within one year totaled $87.4 million while the Company's interest-bearing liabilities maturing or repricing within one year totaled
$223.6 million, providing an excess of interest-earning liabilities over interest-bearing assets of $136.2 million. At September 30, 2000, the percentage of the Company's assets to liabilities maturing or repricing within one year was 39.1%. Accordingly, due to the Company's high negative gap, rising interest rates would most likely adversely affect the Company's net interest income.

     During fiscal 2001, the Company anticipates reducing its one year interest sensitivity gap by: (1) reducing the amount of incremental wholesale borrowing;
(2) limiting future investment purchases; and (3) extending the term structure of a portion of the Company's borrowings as market conditions permit.

     During the three months ended September 30, 2000, the Company decreased its mortgage-backed securities portfolio by $1.9 million or 2.58%. The decrease for the three months was attributable to principal repayments. At September 30, 2000, the Company held $71.8 million of mortgage-backed securities with an approximate yield of 7.11%.

     During the three months ended September 30, 2000, the Company borrowed approximately $227.7 million in various advances from the FHLB with a weighted average rate of 6.52% and incurred $221.3 million in other borrowings with a weighted average rate of 6.58%. During the three months ended September 30, 2000, the Company repaid $196.7 million of FHLB advances and $251.7 million of other borrowings.

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

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of September 30, 2000, based on the information and assumptions in the notes. The Company's assumptions are based on statistical data provided by a federal regulatory agency in the Company's market area, and are believed to be reasonable. The Company had no derivative financial instruments or trading portfolio as of September 30, 2000. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments. Substantially all of the Company's investment securities portfolio is comprised of callable government agency securities. From a risk management perspective, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant metric in analyzing the value of such instruments. Company borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.


                                                           EXPECTED MATURITY DATE-QUARTER ENDED SEPTEMBER 30,
                                           ----------------------------------------------------------------------------------
                                                 2001             2002             2003            2004             2005
                                           ----------------  ---------------  --------------  ---------------  --------------

ON-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest-earning assets:
  Loans receivable (1)(2)(3)(4)
  Fixed rate                                        $26,951          $16,511         $13,201          $12,928          $9,427
    Average interest rate                             7.95%            7.66%           7.62%            7.70%           7.55%

  Adjustable rate                                    13,647            6,499           6,018            4,645           3,916
    Average interest rate(5)                          8.63%            8.35%           8.54%            8.37%           8.38%
  Mortgage-backed securities
  Fixed rate                                            ---               49           1,141              ---             ---
    Average interest rate                             0.00%            6.92%           6.02%            0.00%           0.00%

  Adjustable rate                                       ---              ---             ---              ---             ---
    Average interest rate(6)                          0.00%            0.00%           0.00%            0.00%           0.00%

  Investments(7)                                      8,452              ---             ---              ---             ---
    Average interest rate                             7.23%            0.00%           0.00%            0.00%           0.00%

  Cash and interest-bearing deposits                  3,116              ---             ---              ---             ---
    Average interest rate                             6.51%            0.00%           0.00%            0.00%           0.00%
                                           ----------------  ---------------  --------------  ---------------  --------------
        Total                                        52,166           23,059          20,360           17,573          13,343

Interest-bearing liabilities:
  Interest-bearing deposits
   and escrows(8)(9)(10)                             88,495           21,347          21,347            8,293           8,293
    Average interest rate                             4.17%            3.71%           3.71%            3.42%           3.42%

Borrowings

  Fixed rate                                         83,472            8,000             ---              ---             ---
    Average interest rate                             6.59%            6.66%           0.00%            0.00%           0.00%

  Adjustable rate(11)                                51,630              ---             ---              ---             ---
    Average interest rate                             6.58%            0.00%           0.00%            0.00%           0.00%
                                           ----------------  ---------------  --------------  ---------------  --------------
        Total                                      $223,597          $29,347         $21,347           $8,293          $8,293


                                                        There-                                Fair
                                                        after              Total              Value
                                                     -------------   ----------------  ----------------

ON-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest-earning assets:
  Loans receivable (1)(2)(3)(4)
  Fixed rate                                                $61,725          $140,743          $143,678
    Average interest rate                                     7.47%

  Adjustable rate                                            11,247            45,972            46,649
    Average interest rate(5)                                  8.29%
  Mortgage-backed securities
  Fixed rate                                                 54,647            55,837            54,391
    Average interest rate                                     6.94%

  Adjustable rate                                            16,093            16,093            16,298
    Average interest rate(6)                                  7.76%

  Investments(7)                                            136,005           144,457           138,916
    Average interest rate                                     7.76%

  Cash and interest-bearing deposits                            ---             3,116             3,116
    Average interest rate                                     0.00%
                                                   ----------------  ----------------  ----------------
        Total                                               279,717           406,218           403,049

Interest-bearing liabilities:
  Interest-bearing deposits
   and escrows(8)(9)(10)                                     22,374           170,149           170,001
    Average interest rate                                     2.04%

Borrowings

  Fixed rate                                                    ---            91,472            91,445
    Average interest rate                                     0.00%

  Adjustable rate(11)                                        63,000           114,630           113,509
    Average interest rate                                     5.67%
                                                   ----------------  ----------------  ----------------
        Total                                               $85,374          $376,251          $374,955

(1) Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.
(2) For single-family residential loans, assumes annual amortization and prepayment rate at 18% for adjustable rate loans, and 8% to 38% for fixed rate loans. For multi-family residential loans and other loans, assumes amortization and prepayment rate of 12%.
(3) For second mortgage loans, assumes annual amortization and prepayment rate of 18%.
(4)  Consumer loans assumes amortization and prepayment rate of 13%.
(5) Substantially all of the Company's adjustable rate loans reprice on an annual basis based upon changes in the one-year constant maturity treasury index with various market based annual and lifetime interest rate caps and floors.
(6) Substantially all of the Company's adjustable rate mortgage-backed securities reprice on a monthly basis based upon changes in the one month LIBOR index with various lifetime caps and floors.
(7)  Totals include the Company's investment in Federal Home Loan Bank stock.
(8) For regular savings accounts, assumes an annual decay rate of 17% for three years or less, 16% for more than three through five years and 14% for more than five years.
(9) For NOW accounts, assumes an annual decay rate of 37% for one year or less, 32% for more than one through three years and 17% for more than three years.
(10) For money market deposit accounts, assumes an annual decay rate of 79% for one year or less and 31% for more than one year.
(11) Includes a $50 million FHLB advance that reprices monthly based upon changes in the one month LIBOR index.

     The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2000.


             Anticipated Transactions
-----------------------------------------------------
Undisbursed construction and
    land development loans

      Fixed rate                        $9,511
                                         8.54%

      Adjustable rate                   $9,585
                                        10.01%

Undisbursed lines of credit

      Adjustable rate                  $10,665
                                         9.36%

Loan origination commitments

      Fixed rate                        $2,243
                                         8.90%

      Adjustable rate                      $50
                                         8.40%

Letters of credit

      Adjustable rate                     $236
                                        11.16%
                                       --------
                                       $32,290

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

                           WVS FINANCIAL CORP.




 November 9, 2000      BY:    /s/ David J. Bursic
 Date                         ----------------------------------------------
                              David J. Bursic
                              President and Chief Executive Officer
                              (Principal Executive and Financial Officer)


 November 9, 2000      BY:    /s/ Keith A. Simpson
 Date                         ----------------------------------------------
                              Keith A. Simpson
                              Controller