Form 10-Q
period 2000-12-31
WVS FINANCIAL CORP
filed 2001-02-13
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2000

                                   or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from ______ to ______

                         Commission File Number: 0-22444


                               WVS Financial Corp.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                        25-1710500
----------------------------------------             ---------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)


        9001 Perry Highway
      Pittsburgh, Pennsylvania                                    15237
----------------------------------------                    -----------------
(Address of principal executive offices)                       (Zip Code)


                                 (412) 364-1911
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

YES [ X ]  NO [   ]

         Shares outstanding as of February 8, 2001: 2,783,608 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY

                                      INDEX

PART I.     Financial Information                          Page
-------     ---------------------                          ----

Item 1.     Financial Statements

            Consolidated Statements of Financial
            Condition as of December 31, 2000
            and June 30, 2000 (Unaudited)                    3

            Consolidated Statements of Income
            for the Three and Six Months Ended
            December 31, 2000 and 1999 (Unaudited)           4

            Consolidated Statements of Cash Flows
            for the Six Months Ended December 31,
            2000 and 1999 (Unaudited)                        5

            Consolidated Statements of Changes in
            Stockholders' Equity for the Six Months
            Ended December 31, 2000 (Unaudited)              7

            Notes to Unaudited Consolidated
            Financial Statements                             8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations for the Three and Six Months
            Ended December 31, 2000                         10

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk                               16

PART II.    Other Information                              Page
--------    -----------------                              ----

Item 1.     Legal Proceedings                               21
Item 2.     Changes in Securities                           21
Item 3.     Defaults upon Senior Securities                 21
Item 4.     Submission of Matters to a Vote of
            Security Holders                                21
Item 5.     Other Information                               21
Item 6.     Exhibits and Reports on Form 8-K                21
  --        Signatures                                      22

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                                 (In thousands)

                                                                    December 31, 2000     June 30, 2000
                                                                    -----------------    ---------------
          Assets
          ------
Cash and due from banks                                               $     920          $     788
Interest-earning demand deposits                                          1,842              2,127
Investment securities available-for-sale (amortized cost of
   $1,380 and $1,380)                                                     1,337              1,296
Investment securities held-to-maturity (market value of
   $139,915 and $129,272)                                               140,447            136,206
Mortgage-backed securities available-for-sale (amortized cost of
   $9,431 and $10,150)                                                    9,537              9,936
Mortgage-backed securities held-to-maturity (market value of
   $60,985 and $61,943)                                                  60,837             63,737
Federal Home Loan Bank stock, at cost                                     8,882              5,225
Net loans receivable (allowance for loan losses of $1,985
   and $1,973)                                                          184,603            183,295
Accrued interest receivable                                               4,612              4,375
Premises and equipment                                                    1,012              1,050
Deferred taxes and other assets                                           1,202              1,583
                                                                      ---------          ---------
          TOTAL ASSETS                                                $ 415,231          $ 409,618
                                                                      =========          =========

          Liabilities and Stockholders' Equity
          ------------------------------------

Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                      $  11,928          $  10,485
   NOW accounts                                                          17,849             18,158
   Savings accounts                                                      34,802             36,995
   Money market accounts                                                 12,488             12,802
   Certificates of deposit                                               92,405             91,068
                                                                      ---------          ---------
    Total savings deposits                                              169,472            169,508
Federal Home Loan Bank advances                                         176,780            104,500
Other borrowings                                                         32,803            101,025
Advance payments by borrowers for taxes and insurance                     2,201              3,350
Accrued interest payable                                                  4,889              2,704
Other liabilities                                                         1,837              1,620
                                                                      ---------          ---------
     TOTAL LIABILITIES                                                  387,982            382,707

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                               --                 --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,689,480 and 3,685,280 shares issued                                     37                 37
Additional paid-in capital                                               19,569             19,548
Treasury stock: 911,572 and 808,444 shares at cost, respectively        (13,030)           (11,770)
Retained earnings, substantially restricted                              20,805             19,513
Accumulated other comprehensive gain (loss)                                  42               (197)
Unallocated shares - Recognition and Retention Plans                       (174)              (220)
Unallocated shares - Employee Stock Ownership Plan                           --                 --
                                                                      ---------          ---------
     TOTAL STOCKHOLDERS' EQUITY                                          27,249             26,911
                                                                      ---------          ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 415,231          $ 409,618
                                                                      =========          =========

          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                             Three Months Ended                             Six Months Ended
                                                                December 31,                                  December 31,
                                                    ---------------------------------           ----------------------------------
                                                         2000                 1999                  2000                  1999
                                                    ------------         ------------           ------------          ------------
INTEREST AND DIVIDEND INCOME:
     Loans                                          $      3,662         $      3,481           $      7,363          $      6,897
     Investment securities                                 2,446                1,992                  4,860                 3,845
     Mortgage-backed securities                            1,260                1,311                  2,549                 2,527
     Interest-earning deposits with other
         institutions                                         13                   13                     22                    20
     Federal Home Loan Bank stock                            137                  134                    241                   251
                                                    ------------         ------------           ------------          ------------
          Total interest and dividend income               7,518                6,931                 15,035                13,540
                                                    ------------         ------------           ------------          ------------
INTEREST EXPENSE:
     Deposits                                              1,717                1,555                  3,390                 3,138
     Borrowings                                            3,280                2,504                  6,588                 4,684
     Advance payments by borrowers for taxes
       and insurance                                           8                    8                     14                    14
                                                    ------------         ------------           ------------          ------------
          Total interest expense                           5,005                4,067                  9,992                 7,836
                                                    ------------         ------------           ------------          ------------

NET INTEREST INCOME                                        2,513                2,864                  5,043                 5,704
PROVISION FOR LOAN LOSSES                                    ---                  ---                    ---                   ---
                                                    ------------         ------------           ------------          ------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                         2,513                2,864                  5,043                 5,704
                                                    ------------         ------------           ------------          ------------
NON-INTEREST INCOME:
     Service charges on deposits                             100                   72                    191                   148
     Other                                                    85                   72                    168                   131
                                                    ------------         ------------           ------------          ------------
          Total non-interest income                          185                  144                    359                   279
                                                    ------------         ------------           ------------          ------------
NON-INTEREST EXPENSE:
     Salaries and employee benefits                          621                  804                  1,230                 1,560
     Occupancy and equipment                                  96                   87                    183                   178
     Deposit insurance premium                                 9                   26                     18                    51
     Data processing                                          36                   45                     94                    88
     Correspondent bank service charges                       36                   36                     74                    71
     Other                                                   208                  205                    364                   366
                                                    ------------         ------------           ------------          ------------
          Total non-interest expense                       1,006                1,203                  1,963                 2,314
                                                    ------------         ------------           ------------          ------------
INCOME BEFORE INCOME TAXES                                 1,692                1,805                  3,439                 3,669
INCOME TAXES                                                 591                  625                  1,238                 1,352
                                                    ------------         ------------           ------------          ------------
NET INCOME                                        $        1,101       $        1,180          $       2,201         $       2,317
                                                  ==============       ==============          =============         =============

EARNINGS PER SHARE:
     Basic                                                 $0.39                $0.40                  $0.78                 $0.77
     Diluted                                               $0.39                $0.39                  $0.78                 $0.76

AVERAGE SHARES OUTSTANDING:
     Basic                                             2,814,033            2,977,411              2,816,167             3,016,909
     Diluted                                           2,829,455            3,004,701              2,831,621             3,044,478

          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                   Six Months Ended
                                                                                     December 31,
                                                                              -------------------------
                                                                                 2000            1999
                                                                                 ----            ----
OPERATING ACTIVITIES

Net income                                                                     $  2,201       $  2,317
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization, net                                                56             58
   Amortization of discounts, premiums and deferred loan fees                      (113)           (32)
   Amortization of ESOP, RRP and deferred and unearned
      compensation                                                                   46            280
   Increase in accrued interest receivable                                         (237)          (671)
   Increase in accrued interest payable                                           2,185            416
   Increase (decrease) in accrued and deferred taxes                                199            (84)
   Other, net                                                                       276             (6)
                                                                               --------       --------
         Net cash provided by operating activities                                4,613          2,278
                                                                               --------       --------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                           --         (1,351)
   Proceeds from repayments of investments and mortgage-backed securities           721          1,375
Held-to-maturity:
   Purchases of investments and mortgage-backed securities                      (10,617)       (33,464)
   Proceeds from repayments of investments and mortgage-backed securities         9,489         10,001
Increase in net loans receivable                                                 (1,409)        (6,008)
Increase in FHLB stock                                                           (3,657)        (1,710)
Purchases of premises and equipment                                                 (18)            (6)
Other, net                                                                           --            (21)
                                                                               --------       --------
         Net cash used for investing activities                                  (5,491)       (31,184)
                                                                               --------       --------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                             Six Months
                                                                                          Ended December 31,
                                                                                     -----------------------------
                                                                                       2000                 1999
                                                                                       ----                 ----
         FINANCING ACTIVITIES

         Net decrease in transaction and passbook accounts                            (1,373)                (219)
         Net increase(decrease) in certificates of deposit                             1,337               (2,337)
         Net increase in FHLB borrowings                                              72,280               12,100
         Net (decrease)increase in other borrowings                                  (68,222)              24,385
         Net decrease in advance payments by borrowers for taxes and insurance        (1,149)                (970)
         Net proceeds from issuance of common stock                                       21                    1
         Funds used for purchase of treasury stock                                    (1,260)              (2,898)
         Cash dividends paid                                                            (909)                (967)
                                                                                    --------             --------
                  Net cash provided by financing activities                              725               29,095
                                                                                    --------             --------
                  (Decrease)increase in cash and cash equivalents                       (153)                 189

         CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                          2,915                1,893
                                                                                    --------             --------
         CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                             $  2,762             $  2,082
                                                                                    ========             ========

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

            Cash paid during the period for:

               Interest on deposits, escrows and borrowings                         $  7,807             $  7,420
               Income taxes                                                         $    933             $  1,366




          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                                     Accum.
                                                                                                     Other
                                                                                                     Compre-   Retained
                                                 Add'l.                 Unallocated  Unallocated     hensive   Earnings
                                     Common     Paid-In    Treasury     Shares Held  Shares Held     Income  Substantially
                                     Stock      Capital     Stock         by ESOP      by RRP        (Loss)   Restricted     Total
                                     -----      -------     -----         -------      ------        ------   ----------     -----
Balance at June 30, 2000           $    37     $19,548    $(11,770)      $   ---       $ (220)       $ (197)    $19,513     $26,911

Comprehensive income:

   Net Income                                                                                                     2,201       2,201
   Other comprehensive
     income:
      Change in unrealized
          holding losses on
          securities, net of
          income tax benefit
          of $123                                                                                       239                     239
                                                                                                                           --------

Comprehensive income                                                                                                          2,440
Purchase of shares for
   treasury stock                                           (1,260)                                                          (1,260)

Release of earned
   Employee Stock
   Ownership Plan (ESOP)
   shares                                          ---                       ---                                                ---

Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                               46                                    46

Exercise of stock options                           21                                                                           21

Cash dividends declared
   ($0.32 per share)                                                                                             (909)         (909)
                                   -------     -------    --------        ------       ------        ------     -------     -------
Balance at Dec. 31, 2000           $    37     $19,569    $(13,030)       $  ---       $ (174)       $   42     $20,805     $27,249
                                   =======     =======    ========        ======       ======        ======     =======     =======



          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION
            ---------------------
            The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

3.          EARNINGS PER SHARE
            ------------------
            The following table sets forth the computation of basic and diluted earnings per share.


                                                    Three Months Ended                     Six Months Ended
                                                       December 31,                          December 31,
                                             -------------------------------         -------------------------------

                                                 2000                1999               2000                1999
                                             -----------         -----------         -----------         -----------
Weighted average common shares
   outstanding                                 3,689,480           3,668,220           3,668,779           3,668,165

Average treasury stock shares                   (875,447)           (653,964)           (852,612)           (610,379)

Average unearned ESOP shares                          --             (36,845)                 --             (40,877)
                                             -----------         -----------         -----------         -----------

Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                                   2,814,033           2,977,411           2,816,167           3,016,909

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings per
   share                                          15,422              27,290              15,454              27,569
                                             -----------         -----------         -----------         -----------

Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                                   2,829,455           3,004,701           2,831,621           3,044,478
                                             ===========         ===========         ===========         ===========

Net income                                   $ 1,100,552         $ 1,180,008         $ 2,201,024         $ 2,316,869
                                             ===========         ===========         ===========         ===========

Earnings per share:
     Basic                                   $      0.39         $      0.40         $      0.78         $      0.77
     Diluted                                 $      0.39         $      0.39         $      0.78         $      0.76
                                             ===========         ===========         ===========         ===========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000



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

            West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2000.

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

FINANCIAL CONDITION

            The Company's assets totaled $415.2 million at December 31, 2000, as compared to $409.6 million at June 30, 2000. The $5.6 million or 1.4% increase in total assets was primarily comprised of a $7.9 million or 5.6% increase in investment securities, including Federal Home Loan Bank ("FHLB") stock, and a $1.3 million or 0.7% increase in net loans receivable, which were partially offset by a $3.3 million or 4.5% decrease in mortgage-backed securities. The Company's investment securities increased due to increased purchases of bank qualified municipal bonds. The Company's mortgage-backed securities decreased due to principal amortization.

            The Company's total liabilities increased $5.3 million or 1.4% to $388.0 million as of December 31, 2000, from $382.7 million as of June 30, 2000. The $5.3 million increase in total liabilities was primarily comprised of a $72.3 million or 69.2% increase in FHLB advances and a $2.2 million or 80.8% increase in accrued interest payable which were partially offset by a $68.2 million or 67.5% decrease in other borrowings and a $1.1 million decrease in advance payments by borrowers for taxes and insurance. The Company utilized both short-term and intermediate-term FHLB advances to reduce short-term borrowings during the quarter ended December 31, 2000.

            Total stockholders' equity increased $338 thousand or 1.3% to $27.2 million as of December 31, 2000, from $26.9 million as of June 30, 2000. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $1.3 million and $909 thousand, respectively, which were primarily funded by Company net income of $2.2 million for the six months ended December 31, 2000.

RESULTS OF OPERATIONS

              General. WVS reported net income of $1.1 million, or $0.39 diluted earnings per share, and $2.2 million, or $0.78 diluted earnings per share, for the three and six months ended December 31, 2000, respectively. For the three months ended December 31, 2000, net income decreased by $79 thousand or 6.7% and diluted earnings per share remained the same when compared to the same period in 1999. The decrease was primarily attributable to a $351 thousand decrease in net interest income which was partially offset by a $197 thousand decrease in non-interest expense, a $41 thousand increase in non-interest income and a $34 thousand decrease in income tax expense. For the six months ended December 31, 2000, net income decreased by $116 thousand or 5.0% and diluted earnings per share increased $0.02 or 2.6% when compared to the same period in 1999. The decrease was principally the result of a $661 thousand decrease in net interest income, which was partially offset by a $351 thousand decrease in non-interest expense, a $114 thousand decrease in income tax expense, and a $80 thousand increase in non-interest income.

              Net Interest Income. The Company's net interest income decreased by $351 thousand or 12.3% for the three months ended December 31, 2000, when compared to the same period in 1999. For the six months ended December 31, 2000, net interest income decreased by $661 thousand or 11.6%, when compared to the same period in 1999. Both decreases were principally attributable to increased wholesale borrowing costs due to increases in both the volume and rates paid on borrowings which was partially offset by increases in interest income associated with the Company's investment, mortgage-backed securities and loan portfolios.

              Interest Income. Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock ("other investment securities") increased by $457 thousand or 21.4% for the three months ended December 31, 2000, when compared to the same period in 1999. The increase was primarily attributable to a $27.6 million increase in the average balance of investment securities outstanding and a 15 basis point increase in the weighted average yield earned on investment securities for the three months ended December 31, 2000, when compared to the same period in 1999. Interest on other investment securities increased $1.0 million or 24.5% for the six months ended December 31, 2000, when compared to the same period in 1999. The increase in interest income on investment securities was attributable to a $28.7 million increase in the average balance of investment securities outstanding and a 26 basis point increase in the weighted average yield earned on investment securities for the six months ended December 31, 2000, when compared to the same period in 1999. The increases in the average balance of investment securities during both the three and six month periods ended December 31, 2000, were principally attributable to purchases of investment securities under the Company's investment growth program. The increase in the weighted average yield earned was consistent with market conditions for the three and six months ended December 31, 2000.

              Interest on net loans receivable increased by $181 thousand or 5.2% for the three months ended December 31, 2000, when compared to the same period in 1999. The increase was attributable to an increase of $11.4 million in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 10 basis points in the weighted average yield earned on net loans receivable for the three months ended December 31, 2000, when compared to the same period in 1999. Interest on net loans receivable increased by $466 thousand or 6.8% for the six months ended December 31, 2000, when compared to the same period in 1999. The increase was attributable to a $11.3 million increase in the average balance of outstanding loans, and a 2 basis point increase in the weighted average yield earned on outstanding loans for the six months ended December 31, 2000. The increases in the average loan balance outstanding for the three and six months ended December 31, 2000, were primarily attributable to an increased level of mortgage originations due to a stronger local demand for permanent mortgage financing and an emphasis on multi-family, commercial and consumer loan products in order to earn returns greater than those offered in the single-family residential mortgage market. The Company's weighted average loan yield continued to be impacted by $3.8 million of previously disclosed in prior filings nonaccrual real estate loans to a retirement village.

              Interest on mortgage-backed securities decreased by $51 thousand or 3.9% for the three months ended December 31, 2000, when compared to the same period in 1999. The decrease was attributable to a $5.1 million decrease in the average balance of mortgage-backed securities, which was partially offset by a 21 basis point increase in the weighted average yield earned on mortgage-backed securities for the three months ended December 31, 2000, when compared to the same period in 1999. Interest on mortgage-backed securities increased $22 thousand or 0.9% for the six months ended December 31, 2000. The increase was primarily attributable to a 32 basis point increase in the weighted average yield earned on mortgage-backed securities which was partially offset by a $2.8 million decrease in the average balance of mortgage-backed securities outstanding for the six months ended December 31, 2000, when compared to the same period in 1999.

              Interest Expense. Interest expense on deposits and escrows increased by $162 thousand or 10.4% and by $252 thousand or 8.0% for the three and six months ended December 31, 2000, respectively, when compared to the same periods in 1999. The increase in interest expense on deposits and escrows was principally attributable to a 39 basis point increase in the average yield paid on deposits and escrows, and a $473 thousand increase in the average balance of interest-bearing deposits and escrows for the three months ended December 31, 2000, when compared to the same period in 1999. For the six months ended December 31, 2000, the increase in interest expense on deposits and escrows was primarily attributable to a 37 basis point increase in the average yield paid on deposits and escrows which was partially offset by a $2.1 million decrease in the average balance of interest-bearing deposits and escrows. The average yield paid on interest-bearing deposits and escrows increased due to higher rates paid on time deposits.

              Interest expense on FHLB advances and other borrowings increased by $776 thousand and $1.9 million for the three and six months ended December 31, 2000, respectively, when compared to the same periods in 1999. The increases were primarily attributable to $29.0 million or 16.3% and $35.6 million or 21.0% increases in the average balance of such borrowings outstanding, and 71 and 89 basis point increases in the weighted average rate paid on such borrowings for the three and six months ended December 31, 2000, respectively. The increased amount of FHLB advances outstanding was used to fund the repayment of other short-term borrowings, Company's loan originations and purchases of investment securities.

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

              The Company did not record a provision for possible losses on loans for the three and six months ended December 31, 2000, respectively. At both December 31, 2000 and June 30, 2000, the Company's total allowance for loan losses amounted to $2.0 million or 1.0% of the Company's total loan portfolio.

              Non-Interest Income. Total non-interest income increased by $41 thousand and $80 thousand for the three and six months ended December 31, 2000, respectively, when compared to the same periods in 1999. The increase in non-interest income for the three months ended December 31, 2000, was primarily attributable to a $28 thousand increase in service charges on deposits and a $13 thousand increase in other income, including ATM fee and loan late charge income during the three months ended December 31, 2000. The increase in non-interest income for the six months ended December 31, 2000, was principally attributable to a $43 thousand increase in service charges on deposits and a $37 thousand increase in other income including ATM fee and loan late charge income.

              Non-Interest Expense. Total non-interest expense decreased $197 thousand or 16.4% and $351 thousand or 15.2% for the three and six months ended December 31, 2000, respectively, when compared to the same periods in 1999.

              Compensation and employee benefits expense decreased $183 thousand or 22.8% and $330 thousand or 21.2% for the three and six months ended December 31, 2000, respectively, when compared to the same periods in 1999. The decreases for the three and six months ended December 31, 2000 were primarily attributable to the absence of employee stock ownership plan amortization expenses recorded in the 1999 periods.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash provided by operating activities totaled $4.6 million during the six months ended December 31, 2000. Net cash provided by operating activities was primarily comprised of the $2.2 million of net income, and a $2.2 million increase in interest payable.

            Funds used by investing activities totaled $5.5 million during the six months ended December 31, 2000. Primary uses of funds during the six months ended December 31, 2000, included $14.3 million for purchases of investment and mortgage-backed securities and a $1.4 million increase in net loans receivable which were partially offset by $10.2 million of proceeds from repayments of investment and mortgage-backed securities.

            Funds provided by financing activities totaled $725 thousand for the six months ended December 31, 2000. The primary financial source included a $72.3 million increase in FHLB advances, which were partially offset by a $68.2 million decrease in other borrowings, $1.3 million in purchases of treasury stock, a $1.1 million decrease in advance payments by borrowers for taxes and insurance and $909 thousand of cash dividends paid on the Company's common stock. During the six months ended December 31, 2000, the Company repurchased 103,128 shares of common stock. Management believes that it currently is maintaining adequate liquidity and continues to better match funding sources with lending and investment opportunities.

            The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through short-term borrowings. At December 31, 2000, the total approved loan commitments outstanding amounted to $757 thousand. At the same date, commitments under unused lines of credit amounted to $10.3 million and the unadvanced portion of construction loans approximated $18.2 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2000, totaled $62.8 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

            On January 30, 2001, the Company's Board of Directors declared a cash dividend of $0.16 per share payable February 15, 2001, to shareholders of record at the close of business on February 5, 2001. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

            As of December 31, 2000, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $27.2 million or 14.1% and $29.2 million or 15.1%, respectively, of total risk-weighted assets, and Tier I leverage capital of $27.2 million or 6.60% of average quarterly assets.

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

              The Company's nonperforming assets at December 31, 2000, totaled approximately $4.1 million or 0.99% of total assets as compared to $4.1 million or 1.00% of total assets as of June 30, 2000. Nonperforming assets at December 31, 2000, consisted of $3.9 million in commercial real estate loans, $127 thousand in consumer loans, and $81 thousand in single-family real estate loans. During the quarter ended March 31, 2000, a commercial real estate loan participation totaling $3.6 million was classified as nonaccrual. The participation loan is secured by a first mortgage lien on real property located in Allegheny County and the Company has commenced foreclosure and confession of judgment actions. The Company continues to work with the borrower to work-out this credit. Approximately $65 thousand of additional interest income would have been recorded during the six months ended December 31, 2000, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the six months ended December 31, 2000.

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

            The Company's one year cumulative interest rate sensitivity gap is estimated at a negative 18.7% of total assets at December 31, 2000, as compared to a negative 46.3% at June 30, 2000, in each instance, based on certain assumptions by management with respect to the repricing of certain assets and liabilities. At December 31, 2000, the Company's interest-earning assets maturing or repricing within one year totaled $119.6 million while the Company's interest-bearing liabilities maturing or repricing within one year totaled
$197.2 million, providing an excess of interest-earning liabilities over interest-bearing assets of $77.6 million. At December 31, 2000, the percentage of the Company's assets to liabilities maturing or repricing within one year was 60.6%. Accordingly, due to the Company's high negative gap, rising interest rates would most likely adversely affect the Company's net interest income.

            During fiscal 2001, the Company anticipates reducing its one year interest sensitivity gap by: (1) reducing the amount of incremental wholesale borrowing; (2) limiting future investment purchases; and (3) extending the term structure of a portion of the Company's borrowings as market conditions permit.

             During the six months ended December 31, 2000, the Company decreased its mortgage-backed securities portfolio by $3.3 million or 4.48%. The decrease for the six months was attributable to principal repayments. At December 31, 2000, the Company held $70.4 million of mortgage-backed securities with an approximate yield of 7.13%.

            During the six months ended December 31, 2000, the Company borrowed approximately $347.7 million in various advances from the FHLB with a weighted average rate of 6.42% and incurred $303.5 million in other borrowings with a weighted average rate of 6.57%. During the six months ended December 31, 2000, the Company repaid $275.5 million of FHLB advances and $368.7 million of other borrowings.

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

            The  following  table  provides   information  about  the  Company's
financial instruments that are sensitive to changes in interest rates as of December 31, 2000, based on the information and assumptions in the notes. The Company's assumptions are based on statistical data provided by a federal regulatory agency in the Company's market area, and are believed to be reasonable. The Company had no derivative financial instruments or trading portfolio as of December 31, 2000. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments. Substantially all of the Company's investment securities portfolio is comprised of callable government agency securities. From a risk management perspective, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant metric in analyzing the value of such instruments. Company borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.

                                                            EXPECTED MATURITY DATE-QUARTER ENDED DECEMBER 31,
                                                            -------------------------------------------------

                                                                                                There-                  Fair
                                            2001       2002       2003      2004       2005     after       Total       Value
                                          --------   --------   --------  --------   --------  --------    --------   --------
ON-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest-earning assets:
  Loans receivable (1)(2)(3)(4)
  Fixed rate                               $27,945    $17,505   $14,024    $13,530    $9,925    $59,541    $142,470    $150,343
    Average interest rate                    7.98%      7.66%     7.62%      7.61%     7.55%      7.48%

  Adjustable rate                           13,599      6,448     5,952      4,571     3,837     10,443      44,850      46,148
    Average interest rate(5)                 8.65%      8.40%     8.41%      8.42%     8.44%      8.30%
  Mortgage-backed securities
  Fixed rate                                   ---         42     1,092        ---       ---     53,113      54,247      54,289
    Average interest rate                    0.00%      6.75%     6.02%      0.00%     0.00%      6.94%

  Adjustable rate                              ---        ---       ---        ---       ---     16,021      16,021      16,233
    Average interest rate(6)                 0.00%      0.00%     0.00%      0.00%     0.00%      7.83%

  Investments(7)                            39,921        ---       ---        ---       ---    110,788     150,709     150,134
    Average interest rate                    8.29%      0.00%     0.00%      0.00%     0.00%      7.63%

  Interest-bearing deposits                  2,762        ---       ---        ---       ---        ---       2,762       2,762
    Average interest rate                    5.70%      0.00%     0.00%      0.00%     0.00%      0.00%
                                          --------    -------   -------     ------   -------   --------    --------    --------
        Total                               84,227     23,995    21,068     18,101    13,762    249,906     411,059     419,909


Interest-bearing liabilities:
  Interest-bearing deposits
   and escrows(8)(9)(10)                    92,585     20,667    20,667      7,755     7,755     22,244    171,673.     171,933
    Average interest rate                    4.71%      3.68%     3.68%      3.29%     3.29%      2.02%

Borrowings

  Fixed rate                                54,535      7,000       ---        ---       ---        ---      61,535      61,590
    Average interest rate                    6.50%      6.66%     0.00%      0.00%     0.00%      0.00%

  Adjustable rate(11)                       50,048        ---       ---        ---       ---     98,000     148,048     148,578
    Average interest rate                    6.59%      0.00%     0.00%      0.00%     0.00%      5.59%
                                          --------    -------   -------     ------   -------   --------    --------    --------
        Total                             $197,168    $27,667   $20,667     $7,755   $ 7,755   $120,244    $381,256    $382,101


(1) Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.
(2) For single-family residential loans, assumes annual amortization and prepayment rate at 18% for adjustable rate loans, and 9% to 39% for fixed rate loans. For multi-family residential loans and other loans, assumes amortization and prepayment rate of 12%.
(3) For second mortgage loans, assumes annual amortization and prepayment rate of 18%.
(4)  Consumer loans assumes amortization and prepayment rate of 13%.
(5) Substantially all of the Company's adjustable rate loans reprice on an annual basis based upon changes in the one-year constant maturity treasury index with various market based annual and lifetime interest rate caps and floors.
(6) Substantially all of the Company's adjustable rate mortgage-backed securities reprice on a monthly basis based upon changes in the one month LIBOR index with various lifetime caps and floors.
(7) Totals include the Company's investment in Federal Home Loan Bank stock. Amounts adjusted to reflect investment securities called through January 31, 2001 totaling approximately $16,176 and $13,483 expected to be called by December 31, 2001.
(8) For regular savings accounts, assumes an annual decay rate of 17% for three years or less, 16% for more than three through five years and 14% for more than five years.
(9) For NOW accounts, assumes an annual decay rate of 37% for one year or less, 32% for more than one through three years and 17% for more than three years.
(10) For money market deposit accounts, assumes an annual decay rate of 79% for one year or less and 31% for more than one year.
(11) Includes a $50 million FHLB advance that reprices monthly based upon changes in the one month LIBOR index.

            The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2000.


                 Anticipated Transactions
---------------------------------------------------------

Undisbursed construction and
    land development loans

      Fixed rate                                   $8,445
                                                    8.59%

      Adjustable rate                              $9,798
                                                    9.74%

Undisbursed lines of credit

      Adjustable rate                             $10,305
                                                    9.37%

Loan origination commitments

      Fixed rate                                     $757
                                                    9.23%

Unfunded security commitments

      Fixed rate (1)                               $1,427
                                                    7.54%

Letters of credit

      Adjustable rate                                $232
                                                   12.50%
                                                 --------
                                                  $30,964


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

ITEM 2.       Changes in Securities
              ---------------------
              Not applicable.

ITEM 3.       Defaults Upon Senior Securities
              -------------------------------
              Not applicable.

ITEM 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              (a) An annual  meeting of  stockholders  was held on  October  31,
                  2000.

              (b) Not applicable.

              (c) Two matters were voted upon at the annual stockholder  meeting held on October 31, 2000: Item 1: Proposal to elect two directors for a four-year term or until their successors are elected and qualified; Item 2: Proposal to ratify the appointment by the Board of Directors of S.R. Snodgrass, A.C. as the Company's independent auditors for the fiscal year ending June 30, 2001.

                  Each of the two proposals received stockholder approval. The voting record with respect to each item voted upon is enumerated below:

                      Item              Nominee
                     Number         (if Applicable)          For         Against    Abstain
                     ------         ---------------          ---         -------    -------
                       1            David J. Bursic       2,406,556      50,434
                                    Donald E. Hook        2,430,593      26,397
                       2         Election of Auditors     2,438,269       8,836      9,885


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

              Number         Description                                   Page
              ------         -------------------------------               ----
                99           Independent Accountant's Report               E-1

              (b) Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WVS FINANCIAL CORP.




         February 12, 2001       BY: /s/ David J. Bursic
                                     -------------------------------------------
         Date                        David J. Bursic
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)


         February 12, 2001       BY: /s/ Keith A. Simpson
                                     -------------------------------------------
         Date                        Keith A. Simpson
                                     Controller