Form 10-Q
period 2001-03-31
WVS FINANCIAL CORP
filed 2001-05-11
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                        25-1710500
----------------------------------                       -----------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                         Identification Number)


            9001 Perry Highway
         Pittsburgh, Pennsylvania                                    15237
--------------------------------------------                      ------------
 (Address of principal executive offices)                          (Zip Code)

                                 (412) 364-1911
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
YES  X   NO __
    ---

               Shares outstanding as of May 9, 2001: 2,764,906 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.   Financial Information                              Page
-------   ---------------------                              ----

Item 1.   Financial Statements

          Consolidated Statements of Financial
          Condition as of March 31, 2001
          and June 30, 2000 (Unaudited)                        3

          Consolidated Statements of Income
          for the Three and Nine Months Ended
          March 31, 2001 and 2000 (Unaudited)                  4

          Consolidated Statements of Cash Flows
          for the Nine Months Ended March 31,
          2001 and 2000 (Unaudited)                            5

          Consolidated Statements of Changes in
          Stockholders' Equity for the Nine Months
          Ended March 31, 2001 (Unaudited)                     7

          Notes to Unaudited Consolidated
          Financial Statements                                 8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations for the Three and Nine Months
          Ended March 31, 2001                                10

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk                                   16

PART II.  Other Information                                  Page
--------  -----------------                                  ----

Item 1.   Legal Proceedings                                   21
Item 2.   Changes in Securities and Use of Proceeds           21
Item 3.   Defaults upon Senior Securities                     21
Item 4.   Submission of Matters to a Vote of
          Security Holders                                    21
Item 5.   Other Information                                   21
Item 6.   Exhibits and Reports on Form 8-K                    21
  --      Signatures                                          22

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                                 (In thousands)

                                                                     March 31, 2001  June 30, 2000
                                                                     --------------  --------------
          Assets
          ------
Cash and due from banks                                               $     664       $     788
Interest-earning demand deposits                                          3,340           2,127
Investment securities available-for-sale (amortized cost of
   $1,380 and $1,380)                                                     1,389           1,296
Investment securities held-to-maturity (market value of
   $119,528 and $129,272)                                               117,617         136,206
Mortgage-backed securities available-for-sale (amortized cost of
   $8,982 and $10,150)                                                    9,200           9,936
Mortgage-backed securities held-to-maturity (market value of
   $59,914 and $61,943)                                                  59,172          63,737
Federal Home Loan Bank stock, at cost                                     8,907           5,225
Net loans receivable (allowance for loan losses of $2,125
   and $1,973)                                                          184,934         183,295
Accrued interest receivable                                               2,955           4,375
Premises and equipment                                                      985           1,050
Deferred taxes and other assets                                           1,128           1,583
                                                                      ---------       ---------
          TOTAL ASSETS                                                $ 390,291       $ 409,618
                                                                      =========       =========

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                      $  10,722       $  10,485
   NOW accounts                                                          18,839          18,158
   Savings accounts                                                      34,848          36,995
   Money market accounts                                                 13,031          12,802
   Certificates of deposit                                               97,024          91,068
                                                                      ---------       ---------
    Total savings deposits                                              174,464         169,508
Federal Home Loan Bank advances                                         174,350         104,500
Other borrowings                                                          6,529         101,025
Advance payments by borrowers for taxes and insurance                     2,397           3,350
Accrued interest payable                                                  2,350           2,704
Other liabilities                                                         2,357           1,620
                                                                      ---------       ---------
     TOTAL LIABILITIES                                                  362,447         382,707

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                               --              --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,702,930 and 3,685,280 shares issued                                     37              37
Additional paid-in capital                                               19,639          19,548
Treasury stock: 935,904 and 808,444 shares at cost, respectively        (13,333)        (11,770)
Retained earnings, substantially restricted                              21,503          19,513
Accumulated other comprehensive gain (loss)                                 150            (197)
Unallocated shares - Recognition and Retention Plans                       (152)           (220)
Unallocated shares - Employee Stock Ownership Plan                           --              --
                                                                      ---------       ---------
     TOTAL STOCKHOLDERS' EQUITY                                          27,844          26,911
                                                                      ---------       ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 390,291       $ 409,618
                                                                      =========       =========




          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                       Three Months Ended             Nine Months Ended
                                                           March 31,                       March 31,
                                                           ---------                       ---------
                                                     2001            2000            2001            2000
                                                  ----------      ----------      ----------      ----------
INTEREST AND DIVIDEND INCOME:
     Loans                                        $    3,666      $    3,421      $   11,029      $   10,318
     Investment securities                             2,212           2,215           7,072           6,060
     Mortgage-backed securities                        1,194           1,333           3,744           3,860
     Interest-earning deposits with other
       institutions                                        9               8              31              29
     Federal Home Loan Bank stock                        146             117             386             367
                                                  ----------      ----------      ----------      ----------
          Total interest and dividend income           7,227           7,094          22,262          20,634
                                                  ----------      ----------      ----------      ----------

INTEREST EXPENSE:
     Deposits                                          1,704           1,573           5,094           4,711
     Borrowings                                        2,748           2,747           9,337           7,432
     Advance payments by borrowers for taxes
       and insurance                                      11              11              25              25
                                                  ----------      ----------      ----------      ----------
          Total interest expense                       4,463           4,331          14,456          12,168
                                                  ----------      ----------      ----------      ----------

NET INTEREST INCOME                                    2,764           2,763           7,806           8,466
PROVISION FOR LOAN LOSSES                                150              --             150              --
                                                  ----------      ----------      ----------      ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                     2,614           2,763           7,656           8,466
                                                  ----------      ----------      ----------      ----------

NON-INTEREST INCOME:
     Service charges on deposits                          86              69             278             218
     Other                                                76              63             244             194
                                                  ----------      ----------      ----------      ----------
          Total non-interest income                      162             132             522             412
                                                  ----------      ----------      ----------      ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                      637             676           1,867           2,236
     Occupancy and equipment                              94              88             277             266
     Deposit insurance premium                             8               9              26              60
     Data processing                                      46              44             140             132
     Correspondent bank service charges                   39              36             113             107
     Other                                               165             188             529             553
                                                  ----------      ----------      ----------      ----------
          Total non-interest expense                     989           1,041           2,952           3,354
                                                  ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAXES                             1,787           1,854           5,226           5,524
INCOME TAXES                                             643             723           1,881           2,076
                                                  ----------      ----------      ----------      ----------
NET INCOME                                        $    1,144      $    1,131      $    3,345      $    3,448
                                                  ==========      ==========      ==========      ==========

EARNINGS PER SHARE:
     Basic                                        $     0.41      $     0.39      $     1.19      $     1.16
     Diluted                                      $     0.41      $     0.39      $     1.18      $     1.15

AVERAGE SHARES OUTSTANDING:
     Basic                                         2,778,839       2,915,300       2,817,336       2,983,285
     Diluted                                       2,787,946       2,936,508       2,830,674       3,008,733



          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                  Nine Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                 2001            2000
                                                                                 ----            ----
OPERATING ACTIVITIES
Net income                                                                     $  3,345       $  3,448
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan losses                                                        150             --
   Depreciation and amortization, net                                                83             87
   Amortization of discounts, premiums and deferred loan fees                      (181)           (71)
   Amortization of ESOP, RRP and deferred and unearned
      compensation                                                                   68            355
   Decrease (increase) in accrued interest receivable                             1,420           (183)
   Decrease in accrued interest payable                                            (354)          (138)
   Increase in accrued and deferred taxes                                           953            548
   Other, net                                                                        58            (40)
                                                                               --------       --------
         Net cash provided by operating activities                                5,542          4,006
                                                                               --------       --------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                           --         (2,932)
   Proceeds from repayments of investments and mortgage-backed securities         1,170          1,618
Held-to-maturity:
   Purchases of investments and mortgage-backed securities                      (22,856)       (53,880)
   Proceeds from repayments of investments and mortgage-backed securities        46,337         11,345
Increase in net loans receivable                                                 (1,934)        (8,820)
(Increase) decrease in FHLB stock                                                (3,682)         1,576
Purchases of premises and equipment                                                 (18)           (10)
Other, net                                                                           --            (17)
                                                                               --------       --------
         Net cash provided by (used for) investing activities                    19,017        (51,120)
                                                                               --------       --------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                             Nine Months Ended
                                                                                   March 31,
                                                                             -----------------
                                                                              2001           2000
                                                                              ----           ----
FINANCING ACTIVITIES

Net (decrease) increase in transaction and passbook accounts                (1,000)         2,341
Net increase (decrease) in certificates of deposit                           5,956         (2,158)
Net increase (decrease) in FHLB borrowings                                  69,850        (24,516)
Net (decrease) increase in other borrowings                                (94,496)        77,431
Net decrease in advance payments by borrowers for taxes and insurance         (953)          (706)
Net proceeds from issuance of common stock                                      91             34
Funds used for purchase of treasury stock                                   (1,563)        (3,814)
Cash dividends paid                                                         (1,355)        (1,435)
                                                                          --------       --------
         Net cash (used for) provided by financing activities              (23,470)        47,177
                                                                          --------       --------
         Increase in cash and cash equivalents                               1,089             63

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                         2,915          1,893
                                                                          --------       --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                            $  4,004       $  1,956
                                                                          ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                        $ 14,810       $ 12,306
      Income taxes                                                        $  1,106       $  1,427




          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                               Accum.
                                                                                                Other
                                                                                               Compre-     Retained
                                                Add'l.             Unallocated   Unallocated   hensive     Earnings
                                     Common    Paid-In   Treasury  Shares Held   Shares Held   Income    Substantially
                                     Stock     Capital    Stock      by ESOP       by RRP      (Loss)     Restricted      Total
                                     -----     -------    -----    -----------   ----------    -------   ------------    --------
Balance at June 30, 2000            $   37     $19,548  $(11,770)    $    --      $   (220)    $  (197)     $19,513      $26,911

Comprehensive income:

   Net Income                                                                                                 3,345        3,345
   Other comprehensive
     income:
      Change in unrealized
          holding losses on
          securities, net of
          income tax benefit of
           $179                                                                                    347                       347
                                                                                                                          ------

Comprehensive income                                                                                                       3,692

Purchase of shares for
   treasury stock                                         (1,563)                                                         (1,563)

Release of earned
   Employee Stock
   Ownership Plan (ESOP)
   shares                                           --                    --                                                  --

Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                            68                                    68

Exercise of stock options                           91                                                                        91

Cash dividends declared
   ($0.48 per share)                                                                                         (1,355)      (1,355)
                                    ------     -------  --------     -------       -------     --------     -------      -------
Balance at Mar. 31, 2001            $   37     $19,639  $(13,333)    $    --       $  (152)    $    150     $21,503      $27,844
                                    ======     =======  ========     =======       =======     ========     =======      =======



          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.        BASIS OF PRESENTATION
          ---------------------
          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.


2.        RECENT ACCOUNTING PRONOUNCEMENTS
          --------------------------------
          Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No.
          133), as amended by Financial Accounting Standards Board Statement No. 138, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement No. 133" (Statement No.
          138), is effective in 2001, and requires measuring and recording the change in fair value of derivative instruments. Statement No. 133 is not expected to materially affect the Company's financial position or results of operations.

          In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement replaces FASB Statement No. 125 and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "Financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of Statement No. 140 are effective for transactions occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of Statement No. 140 is not expected to have a material impact on financial position or results of operations.

3.        EARNINGS PER SHARE
          ------------------
          The following table sets forth the computation of basic and diluted earnings per share.


                                               Three Months Ended                     Nine Months Ended
                                                    March 31,                             March 31,
                                          ------------------------------       -----------------------------

                                              2001              2000               2001              2000
                                           -----------       -----------       -----------       -----------
Weighted average common shares
   outstanding                               3,698,581         3,670,583         3,691,998         3,668,965

Average treasury stock shares                 (919,742)         (726,444)         (874,662)         (648,786)

Average unearned ESOP shares                        --           (28,839)               --           (36,894)
                                           -----------       -----------       -----------       -----------

Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                                 2,778,839         2,915,300         2,817,336         2,983,285

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings per
   share                                         9,107            21,208            13,338            25,448
                                           -----------       -----------       -----------       -----------

Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                                 2,787,946         2,936,508         2,830,674         3,008,733
                                           ===========       ===========       ===========       ===========

Net income                                 $ 1,143,570       $ 1,131,119       $ 3,344,595       $ 3,447,987
                                           ===========       ===========       ===========       ===========

Earnings per share:
     Basic                                 $      0.41       $      0.39       $      1.19       $      1.16
     Diluted                               $      0.41       $      0.39       $      1.18       $      1.15
                                           ===========       ===========       ===========       ===========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001



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

               West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2001.

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

FINANCIAL CONDITION

               The Company's assets totaled $390.3 million at March 31, 2001, as compared to $409.6 million at June 30, 2000. The $19.3 million or 4.7% decrease in total assets was primarily comprised of a $14.8 million or 10.4% decrease in investment securities, including Federal Home Loan Bank ("FHLB") stock, a $5.3 million or 7.2% decrease in mortgage-backed securities, and a $1.4 million or 32.5% decrease in accrued interest receivable, which were partially offset by a $1.6 million or 0.9% increase in net loans receivable. The Company's investment securities decreased due to calls of callable investment securities. The Company's mortgage-backed securities decreased due to principal amortization.

               The Company's total liabilities decreased $20.3 million or 5.3% to $362.4 million as of March 31, 2001, from $382.7 million as of June 30, 2000. The $20.3 million decrease in total liabilities was primarily comprised of a $94.5 million or 93.6% decrease in other borrowings (primarily broker repurchase agreements) which was partially offset by a $69.9 million or 66.8% increase in FHLB advances and a $5.0 million or 2.9% increase in savings deposits. The Company utilized both short-term and intermediate-term FHLB advances and proceeds from called investment securities to reduce short-term borrowings during the quarter ended March 31, 2001.

               Total stockholders' equity increased $933 thousand or 3.5% to $27.8 million as of March 31, 2001, from $26.9 million as of June 30, 2000. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $1.6 million and $1.4 million, respectively, which were primarily funded by Company net income of $3.3 million for the nine months ended March 31, 2001.

RESULTS OF OPERATIONS

                 General. WVS reported net income of $1.1 million, or $0.41 diluted earnings per share, and $3.3 million, or $1.18 diluted earnings per share, for the three and nine months ended March 31, 2001, respectively. For the three months ended March 31, 2001, net income increased by $13 thousand or 1.1% and diluted earnings per share increased $0.02 or 5.1% when compared to the same period in 2000. The increase in net income was primarily attributable to a $80 thousand decrease in income tax expense, a $52 thousand decrease in non-interest expense and a $30 thousand increase in non-interest income, which were partially offset by a $150 thousand provision for loan losses. For the nine months ended March 31, 2001, net income decreased by $103 thousand or 3.0% and diluted earnings per share increased $0.03 or 2.6% when compared to the same period in 2000. The decrease was principally the result of a $660 thousand decrease in net interest income and a $150 thousand increase in the provision for loan losses, which were partially offset by a $402 thousand decrease in non-interest expense, a $195 thousand decrease in income tax expense, and a $110 thousand increase in non-interest income.

                 Net Interest Income. The Company's net interest income increased by $1 thousand for the three months ended March 31, 2001, when compared to the same period in 2000. For the nine months ended March 31, 2001, net interest income decreased by $660 thousand or 7.8%, when compared to the same period in 2000. The nine month decrease was principally attributable to increased wholesale borrowing costs due to increases in both the volume and rates paid on borrowings which was partially offset by increases in interest income associated with the Company's investment, mortgage-backed securities and loan portfolios.

                 Interest Income. Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock ("other investment securities") increased by $27 thousand or 1.2% for the three months ended March 31, 2001, when compared to the same period in 2000. The increase was primarily attributable to a $4.5 million increase in the average balance of investment securities outstanding and a 12 basis point increase in the weighted average yield earned on investment securities for the three months ended March 31, 2001, when compared to the same period in 2000. Interest on other investment securities increased $1.0 million or 15.4% for the nine months ended March 31, 2001, when compared to the same period in 2000. The increase in interest income on investment securities was attributable to a $20.6 million increase in the average balance of investment securities outstanding and a 20 basis point increase in the weighted average yield earned on investment securities for the nine months ended March 31, 2001, when compared to the same period in 2000. The increases in the average balance of investment securities during both the three and nine month periods ended March 31, 2001, were principally attributable to purchases of investment securities under the Company's investment growth program. The increase in the weighted average yield earned was consistent with market conditions for the three and nine months ended March 31, 2001.

                 Interest on net loans receivable increased by $245 thousand or 7.2% for the three months ended March 31, 2001, when compared to the same period in 2000. The increase was attributable to an increase of $6.5 million in the average balance of net loans receivable outstanding and an increase of 27 basis points in the weighted average yield earned on net loans receivable for the three months ended March 31, 2001, when compared to the same period in 2000. Interest on net loans receivable increased by $711 thousand or 6.9% for the nine months ended March 31, 2001, when compared to the same period in 2000. The increase was attributable to a $9.7 million increase in the average balance of outstanding loans, and a 10 basis point increase in the weighted average yield earned on outstanding loans for the nine months ended March 31, 2001. The increases in the average loan balance outstanding for the three and nine months ended March 31, 2001 were primarily attributable to an increased level of mortgage originations due to a stronger local demand for permanent mortgage financing and an emphasis on multi-family, commercial and consumer loan products in order to earn returns greater than those offered in the single-family residential mortgage market. The Company's weighted average loan yield continued to be impacted by $3.6 million of previously disclosed nonaccrual real estate loans to a retirement village.

                 Interest on mortgage-backed securities decreased by $139 thousand or 10.4% for the three months ended March 31, 2001, when compared to the same period in 2000. The decrease was attributable to a $6.8 million decrease in the average balance of mortgage-backed securities, and a 12 basis point decrease in the weighted average yield earned on mortgage-backed securities for the three months ended March 31, 2001, when compared to the same period in 2000. Interest on mortgage-backed securities decreased $116 thousand or 3.0% for the nine months ended March 31, 2001. The decrease was primarily attributable to a $4.2 million decrease in the average balance of mortgage-backed securities outstanding which was partially offset by an 18 basis point increase in the weighted average yield earned on mortgage-backed securities for the nine months ended March 31, 2001, when compared to the same period in 2000.

                 Interest Expense. Interest expense on deposits and escrows increased by $131 thousand or 8.3% and by $383 thousand or 8.1% for the three and nine months ended March 31, 2001, respectively, when compared to the same periods in 2000. The increase in interest expense on deposits and escrows was principally attributable to a 31 basis point increase in the average yield paid on deposits and escrows, and a $417 thousand increase in the average balance of interest-bearing deposits and escrows for the three months ended March 31, 2001, when compared to the same period in 2000. For the nine months ended March 31, 2001, the increase in interest expense on deposits and escrows was primarily attributable to a 35 basis point increase in the average yield paid on deposits and escrows which was partially offset by a $1.3 million decrease in the average balance of interest-bearing deposits and escrows. The average yield paid on interest-bearing deposits and escrows increased due to higher rates paid on time deposits.

                 Interest expense on FHLB advances and other borrowings increased by $1 thousand and $1.9 million for the three and nine months ended March 31, 2001, respectively, when compared to the same periods in 2000. The increase in interest expense on FHLB advances and other borrowings was principally attributable to a 4 basis point increase in the average yield paid on FHLB advances and other borrowings, which was mostly offset by a $1.2 million decrease in the average balance of FHLB advances and other borrowings for the three months ended March 31, 2001, when compared to the same period in 2000. For the nine months ended March 31, 2001, the increase in interest expense on FHLB advances and other borrowings was primarily attributable to a $23.3 million increase in the average balance of FHLB advances and other borrowings, and a 62 basis point increase in the average yield paid on FHLB advances and other borrowings. The increase in FHLB advances and other borrowings during the nine months ended March 31, 2001, was primarily used to fund increases in the Company's investment and loan portfolios.

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

                 The Company recorded a $150 thousand pre-tax provision for loan losses during the three months ended March 31, 2001 in connection with a previously disclosed non-performing commercial loan and based upon comments received in connection with the Bank's recent regulatory examination. The Company believed that additional loan loss reserves were prudent at this time due to the weakening national economy and the current work-out of this particular credit.

                 Non-Interest Income. Total non-interest income increased by $30 thousand and $110 thousand for the three and nine months ended March 31, 2001, respectively, when compared to the same periods in 2000. The increase in non-interest income for the three months ended March 31, 2001, was primarily attributable to a $17 thousand increase in service charges on deposits and a $13 thousand increase in other income, including ATM fee and loan late charge income during the three months ended March 31, 2001. The increase in non-interest income for the nine months ended March 31, 2001, was principally attributable to a $60 thousand increase in service charges on deposits and a $50 thousand increase in other income including ATM fee and loan late charge income.

                 Non-Interest Expense. Total non-interest expense decreased $52 thousand or 5.0% and $402 thousand or 12.0% for the three and nine months ended March 31, 2001, respectively, when compared to the same periods in 2000.

                 Compensation and employee benefits expense decreased $39 thousand or 5.8% and $369 thousand or 16.5% for the three and nine months ended March 31, 2001, respectively, when compared to the same periods in 2000. The decreases for the three and nine months ended March 31, 2001 were primarily attributable to the absence of employee stock ownership plan amortization expenses recorded in the 2000 periods.


LIQUIDITY AND CAPITAL RESOURCES

               Net cash provided by operating activities totaled $5.5 million during the nine months ended March 31, 2001. Net cash provided by operating activities was primarily comprised of the $3.3 million of net income, a $1.4 million decrease in accrued interest receivable and a $953 thousand increase in accrued and deferred taxes.

               Funds provided by investing activities totaled $19.0 million during the nine months ended March 31, 2001. Primary sources of funds during the nine months ended March 31, 2001, included $47.5 million of proceeds from repayments of investment and mortgage-backed securities, which was partially offset by $22.9 million for purchases of investment and mortgage-backed securities, a $3.7 million increase in FHLB stock, and a $1.9 million increase in net loans receivable.

               Funds used by financing activities totaled $23.5 million for the nine months ended March 31, 2001. The primary uses of funds included a $94.5 million decrease in other borrowings, $1.6 million in purchases of treasury stock and $1.4 million of cash dividends paid on the Company's common stock, which were partially offset by a $69.8 million increase in FHLB advances, a $5.0 million increase in total savings deposits, and a $953 thousand decrease in advance payments by borrowers for taxes and insurance. During the nine months ended March 31, 2001, the Company repurchased 127,460 shares of common stock. Management believes that it currently is maintaining adequate liquidity and continues to better match funding sources with lending and investment opportunities.

               The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through short-term borrowings. At March 31, 2001, the total approved loan commitments outstanding amounted to $495 thousand. At the same date, commitments under unused lines of credit amounted to $7.8 million and the unadvanced portion of construction loans approximated $15.8 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2001, totaled $69.6 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

               On April 24, 2001, the Company's Board of Directors declared a cash dividend of $0.16 per share payable May 17, 2001, to shareholders of record at the close of business on May 7, 2001. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

               As of March 31, 2001, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $27.7 million or 14.6% and $29.8 million or 15.7%, respectively, of total risk-weighted assets, and Tier I leverage capital of $27.7 million or 6.93% of average quarterly assets.

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

               The Company's nonperforming assets at March 31, 2001, totaled approximately $4.1 million or 1.05% of total assets as compared to $4.1 million or 1.00% of total assets as of June 30, 2000. Nonperforming assets at March 31, 2001, consisted of $3.9 million in commercial real estate loans, $127 thousand in consumer loans, and $81 thousand in single-family real estate loans. During the quarter ended March 31, 2000, a commercial real estate loan participation totaling $3.6 million was classified as nonaccrual. The participation loan is secured by a first mortgage lien on real property located in Allegheny County and the Company has commenced foreclosure and confession of judgment actions. The Company continues to work with the borrower to work-out this credit. Approximately $114 thousand of additional interest income would have been recorded during the nine months ended March 31, 2001, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the nine months ended March 31, 2001.

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

               The Company's one year cumulative interest rate sensitivity gap is estimated at a negative 14.9% of total assets at March 31, 2001, as compared to a negative 46.3% at June 30, 2000, in each instance, based on certain assumptions by management with respect to the repricing of certain assets and liabilities. At March 31, 2001, the Company's interest-earning assets maturing or repricing within one year totaled $110.5 million while the Company's interest-bearing liabilities maturing or repricing within one year totaled $168.8 million, providing an excess of interest-earning liabilities over interest-bearing assets of $58.3 million. At March 31, 2001, the percentage of the Company's assets to liabilities maturing or repricing within one year was 65.5%. Accordingly, due to the Company's high negative gap, rising interest rates would most likely adversely affect the Company's net interest income.

               During fiscal 2001, the Company anticipates reducing its one year interest sensitivity gap by: (1) reducing the amount of incremental wholesale borrowing; (2) limiting future investment purchases; and (3) extending the term structure of a portion of the Company's borrowings as market conditions permit.

                During the nine months ended March 31, 2001, the Company decreased its mortgage-backed securities portfolio by $5.3 million or 7.19%. The decrease for the nine months was attributable to principal repayments. At March 31, 2001, the Company held $68.4 million of mortgage-backed securities with an approximate yield of 6.79%.

               During the nine months ended March 31, 2001, the Company borrowed approximately $472.2 million in various advances from the FHLB with a weighted average rate of 6.13% and incurred $341.2 million in other borrowings with a weighted average rate of 6.49%. During the nine months ended March 31, 2001, the Company repaid $402.4 million of FHLB advances and $435.7 million of other borrowings.

               In order to reduce the Company's interest rate sensitivity, the Company began to extend the term structure of its borrowed funds. During the quarter ended March 31, 2001, the Company repositioned approximately $14.0 million of short-term borrowings to longer-term FHLB advances with repricing terms from three to five years.

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

               The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of March 31, 2001, based on the information and assumptions in the notes. The Company's assumptions are based on statistical data provided by a federal regulatory agency in the Company's market area, and are believed to be reasonable. The Company had no derivative financial instruments or trading portfolio as of March 31, 2001. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated by adjusting the instrument's contractual maturity date for expectations of prepayments. Similarly, expected maturity date values for interest-bearing core deposits were calculated based upon estimates of the period over which the deposits would be outstanding. With respect to the Company's adjustable rate instruments, expected maturity date values were measured by adjusting the instrument's contractual maturity date for expectations of prepayments. Substantially all of the Company's investment securities portfolio is comprised of callable government agency securities. From a risk management perspective, the Company believes that repricing dates, as opposed to expected maturity dates, may be a more relevant metric in analyzing the value of such instruments. Company borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.


                                                      EXPECTED MATURITY DATE-QUARTER ENDED MARCH 31,
                                                      ----------------------------------------------
                                                                                             There-                   Fair
                                       2002        2003       2004      2005       2006      after       Total       Value
                                       ----        ----       ----      ----       ----      ----        -----       -----
ON-BALANCE SHEET FINANCIAL INSTRUMENTS                                     (Dollars in thousands)
 Interest-earning assets:

  Loans receivable (1)(2)(3)(4)
  Fixed rate                         $29,483     $17,735     $13,987   $13,499    $9,918    $59,216     $143,838    $153,193
    Average interest rate              8.01%       7.67%       7.63%     7.63%     7.56%      7.49%

  Adjustable rate                     13,020       6,689       5,221     4,412     3,722     10,848       43,912      45,708
    Average interest rate(5)           8.20%       8.44%       8.45%     8.46%     8.47%      8.30%
  Mortgage-backed securities
  Fixed rate                              12         651         408        --        --     51,094       52,165      52,889
    Average interest rate              8.00%       5.97%       6.11%     0.00%     0.00%      6.93%

  Adjustable rate                         --          --          --        --        --     15,989       15,989      16,225
    Average interest rate(6)           0.00%       0.00%       0.00%     0.00%     0.00%      6.39%

Investments(7)
  Fixed rate                          19,622       7,616          --        --        --     97,782      125,020     126,946
    Average interest rate              7.29%       8.23%       0.00%     0.00%     0.00%      7.64%

  Adjustable rate                         --          --          --        --        --      2,884        2,884       2,878
    Average interest rate              0.00%       0.00%       0.00%     0.00%     0.00%      7.13%

  Interest-bearing deposits            4,004          --          --        --        --         --        4,004       4,004
    Average interest rate              5.27%       0.00%       0.00%     0.00%     0.00%      0.00%
                                  ----------   ---------    --------  --------  --------   --------     --------    --------
        Total                         66,141      32,691      19,616    17,911    13,640    237,813      387,812     401,843

Interest-bearing liabilities:
  Interest-bearing deposits
   and escrows(8)(9)(10)              99,906      20,018      20,018     7,218     7,218     22,483      176,861     177,638
    Average interest rate              4.64%       3.49%       3.49%     3.15%     3.15%      2.06%

Borrowings
  Fixed rate                          66,050          --          --     4,000     5,000    103,000      178,050     179,871
    Average interest rate              5.37%       0.00%       0.00%     5.43%     4.98%      5.56%

  Adjustable rate                      2,829          --          --        --        --         --        2,829       2,829
    Average interest rate              5.29%       0.00%       0.00%     0.00%     0.00%      0.00%
                                  ----------   ---------    --------  --------  --------   --------     --------    --------
        Total                       $168,785     $20,018    $20,018    $11,218   $12,218   $125,483     $357,740    $360,338

(1) Net of undisbursed loan proceeds and does not include net deferred loan fees or the allowance for loan losses.
(2) For single-family residential loans, assumes annual amortization and prepayment rate at 18% for adjustable rate loans, and 9% to 38% for fixed rate loans. For multi-family residential loans and other loans, assumes amortization and prepayment rate of 12%.
(3) For second mortgage loans, assumes annual amortization and prepayment rate of 18%.
(4) Consumer loans assumes amortization and prepayment rate of 13%.
(5) Substantially all of the Company's adjustable rate loans reprice on an annual basis based upon changes in the one-year constant maturity treasury index with various market based annual and lifetime interest rate caps and floors.
(6) Substantially all of the Company's adjustable rate mortgage-backed securities reprice on a monthly basis based upon changes in the one month LIBOR index with various lifetime caps and floors.
(7) Totals include the Company's investment in Federal Home Loan Bank stock. Amounts adjusted to reflect investment securities totaling approximately $15,600 expected to be called by December 31, 2003.
(8) For regular savings accounts, assumes an annual decay rate of 17% for three years or less, 16% for more than three through five years and 14% for more than five years.
(9) For NOW accounts, assumes an annual decay rate of 37% for one year or less, 32% for more than one through three years and 17% for more than three years.
(10) For money market deposit accounts, assumes an annual decay rate of 79% for one year or less and 31% for more than one year.

               The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2001.

                   Anticipated Transactions
 ------------------------------------------------------------------
                                                (Dollars in thousands)
Undisbursed construction and
    land development loans

                  Fixed rate           $ 5,531
                                          8.60%

                 Adjustable rate       $10,261
                                          9.23%

Undisbursed lines of credit

                  Adjustable rate      $ 7,760
                                          8.06%

Loan origination commitments

                  Fixed rate           $   412
                                          8.06%

                  Adjustable rate      $    83
                                          7.25%

Letters of credit

                  Adjustable rate      $   297
                                         11.00%
                                       --------
                                       $24,344

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings
                 -----------------
                 The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

ITEM 2.          Changes in Securities and Use of Proceeds
                 -----------------------------------------
                 Not applicable.

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

         Number            Description                             Page
         ------            -----------                             ----
           99              Independent Accountant's Report          E-1


                 (b) The Company filed a Current Report on Form 8-K, dated
                     March 22, 2001, reporting under Item 5 that the Company's Board of Directors authorized the repurchase of up to 200,000 shares, or approximately 7.24% of the Company's outstanding common stock. Repurchases are authorized to be made during the next twelve months as market conditions warrant. All repurchase shares will be held as treasury stock and may be reserved for issuance pursuant to the Company's stock benefit plans.

                                   SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 WVS FINANCIAL CORP.




        May 10, 2001        BY:
                                 -----------------------------------------------
        Date                     David J. Bursic
                                 President and Chief Executive Officer
                                 (Principal Executive and Financial Officer)


        May 10, 2001        BY:
                                 -----------------------------------------------
        Date                     Keith A. Simpson
                                 Controller

                                   SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   WVS FINANCIAL CORP.



        May 10, 2001        BY:  /s/ David J. Bursic
                                 ----------------------------------------------
        Date                     David J. Bursic
                                 President and Chief Executive Officer
                                 (Principal Executive and Financial Officer)


        May 10, 2001        BY:  /s/ Keith A. Simpson
                                 ----------------------------------------------
        Date                     Keith A. Simpson
                                 Controller