Form 10-K
period 2001-06-30
WVS FINANCIAL CORP
filed 2001-09-28
CIK 910679

1




                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2001

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                          Commission File No.: 0-22444


                               WVS Financial Corp.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                      25-1710500
-----------------------------------                   -----------------------
(State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                     Identification Number)


      9001 Perry Highway
  Pittsburgh, Pennsylvania                                  15237
--------------------------------------------------------------------------------
     (Address of Principal                               (Zip Code)
      Executive Offices)


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 20, 2001, the aggregate value of the 2,258,222 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 489,862 shares held by all directors and officers of the Registrant as a group, was approximately $37.0 million. This figure is based on the last known trade price of $16.40 per share of the Registrant's Common Stock on September 20, 2001.

Number of shares of Common Stock outstanding as of September 20, 2001: 2,748,084

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2001 are incorporated into Parts I, II and IV.
(2) Portions of the definitive proxy statement for the 2001 Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1. Business.
------- ---------


        WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

        West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2001.


Lending Activities

               General. At June 30, 2001, the Company's net portfolio of loans receivable totaled $185.2 million, as compared to $183.3 million at June 30, 2000. Net loans receivable comprised 46.7% of Company total assets and 102.1% of total deposits at June 30, 2001, as compared to 44.8% and 106.0%, respectively, at June 30, 2000. The principal categories of loans in the Company's portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans and land acquisition and development loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). Historically, the Company's lending activities have been concentrated in single-family residential loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

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

        Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2001, the Savings Bank's limit on loans-to-one borrower was approximately $3.6 million. The Company's general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2001, the Company's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $2.2 million to $3.3 million, and are secured primarily by real estate located in the Company's primary market area.

     Loan Portfolio Composition. The following table sets forth the composition of the Company's net loans receivable portfolio by type of loan at the dates indicated.

                                                                        At June 30,
                     --------------------------------------------------------------------------------------------------------------
                             2001                     2000                 1999                 1998                     1997
                     -------------------    ------------------      ---------------     ------------------        -----------------
                       Amount       %         Amount       %         Amount      %       Amount        %           Amount       %
                       ------      ---        -----       ---        ------     ---      ------       ---          ------      ---
                                                                 (Dollars in Thousands)
Real estate loans:
Single-family         $105,623    51.50%     $105,964    52.49%     $103,035   54.43%    $104,849   61.06%       $116,663    67.25%
Multi-family             6,920     3.37         6,077     3.01         5,925    3.12        4,012    2.34           3,499     2.02
Commercial              34,955    17.05        32,847    16.27        28,546   15.08       21,021   12.24          14,669     8.46
Construction            28,157    13.73        26,935    13.34        23,810   12.58       17,779   10.35          16,969     9.78
Land acquisition
 and development         6,343     3.09         7,510     3.72         7,646    4.04        7,233    4.21           7,412     4.27
                         -----   ------         -----   ------         -----  ------     --------  ------        --------   ------
Total real estate
  loans                181,998    88.74       179,333    88.83       168,962   89.25      154,894   90.20         159,212    91.78
                       -------    -----       -------    -----       -------   -----      -------   -----         -------    -----
Consumer loans:
Home equity             19,142     9.33        18,558     9.19        16,467    8.70       13,613    7.93          12,258     7.06
Education                   31     0.02            57     0.03            11    0.01          591    0.34             516     0.30
Other                    2,092     1.02         2,062     1.02         2,153    1.14        2,336    1.36           1,403     0.81
                      --------   ------      --------   ------      --------  ------     --------  ------        --------   ------
Total consumer
  loans                 21,265    10.37        20,677    10.24        18,631    9.85       16,540    9.63          14,177     8.17
                       -------    -----       -------    -----       -------  ------      -------  ------         -------   ------
Commercial loans         1,819     0.89         1,879     0.93         1,720    0.90          290    0.17              91     0.05
                      --------   ------      --------   ------      --------  ------     --------  ------        --------   ------
Commercial lease
  financings               ---     0.00           ---     0.00           ---    0.00          ---    0.00               2     0.00
                      --------   ------      --------   ------      --------  ------     --------  ------        --------   ------
                       205,082   100.00%      201,889   100.00%      189,313  100.00%     171,724  100.00%        173,482   100.00%
                       -------   ======       -------   ======       -------  ======      -------  ======         -------   ======
Less:
Undisbursed loan
  proceeds             (16,481)               (15,820)               (16,327)             (11,312)                (12,505)
Net deferred loan
  origination fees        (659)                  (801)                  (817)                (815)                   (834)
Allowance for loan
  losses                (2,763)                (1,973)                (1,842)              (1,860)                 (2,009)
                      --------               --------               --------             --------                --------
Net loans
  receivable          $185,179               $183,295               $170,327             $157,737                $158,134
                      ========               ========               ========             ========                ========



               Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company's loans and mortgage-backed securities at June 30, 2001. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.

                                                     Real Estate Loans
                               -------------------------------------------------------------
                                                                                    Land       Consumer
                                                                                 acquisition  loans and     Mortgage
                               Single-     Multi-                                    and      commercial    -backed
                               family      family     Commercial  Construction   development    loans      securities     Total
                               ------      ------     ----------  ------------   -----------  ----------  -----------   --------
                                                                     (Dollars in Thousands)
Amounts due in:
  One year or less           $    235     $      1     $    239     $ 10,576     $  2,701     $    894     $      7     $ 14,653
  After one year through
     five years                 1,139          709        1,780        3,200        2,130        6,551          927       16,436
  After five years            104,249        6,210       32,936       14,381        1,512       15,639       63,198      238,125
                             --------     --------     --------     --------     --------     --------     --------     --------
     Total(1)                $105,623     $  6,920     $ 34,955     $ 28,157     $  6,343     $ 23,084     $ 64,132     $269,214
                             ========     ========     ========     ========     ========     ========     ========     ========

Interest rate terms on amounts due after one year:
  Fixed                      $ 94,647     $  4,226     $ 17,519     $ 11,175     $     90     $ 16,025     $ 48,170     $191,852
  Adjustable                   10,741        2,693       17,197        6,406        3,552        6,165       15,955       62,709
                             --------     --------     --------     --------     --------     --------     --------     --------
     Total                   $105,388     $  6,919     $ 34,716     $ 17,581     $  3,642     $ 22,190     $ 64,125     $254,561
                             ========     ========     ========     ========     ========     ========     ========     ========

---------------
(1) Does not include adjustments relating to loans in process, the allowance for loan losses, accrued interest, deferred fee income and unearned discounts.

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

               At June 30, 2001, the Company had approximately $8.3 million of renewed commercial real estate and construction loans. The $8.3 million in aggregate disbursed principal that has been renewed is comprised of: construction and business lines of credit totaling $5.1 million and land acquisition and single-family speculative construction loans totaling $3.2 million. Management believes that the previously discussed whole loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All of the loans that have been rolled over, as discussed above, are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans.

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

               All processing and underwriting of real estate and commercial business is performed solely at the Company's loan division at the Franklin Park office. The Company believes this centralized approach to approving such loan applications allows it to process and approve such applications faster and with greater efficiency. The Company also believes that this approach increases its ability to service the loans. All loan applications are required to be approved by the Company's Loan Committee, comprised of both outside directors and management, which meets at least monthly.

               Historically, the Company has originated substantially all of the loans retained in its portfolio. Substantially all of the residential real estate loans originated by the Company have been under terms, conditions and documentation which permit their sale to the Federal National Mortgage Association and other investors in the secondary market. Although the Company has not been a frequent seller of loans in the secondary market, the Company is on the Federal National Mortgage Association approved list of sellers/servicers. The Company has held most of the loans it originates in its own portfolio until maturity, due, in part, to competitive pricing conditions in the marketplace for origination by nationwide lenders and portfolio lenders. During fiscal 2001, the Company sold education loans with an approximate combined principal balance of $313 thousand.

               The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company's market area is insufficient or to increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 2001, $4.7 million or 2.5% of the

Company's total loans receivable consisted of whole loans and participation interests in loans purchased from other financial institutions which consisted of single-family mortgage pools.

               The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 2001, $4.7 million or 2.5% of the Company's total loans receivable were being serviced for the Company by others.

               The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

                                                      At or For the Year Ended June 30,
                                                  ---------------------------------------
                                                     2001           2000           1999
                                                     ----           ----           ----
                                                            (Dollars in Thousands)

Net loans receivable beginning balance            $ 183,295     $ 170,327      $ 157,737
Real estate loan originations
   Single-family(1)                                   7,918        13,396         13,638
   Multi-family(2)                                      412            --          2,715
   Commercial                                         3,268         5,989         10,723
   Construction                                      22,255        17,157         14,230
   Land acquisition and development                   1,954         2,451          3,100
                                                  ---------     ---------      ---------
      Total real estate loan originations            35,807        38,993         44,406
                                                  ---------     ---------      ---------

Home equity                                           5,358         6,387          7,293
Education                                               342           348            373
Commercial                                              295           621            864
Other                                                   979           873            890
                                                  ---------     ---------      ---------
          Total loan originations                    42,781        47,222         53,826
                                                  ---------     ---------      ---------
Disbursements against available credit lines:
   Home equity                                        4,491         4,348          4,663
   Other                                                776           998            893
Purchase of whole loans and participations            2,848            --          3,479
                                                  ---------     ---------      ---------
     Total originations and purchases                50,896        52,568         62,861
                                                  ---------     ---------      ---------
Less:
   Loan principal repayments                         47,398        38,861         43,597
   Sales of whole loans and participations              313         1,093          1,469
   Transferred to real estate owned                      --            20            207
   Change in loans in process                           661          (508)         5,015
   Other, net(3)                                        640           134            (17)
                                                  ---------     ---------      ---------
     Net increase (decrease)                      $   1,884     $  12,968      $  12,590
                                                  ---------     ---------      ---------

Net loans receivable ending balance               $ 185,179     $ 183,295      $ 170,327
                                                  =========     =========      =========

---------------
(1) Consists of loans secured by one-to-four family properties.
(2) Consists of loans secured by five or more family properties.
(3) Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

               The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the Board of Directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and non-residential) (80%); improved property (85%); and one-to-four family residential (owner-occupied) (no maximum ratio; however any LTV ratio in excess of 75% should require appropriate insurance or readily marketable collateral). Consistent with its conservative lending philosophy, the Company's LTV limits are generally more restrictive than those in the Guidelines: raw land (60%); land development (70%); construction (commercial - 70%; multi-family - 75%; speculative residential - 80%); and residential properties (75% on larger family non-owner-occupied residences).

               Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2001, $105.6 million or 51.5% of the Company's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. Single-family loan originations totaled $7.9 million and decreased $5.5 million or 41.0% during the fiscal year ended June 30, 2001, when compared to the same period in 2000. The decrease in single-family originations was primarily due to lower cyclical mortgage refinancing activity.

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

               At June 30, 2001, approximately $94.6 million or 89.6% of the single-family residential loans in the Company's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

               The Company is permitted to lend up to 100% of the appraised value of real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 95% of the appraised value, the Company is required by state banking regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 75% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance is obtained on residential loans for which loan-to-value ratios exceed 80% according to the following schedule: loans exceeding 80% but less than 90% - 25% coverage; loans exceeding 90% but less than 95% - 30% coverage; and loans exceeding 95% through 100% - 35% coverage. No loans are made in excess of 95% of appraised value.

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

               Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2001, $6.9 million or 3.4% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented an increase of $843 thousand or 13.9% from fiscal 2000. At June 30, 2001, $35.0 million or 17.1% of the loan portfolio consisted of loans secured by existing commercial real estate properties, which represented an increase of $2.1 million or 6.4% from fiscal 2000. During fiscal 2001, the Company chose to emphasize originations of commercial real estate loans in order to earn returns greater than those offered in the single-family residential mortgage market.

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

               At June 30, 2001, the Company's multi-family residential and commercial real estate loan portfolio consisted of approximately 115 loans with an average principal balance of $364 thousand. At June 30, 2001, the Company had four commercial real estate loans to four borrowers, totaling $3.3 million, that were not accruing interest.

               Construction Loans. In recent years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company's primary market area. At June 30, 2001, construction loans amounted to approximately $28.2 million or 13.7% of the Company's total loan portfolio, which represented an increase of $1.2 million or 4.5% from fiscal 2000. The increase was principally due to increased levels of new home construction and in order to earn a higher rate of return than was available in the single-family residential mortgage market. As of June 30, 2001, the Company's portfolio of construction loans consisted of $25.3 million of loans for the construction of single-family residential real estate, $2.5 million of loans for the construction of commercial real estate, and $486 thousand of loans for the construction of multi-family residential real estate. Construction loan originations totaled $22.3 million and increased by $5.1 million or 29.7% during the fiscal year ended June 30, 2001, when compared to the same period in 2000.

               Construction loans are made for the purpose of constructing a personal residence. In such circumstances, the Company will underwrite such loans on a construction/permanent mortgage loan basis. At June 30, 2001, approximately 31.1% of total outstanding construction loans were made to local real estate builders and developers with whom the Company has worked for a number of years for the purpose of constructing primarily single-family residential developments, with the remaining 68.9% of total construction loans made to individuals for the purpose of constructing a personal residence. Upon application, credit review and analysis of personal and corporate financial statements, the Company will grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative (or unsold) residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $1.2 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company's authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2001, the Company also had $6.3 million or 3.1% of the total loan portfolio invested in land development loans, which consisted of 26 loans to 23 developers.

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

               Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2001, $21.3 million or 10.4% of the Company's total loan portfolio consisted of consumer loans, which represented an increase of $588 thousand or 2.8% from fiscal 2000. The consumer loans offered by the Company include home equity loans, home equity lines of credit, education loans, automobile loans, deposit account secured loans and personal loans. Most of the Company's consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

               The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2001, approximately 71.4% of the Company's home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

               Commercial Loans. At June 30, 2001, $1.8 million or less than 1% of the Company's total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, business inventory and equipment, and similar collateral. The $60 thousand or 3.2% decrease from fiscal 2000 was principally due to principal repayments. The Company is selectively developing this line of business in order to increase interest income and to attract compensating deposit account balances.

               Loan Fee Income. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

               The Company charges loan origination fees that are calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with FASB 91, the Company has recognized $202 thousand, $212 thousand and $341 thousand of deferred loan fees during fiscal 2001, 2000 and 1999, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. The decreases in loan origination fee income for fiscal years 2001 and 2000 were principally attributable to a lower volume of loan refinancings and an increasing amount of no-fee loan originations. A higher volume of loan refinancings will permit the acceleration of associated deferred fee balances.

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

               The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.

                                                                       At June 30,
                                               ----------------------------------------------------------
                                                 2001        2000         1999       1998        1997
                                                 ----        ----         ----       ----        ----
                                                                 (Dollars in Thousands)
Non-accruing loans:
Real estate:
   Single-family(1)                             $  201      $   67      $  189      $   52      $   --
   Commercial(2)                                 3,326       2,344         274         481         274
   Construction(3)                               1,355       1,520          --          --          --
Consumer(4)                                        134         113          77          70          --
Commercial loans and leases                         --           6           7          --          --
                                                ------      ------      ------      ------      ------
Total non-accrual loans                          5,016       4,050         547         603         274
                                                ------      ------      ------      ------      ------
Accruing loans greater than 90 days
   delinquent                                       --          --          --          --          --
                                                ------      ------      ------      ------      ------
     Total non-performing loans                 $5,016      $4,050      $  547      $  603      $  274
                                                ------      ------      ------      ------      ------
Real estate owned                                   --          --         218          --          --
                                                ------      ------      ------      ------      ------
     Total non-performing assets                $5,016      $4,050      $  765      $  603      $  274
                                                ======      ======      ======      ======      ======
Troubled debt restructurings                    $   --      $   --      $   --      $   --      $   --
                                                ======      ======      ======      ======      ======
Total non-performing loans and troubled
 debt restructurings as a percentage of
 net loans receivable                             2.71%       2.21%       0.32%       0.38%       0.17%
                                                ======      ======      ======      ======      ======
Total non-performing assets to total assets       1.27%       1.00%       0.22%       0.20%       0.09%
                                                ======      ======      ======      ======      ======
Total non-performing assets and troubled
   debt restructurings as a percentage of
    total assets                                  1.27%       1.00%       0.22%       0.20%       0.09%
                                                ======      ======      ======      ======      ======


---------------
(1) At June 30, 2001, non-accrual single-family residential real estate loans consisted of three loans.
(2) At June 30, 2001, non-accrual commercial real estate loans consisted of four loans.
(3) At June 30, 2001, non-accrual construction loans consisted of three loans.
(4) At June 30, 2001, non-accrual consumer loans consisted of four loans.

               The $966 thousand increase in non-accrual loans during fiscal 2001 is comprised of a $982 thousand increase in non-accrual commercial real estate loans, a $134 thousand increase in non-accrual single-family real estate loans and a $21 thousand increase in non-accrual consumer loans, partially offset by a $165 thousand decrease in non-accrual construction loans and a $6 thousand decrease in non-accrual commercial loans and leases.

               As of June 30, 2001, the Company had four commercial real estate and three commercial construction loans classified as non-accrual loans. One of the commercial real estate loans is secured by a restaurant and real estate located in Wexford, PA. The outstanding principal on this loan totals $231 thousand and all payments due under the loan's restructuring plan have been received to date. Two commercial real estate loans to a retirement village and one construction loan to a personal care home located within the North Hills area, became delinquent during fiscal 2000. The outstanding balances total $4.77 million of which $3.60 million is owned by the Company and the remaining $1.17 million serviced by the Company for four participating lenders. The loan to the personal care home totals approximately $996 thousand and payments are being collected in accordance with a written loan work-out agreement. One of the two loans to the retirement village totaling $520 thousand is currently receiving contractual interest-only payments pursuant to an informal work-out arrangement with the borrower. No payments are presently being collected on the second retirement village loan whose present principal balance is $2.1 million. Two construction loans, secured by land developed and two speculative construction homes, also became delinquent during fiscal 2001 due to the death of the builder. The outstanding principal on these two loans totals $835 thousand. The construction company has filed a Chapter 7 bankruptcy petition with the Bankruptcy Court. The Savings Bank has retained legal counsel to encourage an orderly sale of the underlying collateral which is expected to occur during the second quarter of fiscal 2002. The Savings Bank does not expect to incur a material loss during the Chapter Seven proceedings due to its senior lien positions. The Company works with all delinquent borrowers in an attempt to cure the defaults. The Company is also pursuing various legal avenues in order to collect on the loans and has increased its loan loss provision during fiscal 2001.

               During fiscal 2001, 2000 and 1999, approximately $422 thousand, $357 thousand and $42 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $296 thousand, $180 thousand and $41 thousand, respectively.

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

               The Company's general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company's general valuation allowances are within the following ranges: (1) 0% to 5% of assets subject to special mention; (2) 5% to 25% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company's past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2001, is adequate.

               The allowance for loan losses at June 30, 2001 increased $790 thousand to $2.76 million due to additional provisions of $788 thousand and recoveries of $19 thousand, which were offset by charge-offs of $17 thousand. The provision made during fiscal 2001 was recorded to increase the Company's general loan loss reserves due to a reappraisal of the collateral underlying a non-performing commercial loan relationship. The Company believes that the additional loan loss reserves are prudent and warranted at this time due to the weakening of the national economy and the current work-out of this particular credit. The increases in prior years reflected a number of factors, the most significant of which were the industry trend towards greater emphasis on the allowance method of providing for loan losses and the specific charge-off method and the increase in non-accrual loans.

               The following table summarizes changes in the Company's allowance for loan losses and other selected statistics for the periods indicated.

                                                                                At June 30,
                                                 ------------------------------------------------------------------------
                                                     2001           2000           1999          1998             1997
                                                     ----           ----           ----          ----             ----
                                                                          (Dollars in Thousands)

Average net loans                                $ 185,895       $ 177,557      $ 158,651      $ 163,046       $ 153,726
                                                 =========       =========      =========      =========       =========
Allowance balance (at beginning of period)       $   1,973       $   1,842      $   1,860      $   2,009       $   1,964
Provision for loan losses                              788             150             --           (120)             60
Charge-offs:
   Real estate:
     Single-family                                      --              --              5              1              15
     Multi-family                                       --              --             --             --              --
     Commercial                                         10              --             --             --              --
     Construction                                       --              --             --             --              --
   Land acquisition and development                     --              --             --             --              --
   Consumer:
     Home equity                                        --              --             15             15              --
     Education                                          --              --             --             --              --
     Other                                              --              19             --             23              --
   Commercial loans and leases                           7              --             --             --               3
                                                 ---------       ---------      ---------      ---------       ---------
     Total charge-offs                                  17              19             20             39              18
                                                 ---------       ---------      ---------      ---------       ---------
Recoveries:
   Real estate:
     Single-family                                      --              --              1              8               1
     Multi-family                                       --              --             --             --              --
     Commercial                                         --              --             --             --              --
     Construction                                       --              --             --             --              --
   Land acquisition and development                     --              --             --             --              --
   Consumer:
     Home equity                                        --              --              1             --              --
     Education                                          --              --             --             --              --
     Other                                              19              --             --              1              --
   Commercial loans and leases                          --              --             --              1               2
                                                 ---------       ---------      ---------      ---------       ---------
     Total recoveries                                   19              --              2             10               3
                                                 ---------       ---------      ---------      ---------       ---------
Net loans charged-off                                   (2)             19             18             29              15
Transfer to real estate owned loss reserve              --              --             --             --              --
                                                 ---------       ---------      ---------      ---------       ---------
Allowance balance (at end of period)             $   2,763       $   1,973      $   1,842      $   1,860       $   2,009
                                                 =========       =========      =========      =========       =========
Allowance for loan losses as a percentage of
  total loans receivable                              1.47%           1.06%          1.07%          1.08%           1.16%
                                                 =========       =========      =========      =========       =========
Net loans charged-off as a percentage of
  average net loans                                   0.00%           0.01%          0.02%          0.02%           0.01%
                                                 =========       =========      =========      =========       =========
Allowance for loan losses to non-performing
  loans                                              55.08%          48.72%        336.75%        308.46%         733.21%
                                                 =========       =========      =========      =========       =========
Net loans charged-off to allowance for loan
  losses                                             (0.07)%          0.96%          0.98%          1.56%           0.75%
                                                 =========       =========      =========      =========       =========
Recoveries to charge-offs                           111.76%           0.00%         11.12%         25.64%          16.67%
                                                 =========       =========      =========      =========       =========

               The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

                                                                          At June 30,
                           ---------------------------------------------------------------------------------------------------------
                                  2001                 2000                   1999                1998                   1997
                                  ----                 ----                   ----                ----                   ----
                          % of Total Loans by   % of Total Loans by   % of Total Loans by  % of Total Loans by   % of Total Loans by
                           Amount   Category    Amount     Category    Amount    Category   Amount     Category   Amount   Category
                           ------   --------    ------     --------    ------    --------   ------     --------   ------   --------
                                                                      (Dollars in Thousands)
Real estate loans:
  Single-family           $  180     51.50%     $  167      52.49%     $  174      54.43%    $  164     61.06%    $  175      67.25%
  Multi-family                35      3.37          30       3.01         152       3.12        143      2.34        142       2.02
  Commercial               1,721     17.05         704      16.27         283      15.08        423     12.24        449       8.46
  Construction               407     13.73         287      13.34          85      12.58         52     10.35         58       9.78
  Land acquisition
   and development            41      3.09          57       3.72          57       4.04         59      4.21         59       4.27
  Unallocated                 --      0.00         363       0.00         695       0.00        652      0.00        722       0.00
                          ------    ------      ------     ------      ------     ------      -----    ------      -----     ------
    Total real estate
      loans                2,384     88.74       1,608      88.83       1,446      89.25      1,493     90.20      1,605      91.78
                          ------    ------      ------     ------      ------     ------      -----    ------      -----     ------
Consumer loans:
  Home equity                231      9.33         184       9.19         202       8.70        168      7.93        123       7.06
  Education                   --      0.02           1       0.03           0       0.01          5      0.34          5       0.30
  Other                       73      1.02          80       1.02          24       1.14         17      1.36         10       0.81
  Unallocated                 --      0.00          --       0.00          77       0.00        167      0.00        258       0.00
                          ------    ------      ------     ------      ------     ------      -----    ------      -----     ------
    Total consumer
      loans                  304     10.37         265      10.24         303       9.85        357      9.63        396       8.17
                          ------    ------      ------     ------      ------     ------      -----    ------      -----     ------
Commercial loans:
  Commercial loans            75      0.89         100       0.93          86       0.90         10      0.17          5       0.05
  Unallocated                 --      0.00          --       0.00           7       0.00         --      0.00         --       0.00
                          ------    ------      ------     ------      ------     ------      -----    ------      -----     ------
    Total commercial
      loans                   75      0.89         100       0.93          93       0.90         10      0.17          5       0.05
                          ------    ------      ------     ------      ------     ------      -----    ------      -----     ------
Commercial lease
  financings                  --      0.00          --       0.00          --       0.00         --      0.00          3       0.00
                          ------    ------      ------     ------      ------     ------      -----    ------      -----     ------
                          $2,763    100.00%     $1,973     100.00%     $1,842     100.00%    $1,860    100.00%    $2,009     100.00%
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

               At June 30, 2001, the Company's MBS portfolio totaled $64.1 million as compared to $73.7 million at June 30, 2000. The $9.6 million or 13.03% decrease in MBS balances outstanding during fiscal 2001 was primarily attributable to increased MBS principal repayments. At June 30, 2001, approximately $16.0 million or 25.0% (book value) of the Company's portfolio of MBS, including CMOs, were comprised of adjustable or floating rate instruments, as compared to $16.1 million or 21.8% at June 30, 2000. Substantially all of the Company's floating rate MBS adjust monthly based upon changes in certain short-term market indices (e.g. LIBOR, Prime, etc.).

               The following tables set forth the amortized cost and estimated market values of the Company's MBSs available for sale and held to maturity as of the periods indicated.

                                                 2001          2000          1999
                                                 ----          ----          ----
MBS Available for Sale at June 30,                  (Dollars in Thousands)
----------------------------------

FHLMC PCs                                         $ 49         $ 100        $ 214
GNMA PCs                                         2,777         2,924          766
FNMA PCs                                         4,840         6,010        6,632
CMOs - agency collateral                           472           595          878
CMOs - single-family whole loan collateral         248           521          852
                                                   ---           ---          ---
Total amortized cost                            $8,386       $10,150      $ 9,342
                                                ======       =======      =======
Total estimated market value                    $8,551        $9,936      $ 9,273
                                                ======        ======      =======

MBS Held to Maturity at June 30,
--------------------------------

FHLMC PCs                                        $  74         $ 107        $ 146
GNMA PCs                                         7,413         9,217        1,107
FNMA PCs                                            27            45          103
CMOs - agency collateral                        17,590        17,792       18,847
CMOs - single-family whole loan collateral      30,477        36,576       42,904
                                                ------        ------       ------
Total amortized cost                           $55,581       $63,737      $63,107
                                               =======       =======      =======
Total estimated market value                   $56,082       $61,943      $62,167
                                               =======       =======      =======


               The Company believes that its present MBS available for sale allocation of $8.4 million or 13.1% of the carrying value of the MBS portfolio, is adequate to meet anticipated future liquidity requirements and to reposition its balance sheet and asset/liability mix should it wish to do so in the future.

               The following table sets forth the amortized cost, contractual maturities and weighted average yields of the Company's MBSs, including CMOs, at June 30, 2001.

                         One Year       After One to    After Five to      Over
                          or Less        Five Years      Ten Years       Ten Years      Total
                          -------        ----------      ---------       ---------      -----
                                                 (Dollars in Thousands)
MBS available for sale  $      1        $   927        $    44         $    7,414      $ 8,386
                            8.00%          6.02%          9.05%              7.26%     7.13%

MBS held to maturity    $      7        $    --        $    81         $   55,493      $55,581
                            8.00%          0.00%          9.09%              6.37%     6.37%
                           -----        -------        -------         ----------      -------

Total                   $      8        $   927        $   125         $   62,907      $63,967
                           =====        =======        =======         ==========      =======
Weighted average yield      8.00%          6.02%          9.08%              6.47%     6.47%
                           =====        =======        =======         ==========      =======


               Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company's MBS are expected to be substantially less than the scheduled maturities.

               The following table sets forth information with respect to the MBS owned by the Company at June 30, 2001, which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All such securities have been assigned a triple A investment grade rating.

                                                                               Estimated
                 Name of Issuer                         Carrying Value        Market Value
                 --------------                         --------------        ------------
                                                               (Dollars in Thousands)

                 Norwest Asset Securities Corp. CMO          $  6,248           $  6,241
                 Countrywide Home Loan CMO                      4,119              4,113
                 Structured Asset Mortgage
                    Investment Inc. CMO                         2,919              2,927
                 Citicorp Mortgage Security CMO                 3,260              3,305
                                                            ---------          ---------
                                                             $ 16,546           $ 16,586
                                                             ========           ========


Investment Securities

               The Company may invest in various types of securities, including corporate debt and equity securities, U.S. Government and U.S. Government agency obligations, securities of various federal, state and municipal agencies, FHLB stock, commercial paper, bankers' acceptances, federal funds and interest-bearing deposits with other financial institutions.

               The Company's investment activities are directly monitored by the Company's Investment Committee under policy guidelines adopted by the Board of Directors. In recent years, the general objective of the Company's investment policy has been to manage the Company's interest rate sensitivity gap and generally to increase interest-earning assets. As reflected in the table below, the Company continued to hold a significant portion of its investment portfolio in U.S. Government and agency obligations, which amounted to $87.9 million or 67.8% of the total investment portfolio at June 30, 2001, as compared to $116.1 million or 84.4% of the total investment portfolio at June 30, 2000. All $87.9 million or 100.0% of the Company's U.S. Government agencies portfolio at June 30, 2001 was comprised of U.S. Government agency securities with longer-terms to maturity and optional principal redemption features ("callable bonds").

               The following tables set forth the amortized cost and estimated market values of the Company's investment securities portfolio at the dates indicated.

                                                               2001             2000           1999
                                                               ----             ----           ----
Investment Securities Available for Sale at June 30,                  (Dollars in Thousands)
----------------------------------------------------

Corporate debt obligations                                     $ 161            $  ---         $  ---
U.S. Government agency securities                                ---               ---            ---
                                                                 ---               ---            ---
Total amortized cost                                             161               ---            ---
Equity securities                                              1,219             1,380          1,380
                                                               -----             -----          -----
Total amortized cost                                         $ 1,380           $ 1,380        $ 1,380
                                                             =======           =======        =======
Total estimated market value                                 $ 1,380           $ 1,296        $ 1,402
                                                             =======           =======        =======

Investment Securities Held to Maturity at June 30,
--------------------------------------------------

Corporate debt obligations                                   $10,520           $   ---         $  ---
U.S. Government agency securities                             87,927           116,052         88,714
State and municipal securities                                29,766            20,154          2,050
                                                              ------            ------          -----
                                                             128,213           136,206         90,764
FHLB stock                                                     8,150             5,225          6,195
                                                               -----             -----          -----
Total amortized cost                                        $136,363          $141,431        $96,959
                                                            ========          ========        =======
Total estimated market value                                $137,341          $134,497        $94,045
                                                            ========          ========        =======

               Information regarding the amortized cost, contractual maturities and weighted average yields of the Company's investment portfolio at June 30, 2001 is presented below.


Investment Securities           One Year   After One to   After Five to      Over
Available for Sale              or Less     Five Years     Ten Years       Ten Years        Total
------------------              -------     ----------     ---------       ---------        -----
                                                 (Dollars in Thousands)

Corporate debt obligations        $  --         $  --         $  --         $     161         $  161
                                   0.00%         0.00%         0.00%             8.59%          8.59%

Equity securities                 $  --         $  --         $  --         $   1,219         $1,219
                                   0.00%         0.00%         0.00%             7.10%          7.10%

Total                             $  --         $  --         $  --         $   1,380         $1,380
                                  =====         =====         =====         =========         ======
Weighted average yield             0.00%         0.00%         0.00%             7.27%          7.27%
                                  =====         =====         =====         =========         ======


Investment Securities              One Year      After One to    After Five to      Over
Held to Maturity                   or Less        Five Years      Ten Years       Ten Years          Total
----------------                   -------        ----------      ---------       ---------          -----
Corporate debt obligations        $   10,520         $  --         $  --         $       --         $ 10,520
                                        4.11%         0.00%         0.00%              0.00%            4.11%

U.S. Government agency
   securities(1)                  $   17,841         $  --         $  --         $   70,086         $ 87,927
                                        7.06%         0.00%         0.00%              7.21%           7.18%

State and municipal
   securities (2)                 $    1,350         $  --         $  --         $   28,416         $ 29,766
                                        6.21%         0.00%         0.00%              8.04%            7.95%
                                     -------        ------       -------          ---------         --------

Total                             $   29,711         $  --         $  --         $   98,502         $128,213
                                     =======       =======       =======            =======         ========
Weighted average yield                  5.98%         0.00%         0.00%              7.45%            7.11%
                                     =======       =======       =======            =======         ========

---------------
(1) Includes approximately $17.8 million of U.S. Government agency securities called (i.e. redeemed by the issuer prior to contractual maturity) through August 17, 2001.

(2) State and municipal security yields are calculated on a taxable equivalent basis.

               Information regarding the amortized cost, earliest call dates and weighted average yield of the Company's investment portfolio at June 30, 2001, is presented below. All Company investments in callable bonds were classified as held to maturity at June 30, 2001.


                                  One Year    After One to    After Five to      Over
                                  or Less      Five Years      Ten Years       Ten Years         Total
                                  -------      ----------      ---------       ---------         -----
Corporate debt obligations     $ 10,520       $       --       $      --         $    161       $ 10,681
                                   4.11%            0.00%           0.00%            8.59%          4.18%

U.S. Government agency
   securities                  $ 72,238       $   12,813       $      --         $  2,876       $ 87,927
                                   7.06%            8.16%           0.00%            5.63%          7.18%

State and municipal
   securities (1)              $  1,350       $   18,596       $   7,179         $  2,641       $ 29,766
                                   6.21%            8.13%           8.04%            7.35%          7.95%
                               --------        ---------         -------          -------       --------

Total debt obligations         $ 84,108       $   31,409       $   7,179         $  5,678       $128,374
                                =======          =======          ======           ======       ========
Weighted average yield             6.68%            8.14%           8.04%            6.51%          7.11%
                                   ====             ====            ====             ====           ====

Equity securities              $     --       $       --       $      --         $  1,219       $  1,219
                               --------       ----------       ---------           ------       --------

Total                          $ 84,108       $   31,409       $   7,179         $  6,897       $129,593
                                =======          =======          ======           ======       ========


--------------
(1) State and municipal security yields are calculated on a taxable equivalent basis.

               The Company to date has not engaged, and does not intend to engage in the immediate future, in trading investment securities.

               The following table sets forth information with respect to the Investment Securities owned by the Company at June 30, 2001, which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All such securities have been assigned a triple A investment grade rating.

                                                                    Estimated
               Name of Issuer                    Carrying Value    Market Value
               --------------                    --------------    ------------
                                                    (Dollars in Thousands)
               Pittston Area School District
                  General Obligation                $3,388           $3,556
               New Castle PA School District
                  General Obligation                 2,976            3,106
               American Water Capital Corp
                  Commercial Paper                   3,009            3,008
               Allete Inc. Commercial Paper          3,007            3,008
                                                     -----            -----
                                                   $12,380          $12,678
                                                   =======          =======


Sources of Funds

               The Company's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Company's home and branch offices. Funding is also derived from FHLB advances, short-term borrowings, amortization and prepayments of outstanding loans and MBS and from maturing investment securities.

               Deposits. The Company's deposits totaled $181.3 million at June 30, 2001, as compared to $172.9 million at June 30, 2000. The $8.4 million increase was primarily attributable to an approximate $8.2 million increase in certificates of deposit and a $249 thousand increase in core deposits. In order to attract new and lower cost core deposits, the Company continued to promote a no minimum balance, "free", checking account product. Current deposit products include regular savings accounts, demand accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts and certificates of deposit ranging in terms from 30 days to 10 years. Included among these deposit products are certificates of deposit with negotiable interest rates and balances of $100,000 or more, which amounted to $16.4 million or 9.0% of the Company's total deposits at June 30, 2001, as compared to $12.1 million or 7.0% at June 30, 2000. The Company's deposit products also include Individual Retirement Account certificates ("IRA certificates").

               The Company's deposits are obtained primarily from residents of northern Allegheny, southern Butler and eastern Beaver counties, Pennsylvania. The Company utilizes various marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at June 30, 2001. The Company has drive-up banking facilities and automated teller machines ("ATMs") at its McCandless, Franklin Park, Bellevue and Cranberry Township offices. The Company participates in the MAC(R) and CIRRUS(R) ATM networks. The Company also participates in a new ATM program called the Freedom ATM AllianceSM. The Freedom ATM AllianceSM allows West View Savings Bank customers to use other Pittsburgh area Freedom ATM AllianceSM affiliates' ATMs without being surcharged and vice versa. The Freedom ATM AllianceSM was organized to help smaller local banks compete with larger national banks that have large ATM networks.

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


                                                                          At June 30,
                                       -----------------------------------------------------------------------------------
                                                   2001                       2000                          1999
                                                   ----                       ----                          ----
                                         Amount           Rate       Amount            Rate        Amount           Rate
                                         ------           ----       ------            ----        ------           ----
                                                                     (Dollars in Thousands)
Regular savings and club
   accounts                            $ 35,623           2.51%     $ 37,085           2.53%     $ 36,882           2.54%
NOW accounts                             17,543           0.54        17,356           0.56        15,921           0.63
Money market deposit
   accounts                              12,409           2.65        12,717           2.67        11,927           2.64
Certificate of deposit accounts          93,879           5.82        92,206           5.38        94,197           5.46
Escrows                                   2,367           1.69         2,363           1.74         2,262           1.81
                                          -----           ----         -----           ----         -----           ----
     Total interest-bearing
        deposits and escrows            161,821           4.22       161,727           3.94       161,189           4.05
Non-interest-bearing checking
   accounts                              11,616           0.00        10,281           0.00         8,306           0.00
                                         ------           ----        ------           ----         -----           ----
     Total deposits and escrows        $173,437           3.93%     $172,008           3.70%     $169,495           3.86%
                                       ========           ====      ========           ====      ========           ====

               The following table sets forth the net deposit flows of the Company during the periods indicated.

                                                Year Ended June 30,
                                       ----------------------------------------
                                         2001           2000            1999
                                         ----           ----            ----
                                               (Dollars in Thousands)
Increase(decrease) before interest
   credited                            $ 1,975        $(7,653)        $(3,331)
Interest credited                        6,506          6,268           6,592
                                      --------       --------        --------
Net deposit increase (decrease)        $ 8,481        $(1,385)        $ 3,261
                                        ======       ========         =======

               The following table sets forth maturities of the Company's certificates of deposit of $100,000 or more at June 30, 2001, by time remaining to maturity.

                                                                 Amounts
                                                                 -------
                                                          (Dollars in Thousands)
                    Three months or less                         $ 8,427
                    Over three months through six months           3,094
                    Over six months through twelve months          3,681
                    Over twelve months                             1,162
                                                               ---------
                                                                 $16,364
                                                               =========

               Borrowings. Borrowings are comprised of FHLB advances with various terms and repurchase agreements with securities brokers with original maturities of ninety-two days or less. At June 30, 2001, borrowings totaled $182.2 million as compared to $205.5 million at June 30, 2000. The $23.3 million or 11.3% decrease was primarily due to a structured reduction in the Company's investment growth program. For a detailed discussion of the Company's asset and liability management activities, please see the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" section of the Company's fiscal year 2001 Annual Report. Wholesale funding also provides the Company with a larger degree of control with respect to the term structure of its liabilities than traditional retail deposits. By utilizing borrowings, as opposed to retail certificates of deposit, the Company also avoids the additional operating costs associated with increasing its branch network and associated federal deposit insurance premiums.


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

Employees

               The Company had 42 full-time employees and 13 part-time employees as of June 30, 2001. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

                           REGULATION AND SUPERVISION

The Company

               General. The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board and by the Pennsylvania Department of Banking (the "Department"). The Company is required to file annually a report of its operations with, and is subject to examination by, the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the Department.

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

               FDIC Insurance Premiums. The Savings Bank currently pays deposit insurance premiums to the FDIC on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level of an institution's capital - "well capitalized", "adequately capitalized" and "undercapitalized"- which is defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.00% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns. The Savings Bank is a "well capitalized" institution as of June 30, 2001.

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

               Audit by IRS. The Company's consolidated federal income tax returns for taxable years through December 31, 1997, have been closed for the purpose of examination by the Internal Revenue Service.

               State Taxation. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Pennsylvania Corporate Net Income Tax rate is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.749% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and consolidated net worth.

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

Item 2. Properties.
------- -----------

               The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2001.

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

---------------
(1) The Company operates this office out of a retirement community. The lease expires in June 2003.
(2) The lease is for a period of 15 years ending in September 2006 with an option for the Company to renew the lease for an additional five years.


Item 3. Legal Proceedings.
------- ------------------

               The information required herein is incorporated by reference from page 36 of the Company's 2001 Annual Report, Note 13 of Notes to Consolidated Financial Statements, "Litigation".


Item 4. Submission of Matters to a Vote of Security Holders.
------- ----------------------------------------------------

               Not applicable.


PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------- ----------------------------------------------------------------------

               The information required herein is incorporated by reference from page 49 of the Company's 2001 Annual Report.

Item 6. Selected Financial Data.
-------- -----------------------

               The information required herein is incorporated by reference from pages 2 to 3 of the Company's 2001 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------- -----------------------------------------------------------------------
        of Operations.
        --------------

               The information required herein is incorporated by reference from pages 4 to 17 of the Company's 2001 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------- -----------------------------------------------------------

               The information required herein is incorporated by reference from pages 11 to 15 of the Company's 2001 Annual Report.

Item 8. Financial Statements and Supplementary Data.
------- --------------------------------------------

               The information required herein is incorporated by reference from pages 18 to 48 of the Company's 2001 Annual Report.

PART III.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure.
------- --------------------------------------------------------------------

               Not applicable.

Item 10. Directors and Executive Officers of the Registrant.
-------- --------------------------------------------------

               The information required herein is incorporated by reference from pages 2 to 6 of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders dated September 28, 2001 ("Proxy Statement").

Item 11. Executive Compensation.
-------- -----------------------

               The information required herein is incorporated by reference from pages 9 to 15 of the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

               The information required herein is incorporated by reference from pages 7 to 9 of the Company's Proxy Statement.

Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

               The information required herein is incorporated by reference from pages 15 to 16 of the Company's Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------- ----------------------------------------------------------------

           (a) Documents filed as part of this report.

               (1) The following documents are filed as part of this report and are incorporated herein by reference from the Company's 2001 Annual Report.

               Report of Independent Auditors.

                   Consolidated Statements of Financial Condition at June 30, 2001 and 2000.

                   Consolidated Statements of Income for the Years Ended June 30, 2001, 2000 and 1999.

                   Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2001, 2000 and 1999.

                   Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999.

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

               (3)(a) The following exhibits are filed as part of this Form
                      10-K, and this list includes the Exhibit Index.

                     No.                          Description                                       Page
                   -------         --------------------------------------------                   -------
                     3.1           Articles of Incorporation                                            *
                     3.2           By-Laws                                                              *
                     4             Stock Certificate of WVS Financial Corp.                             *
                    10.1           WVS Financial Corp. Recognition Plans and Trusts for
                                          Executive Officers, Directors and Key Employees**             *
                    10.2           WVS Financial Corp. 1993 Stock Incentive Plan**                      *
                    10.3           WVS Financial Corp. 1993 Directors' Stock Option Plan**              *
                    10.4           WVS Financial Corp. Employee Stock Ownership Plan and Trust**        *
                    10.5           Amended West View Savings Bank Employee
                                          Profit Sharing Plan**                                         *
                    10.6           Employment Agreements between WVS Financial Corp. and
                                          David Bursic, Margaret VonDerau and Edward Wielgus **       ***
                    10.7           Directors Deferred Compensation Program**                            *
                    13             2001 Annual Report to Stockholders                                 E-1
                    21             Subsidiaries of the Registrant - Reference is made to
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

               (3)(b) Not applicable.

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WVS FINANCIAL CORP.



September 28, 2001                  By:  /s/ David J. Bursic
                                         -------------------------------------
                                         David J. Bursic
                                         President and Chief Executive Officer


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David J. Bursic
-----------------------------------------
David J. Bursic, Director, President and               September 28, 2001
(Principal Executive Officer)


/s/ William J. Hoegel
-----------------------------------------
William J. Hoegel,                                     September 28, 2001
Chairman of the Board


/s/ Margaret VonDerau
-----------------------------------------
Margaret VonDerau, Director,                           September 28, 2001
Senior Vice President, Treasurer
and Corporate Secretary


/s/ Keith A. Simpson
-----------------------------------------
Keith A. Simpson, Controller                           September 28, 2001


/s/ David L. Aeberli
-----------------------------------------
David L. Aeberli, Director                             September 28, 2001


/s/ Arthur H. Brandt
-----------------------------------------
Arthur H. Brandt, Director                             September 28, 2001


/s/ Donald E. Hook
-----------------------------------------
Donald E. Hook, Director                               September 28, 2001


/s/ John M. Seifarth
-----------------------------------------
John M. Seifarth, Director                             September 28, 2001