Form 10-Q
period 2001-09-30
WVS FINANCIAL CORP
filed 2001-11-14
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                           25-1710500
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

         9001 Perry Highway
      Pittsburgh, Pennsylvania                                         15237
----------------------------------------                             ----------
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


             Shares outstanding as of November 13, 2001: 2,742,664 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----


PART I.     Financial Information                          Page
-------     ---------------------                          ----

Item 1.     Financial Statements

            Consolidated Statements of Financial
            Condition as of September 30, 2001
            and June 30, 2001 (Unaudited)                    3

            Consolidated Statements of Income
            for the Three Months Ended
            September 30, 2001 and 2000 (Unaudited)          4

            Consolidated Statements of Cash Flows
            for the Three Months Ended September 30,
            2001 and 2000 (Unaudited)                        5

            Consolidated Statements of Changes in
            Stockholders' Equity for the Three Months
            Ended September 30, 2001 (Unaudited)             7

            Notes to Unaudited Consolidated
            Financial Statements                             8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations for the Three Months
            Ended September 30, 2001                        10

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk                               15

PART II.    Other Information                              Page
--------    -----------------                              ----

Item 1.     Legal Proceedings                               19
Item 2.     Changes in Securities and Use of Proceeds       19
Item 3.     Defaults upon Senior Securities                 19
Item 4.     Submission of Matters to a Vote of
            Security Holders                                19
Item 5.     Other Information                               19
Item 6.     Exhibits and Reports on Form 8-K                19
  --        Signatures                                      20

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                                 (In thousands)

                                                                   September 30, 2001      June 30, 2001
                                                                   ------------------     ---------------
          Assets
          ------
Cash and due from banks                                               $     937             $     696
Interest-earning demand deposits                                          2,661                 2,297
Investment securities available-for-sale (amortized cost of
   $3,455 and $1,380)                                                     3,478                 1,379
Investment securities held-to-maturity (market value of
   $110,432 and $129,191)                                               107,061               128,213
Mortgage-backed securities available-for-sale (amortized cost of
   $7,901 and $8,386)                                                     8,170                 8,551
Mortgage-backed securities held-to-maturity (market value of
   $51,717 and $56,082)                                                  50,616                55,582
Federal Home Loan Bank stock, at cost                                     8,187                 8,150
Net loans receivable (allowance for loan losses of $2,763)              178,489               185,179
Accrued interest receivable                                               2,962                 3,837
Premises and equipment                                                    1,058                 1,001
Deferred taxes and other assets                                           1,461                 1,555
                                                                      ---------             ---------
          TOTAL ASSETS                                                $ 365,080             $ 396,440
                                                                      =========             =========

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                      $  11,377             $  11,634
   NOW accounts                                                          18,295                18,411
   Savings accounts                                                      37,081                36,589
   Money market accounts                                                 12,162                12,095
   Certificates of deposit                                               92,245                99,300
                                                                      ---------             ---------
   Total savings deposits                                               171,160               178,029
Federal Home Loan Bank advances                                         155,657               161,494
Other borrowings                                                          1,000                20,660
Advance payments by borrowers for taxes and insurance                     1,134                 3,310
Accrued interest payable                                                  2,289                 2,441
Other liabilities                                                         4,390                 1,861
                                                                      ---------             ---------
     TOTAL LIABILITIES                                                  335,630               367,795

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                               --                    --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,711,728 and 3,708,590 shares issued                                     37                    37
Additional paid-in capital                                               19,780                19,742
Treasury stock: 963,644 and 955,144 shares at cost, respectively        (13,729)              (13,589)
Retained earnings, substantially restricted                              23,278                22,478
Accumulated other comprehensive income                                      193                   108
Unallocated shares - Recognition and Retention Plans                       (109)                 (131)
Unallocated shares - Employee Stock Ownership Plan                           --                    --
                                                                      ---------             ---------
     TOTAL STOCKHOLDERS' EQUITY                                          29,450                28,645
                                                                      ---------             ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 365,080             $ 396,440
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

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                                    Three Months Ended
                                                                       September 30,
                                                                --------------------------
                                                                   2001             2000
                                                                ----------      ----------
INTEREST AND DIVIDEND INCOME:
     Loans                                                      $    3,544      $    3,701
     Investment securities                                           1,882           2,414
     Mortgage-backed securities                                        975           1,290
     Interest-earning deposits with other institutions                   4               8
     Federal Home Loan Bank stock                                      139             104
                                                                ----------      ----------
          Total interest and dividend income                         6,544           7,517
                                                                ----------      ----------

INTEREST EXPENSE:
     Deposits                                                        1,608           1,673
     Borrowings                                                      2,245           3,309
     Advance payments by borrowers for taxes and insurance               6               6
                                                                ----------      ----------
          Total interest expense                                     3,859           4,988
                                                                ----------      ----------

NET INTEREST INCOME                                                  2,685           2,529
PROVISION FOR LOAN LOSSES                                               37              --
                                                                ----------      ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  2,648           2,529
                                                                ----------      ----------

NON-INTEREST INCOME:
     Service charges on deposits                                       104              91
     Other                                                              76              82
                                                                ----------      ----------
          Total non-interest income                                    180             173
                                                                ----------      ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                    627             608
     Occupancy and equipment                                            89              87
     Deposit insurance premium                                           8               9
     Data processing                                                    45              58
     Correspondent bank service charges                                 44              38
     Other                                                             163             156
                                                                ----------      ----------
          Total non-interest expense                                   976             956
                                                                ----------      ----------

INCOME BEFORE INCOME TAXES                                           1,852           1,746
INCOME TAXES                                                           611             646
                                                                ----------      ----------
NET INCOME                                                      $    1,241      $    1,100
                                                                ==========      ==========

EARNINGS PER SHARE:
     Basic                                                      $     0.45      $     0.39
     Diluted                                                    $     0.45      $     0.38

AVERAGE SHARES OUTSTANDING:
     Basic                                                       2,753,358       2,858,302
     Diluted                                                     2,763,744       2,873,787



          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                               -----------------------
                                                                                 2001           2000
                                                                               --------       --------
OPERATING ACTIVITIES

Net income                                                                     $  1,241       $  1,100
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan and real estate owned losses                                   37             --
   Depreciation and amortization, net                                                29             27
   Amortization of discounts, premiums and deferred loan fees                      (120)           (48)
   Amortization of ESOP, RRP and deferred and unearned
      compensation                                                                   22             23
   Decrease in accrued interest receivable                                          875            992
   (Decrease) increase in accrued interest payable                                 (152)         1,185
   Increase in accrued and deferred taxes                                           635            229
   Other, net                                                                      (117)           (17)
                                                                               --------       --------
         Net cash provided by operating activities                                2,450          3,491
                                                                               --------       --------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                       (2,073)            --
   Proceeds from repayments of investments and mortgage-backed securities           486            386
Held-to-maturity:
   Purchases of investments and mortgage-backed securities                      (44,383)            --
   Proceeds from repayments of investments and mortgage-backed securities        72,742          1,570
Decrease (increase) in net loans receivable                                       6,587           (704)
Hand money received on real estate owned                                              5             --
Increase in FHLB stock                                                              (37)        (1,547)
Purchases of premises and equipment                                                 (87)            (3)
                                                                               --------       --------
         Net cash provided by (used for) investing activities                    33,240           (298)
                                                                               --------       --------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                              -------------------
                                                                              2001           2000
                                                                            --------        -------
FINANCING ACTIVITIES

Net increase (decrease) in transaction and passbook accounts                    186         (1,129)
Net (decrease) increase in certificates of deposit                           (7,055)           635
Net (decrease) increase in FHLB advances                                     (5,837)        30,950
Net (decrease) in other borrowings                                          (19,660)       (30,373)
Net decrease in advance payments by borrowers for taxes and insurance        (2,176)        (2,215)
Net proceeds from issuance of common stock                                       38             21
Funds used for purchase of treasury stock                                      (140)          (424)
Cash dividends paid                                                            (441)          (457)
                                                                            --------        -------
         Net cash used for financing activities                             (35,085)        (2,992)
                                                                            --------        -------

         Increase in cash and cash equivalents                                  605            201

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                          2,993          2,915
                                                                           --------        -------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                             $  3,598       $  3,116
                                                                           ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                         $  4,011       $  3,803
      Income taxes                                                         $     20       $    462



          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                            Accumulated
                                                                                              Other         Retained
                                        Additional             Unallocated    Unallocated     Compre-       Earnings
                                Common   Paid-In     Treasury  Shares Held    Shares Held     hensive     Substantially
                                 Stock   Capital      Stock      by ESOP        by RRP        Income        Restricted     Total
                                 -----   -------      -----      -------      ----------      ------      --------------  --------
Balance at June 30, 2001        $   37   $19,742    $(13,589)   $   ---         $ (131)       $  108         $22,478      $28,645

Comprehensive income:

   Net Income                                                                                                  1,241        1,241
   Other comprehensive
     income:
      Change in unrealized
          holding gains on
          securities, net of
          income tax effect of
          $   44                                                                                  85                           85
                                                                                                                          -------
Comprehensive income                                                                                                        1,326

Purchase of shares for
   treasury stock                                       (140)                                                                (140)


Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                        22                                         22

Exercise of stock options                     38                                                                               38

Cash dividends declared
   ($0.16 per share)                                                                                            (441)        (441)
                                ------   -------    --------    -------         ------        ------         -------      -------
Balance at Sept. 30, 2001       $   37   $19,780    $(13,729)   $   ---         $ (109)       $  193         $23,278      $29,450
                                ======   =======    ========    =======         ======        ======         =======      =======


          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.             BASIS OF PRESENTATION
               ---------------------

               The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.             RECENT ACCOUNTING PRONOUNCEMENTS
               --------------------------------

               In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

               In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. The adoption of Statement No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

3.             EARNINGS PER SHARE
               ------------------

               The following table sets forth the computation of basic and diluted earnings per share.

                                                                      Three Months Ended
                                                                         September 30,
                                                                 -----------------------------
                                                                     2001              2000
                                                                 -----------       -----------
Weighted average common shares outstanding                         3,710,677         3,688,078
Average treasury stock shares                                       (957,319)         (829,776)
Average unearned ESOP shares                                              --                --
                                                                 -----------       -----------

Weighted average common shares and common stock equivalents
  used to calculate basic earnings per share                       2,753,358         2,858,302

Additional common stock equivalents (stock options) used to
  calculate diluted earnings per share                                10,386            15,485
                                                                 -----------       -----------

Weighted average common shares and common stock equivalents
  used to calculate diluted earnings per share                     2,763,744         2,873,787
                                                                 ===========       ===========

Net income                                                       $ 1,240,538       $ 1,100,472
                                                                 ===========       ===========

Earnings per share:
   Basic                                                         $      0.45       $      0.39
   Diluted                                                       $      0.45       $      0.38

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

FORWARD LOOKING STATEMENTS

               When used in this Form 10-Q or, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

               The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to forward looking statements to reflect events or circumstances after the date of statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

               WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

               West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2001.

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

FINANCIAL CONDITION

               The Company's assets totaled $365.1 million at September 30, 2001, as compared to $396.4 million at June 30, 2001. The $31.3 million or 7.9% decrease in total assets was primarily comprised of a $24.4 million or 12.1% decrease in investment and mortgage-backed securities, including FHLB Stock, a $6.7 million or 3.6% decrease in net loans receivable, and a $875 thousand or 22.8% decrease in accrued interest receivable, which were partially offset by a $605 thousand or 20.2% increase in cash and interest-earning demand deposits.

               The Company's total liabilities decreased $32.2 million or 8.8% to $335.6 million as of September 30, 2001, from $367.8 million as of June 30, 2001. The $32.2 million decrease in total liabilities was primarily comprised of a $19.7 million or 95.2% decrease in other borrowings, a $6.9 million decrease in total savings deposits, a $5.8 million or 3.6% decrease in FHLB advances, and a $2.2 million or 65.7% decrease in advance payments by borrowers for taxes and insurance due to the seasonal payment of local real estate taxes, which was partially offset by a $2.5 million or 135.9% increase in other liabilities, principally unfunded security purchase commitments. Approximately $5.3 million of the $6.9 million decrease in total savings was attributable to the Company's decision to reduce its offerings of municipal cash management time deposits due to increased cash flows in the Company's investment and loan portfolios.

               Total stockholders' equity increased $805 thousand or 2.8% to $29.4 million as of September 30, 2001, from $28.6 million as of June 30, 2001. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $140 thousand and $441 thousand, respectively, which were entirely funded by net income of $1.2 million for the three months ended September 30, 2001.


RESULTS OF OPERATIONS

                 General. WVS reported net income of $1.2 million, or $0.45 diluted earnings per share for the three months ended September 30, 2001. Net income increased by $141 thousand or 12.8% and diluted earnings per share increased $0.07 or 18.4% for the three months ended September 30, 2001, when compared to the same period in 2000. The increase in net income was primarily attributable to a $156 thousand increase in net interest income, and a $35 thousand decrease in income tax expense, which were partially offset by a $37 thousand increase in provisions for loan losses and a $20 thousand increase in non-interest expense.

                 Net Interest Income. The Company's net interest income increased by $156 thousand or 6.2% for the three months ended September 30, 2001, when compared to the same period in 2000. The increase was principally attributable to decreases in the Company's wholesale borrowing costs which was partially offset by a decrease in interest on investment and mortgage-backed securities, including FHLB stock.

                 Interest Income. Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock ("other investment securities") decreased by $501 thousand or 19.8% for the three months ended September 30, 2001, when compared to the same period in 2000. The decrease was primarily attributable to a $19.3 million decrease in the average balance of investment securities outstanding and a 29 basis point decrease in the weighted average yield earned on investment securities for the three months ended September 30, 2001, when compared to the same period in 2000. The decrease in the average balance of investment securities during the three month period ended September 30, 2001 was principally attributable to issuer redemptions of higher rate investment securities due to the decrease in market interest rates. The decrease in the weighted average yield earned was consistent with market conditions for the three months ended September 30, 2001.

                 Interest on net loans receivable decreased by $157 thousand or 4.2% for the three months ended September 30, 2001, when compared to the same period in 2000. The decrease was attributable to a decrease of $167 thousand in the average balance of net loans receivable outstanding and a decrease of 33 basis points in the weighted average yield earned on net loans receivable for the three months ended September 30, 2001, when compared to the same period in 2000. The decreases in the average loan balance outstanding for the three months ended September 30, 2001, was primarily attributable to an increased level of mortgage prepayments and refinancing due to lower market rates on mortgages. The Company's weighted average loan yield was also impacted by a $3.8 million increase in nonaccrual commercial real estate loans at September 30, 2001, when compared to the same period in 2000.

                 Interest on mortgage-backed securities decreased by $315 thousand or 24.4% for the three months ended September 30, 2001, when compared to the same period in 2000. The decrease was attributable to a 80 basis point decrease in the weighted average yield earned on mortgage-backed securities, and a $10.8 million decrease in the average balance of mortgage-backed securities for the three months ended September 30, 2001, when compared to the same period in 2000. The decrease in the average balance of mortgage-backed securities was primarily attributable to increased levels of prepayments and refinancings due to lower mortgage market rates.

                 Interest Expense. Interest expense on deposits and escrows decreased by $65 thousand or 3.9% for the three months ended September 30, 2001, when compared to the same period in 2000. The decrease in interest expense on deposits and escrows was principally attributable to a 31 basis point decrease in the average yield paid on deposits and escrows, which was partially offset by a $6.0 million increase in the average balance of interest-bearing deposits and escrows for the three months ended September 30, 2001, when compared to the same period in 2000. The average yield paid on interest-bearing deposits and escrows decreased due to lower rates paid on time deposits and NOW accounts.

                 Interest expense on FHLB advances and other borrowings decreased by $1.1 million or 32.2% for the three months ended September 30, 2001, when compared to the same period in 2000. The decrease was primarily attributable to a $39.0 million or 19.3% decrease in the average balance of such borrowings outstanding, and a 105 basis point decrease in the weighted average rate paid on such borrowings for the three months ended September 30, 2001. The reduction of borrowings outstanding was funded by issuer redemptions of higher rate investment securities in the Company's portfolio.

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

                 The Company recorded a $37 thousand provision for possible losses on loans for the three months ended September 30, 2001. At September 30, 2001, the Company's total allowance for loan losses amounted to $2.8 million or 1.5% of the Company's total loan portfolio, as compared to $2.0 million or 1.1% at September 30, 2000. The Company believes that the additional loan loss reserves are prudent and warranted at this time due to the weakening of the national economy and the current work-out status of the Company's nonperforming loans.

                 Non-Interest Income. Total non-interest income increased by $7 thousand or 4.0% for the three months ended September 30, 2001, when compared to the same period in 2000. The increase in non-interest income for the three months ended September 30, 2001, was primarily attributable to increases in deposit related service fee income.

                 Non-Interest Expense. Total non-interest expense increased $20 thousand or 2.1% for the three months ended September 30, 2001 when compared to the same period in 2000.

                 Compensation and employee benefits expense increased $19 thousand or 3.1% for the three months ended September 30, 2001, when compared to the same period in 2000. The increase for the three months ended September 30, 2001 was primarily attributable to cost of living adjustments in employee salaries and benefits.


LIQUIDITY AND CAPITAL RESOURCES

               Net cash provided by operating activities totaled $2.5 million during the three months ended September 30, 2001. Net cash provided by operating activities was primarily comprised of $1.2 million of net income, an $875 thousand decrease in accrued interest receivable, and a $635 thousand increase in accrued and deferred taxes, which were partially offset by a $152 thousand decrease in accrued interest payable.

               Funds provided by investing activities totaled $33.2 million during the three months ended September 30, 2001. Primary sources of funds during the three months ended September 30, 2001, included $73.2 million of proceeds from repayments of investment and mortgage-backed securities, and a $6.6 million decrease in net loans receivable, which were partially offset by $46.5 million for purchases of investments and mortgage-backed securities, including Federal Home Loan Bank stock. During the quarter ended September 30, 2001, principal investment purchases were comprised of: investment grade commercial paper - $37.9 million with a weighted average yield of approximately 3.92%; and investment grade corporate bonds - $8.6 million with a weighted average yield of approximately 4.06%. Major investment proceeds received during the quarter ended September 30, 2001 were: callable government agency bonds - $38.3 million with a weighted average rate of approximately 6.94%; and investment grade commercial paper - $25.6 million with a weighted average yield of approximately 4.30%. In most cases, the initial spread earned on investment security purchases averaged approximately 23.2 basis points.

               At September 30, 2001, the Company held $58.8 million of mortgage-backed securities with an approximate weighted average yield of 6.2%. The mortgage-backed securities purchases were made in order to mitigate the principal redemptions on the Company's callable bond portfolio and earn a higher yield with an expected average life profile comparable to longer-term callable agency bonds. In order to mitigate risk associated with a general rise in market interest rates, approximately $15.8 million or 26.9% of the Company's mortgage-backed securities portfolio were floating rate with a weighted average yield of approximately 4.4%.

               Funds used for financing activities totaled $35.1 million for the three months ended September 30, 2001. The primary financial use included a $19.7 million decrease in other short-term borrowings, a $9.0 million decrease in deposits and escrows, a $5.8 million decrease in FHLB advances, $441 thousand in cash dividends paid on the Company's common stock, and $140 thousand in purchased treasury stock. Management believes that it currently is maintaining adequate liquidity and continues to better match funding sources with lending and investment opportunities.

               During the quarter ended September 30, 2001, the Company borrowed approximately $48.9 million in various borrowings from the FHLB with a weighted average rate of 3.76%, and incurred $25.0 million in other borrowings with a weighted average rate of 3.62%. During the three months ended September 30, 2001, the Company repaid $54.8 million of FHLB advances and $44.7 million of other borrowings.

               The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At September 30, 2001, the total approved loan commitments outstanding amounted to $4.1 million. At the same date, commitments under unused lines of credit amounted to $7.5 million and the unadvanced portion of construction loans approximated $14.8 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2001, totaled $67.8 million. Management believes that a significant portion of maturing deposits will remain with the Company.

               Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. During the quarter ended September 30, 2001, the Company experienced abnormally large issuer redemptions in its government agency investment securities portfolio due to a 75 point reduction in the federal funds rate, and a general downward trend in market interest rates. In response to this phenomenon, the Company paid down a substantial portion of its short-term borrowings and purchased investment grade commercial paper and corporate bonds in order to partially mitigate the issuer redemptions of government agency bonds. The Company has access to the Federal Reserve Bank discount window. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

               On October 30, 2001, the Company's Board of Directors declared a cash dividend of $0.16 per share payable November 15, 2001, to shareholders of record at the close of business on November 5, 2001. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

               As of September 30, 2001, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $29.3 million or 14.0% and $31.9 million or 15.3%, respectively, of total risk-weighted assets, and Tier I leverage capital of $29.3 million or 7.75% of average quarterly assets.

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

               The Company's nonperforming assets at September 30, 2001, totaled approximately $4.9 million or 1.3% of total assets as compared to $5.0 million or 1.3% at June 30, 2001. Nonperforming assets at September 30, 2001, consisted of $3.3 million in commercial real estate loans, $1.4 million in construction and land development loans, $224 thousand in single-family loans, $23 thousand in commercial loans, and $4 thousand in consumer loans. During the three months ended September 30, 2001, the Company collected and recognized approximately $49 thousand in past due interest on its nonperforming loans. Approximately $65 thousand of additional interest income would have been recorded during the three months ended September 30, 2001, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the three months ended September 30, 2001. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

ITEM 3.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT

               The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Company's transactions are denominated in US dollars with no specific foreign exchange exposure. The Savings Bank has no agricultural loan assets and therefore would not have a specific exposure to changes in commodity prices. Any impacts that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be exogenous and will be analyzed on an ex post basis.
                                                   -------

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

               As of September 30, 2001, the Company's asset and liability management initiatives resulted in the following:

1) an aggregate of $47.9 million or 26.8% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months;
2) $15.8 million or 26.9% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were secured by floating rate securities; and
3) the term structure of the Company's borrowings as of September 30, 2001 has been extended as follows: 1-3 years: $8.0 million or 5.1%; 3-5 years: $4.2 million or 2.7%; over 5 years: $144.5 million or 92.2%.

               The effect of interest rate changes on a financial institution's assets and liabilities may be analyzed by examining the "interest rate sensitivity" of the assets and liabilities and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within a given time period. A gap is considered positive (negative) when the amount of rate sensitive assets (liabilities) exceeds the amount of rate sensitive liabilities (assets). During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income.

                The following table sets forth certain information at the dates indicated relating to the Company's interest-earning assets and interest-bearing liabilities which are estimated to mature or are scheduled to reprice within one year.

                                                               September 30,                June 30,
                                                               -------------      -----------------------------
                                                                   2001              2001               2000
                                                                 ---------        ----------         ----------
                                                                            (Dollars in Thousands)
Interest-earning assets maturing or
   repricing within one year                                     $ 197,887        $  155,928         $   86,215
Interest-bearing liabilities maturing or
   repricing within one year                                       123,578           137,232            275,814
                                                                 ---------        ----------         ----------

Interest sensitivity gap                                         $  74,304        $   18,696         $ (189,599)
                                                                 =========        ==========         ==========

Interest sensitivity gap as a percentage of
   total assets                                                       22.0%              4.7%            (46.3)%
Ratio of assets to liabilities
   maturing or repricing within one year                             160.1%            113.6%              31.3%



               During the quarter ended September 30, 2001, the Company markedly improved its one year interest sensitivity gap by: (1) extending the term structure of a portion of the Company's borrowings; (2) reducing the amount of short-term borrowings; (3) increasing the amount of short-term commercial paper investments; and (4) generally limiting incremental corporate bond purchases to those with repricing dates within 2 years.

  The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time
  - at September 30, 2001. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.


                                                                     Stressed Repricing Gap
                                                                     ----------------------
                                                                                                                        Long Term
                                                                                                                         & Non
                               Month 3       Month 6         Month 12       Month 24        Month 36       Month 60     sensitive
                               -------       -------         --------       --------        --------       --------     ---------
                                                                       (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
Gap ($'s)                      -16,768        -30,399          -45,529          -62,281         -68,974        -60,289       0
% of Total
  Assets                       -4.6%          -8.3%            -12.4%           -17.0%          -18.8%         -16.4%      0.0%
Base Case Up 100 bp
-------------------
Cummulative
Gap ($'s)                       55,050         42,719           32,481           35,617          40,331         67,498       0
% of Total
  Assets                        15.0%          11.7%            8.9%             9.7%            11.0%          18.4%      0.0%
Base Case No Change
-------------------
Cummulative
Gap ($'s)                       74,902         71,179           74,304           83,386          89,955         123,033      0
% of Total
  Assets                        20.4%          19.4%            20.3%            22.7%           24.5%          33.6%      0.0%
Base Case Down 100 bp
---------------------
Cummulative
Gap ($'s)                       81,266         82,229           87,824           95,689          101,488        131,642      0
% of Total
  Assets                        22.2%          22.4%            24.0%            26.1%           27.7%          35.9%      0.0%
Base Case Down 200 bp
---------------------
Cummulative
Gap ($'s)                       87,394         90,802           96,862           106,832         113,094        141,911      0
% of Total
  Assets                        23.8%          24.8%            26.4%            29.1%           30.9%          38.7%      0.0%


                Beginning in the third quarter of fiscal 2001, the Company began to utilize an income simulation model to measure interest rate risk and to manage interest rate sensitivity. The Company believes that income simulation modeling may enable the Company to more accurately estimate the possible effects on net interest income due to changing market interest rates. Other key model parameters include: estimated prepayment rates on the Company's loan, mortgage-backed securities and investment portfolios; savings decay rate assumptions; and the repayment terms and embedded options of the Company's borrowings.

  The following table presents the simulated impact of a 100 and 200 basis point upward or downward shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2001.

           Analysis of Sensitivity to Changes in Market Interest Rates
           -----------------------------------------------------------

                                            Modeled Change in Market Interest Rates
                                          -------------------------------------------------------------------
Estimated impact on:                      -200          -100           0               +100         +200
--------------------
   Change in net interest income          -37.5%        -19.1%         0.0%            17.5%        12.3%

   Return on average equity               5.76%         9.57%          13.41%          16.81%       15.80%

   Return on average assets               0.47%         0.79%          1.12%           1.37%        1.28%

   Market value of equity (in             $18,220       $27,173        $33,795         $39,580      $25,305
      thousands)


                The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2001.

                               Anticipated Transactions
         ------------------------------------------------------------
                                               (Dollars in Thousands)
         Undisbursed construction and
             land development loans
               Fixed rate                              $  6,310
                                                           7.77%

               Adjustable rate                         $  8,486
                                                           7.75%

         Undisbursed lines of credit
               Adjustable rate                         $  7,508
                                                           6.93%

         Loan origination commitments
               Fixed rate                              $  3,968
                                                           7.54%

               Adjustable rate                         $    170
                                                           8.40%

         Letters of credit
               Adjustable rate                         $    277
                                                           9.00%
                                                       --------
                                                       $ 26,719
                                                       ========

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



                                  WVS FINANCIAL CORP.




         November 14, 2001        BY:  /s/ David J. Bursic
                                       ----------------------------------------
         Date                          David J. Bursic
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


         November 14, 2001        BY:  /s/ Keith A. Simpson
                                       ----------------------------------------
         Date                          Keith A. Simpson
                                       Controller