Form 10-Q
period 2001-12-31
WVS FINANCIAL CORP
filed 2002-02-14
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______ to ______


                         Commission File Number: 0-22444

                               WVS Financial Corp.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                      25-1710500
---------------------------------                   -------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)


           9001 Perry Highway
        Pittsburgh, Pennsylvania                                15237
-----------------------------------------                 -----------------
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

YES [ X ]   NO [  ]

     Shares outstanding as of February 11, 2002: 2,726,684 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------
                                      INDEX
                                      -----

PART I.      Financial Information                                     Page
-------      ---------------------                                     ----

Item 1.      Financial Statements

             Consolidated Statements of Financial
             Condition as of December 31, 2001
             and June 30, 2001 (Unaudited)                               3

             Consolidated Statements of Income
             for the Three and Six Months Ended
             December 31, 2001 and 2000 (Unaudited)                      4

             Consolidated Statements of Cash Flows
             for the Six Months Ended December 31,
             2001 and 2000 (Unaudited)                                   5

             Consolidated Statements of Changes in
             Stockholders' Equity for the Six Months
             Ended December 31, 2001 (Unaudited)                         7

             Notes to Unaudited Consolidated
             Financial Statements                                        8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations for the Three and Six Months
             Ended December 31, 2001                                    10

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk                                          16

PART II.     Other Information                                         Page
--------     -----------------                                         ----

Item 1.      Legal Proceedings                                          20
Item 2.      Changes in Securities and Use of Proceeds                  20
Item 3.      Defaults upon Senior Securities                            20
Item 4.      Submission of Matters to a Vote of
             Security Holders                                           20
Item 5.      Other Information                                          20
Item 6.      Exhibits and Reports on Form 8-K                           21
  --         Signatures                                                 22


                       WVS FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                                 (In thousands)
                                                                       December 31, 2001     June 30, 2001
                                                                       -----------------     -------------
          Assets
          ------
Cash and due from banks                                                    $     950           $     696
Interest-earning demand deposits                                               2,563               2,297
Investment securities available-for-sale (amortized cost of
   $18,272 and $1,380)                                                        18,295               1,379
Investment securities held-to-maturity (market value of
   $142,719 and $129,191)                                                    140,140             128,213
Mortgage-backed securities available-for-sale (amortized cost of
   $7,225 and $8,386)                                                          7,491               8,551
Mortgage-backed securities held-to-maturity (market value of
   $50,963 and $56,082)                                                       50,098              55,582
Federal Home Loan Bank stock, at cost                                          9,222               8,150
Net loans receivable (allowance for loan losses of $2,758 and $2,763)        172,124             185,179
Accrued interest receivable                                                    3,043               3,837
Premises and equipment                                                         1,030               1,001
Deferred taxes and other assets                                                1,625               1,555
                                                                           ---------           ---------
          TOTAL ASSETS                                                     $ 406,581           $ 396,440
                                                                           =========           =========

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                           $  12,278           $  11,634
   NOW accounts                                                               19,568              18,411
   Savings accounts                                                           37,130              36,589
   Money market accounts                                                      13,506              12,095
   Certificates of deposit                                                    91,886              99,300
                                                                           ---------           ---------
    Total savings deposits                                                   174,368             178,029
Federal Home Loan Bank advances                                              164,537             161,494
Other borrowings                                                              32,373              20,660
Advance payments by borrowers for taxes and insurance                          1,614               3,310
Accrued interest payable                                                       2,220               2,441
Other liabilities                                                              1,716               1,861
                                                                           ---------           ---------
     TOTAL LIABILITIES                                                       376,828             367,795

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                                    --                  --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,712,708 and 3,708,590 shares issued                                          37                  37
Additional paid-in capital                                                    19,788              19,742
Treasury stock: 988,286 and 955,144 shares at cost, respectively             (14,119)            (13,589)
Retained earnings, substantially restricted                                   23,949              22,478
Accumulated other comprehensive income                                           190                 108
Unallocated shares - Recognition and Retention Plans                             (92)               (131)
Unallocated shares - Employee Stock Ownership Plan                                --                  --
                                                                           ---------           ---------
     TOTAL STOCKHOLDERS' EQUITY                                               29,753              28,645
                                                                           ---------           ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 406,581           $ 396,440
                                                                           =========           =========




          See accompanying notes to consolidated financial statements.


                               WVS FINANCIAL CORP. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)
                              (In thousands, except per share data)


                                                         Three Months Ended              Six Months Ended
                                                            December 31,                   December 31,
                                                            ------------                   ------------
                                                       2001             2000          2001             2000
                                                       ----             ----          ----             ----
INTEREST AND DIVIDEND INCOME:
     Loans                                          $    3,461      $    3,662      $    7,005      $    7,363
     Investment securities                               1,627           2,446           3,510           4,860
     Mortgage-backed securities                            840           1,260           1,815           2,549
     Interest-earning deposits with other
         institutions                                        4              13               7              22
     Federal Home Loan Bank stock                          130             137             269             241
                                                    ----------      ----------      ----------      ----------
          Total interest and dividend income             6,062           7,518          12,606          15,035
                                                    ----------      ----------      ----------      ----------

INTEREST EXPENSE:
     Deposits                                            1,324           1,717           2,932           3,390
     Borrowings                                          2,307           3,280           4,552           6,588
     Advance payments by borrowers for taxes
       and insurance                                         6               8              12              14
                                                    ----------      ----------      ----------      ----------
          Total interest expense                         3,637           5,005           7,496           9,992
                                                    ----------      ----------      ----------      ----------

NET INTEREST INCOME                                      2,425           2,513           5,110           5,043
PROVISION FOR LOAN LOSSES                                   20              --              57              --
                                                    ----------      ----------      ----------      ----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                       2,405           2,513           5,053           5,043
                                                    ----------      ----------      ----------      ----------

NON-INTEREST INCOME:
     Service charges on deposits                           107             100             211             191
     Other                                                 103              85             179             168
                                                    ----------      ----------      ----------      ----------
          Total non-interest income                        210             185             390             359
                                                    ----------      ----------      ----------      ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                        618             621           1,245           1,230
     Occupancy and equipment                                93              96             183             183
     Deposit insurance premium                               8               9              17              18
     Data processing                                        48              36              93              94
     Correspondent bank service charges                     41              36              84              74
     Other                                                 301             208             464             364
                                                    ----------      ----------      ----------      ----------
          Total non-interest expense                     1,109           1,006           2,086           1,963
                                                    ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAXES                               1,506           1,692           3,357           3,439
INCOME TAXES                                               397             591           1,008           1,238
                                                    ----------      ----------      ----------      ----------
NET INCOME                                          $    1,109      $    1,101      $    2,349      $    2,201
                                                    ==========      ==========      ==========      ==========

EARNINGS PER SHARE:
     Basic                                          $     0.40      $     0.39      $     0.86      $     0.78
     Diluted                                        $     0.40      $     0.39      $     0.85      $     0.78

AVERAGE SHARES OUTSTANDING:
     Basic                                           2,740,451       2,814,033       2,746,905       2,816,167
     Diluted                                         2,752,157       2,829,455       2,757,951       2,831,621


          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                      Six Months Ended
                                                                                         December 31,
                                                                                ----------------------------
                                                                                    2001              2000
                                                                                    ----              ----
OPERATING ACTIVITIES

Net income                                                                       $   2,349         $   2,201
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan losses                                                            57                --
   Depreciation and amortization, net                                                   62                56
   Amortization of discounts, premiums and deferred loan fees                         (299)             (113)
   Amortization of ESOP, RRP and deferred and unearned
      compensation                                                                      39                46
   Decrease (increase) in accrued interest receivable                                  794              (237)
   (Decrease) increase in accrued interest payable                                    (221)            2,185
   (Decrease) increase in accrued and deferred taxes                                  (110)              199
   Other, net                                                                         (143)              276
                                                                                 ---------         ---------
         Net cash provided by operating activities                                   2,528             4,613
                                                                                 ---------         ---------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                         (17,165)               --
   Proceeds from repayments of investments and mortgage-backed securities            1,512               721
Held-to-maturity:
   Purchases of investments and mortgage-backed securities                        (151,814)          (10,617)
   Proceeds from repayments of investments and mortgage-backed securities          145,709             9,489
Decrease (increase) in net loans receivable                                         12,850            (1,409)
Increase in Federal Home Loan Bank stock                                            (1,072)           (3,657)
Purchases of premises and equipment                                                    (92)              (18)
Other, net                                                                              27                --
                                                                                 ---------         ---------
         Net cash used for investing activities                                    (10,045)           (5,491)
                                                                                 ---------         ---------


                     WVS FINANCIAL CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                               (In thousands)

                                                                               Six Months Ended
                                                                                  December 31,
                                                                         ----------------------------
                                                                             2001              2000
                                                                             ----              ----
FINANCING ACTIVITIES

Net increase (decrease) in transaction and passbook accounts                 3,753            (1,373)
Net (decrease) increase in certificates of deposit                          (7,414)            1,337
Net (decrease) increase in FHLB advances                                   (11,236)            5,280
Net increase (decrease) in other borrowings                                 11,713           (68,222)
Proceeds from FHLB long-term advances                                       17,279            67,000
Repayments of FHLB long-term advances                                       (3,000)               --
Net decrease in advance payments by borrowers for taxes and insurance       (1,696)           (1,149)
Net proceeds from issuance of common stock                                      46                21
Funds used for purchase of treasury stock                                     (530)           (1,260)
Cash dividends paid                                                           (878)             (909)
                                                                          --------          --------
         Net cash provided by financing activities                           8,037               725
                                                                          --------          --------

         Increase (decrease) in cash and cash equivalents                      520              (153)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                         2,993             2,915
                                                                          --------          --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                            $  3,513          $  2,762
                                                                          ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                        $  7,717          $  7,807
      Income taxes                                                        $  1,160          $    933

   Non-cash item:
      Pennsylvania Education Tax Credit                                   $    100                --


          See accompanying notes to consolidated financial statements.


                                                WVS FINANCIAL CORP. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)
                                                          (In thousands)

                                                                                              Accumulated
                                                                                                 Other        Retained
                                       Additional               Unallocated     Unallocated     Compre-       Earnings
                                Common   Paid-In     Treasury   Shares Held     Shares Held     hensive     Substantially
                                 Stock   Capital      Stock       by ESOP         by RRP        Income        Restricted      Total
                                 -----   -------      -----     -----------     -----------    --------       ----------      -----
Balance at June 30, 2001      $    37    $19,742    $(13,589)   $      ---      $    (131)      $   108        $22,478      $28,645

Comprehensive income:

   Net Income                                                                                                    2,349        2,349
   Other comprehensive
     income:
      Change in unrealized
          holding gains on
          securities, net of
          income tax effect of
          $42                                                                                        82                          82
                                                                                                                           --------

Comprehensive income                                                                                                          2,431

Purchase of shares for
   treasury stock                                       (530)                                                                  (530)


Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                           39                                        39

Exercise of stock options                     46                                                                                 46

Cash dividends declared
   ($0.32 per share)                                                                                              (878)        (878)
                              -------    -------    --------    ----------      ---------     ---------        -------      -------

Balance at Dec. 31, 2001      $    37    $19,788    $(14,119)   $      ---      $     (92)    $     190        $23,949      $29,753
                              =======    =======    ========    ==========      =========     =========        =======      =======


          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of FAS No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

         In July 2001, the FASB issued FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, the new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has decided to undertake a limited scope project to reconsider the provisions of FAS No. 72 in 2002. Therefore, the adoption of FAS No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

         In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company's financial statements.

         In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 supercedes FAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3.       EARNINGS PER SHARE
         ------------------

         The following table sets forth the computation of basic and diluted earnings per share.

                                                   Three Months Ended                       Six Months Ended
                                                      December 31,                            December 31,
                                             -------------------------------         -------------------------------

                                                 2001              2000                  2001              2000
                                             -----------         -----------         -----------         -----------
Weighted average common shares
   outstanding                                 3,711,964           3,689,480           3,711,321           3,668,779

Average treasury stock shares                   (971,513)           (875,447)           (964,416)           (852,612)

Average unearned ESOP shares                          --                  --                  --                  --
                                             -----------         -----------         -----------         -----------

Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                                   2,740,451           2,814,033           2,746,905           2,816,167

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings per
   share                                          11,706              15,422              11,046              15,454
                                             -----------         -----------         -----------         -----------

Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                                   2,752,157           2,829,455           2,757,951           2,831,621
                                             ===========         ===========         ===========         ===========

Net income                                   $ 1,108,828         $ 1,100,552         $ 2,349,367         $ 2,201,024
                                             ===========         ===========         ===========         ===========

Earnings per share:
     Basic                                   $      0.40         $      0.39         $      0.86         $      0.78
     Diluted                                 $      0.40         $      0.39         $      0.85         $      0.78
                                             ===========         ===========         ===========         ===========


All options at December 31, 2001 were included in the computation of diluted earnings per share, however, 78,600 options at December 31, 2000 at prices $12.375 to $15.625 were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001

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

         West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2001.

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

FINANCIAL CONDITION

         The Company's assets totaled $406.6 million at December 31, 2001, as compared to $396.4 million at June 30, 2001. The $10.2 million or 2.6% increase in total assets was primarily comprised of a $23.4 million or 11.6% increase in investment and mortgage-backed securities, including FHLB stock, which was partially offset by a $13.1 million or 7.0% decrease in net loans receivable.

         The Company's total liabilities increased $9.0 million or 2.5% to $376.8 million as of December 31, 2001, from $367.8 million as of June 30, 2001. The $9.0 million increase in total liabilities was primarily comprised of a $11.7 million or 56.7% increase in other borrowings, and a $3.0 million or 1.9% increase in FHLB advances, which was partially offset by a $3.7 million or 2.1% decrease in total savings deposits, a $1.7 million or 51.2% decrease in advance payments by borrowers for taxes and insurance due to the seasonal payment of local real estate taxes, and a $221 thousand or 9.1% decrease in accrued interest payable. During the six months ended December 31, 2001, time deposits decreased $7.4 million due to the Company's decision to reduce its offerings of municipal cash management deposits attributable to more favorable wholesale borrowing costs and a $3.8 million increase in transaction and passbook accounts. Management believes that the increase in transaction and passbook balances was attributable to a temporary change in customer preferences for short-term liquid investments due to the relatively low level of market interest rates and the September 11, 2001 World Trade Center attacks.

         Total stockholders' equity increased $1.1 million or 3.9% to $29.8 million as of December 31, 2001, from $28.6 million as of June 30, 2001. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $530 thousand and $878 thousand, respectively, which were entirely funded by net income of $2.3 million for the six months ended December 31, 2001.


RESULTS OF OPERATIONS

           General. WVS reported net income of $1.1 million, or $0.40 diluted earnings per share, and $2.3 million or $0.85 diluted earnings per share, for the three and six months ended December 31, 2001, respectively. Net income increased by $8 thousand or 0.7% and diluted earnings per share increased $0.01 or 2.6% for the three months ended December 31, 2001, when compared to the same period in 2000. The increase in net income was primarily attributable to a $194 thousand decrease in income tax expense, and a $25 thousand increase in non-interest income, which were partially offset by a $103 thousand increase in non-interest expense, a $88 thousand decrease in net interest income, and a $20 thousand increase in provision for loan losses. For the six months ended December 31, 2001, net income increased by $148 thousand or 6.7% and diluted earnings per share increased $0.07 or 9.0% when compared to the same period in 2000. The increase was principally the result of a $230 thousand decrease in income tax expense, a $67 thousand increase in net interest income, and a $31 thousand increase in non-interest income, which were partially offset by a $123 thousand increase in non-interest expense and a $57 thousand increase in provision for loan losses. The decrease in income tax expense for both the three and six month periods ended December 31, 2001 was principally attributable to a decrease in taxable income and a $100 thousand Pennsylvania tax credit for charitable contributions made in support of local educational programs.

           Net Interest Income. The Company's net interest income decreased by $88 thousand or 3.5% for the three months ended December 31, 2001, when compared to the same period in 2000. The decrease was principally attributable to decreased interest income associated with the Company's investment, mortgage-backed securities, and loan portfolios which was partially offset by decreased wholesale borrowing and time deposit costs due to decreases in rates paid and average volumes during the period. For the six months ended December 31, 2001, net interest income increased $67 thousand or 1.3% when compared to the same period in 2000. The increase was primarily attributable to decreased wholesale borrowing and time deposit costs due to decreases in both the rates paid and average volumes during the period which were partially offset by decreased interest income associated with the Company's loan, investment and mortgage-backed securities portfolios.

           Interest Income. Interest income decreased $1.5 million or 19.4% and $2.4 million or 16.2% for the three and six months ended December 31, 2001, respectively, when compared to the same periods in 2000. Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock ("other investment securities") decreased by $835 thousand or 32.2% for the three months ended December 31, 2001, when compared to the same period in 2000. The decrease was primarily attributable to a 218 basis point decrease in the weighted average yield earned on investment securities and a $2.2 million decrease in the average balance of investment securities outstanding for the three months ended December 31, 2001, when compared to the same period in 2000. Interest on other investment securities decreased $1.3 million or 26.1% for the six months ended December 31, 2001, when compared to the same period in 2000. The decrease in interest income on investment securities was attributable to a 141 basis point decrease in the weighted average yield earned on investment securities and a $10.9 million decrease in the average balance of investment securities outstanding for the six months ended December 31, 2001, when compared to the same period in 2000. The decrease in the average balance of investment securities during the three and six month periods ended December 31, 2001 was principally attributable to issuer redemptions of higher rate investment securities due to the decrease in market interest rates.

           Interest on net loans receivable decreased by $201 thousand or 5.5% for the three months ended December 31, 2001, when compared to the same period in 2000. The decrease was attributable to a decrease of $5.9 million in the average balance of net loans receivable outstanding and a decrease of 19 basis points in the weighted average yield earned on net loans receivable for the three months ended December 31, 2001, when compared to the same period in 2000. Interest on net loans receivable decreased by $358 thousand or 4.9% for the six months ended December 31, 2001, when compared to the same period in 2001. The decrease was attributable to a 26 basis point decrease in the weighted average yield earned on net loans receivable and a decrease of $3.0 million in the average balance of net loans receivable outstanding for the six months ended December 31, 2001, when compared to the same period in 2000. The decreases in the average loan balance outstanding for the three and six months ended December 31, 2001, was primarily attributable to an increased level of mortgage prepayments and refinancing due to lower market rates on mortgages.

           Interest on mortgage-backed securities decreased by $420 thousand or 33.3% for the three months ended December 31, 2001, when compared to the same period in 2000. The decrease was attributable to a 147 basis point decrease in the weighted average yield earned on mortgage-backed securities, and a $11.3 million decrease in the average balance of mortgage-backed securities for the three months ended December 31, 2001, when compared to the same period in 2000. Interest on mortgage-backed securities decreased $734 thousand or 28.8% for the six months ended December 31, 2001. The decrease was primarily attributable to a 113 basis point decrease in the weighted average yield earned on mortgage-backed securities and a $10.9 million decrease in the average balance of mortgage-backed securities outstanding for the six months ended December 31, 2001, when compared to the same period in 2000. The decrease in the average balance of mortgage-backed securities was primarily attributable to increased levels of prepayments and refinancings due to lower mortgage market rates.

           Interest Expense. Interest expense decreased $1.4 million or 27.3% and $2.5 million or 25.0% for the three and six months ended December 31, 2001, respectively, when compared to the same periods in 2000. Interest expense on deposits and escrows decreased by $395 thousand or 22.9% for the three months ended December 31, 2001, when compared to the same period in 2000. The decrease in interest expense on deposits and escrows was principally attributable to a 105 basis point decrease in the average yield paid on deposits and escrows, which was partially offset by a $2.8 million increase in the average balance of interest-bearing deposits and escrows for the three months ended December 31, 2001, when compared to the same period in 2000. Interest expense on deposits and escrows decreased $460 thousand or 13.5% for the six months ended December 31, 2001. The decrease was primarily attributable to a 67 basis point decrease in the weighted average yield paid on deposits and escrows which was partially offset by a $4.4 million decrease in the average balance of interest-bearing deposits and escrows for the six months ended December 31, 2001, when compared to the same period in 2000. The average yield paid on interest-bearing deposits and escrows decreased during both periods due to lower rates paid on time deposits and NOW accounts.

           Interest expense on FHLB advances and other borrowings decreased by $973 thousand or 29.7% for the three months ended December 31, 2001, when compared to the same period in 2000. The decrease was primarily attributable to a 129 basis point decrease in the weighted average rate paid on such borrowings and a $24.0 million or 11.6% decrease in the average balance of such borrowings outstanding for the three months ended December 31, 2001. Interest expense on FHLB advances and other borrowings decreased $2.0 million or 30.9% for the six months ended December 31, 2001 when compared to the same period in 2000. The decrease was primarily attributable to a 118 basis point decrease in the weighted average rate paid on such borrowings and a $31.5 million or 15.4% decrease in the average balance of such borrowings for the six months ended December 31, 2001, when compared to the same period in 2000. The reduction of average borrowings outstanding was funded by issuer redemptions of higher rate investment securities in the Company's portfolio.

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

           The Company recorded a $20 thousand and $57 thousand provision for possible losses on loans for the three and six months ended December 31, 2001, respectively. The provision for both periods approximated charge offs totaling $25 thousand and $62 thousand for the three and six months ended December 31, 2001, respectively. At December 31, 2001, the Company's total allowance for loan losses amounted to $2.8 million or 1.6% of the Company's total loan portfolio, as compared to $2.0 million or 1.0% at December 31, 2000. The Company believes that the additional loan loss reserves are prudent and warranted at this time due to the weakening of the national economy.

           Non-Interest Income. Total non-interest income increased by $25 thousand or 13.5% and $31 thousand or 8.6% for the three and six months ended December 31, 2001, respectively, when compared to the same periods in 2000. The increase in non-interest income for the three and six months ended December 31, 2001, was primarily attributable to increases in deposit related service fee income and late charge income collected on the Company's mortgage loan portfolio.

           Non-Interest Expense. Total non-interest expense increased $103 thousand or 10.2% and $123 thousand or 6.3% for the three and six months ended December 31, 2001, respectively, when compared to the same periods in 2000. The increase in non-interest expense for the three months ended December 31, 2001 was primarily a result of an increase of $111 thousand in charitable contributions for local educational programs and a $12 thousand increase in data processing expense, when compared to the same period in 2000. The increase in non-interest expense for the six months ended December 31, 2001, was principally attributable to a $100 thousand increase in charitable contributions and a $15 thousand increase in compensation and employee benefits, when compared to the same period in 2000.



LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $2.5 million during the six months ended December 31, 2001. Net cash provided by operating activities was primarily comprised of $2.3 million of net income.

         Funds used for investing activities totaled $10.0 million during the six months ended December 31, 2001. Primary uses of funds during the six months ended December 31, 2001, included $170.1 million for purchases of investment and mortgage-backed securities, including Federal Home Loan Bank stock, which was partially offset by $147.2 million of proceeds from repayments of investments and mortgage-backed securities, and a $12.8 million decrease in net loans receivable. During the quarter ended December 31, 2001, principal investment purchases were comprised of: investment grade commercial paper - $76.0 million with a weighted average yield of approximately 3.16%, callable government agency bonds - $26.5 million with a weighted average yield to call of approximately 3.77%; and investment grade corporate bonds - $11.2 million with a weighted average yield of approximately 3.92%. Major investment proceeds received during the quarter ended December 31, 2001 were: callable government agency bonds - $26.9 million with a weighted average rate of approximately 6.85%; and investment grade commercial paper - $36.4 million with a weighted average yield of approximately 3.41%.

         At December 31, 2001, the Company held $57.6 million of mortgage-backed securities with an approximate weighted average yield of 5.5%. In order to mitigate risk associated with a general rise in market interest rates, approximately $22.7 million or 39.4% of the Company's mortgage-backed securities portfolio were floating rate with a weighted average yield of approximately 3.20%. During the quarter ended December 31, 2001, the company purchased $7.1 million of floating rate CMO's at an approximate spread of one month LIBOR plus
96.4 basis points.

         Funds provided by financing activities totaled $8.0 million for the six months ended December 31, 2001. The primary financial sources included a $11.7 million increase in other short-term borrowings and a $3.0 million increase in FHLB advances, which were partially offset by a $5.4 million decrease in deposits and escrows, $878 thousand in cash dividends paid on the Company's common stock and $530 thousand in purchased treasury stock. Management believes that it currently is maintaining adequate liquidity and continues to better match funding sources with lending and investment opportunities.

         During the quarter ended December 31, 2001, the Company borrowed approximately $73.0 million in various borrowings from the FHLB with a weighted average rate of 2.40%, and incurred $59.6 million in other borrowings with a weighted average rate of 1.98%. During the three months ended December 31, 2001, the Company repaid $64.2 million of FHLB advances and $28.2 million of other borrowings with weighted average rates of 2.40% and 2.27%, respectively.

         The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At December 31, 2001, the total approved loan commitments outstanding amounted to $1.8 million. At the same date, commitments under unused lines of credit amounted to $7.5 million and the unadvanced portion of construction loans approximated $13.4 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2001, totaled $65.7 million. Management believes that a significant portion of maturing deposits will remain with the Company.

         Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. During the six months ended December 31, 2001, the Company experienced large issuer redemptions in its government agency investment securities portfolio due to aggressive monetary coding by the Federal Open Market Committee, and a general downward trend in market interest rates. In response to this phenomenon, the Company purchased investment grade commercial paper and corporate bonds in order to partially mitigate the issuer redemptions of government agency bonds. The Company has access to the Federal Reserve Bank discount window. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

         On January 29, 2002, the Company's Board of Directors declared a cash dividend of $0.16 per share payable February 14, 2002, to shareholders of record at the close of business on February 4, 2002. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

         As of December 31, 2001, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $29.6 million or 11.6% and $32.3 million or 12.7%, respectively, of total risk-weighted assets, and Tier I leverage capital of $29.6 million or 7.56% of average quarterly assets.

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

         The Company's nonperforming assets at December 31, 2001, totaled approximately $4.9 million or 1.2% of total assets as compared to $5.0 million or 1.3% at June 30, 2001. Nonperforming assets at December 31, 2001, consisted of $3.3 million in commercial real estate loans, $1.4 million in construction and land development loans, $223 thousand in single-family loans, and $6 thousand in consumer loans. During the six months ended December 31, 2001, the Company collected and recognized approximately $121 thousand in past due interest on its nonperforming loans. Approximately $119 thousand of additional interest income would have been recorded during the six months ended December 31, 2001, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the six months ended December 31, 2001. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

         At December 31, 2001, the recorded investment in three loans that are considered to be impaired under SFAS No. 114 was $3.6 million as compared to $3.6 million at June 30, 2001. A related allowance for loan losses totaled $1.6 million and $1.6 million at December 31, 2001 and June 30, 2001, respectively. The average recorded investment in impaired loans during the six months ended December 31, 2001 totaled $3.6 million as compared to $3.6 million for the same period in the prior fiscal year. During the six months ended December 31, 2001, the Company recognized approximately $110 thousand in interest income on these loans.

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

         As of December 31, 2001, the Company's asset and liability management initiatives resulted in the following:

1) an aggregate of $49.9 million or 29.0% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months;
2) $22.7 million or 39.4% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were secured by floating rate securities; and
3) the term structure of the Company's borrowings as of December 31, 2001 has been positioned as follows: less than 1 year: $48.0 million or 24.4%; 1-3 years: $279 thousand or 0.1%; 3-5 years: $4.2 million or 2.1%; over 5 years: $144.5 million or 73.4%.

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

                                                   December 31,              June 30,
                                                   -----------               --------
                                                       2001             2001               2000
                                                     --------         --------         ----------
                                                               (Dollars in Thousands)
Interest-earning assets maturing or
   repricing within one year                         $238,147         $155,928         $   86,215
Interest-bearing liabilities maturing or
   repricing within one year                          163,796          137,232            275,814
                                                     --------         --------         ----------

Interest sensitivity gap                             $ 74,351         $ 18,696         $ (189,599)
                                                     ========         ========         ==========
Interest sensitivity gap as a percentage of
   total assets                                          18.3%             4.7%             (46.3)%
Ratio of assets to liabilities
   maturing or repricing within one year                145.4%           113.6%              31.3%



         During the six months ended December 31, 2001, the Company markedly improved its one year interest sensitivity gap by: (1) extending the term structure of a portion of the Company's borrowings; (2) increasing the amount of short-term commercial paper investments; and (3) generally limiting incremental corporate bond purchases to those with repricing dates within 2 years.

The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at December 31, 2001. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.


                                                            Stressed Repricing Gap
                                                            ----------------------

                                                                                                            Long Term &
                                                                                                                Non
                           Month 3       Month 6      Month 12      Month 24      Month 36      Month 60     sensitive
                           -------       -------      --------      --------      --------      --------    -----------
                                                              (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
 Gap ($'s)                  37,845        31,465        17,397        17,505        11,099          -894           0
% of Total
  Assets                       9.3%          7.7%          4.3%          4.3%          2.7%         -0.2%        0.0%
Base Case Up 100 bp
-------------------
Cummulative
  Gap ($'s)                 39,484        34,237        24,700        48,282        55,127        52,803           0
% of Total
  Assets                       9.7%          8.4%          6.1%         11.9%         13.5%         13.0%        0.0%
Base Case No Change
-------------------
Cummulative
 Gap ($'s)                  65,116        67,710        74,351        98,897       107,533       132,499           0
% of Total
  Assets                      16.0%         16.6%         18.3%         24.3%         26.4%         32.5%        0.0%
Base Case Down 100 bp
---------------------
Cummulative
 Gap ($'s)                  61,398        63,884        71,961        97,794       106,648       132,840           0
% of Total
  Assets                      15.1%         15.7%         17.7%         24.0%         26.2%         32.6%        0.0%
Base Case Down 200 bp
---------------------
Cummulative
  Gap ($'s)                  68,586       74,653        84,405       113,590       122,772       146,372           0
% of Total
  Assets                      16.8%         18.3%         20.7%         27.9%         30.1%         35.9%        0.0%



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

  The following table presents the simulated impact of a 100 and 200 basis point upward or downward shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2001.

                             Analysis of Sensitivity to Changes in Market Interest Rates
                             -----------------------------------------------------------

                                                      Modeled Change in Market Interest Rates (Basis Points)
                                             -------------------------------------------------------------------------
                                                  -200           -100            0            +100           +200
                                                  ----           ----            -            ----           ----
Estimated impact on:
--------------------
   Change in net interest income                 -24.8%         -12.6%           0            11.7%          18.0%

   Return on average equity                       8.28%         10.80%       13.38%          15.69%         16.94%

   Return on average assets                       0.62%          0.81%        1.02%           1.20%          1.30%

   Market value of equity (in
      thousands)                               $22,304        $27,467      $28,347         $29,405        $26,254




          The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2001.



                              Anticipated Transactions
          -----------------------------------------------------------------
                                                    (Dollars in Thousands/
                                                    Weighted Average Rate)
          Undisbursed construction and
              land development loans
                Fixed rate                                    $  6,528
                                                                  7.69%

                Adjustable rate                               $  6,921
                                                                  6.34%

          Undisbursed lines of credit
                Adjustable rate                               $  7,473
                                                                  6.84%

          Loan origination commitments
                Fixed rate                                    $  1,726
                                                                  7.30%

                Adjustable rate                               $     68
                                                                  5.25%

          Letters of credit
                Adjustable rate                               $    117
                                                                  7.75%
                                                              --------
                                                              $ 22,833
                                                              ========

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings
          -----------------

          The Savings Bank filed a Complaint in Mortgage Foreclosure (the "Foreclosure") in March 2000 against The Development Group of Rose Valley (the "Obligor"), an obligor on two previously disclosed impaired and non-accrual loans. The Foreclosure was filed in the Court of Common Pleas of Allegheny County, Pennsylvania to request a judicial sale of the underlying real properties securing the mortgage loans due to nonpayment as per the terms of the mortgage notes. In November 2001, the Obligor filed an Answer, New Matter and Counterclaim to the Foreclosure. The counterclaims include breach of contract, promissory estoppel, breach of duty of good faith and fair dealing and tortious interference with prospective and existing business relations and seeks damages of approximately $5.2 million. In January 2002, the court dismissed the tortious interference claim. The Company believes the remaining counterclaims are without merit. The legal proceedings are in a preliminary discovery phase at this time. The Company will continue to try to work towards a loan work-out with respect to these credits.

ITEM 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

           Not applicable.

ITEM 3.    Defaults Upon Senior Securities
           -------------------------------

           Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

          (a)  An annual meeting of stockholders was held on October 30, 2001.

          (b)  Not applicable.

          (c) Two matters were voted upon at the annual meeting held on October 30, 2001: Item 1: Proposal to elect one director for a four-year term or until his successor is elected and qualified; Item 2: proposal to ratify the appointment by the Board of Directors of S.R. Snodgrass, A.C. as the Company's independent auditors for the fiscal year ending June 30, 2002.

               Each of the two proposals received stockholder approval. The voting record with respect to each item voted upon is enumerated below:

                Item         Nominee
               Number    (if Applicable)           For       Against    Abstain
               ------    ---------------           ---       -------    -------

                  1      John M. Seifarth       2,278,935     16,643

                  2      Election of Auditors   2,276,301     17,120      2,157

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

ITEM 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a) The following exhibit is filed as part of this Form 10-Q, and this list includes the Exhibit Index.

                  Number              Description                       Page
                  ------              -----------                       ----
                    99         Independent Accountant's Report           E-1

           (b) The Company filed a Current Report on Form 8-K, dated October 31, 2001, reporting under item 5 that on October 30, 2001 William J. Hoegel retired as a director and Chairman of the Company and the Savings Bank. It was further noted that Donald
                 E. Hook was elected as Chairman of the Board of the Company and the Savings Bank.

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       WVS FINANCIAL CORP.



   February 14, 2002               BY:    /s/ David J. Bursic
   Date                                   -------------------------------------
                                          David J. Bursic
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


   February 14, 2002               BY:    /s/ Keith A. Simpson
   Date                                   -------------------------------------
                                          Keith A. Simpson
                                          Controller