Form 10-Q
period 2002-03-31
WVS FINANCIAL CORP
filed 2002-05-14
CIK 910679

2




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                         Commission File Number: 0-22444


                               WVS Financial Corp.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                          25-1710500
--------------------------------------                  ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


            9001 Perry Highway
         Pittsburgh, Pennsylvania                                    15237
--------------------------------------------                     ------------
 (Address of principal executive offices)                         (Zip Code)


                                 (412) 364-1911
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

     Shares outstanding as of May 13, 2002: 2,682,486 shares Common Stock, $.01 par value.



                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.   Financial Information                                               Page
-------   ---------------------                                               ----
Item 1.   Financial Statements

          Consolidated Statements of Financial
          Condition as of March 31, 2002
          and June 30, 2001 (Unaudited)                                         3

          Consolidated Statements of Income
          for the Three and Nine Months Ended
          March 31, 2002 and 2001 (Unaudited)                                   4

          Consolidated Statements of Cash Flows
          for the Nine Months Ended March 31,
          2002 and 2001 (Unaudited)                                             5

          Consolidated Statements of Changes in
          Stockholders' Equity for the Nine Months
          Ended March 31, 2002 (Unaudited)                                      7

          Notes to Unaudited Consolidated
          Financial Statements                                                  8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations for the Three and Nine Months
          Ended March 31, 2002                                                 10

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk                                                    16

PART II.  Other Information                                                   Page
--------  -----------------                                                   ----

Item 1.   Legal Proceedings                                                    20
Item 2.   Changes in Securities and Use of Proceeds                            20
Item 3.   Defaults upon Senior Securities                                      20
Item 4.   Submission of Matters to a Vote of
          Security Holders                                                     20
Item 5.   Other Information                                                    20
Item 6.   Exhibits and Reports on Form 8-K                                     20
  --      Signatures                                                           21


                       WVS FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                                 (In thousands)

                                                                             March 31, 2002       June 30, 2001
                                                                             --------------       -------------
          Assets
          ------
Cash and due from banks                                                        $     846           $     696
Interest-earning demand deposits                                                   1,723               2,297
Investment securities available-for-sale (amortized cost of
   $1,882 and $1,380)                                                              1,925               1,379
Investment securities held-to-maturity (market value of
   $130,630 and $129,191)                                                        129,536             128,213
Mortgage-backed securities available-for-sale (amortized cost of
   $6,593 and $8,386)                                                              6,770               8,551
Mortgage-backed securities held-to-maturity (market value of
   $74,572 and $56,082)                                                           74,089              55,582
Federal Home Loan Bank stock, at cost                                              8,752               8,150
Net loans receivable (allowance for loan losses of $2,752 and $2,763)            161,275             185,179
Accrued interest receivable                                                        3,085               3,837
Premises and equipment                                                             1,003               1,001
Deferred taxes and other assets                                                    1,809               1,555
                                                                               ---------           ---------
          TOTAL ASSETS                                                         $ 390,813           $ 396,440
                                                                               =========           =========

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                               $  10,647           $  11,634
   NOW accounts                                                                   20,919              18,411
   Savings accounts                                                               40,258              36,589
   Money market accounts                                                          15,021              12,095
   Certificates of deposit                                                        85,053              99,300
                                                                               ---------           ---------
    Total savings deposits                                                       171,898             178,029
Federal Home Loan Bank advances                                                  173,787             161,494
Other borrowings                                                                   9,078              20,660
Advance payments by borrowers for taxes and insurance                              2,555               3,310
Accrued interest payable                                                           1,774               2,441
Other liabilities                                                                  1,960               1,861
                                                                               ---------           ---------
     TOTAL LIABILITIES                                                           361,052             367,795

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                                        --                  --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,726,280 and 3,708,590 shares issued                                              37                  37
Additional paid-in capital                                                        19,901              19,742
Treasury stock: 1,025,934 and 955,144 shares at cost, respectively               (14,719)            (13,589)
Retained earnings, substantially restricted                                       24,478              22,478
Accumulated other comprehensive income                                               145                 108
Unallocated shares - Recognition and Retention Plans                                 (81)               (131)
Unallocated shares - Employee Stock Ownership Plan                                    --                  --
                                                                               ---------           ---------
     TOTAL STOCKHOLDERS' EQUITY                                                   29,761              28,645
                                                                               ---------           ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 390,813           $ 396,440
                                                                               =========           =========



     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (In thousands, except per share data)


                                                                   Three Months Ended              Nine Months Ended
                                                                        March 31,                       March 31,
                                                               --------------------------      -------------------------
                                                                  2002            2001            2002            2001
                                                               ----------      ----------      ----------      ----------
INTEREST AND DIVIDEND INCOME:
     Loans                                                     $    3,156      $    3,666      $   10,160      $   11,029
     Investment securities                                          1,613           2,212           5,123           7,072
     Mortgage-backed securities                                       700           1,194           2,516           3,744
     Interest-earning deposits with other
         institutions                                                   3               9              11              31
     Federal Home Loan Bank stock                                      96             146             364             386
                                                               ----------      ----------      ----------      ----------
          Total interest and dividend income                        5,568           7,227          18,174          22,262
                                                               ----------      ----------      ----------      ----------

INTEREST EXPENSE:
     Deposits                                                       1,103           1,704           4,035           5,094
     Borrowings                                                     2,208           2,748           6,759           9,337
     Advance payments by borrowers for taxes
       and insurance                                                   10              11              23              25
                                                               ----------      ----------      ----------      ----------
          Total interest expense                                    3,321           4,463          10,817          14,456
                                                               ----------      ----------      ----------      ----------

NET INTEREST INCOME                                                 2,247           2,764           7,357           7,806
PROVISION FOR LOAN LOSSES                                               0             150              57             150
                                                               ----------      ----------      ----------      ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                  2,247           2,614           7,300           7,656
                                                               ----------      ----------      ----------      ----------
NON-INTEREST INCOME:
     Service charges on deposits                                       97              86             308             278
     Other                                                             75              76             253             244
                                                               ----------      ----------      ----------      ----------
          Total non-interest income                                   172             162             561             522
                                                               ----------      ----------      ----------      ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                   607             637           1,852           1,867
     Occupancy and equipment                                           98              94             281             277
     Deposit insurance premium                                          8               8              25              26
     Data processing                                                   49              46             142             140
     Correspondent bank service charges                                38              39             122             113
     Other                                                            178             165             641             529
                                                               ----------      ----------      ----------      ----------
          Total non-interest expense                                  978             989           3,063           2,952
                                                               ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAXES                                          1,441           1,787           4,798           5,226
INCOME TAXES                                                          476             643           1,483           1,881
                                                               ----------      ----------      ----------      ----------
NET INCOME                                                     $      965      $    1,144      $    3,315      $    3,345
                                                               ==========      ==========      ==========      ==========

EARNINGS PER SHARE:
     Basic                                                     $     0.36      $     0.41      $     1.21      $     1.19
     Diluted                                                   $     0.35      $     0.41      $     1.21      $     1.18

AVERAGE SHARES OUTSTANDING:
     Basic                                                      2,714,480       2,778,839       2,736,254       2,817,336
     Diluted                                                    2,720,976       2,787,946       2,745,783       2,830,674


     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                   Nine Months Ended
                                                                                       March 31,
                                                                              --------------------------
                                                                                  2002           2001
                                                                               ---------       ---------
OPERATING ACTIVITIES

Net income                                                                     $   3,315       $   3,345
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan losses                                                          57             150
   Depreciation and amortization, net                                                 92              83
   Amortization of discounts, premiums and deferred loan fees                         61            (181)
   Amortization of ESOP, RRP and deferred and unearned
      compensation                                                                    50              68
   Decrease (increase) in accrued interest receivable                                752           1,420
   Decrease in accrued interest payable                                             (667)           (354)
   Decrease in accrued and deferred taxes                                            343             953
   Other, net                                                                       (131)             58
                                                                               ---------       ---------
         Net cash provided by operating activities                                 3,872           5,542
                                                                               ---------       ---------
INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                       (19,960)             --
   Proceeds from repayments of investments and mortgage-backed securities         21,375           1,170
Held-to-maturity:
   Purchases of investments and mortgage-backed securities                      (259,520)        (22,856)
   Proceeds from repayments of investments and mortgage-backed securities        239,699          46,337
Decrease (increase) in net loans receivable                                       23,241          (1,934)
Increase in Federal Home Loan Bank stock                                            (602)         (3,682)
Purchases of premises and equipment                                                  (95)            (18)
Proceeds from sale of Other Real Estate Owned                                         27              --
                                                                               ---------       ---------
         Net cash provided by investing activities                                 4,165          19,017
                                                                               ---------       ---------



                         WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                   (In thousands)

                                                                              Nine Months Ended
                                                                                    March 31,
                                                                           --------------------------
                                                                              2002           2001
                                                                           --------       -----------
FINANCING ACTIVITIES

Net increase (decrease) in transaction and passbook accounts                  8,116         (1,000)
Net (decrease) increase in certificates of deposit                          (14,247)         5,956
Net (decrease) increase in FHLB short-term advances                            (986)        35,850
Net decrease in other borrowings                                            (11,582)       (94,496)
Proceeds from FHLB long-term advances                                        23,279         84,000
Repayments of FHLB long-term advances                                       (10,000)       (50,000)
Net decrease in advance payments by borrowers for taxes and insurance          (755)          (953)
Net proceeds from issuance of common stock                                      159             91
Funds used for purchase of treasury stock                                    (1,130)        (1,563)
Cash dividends paid                                                          (1,315)        (1,355)
                                                                           --------       --------
         Net cash used for financing activities                              (8,461)       (23,470)
                                                                           --------       --------

         Increase (decrease) in cash and cash equivalents                      (424)         1,089

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                          2,993          2,915
                                                                           --------       --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                             $  2,569       $  4,004
                                                                           ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                         $ 11,484       $ 12,306
      Income taxes                                                         $  1,160       $  1,427

   Non-cash item:
      Mortgage Loan Transferred to Other Real Estate Owned                 $    388             --
      Pennsylvania Education Tax Credit                                    $    100             --




     See accompanying notes to unaudited consolidated financial statements.


                                             WVS FINANCIAL CORP. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (UNAUDITED)
                                                       (In thousands)

                                                                                               Accumulated
                                                                                                  Other        Retained
                                         Additional              Unallocated     Unallocated     Compre-       Earnings
                               Common     Paid-In     Treasury   Shares Held     Shares Held     hensive     Substantially
                               Stock      Capital      Stock       by ESOP         by RRP        Income       Restricted     Total
                               -----      -------      -----     -----------     -----------   ----------    -------------   -----
Balance at June 30, 2001       $    37     $19,742    $(13,589)   $    --       $     (131)      $   108         $22,478   $28,645

Comprehensive income:

   Net Income                                                                                                     3,315      3,315
   Other comprehensive
     income:
      Change in unrealized
          holding gains on
          securities, net of
          income tax effect
               of $19                                                                                 37                        37
                                                                                                                           -------
Comprehensive income                                                                                                         3,352

Purchase of shares for
   treasury stock                                       (1,130)                                                             (1,130)


Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                            50                                      50

Exercise of stock options                      159                                                                             159

Cash dividends declared
   ($0.48 per share)                                                                                             (1,315)    (1,315)

Balance at Mar. 31, 2002       $    37     $19,901    $(14,719)  $     --          $   (81)    $     145         $24,478   $29,761
                               =======     =======    ========   ========          =======     =========         =======   =======



     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION
         ---------------------
         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

3.       EARNINGS PER SHARE
         ------------------
         The following table sets forth the computation of basic and diluted earnings per share.

                                                 Three Months Ended                  Nine Months Ended
                                                      March 31,                          March 31,
                                           -----------------------------       -----------------------------

                                               2002              2001              2002              2001
                                           -----------       -----------       -----------       -----------
Weighted average common shares
   outstanding                               3,722,989         3,698,581         3,715,153         3,691,998

Average treasury stock shares               (1,008,509)         (919,742)         (978,899)         (874,662)

Average unearned ESOP shares                        --                --                --                --
                                           -----------       -----------       -----------       -----------

Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                                 2,714,480         2,778,839         2,736,254         2,817,336

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings per
   share                                         6,496             9,107             9,529            13,338
                                           -----------       -----------       -----------       -----------

Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                                 2,720,976         2,787,946         2,745,783         2,830,674
                                           ===========       ===========       ===========       ===========

Net income                                 $   965,123       $ 1,143,570       $ 3,314,490       $ 3,344,595
                                           ===========       ===========       ===========       ===========

Earnings per share:
     Basic                                 $      0.36       $      0.41       $      1.21       $      1.19
     Diluted                               $      0.35       $      0.41       $      1.21       $      1.18
                                           ===========       ===========       ===========       ===========





All options at March 31, 2002 were included in the computation of diluted earnings per share, however, 78,600 options at March 31, 2001 at prices $12.875 to $15.625 were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002

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

GENERAL

     WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in connection with the conversion of the Savings Bank to the stock form of ownership in November 1993.

     West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank had no subsidiaries at March 31, 2002.

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

FINANCIAL CONDITION

     The Company's assets totaled $390.8 million at March 31, 2002, as compared to $396.4 million at June 30, 2001. The $5.6 million or 1.4% decrease in total assets was primarily comprised of a $23.9 million or 12.9% decrease in net loans receivable, and a $752 thousand or 19.6% decrease in accrued interest receivables, which was partially offset by a $19.2 million or 9.5% increase in investment and mortgage-backed securities, including FHLB stock.

     The Company's total liabilities decreased $6.7 million or 1.8% to $361.1 million as of March 31, 2002, from $367.8 million as of June 30, 2001. The $6.7 million decrease in total liabilities was primarily comprised of a $11.6 million or 56.1% decrease in other borrowings, a $6.1 million or 3.4% decrease in total savings deposits, a $755 thousand or 22.8% decrease in advance payments by borrowers for taxes and insurance and a $667 thousand or 27.3% decrease in accrued interest payable, which was partially offset by a $12.3 million or 7.6% increase in FHLB advances. During the nine months ended March 31, 2002, time deposits decreased $14.2 million due to the Company's decision to reduce its offerings of municipal cash management deposits attributable to more favorable wholesale borrowing costs and a $5.2 million increase in transaction and passbook accounts. Management believes that the increase in transaction and passbook balances was attributable to a temporary change in customer preferences for short-term liquid investments due to the relatively low level of market interest rates and the September 11, 2001 World Trade Center attacks.

     Total stockholders' equity increased $1.1 million or 3.9% to $29.8 million as of March 31, 2002, from $28.6 million as of June 30, 2001. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $1.1 million and $1.4 million, respectively, which were entirely funded by net income of $3.3 million for the nine months ended March 31, 2002.


RESULTS OF OPERATIONS

     General. WVS reported net income of $965 thousand, or $0.35 diluted earnings per share, and $3.3 million, or $1.21 diluted earnings per share, for the three and nine months ended March 31, 2002, respectively. Net income decreased by $179 thousand or 15.6% and diluted earnings per share decreased $0.06 or 14.6% for the three months ended March 31, 2002, when compared to the same period in 2001. The decrease in net income was primarily attributable to a $517 thousand decrease in net interest income, which was partially offset by a $167 thousand decrease in income tax expense, a $150 thousand decrease in provision for loan losses, a $11 thousand decrease in non-interest expense, and a $10 thousand increase in non-interest income. For the nine months ended March 31, 2002, net income decreased by $30 thousand or 0.9% and diluted earnings per share increased $0.03 or 2.5% when compared to the same period in 2001. The decrease was principally the result of a $449 thousand decrease in net interest income and a $111 thousand increase in non-interest expense, which were partially offset by a $398 thousand decrease in income tax expense, a $93 thousand decrease in provision for loan losses, and a $39 thousand increase in non-interest income. The decrease in income tax expense for both the three and nine month periods ended March 31, 2002 was principally attributable to a decrease in taxable income and a $100 thousand Pennsylvania tax credit for charitable contributions made in support of local educational programs.

     Net Interest Income. The Company's net interest income decreased $517 thousand or 18.7% and $449 thousand or 5.8% for the three and nine month periods ended March 31, 2002, respectively, when compared to the same periods in 2001. The decreases were principally attributable to decreased interest income associated with the Company's investment, mortgage-backed securities, and loan portfolios which was partially offset by decreased wholesale borrowing and time deposit costs due to decreases in rates paid and average volumes during the period.

     Interest Income. Interest income decreased $1.7 million or 23.0% and $4.1 million or 18.4% for the three and nine months ended March 31, 2002, respectively, when compared to the same periods in 2001. Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock ("other investment securities") decreased by $655 thousand or 27.7% for the three months ended March 31, 2002, when compared to the same period in 2001. The decrease was primarily attributable to a 236 basis point decrease in the weighted average yield earned on investment securities which was partially offset by a $13.9 million increase in the average balance of investment securities outstanding for the three months ended March 31, 2002, when compared to the same period in 2001. Interest on other investment securities decreased $2.0 million or 26.7% for the nine months ended March 31, 2002, when compared to the same period in 2001. The decrease in interest income on investment securities was attributable to a 175 basis point decrease in the weighted average yield earned on investment securities and a $2.6 million decrease in the average balance of investment securities outstanding for the nine months ended March 31, 2002, when compared to the same period in 2001.

     Interest on net loans receivable decreased by $510 thousand or 13.9% for the three months ended March 31, 2002, when compared to the same period in 2001. The decrease was attributable to a decrease of $18.0 million in the average balance of net loans receivable outstanding and a decrease of 37 basis points in the weighted average yield earned on net loans receivable for the three months ended March 31, 2002, when compared to the same period in 2001. Interest on net loans receivable decreased by $869 thousand or 7.9% for the nine months ended March 31, 2002, when compared to the same period in 2001. The decrease was attributable to a 30 basis point decrease in the weighted average yield earned on net loans receivable and a decrease of $8.0 million in the average balance of net loans receivable outstanding for the nine months ended March 31, 2002, when compared to the same period in 2001. The decreases in the average loan balance outstanding for the three and nine months ended March 31, 2002, was primarily attributable to an increased level of mortgage prepayments and refinancings due to lower market rates on mortgages.

     Interest on mortgage-backed securities decreased by $494 thousand or 41.4% for the three months ended March 31, 2002, when compared to the same period in 2001. The decrease was attributable to a 214 basis point decrease in the weighted average yield earned on mortgage-backed securities, and a $10.2 million decrease in the average balance of mortgage-backed securities for the three months ended March 31, 2002, when compared to the same period in 2001. Interest on mortgage-backed securities decreased $1.2 million or 32.8% for the nine months ended March 31, 2002. The decrease was primarily attributable to a 147 basis point decrease in the weighted average yield earned on mortgage-backed securities and a $10.7 million decrease in the average balance of mortgage-backed securities outstanding for the nine months ended March 31, 2002, when compared to the same period in 2001. The decrease in the average balance of mortgage-backed securities was primarily attributable to increased levels of prepayments and refinancings due to lower mortgage market rates.

     Interest Expense. Interest expense decreased $1.1 million or 25.6% and $3.6 million or 25.2% for the three and nine months ended March 31, 2002, respectively, when compared to the same periods in 2001. Interest expense on deposits and escrows decreased by $602 thousand or 35.1% for the three months ended March 31, 2002, when compared to the same period in 2001. The decrease in interest expense on deposits and escrows was principally attributable to a 149 basis point decrease in the average yield paid on deposits and escrows, which was partially offset by a $512 thousand increase in the average balance of interest-bearing deposits and escrows for the three months ended March 31, 2002, when compared to the same period in 2001. Interest expense on deposits and escrows decreased $1.1 million or 20.7% for the nine months ended March 31, 2002. The decrease was primarily attributable to a 95 basis point decrease in the weighted average yield paid on deposits and escrows which was partially offset by a $3.1 million increase in the average balance of interest-bearing deposits and escrows for the nine months ended March 31, 2002, when compared to the same period in 2001. The average yield paid on interest-bearing deposits and escrows decreased during both periods due to lower rates paid on deposits accounts.

     Interest expense on FHLB advances and other borrowings decreased by $540 thousand or 19.7% for the three months ended March 31, 2002, when compared to the same period in 2001. The decrease was primarily attributable to a 74 basis point decrease in the weighted average rate paid on such borrowings and a $14.7 million or 7.6% decrease in the average balance of such borrowings outstanding for the three months ended March 31, 2002. Interest expense on FHLB advances and other borrowings decreased $2.6 million or 27.6% for the nine months ended March 31, 2002 when compared to the same period in 2001. The decrease was primarily attributable to a 105 basis point decrease in the weighted average rate paid on such borrowings and a $25.9 million or 12.9% decrease in the average balance of such borrowings for the nine months ended March 31, 2002, when compared to the same period in 2001. The reduction of average borrowings outstanding was funded by issuer redemptions of higher rate investment securities in the Company's portfolio.

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

     The Company recorded no provision for possible loan losses for the three month period ended March 31, 2002 and a $57 thousand provision for possible loan losses for the nine month period ended March 31, 2002. At March 31, 2002, the Company's total allowance for loan losses amounted to $2.8 million or 1.7% of the Company's total loan portfolio, as compared to $2.8 million or 1.5% at June 30, 2001. The Company believes that the additional loan loss reserves are prudent and warranted at this time due to the weakening of the national economy.

     Non-Interest Income. Total non-interest income increased by $10 thousand or 6.2% and $39 thousand or 7.5% for the three and nine months ended March 31, 2002, respectively, when compared to the same periods in 2001. The increase in non-interest income for the three months ended March 31, 2002, was principally attributable to increases in deposit related service fee income. The increase in non-interest income for the nine months ended March 31, 2002, was primarily attributable to increases in deposit related service fee income and late charge income collected on the Company's mortgage loan portfolio.

     Non-Interest Expense. Total non-interest expense decreased $11 thousand or 1.1% for the three months ended March 31, 2002, when compared to the same period in 2001. The decrease in non-interest expense for the three months ended March 31, 2002, was primarily attributable to a $30 thousand decrease in compensation and employee benefits which was partially offset by a $14 increase in advertising costs. Total non-interest expense increased $111 thousand or 3.8% for the nine months ended March 31, 2002, when compared to the same period in 2001. The increase in non-interest expense for the nine months ended March 31, 2002, was principally attributable to a $100 thousand increase in charitable contributions for local educational programs, when compared to the same period in 2001.




LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $3.9 million during the nine months ended March 31, 2002. Net cash provided by operating activities was primarily comprised of $3.3 million of net income, a $752 thousand decrease in accrued interest receivable and a $343 thousand decrease in accrued and deferred taxes, which was partially offset by a $667 thousand decrease in accrued interest payable.

     Funds provided by investing activities totaled $4.2 million during the nine months ended March 31, 2002. Primary sources of funds during the nine months ended March 31, 2002, included $261.1 million of proceeds from repayments of investment and mortgage-backed securities, and $23.2 million decrease in net loans receivable, which were partially offset by $280.1 million of purchases of investments and mortgage-backed securities, including Federal Home Loan Bank stock. During the quarter ended March 31, 2002, principal investment purchases were comprised of: investment grade commercial paper - $42.1 million with a weighted average yield of approximately 2.62%, callable government agency bonds
- $14.5 million with a weighted average yield to call of approximately 3.70%; and investment grade corporate bonds - $17.6 million with a weighted average yield of approximately 3.70%. Major investment proceeds received during the quarter ended March 31, 2002 were: callable government agency bonds - $3.9 million with a weighted average rate of approximately 6.78%; and investment grade commercial paper - $96.7 million with a weighted average yield of approximately 2.93%.

     At March 31, 2002, the Company held $80.9 million of mortgage-backed securities with an approximate weighted average yield of 4.3%. In order to mitigate risk associated with a general rise in market interest rates, approximately $55.4 million or 68.5% of the Company's mortgage-backed securities portfolio were floating rate with a weighted average yield of approximately 3.09%. During the quarter ended March 31, 2002, the Company purchased $36.2 million of floating rate CMO's at an approximate spread of one month LIBOR plus
123.4 basis points.

     Funds used for financing activities totaled $8.5 million for the nine months ended March 31, 2002. Primary uses of funds included a $11.6 million decrease in other short-term borrowings, a $6.9 million decrease in deposits and escrows, $1.3 million in cash dividends paid on the Company's common stock, and $1.1 million in purchased treasury stock, which were partially offset by a $12.3 million increase in FHLB advances. Management believes that it currently is maintaining adequate liquidity and continues to better match funding sources with lending and investment opportunities.

     During the quarter ended March 31, 2002, the Company borrowed approximately $19.8 million in various borrowings from the FHLB with a weighted average rate of 2.12%, and incurred $42.4 million in other borrowings with a weighted average rate of 1.87%. During the three months ended March 31, 2002, the Company repaid $10.5 million of FHLB advances and $65.7 million of other borrowings with weighted average rates of 5.20% and 1.87%, respectively.

     The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At March 31, 2002, the total approved loan commitments outstanding amounted to $930 thousand. At the same date, commitments under unused lines of credit amounted to $7.1 million and the unadvanced portion of construction loans approximated $11.1 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2002, totaled $57.9 million. Management believes that a significant portion of maturing deposits will remain with the Company.

     Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. During the nine months ended March 31, 2002, the Company experienced large issuer redemptions in its government agency investment securities portfolio due to aggressive monetary easing by the Federal Open Market Committee, and a general downward trend in market interest rates. In response to this phenomenon, the Company purchased investment grade commercial paper and corporate bonds in order to partially mitigate the issuer redemptions of government agency bonds. The Company has access to the Federal Reserve Bank discount window. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

     On April 30, 2002, the Company's Board of Directors declared a cash dividend of $0.16 per share payable May 16, 2002, to shareholders of record at the close of business on May 6, 2002. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

     As of March 31, 2002, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $29.6 million or 14.3% and $32.2 million or 15.5%, respectively, of total risk-weighted assets, and Tier I leverage capital of $29.6 million or 7.69% of average quarterly assets.

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

     The Company's nonperforming assets at March 31, 2002, totaled approximately $4.9 million or 1.3% of total assets as compared to $5.0 million or 1.3% at June 30, 2001. Nonperforming assets at March 31, 2002, consisted of $3.3 million in commercial real estate loans, $1.0 million in construction and land development loans, $244 thousand in single-family loans, and $388 thousand in other real estate owned. During the nine months ended March 31, 2002, the Company collected and recognized approximately $118 thousand in past due interest on its nonperforming loans. Approximately $167 thousand of additional interest income would have been recorded during the nine months ended March 31, 2002, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the nine months ended March 31, 2002. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

     During the quarter ended March 31, 2002, the Company transferred $388 thousand from nonaccrual loans to other real estate owned. This transfer was made in connection with a U.S. Bankruptcy Court approved sale to the Company of the loan's underlying collateral. The collateral consists of three residential lots, one partially completed single-family home and one finished single-family home. Subsequent to March 31, 2002, the Company signed sales agreements with respect to one residential lot and the partially completed home with closings scheduled for the fourth quarter of fiscal 2002. The Company is marketing the remaining properties.

     At March 31, 2002, the recorded investment in three loans that are considered to be impaired under SFAS No. 114 was $3.6 million as compared to $3.6 million at June 30, 2001. A related allowance for loan losses totaled $1.6 million and $1.6 million at March 31, 2002 and June 30, 2001, respectively. The average recorded investment in impaired loans during the nine months ended March 31, 2002 totaled $3.6 million as compared to $3.6 million for the same period in the prior fiscal year. During the nine months ended March 31, 2002, the Company recognized approximately $100 thousand in interest income on these loans.

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

     As of March 31, 2002, the Company's asset and liability management initiatives resulted in the following:

     1) an aggregate of $49.9 million or 30.4% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months;
     2) $55.4 million or 68.5% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were secured by floating rate securities;
     3) $43.7 million or 19.8% of the Company's investment portfolio is scheduled to mature within 24 months; and
     4) the term structure of the Company's borrowings as of March 31, 2002 has been positioned as follows: less than 1 year: $34.2 million or 18.7%; 3-5 years: $4.2 million or 2.3%; over 5 years: $144.5 million or 79.0%.

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

                                                  March 31,              June 30,
                                                  ---------              --------
                                                    2002            2001           2000
                                                 ---------       ---------       ---------
                                                            (Dollars in Thousands)
Interest-earning assets maturing or
   repricing within one year                     $ 218,176       $ 155,928       $  86,215
Interest-bearing liabilities maturing or
   repricing within one year                       146,323         137,232         275,814
                                                 ---------       ---------       ---------

Interest sensitivity gap                         $  71,853       $  18,696       $(189,599)
                                                 =========       =========       =========
Interest sensitivity gap as a percentage of

   total assets                                       18.4%            4.7%          (46.3)%
Ratio of assets to liabilities
   maturing or repricing within one year             149.1           113.6%           31.3%


     During the nine months ended March 31, 2002, the Company markedly improved its one year interest sensitivity gap by: (1) extending the term structure of a portion of the Company's borrowings; (2) increasing the amount of floating rate CMO's and short-term commercial paper investments; and (3) generally limiting incremental corporate bond purchases to those with repricing dates within 2 years.

     The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at March 31, 2002. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.



                                                        Stressed Repricing Gap
                                                        ----------------------

                                                                                                        Long Term &
                                                                                                            Non
                      Month 3      Month 6      Month 12       Month 24      Month 36     Month 60       sensitive
                      -------      -------      --------       --------      --------     --------      ------------
                                                         (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
 Gap ($'s)             32,041       17,489       16,862         -4,648        -4,475       -24,512               0
% of Total
  Assets                  8.2%         4.5%         4.3%          -1.2%         -1.1%         -6.3%            0.0%
Base Case Up 100 bp
-------------------
Cummulative
 Gap($'s)              33,139       19,304       34,575         29,073        44,020        38,456               0
% of Total
  Assets                  8.5%         4.9%         8.8%           7.4%         11.2%          9.8%            0.0%
Base Case No Change
-------------------
Cummulative
 Gap ($'s)             40,499       39,844       71,853         77,368        85,582       104,186               0
% of Total
  Assets                 10.3%        10.2%        18.4%          19.8%         21.9%         26.6%            0.0%
Base Case Down 100 bp
---------------------
Cummulative
 Gap($'s)              43,969       48,755       88,708         91,795       105,466       125,200               0
% of Total
  Assets                 11.2%        12.5%        22.7%          23.4%         26.9%         32.0%            0.0%
Base Case Down 200 bp
---------------------
Cummulative
 Gap ($'s)             50,842       58,394      100,393        106,992       121,841       140,791               0
% of Total
  Assets                 13.0%        14.9%        25.6%          27.3%         31.1%         36.0%            0.0%



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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2002.



                          Analysis of Sensitivity to Changes in Market Interest Rates
                          -----------------------------------------------------------

                                                      Modeled Change in Market Interest Rates (Basis Points)
                                             -------------------------------------------------------------------------
                                                      -200           -100             0           +100          +200
                                                       ---            ---             -            ---           ---
Estimated impact on:
--------------------
   Change in net interest income                     -25.0%         -11.7%            0            7.2%         16.4%

   Return on average equity                           8.34%         11.08%        13.43%         14.85%        16.61%

   Return on average assets                           0.65%          0.87%         1.06%          1.18%         1.33%

   Market value of equity (in
      thousands)                                     21,936         26,615        27,218         23,817        17,469



     The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2002.

                    Anticipated Transactions
-------------------------------------------------------------------
                                          (Dollars in Thousands/
                                          Weighted Average Rate)
Undisbursed construction and
    land development loans
      Fixed rate                                 $  5,388
                                                     7.33%

      Adjustable rate                            $  5,732
                                                     6.09%

Undisbursed lines of credit
      Adjustable rate                            $  7,069
                                                     5.54%

Loan origination commitments
      Fixed rate                                 $    850
                                                     7.71%

      Adjustable rate                            $     80
                                                     5.78%

Letters of credit
      Adjustable rate                            $    117
                                                     7.75%
                                                 --------
                                                  $19,236
                                                 ========

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings
          -----------------

          The Savings Bank filed a Complaint in Mortgage Foreclosure (the "Foreclosure") in March 2000 against The Development Group of Rose
          Valley (the "Obligor"), an obligor on two previously disclosed impaired and non-accrual loans. The Foreclosure was filed in the Court of Common Pleas of Allegheny County, Pennsylvania to request a judicial sale of the underlying real properties securing the mortgage loans due to nonpayment as per the terms of the mortgage notes. In November 2001, the Obligor filed an Answer, New Matter and Counterclaim to the Foreclosure. The counterclaims include breach of contract, promissory estoppel, breach of duty of good faith and fair dealing and tortious interference with prospective and existing business relations and seeks damages of approximately $5.2 million. In January 2002, the Court dismissed the tortious interference claim. The Company believes the remaining counterclaims are without merit. In April 2002, the Savings Bank filed a Petition for Enforcement of Assignment of Rents and for Supplementary Aid of Execution. This
          Petition seeks to sequester $25 thousand per month to adequately protect the Savings Bank's interest in the loan during the pending litigation and any possible workout. The legal proceedings are in the discovery phase at this time. The Savings Bank remains willing to endeavor to work towards a loan work-out with respect to these credits.

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

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------
          Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Not applicable.

ITEM 5.   Other Information
          -----------------
          Not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a) The following exhibit is filed as part of this Form 10-Q, and this list includes the Exhibit Index.

                    Number        Description                            Page
                    ------        --------------------------------       ----
                      99          Independent Accountant's Report         E-1

          (b) The Company filed a Current Report on Form 8-K, dated February 27, 2002, reporting under Item 5 that on February 27, 2002 Lawrence
              M. Lehman was elected as a director of the Company and the Savings Bank.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    WVS FINANCIAL CORP.




     May 14, 2002                   BY:    /s/ David J. Bursic
                                           -------------------------------------
     Date                                  David J. Bursic
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


     May 14, 2002                   BY:    /s/ Keith A. Simpson
                                           -------------------------------------
     Date                                  Keith A. Simpson
                                           Controller