Form 10-K
period 2002-06-30
WVS FINANCIAL CORP
filed 2002-09-30
CIK 910679

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended: June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the  transition  period from                    to
                                      ------------------    --------------------

                          Commission File No.: 0-22444

                               WVS Financial Corp.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                      25-1710500
-------------------------------------------         ----------------------------

       (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                     Identification Number)

            9001 Perry Highway
         Pittsburgh, Pennsylvania                                 15237
  -----------------------------------------          ---------------------------
          (Address of Principal                                  (Zip Code)
            Executive Offices)

       Registrant's telephone number, including area code: (412) 364-1911

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock (par value $.01 per share)
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 24, 2002, the aggregate value of the 2,173,002 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 478,784 shares held by all directors and officers of the Registrant as a group, was approximately $34.5 million. This figure is based on the last known trade price of $15.86 per share of the Registrant's Common Stock on September 24, 2002.

Number of shares of Common Stock outstanding as of September 24, 2002: 2,651,786


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2002 are incorporated into Parts I, II and IV.

(2) Portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1. Business.
------  --------

     WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

     West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2002.


Lending Activities

     General. At June 30, 2002, the Company's net portfolio of loans receivable totaled $152.9 million, as compared to $185.2 million at June 30, 2001. Net loans receivable comprised 37.8% of Company total assets and 86.1% of total deposits at June 30, 2002, as compared to 46.7% and 102.1%, respectively, at June 30, 2001. The principal categories of loans in the Company's portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans and land acquisition and development loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). Historically, the Company's lending activities have been concentrated in single-family residential loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

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

     Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2002, the Savings Bank's limit on loans-to-one borrower was approximately $3.7 million. The Company's general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2002, the Company's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $2.1 million to $3.5 million, and are secured primarily by real estate located in the Company's primary market area.

     Loan Portfolio Composition. The following table sets forth the composition of the Company's net loans receivable portfolio by type of loan at the dates indicated.

                                                                     At June 30,
                     ---------------------------------------------------------------------------------------------------------------
                            2002                    2001                  2000                    1999                     1998
                     -----------------------  ------------------  ----------------------  ---------------------    -----------------

                        Amount        %      Amount        %        Amount        %        Amount        %      Amount        %
                        ------        -      ------        -        ------        -        ------        -      ------        -
                                                                (Dollars in Thousands)
Real estate loans:
Single-family       $  89,889      53.69%   $ 105,623      51.50%   $ 105,964       52.49%  $ 103,035     54.43%  $ 104,849   61.06%
Multi-family            6,173       3.69        6,920       3.37        6,077        3.01       5,925      3.12       4,012    2.34
Commercial             25,439      15.19       34,955      17.05       32,847       16.27      28,546     15.08      21,021   12.24
Construction           19,965      11.92       28,157      13.73       26,935       13.34      23,810     12.58      17,779   10.35
Land acquisition
 and development        6,691       4.00        6,343       3.09        7,510        3.72       7,646      4.04       7,233    4.21
                        -----       ----        -----       ----        -----        ----       -----      ----       -----    ----
Total real estate
  Loans               148,157      88.49      181,998      88.74      179,333       88.83     168,962     89.25     154,894   90.20
                      -------      -----      -------      -----      -------       -----     -------     -----     -------   -----
Consumer loans:
Home equity            16,319       9.75       19,142       9.33       18,558        9.19      16,467      8.70      13,613    7.93
Education                   1       0.00           31       0.02           57        0.03          11      0.01         591    0.34
Other                   1,514       0.90        2,092       1.02        2,062        1.02       2,153      1.14       2,336    1.36
                        -----       ----        -----       ----        -----        ----       -----      ----       -----    ----
Total consumer
  Loans                17,834      10.65       21,265      10.37       20,677       10.24      18,631      9.85      16,540    9.63
                       ------      -----       ------      -----       ------       -----      ------      ----      ------    ----
Commercial loans        1,447       0.86        1,819       0.89        1,879        0.93       1,720      0.90         290    0.17
                        -----       ----        -----       ----        -----        ----       -----      ----         ---    ----
Commercial lease
  Financings              ---       0.00          ---       0.00          ---        0.00         ---      0.00        ---     0.00

                      167,438     100.00%     205,082     100.00%     201,889      100.00%    189,313    100.00%    171,724  100.00%
                      -------     ======      -------     ======      -------      ======     -------    ======     -------   ======
Less:
Undisbursed loan
  Proceeds            (11,311)                (16,481)                (15,820)                (16,327)              (11,312)
Net deferred loan
  origination fees       (464)                   (659)                   (801)                   (817)                 (815)
Allowance for loan
  Losses               (2,758)                 (2,763)                 (1,973)                 (1,842)               (1,860)
                       ------                  ------                  ------                  ------                ------
Net loans
  Receivable        $ 152,905               $ 185,179             $   183,295               $ 170,327           $   157,737
                    =========               =========             ===========               =========           ===========


     Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company's loans and mortgage-backed securities at June 30, 2002. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.


                                                                       Real Estate Loans
                         ------------------------------------------------------------------

                                                                                    Land        Consumer
                                                                                 acquisition    loans and     Mortgage
                           Single-      Multi-                                      and        commercial     -backed
                           family       family     Commercial   Construction    development      loans       securities      Total
                           ------       ------     ----------   ------------    -----------      -----       ----------      -----
                                                                 (Dollars in Thousands)
Amounts due in:
  One year or less         $ 2,339       $  5         $ 485         $11,407          $1,756     $     812     $     443    $  17,247
  After one year through
     five years              2,588         645        1,407           3,450           4,935         5,100           ---       18,125
  After five years          84,962       5,523       23,547           5,108             ---        13,369        82,100      214,609
                            ------       -----       ------           -----          ------        ------        ------      -------
     Total(1)             $ 89,889      $6,173      $25,439         $19,965          $6,691       $19,281       $82,543     $249,981
                          ========      ======      =======         =======          ======       =======       =======     ========



  Interest rate terms on amounts due after one year:


  Fixed                   $ 79,457      $3,808      $11,978          $5,108       $     212       $12,836       $23,620     $137,019
  Adjustable                 8,093       2,360       12,976           3,450           4,723         5,633        58,480       95,715
                             -----       -----       ------           -----           -----         -----        ------       ------
     Total                $ 87,550      $6,168      $24,954          $8,558          $4,935       $18,469       $82,100     $232,734
                          ========      ======      =======          ======          ======       =======       =======     ========


------------------
(1) Does not include adjustments relating to loans in process, the allowance for loan losses, accrued interest, deferred fee income and unearned discounts.

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

     At June 30, 2002, the Company had approximately $6.9 million of renewed commercial real estate and construction loans. The $6.9 million in aggregate disbursed principal that has been renewed is comprised of: construction and business lines of credit totaling $4.2 million and land acquisition and single-family speculative construction loans totaling $2.7 million. Management believes that the previously discussed whole loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All but one of the loans that have been rolled over, as discussed above, are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans.

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

     Historically, the Company has originated substantially all of the loans retained in its portfolio. Substantially all of the residential real estate loans originated by the Company have been under terms, conditions and documentation which permit their sale to the Federal National Mortgage Association and other investors in the secondary market. Although West View has not been a frequent seller of loans in the secondary market, the Savings Bank is on the Federal National Mortgage Association approved list of sellers/servicers. The Company has held most of the loans it originates in its own portfolio until maturity, due, in part, to competitive pricing conditions in the marketplace for origination by nationwide lenders and portfolio lenders. During fiscal 2002, the Company sold loans with an approximate combined principal balance of $3.0 million comprised primarily of two pools of residential loans totaling $2.7 million and education loans totaling approximately $300 thousand. The Company did not retain any servicing rights with respect to the loans sold.

     The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company's market area is insufficient or t o increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 2002, $3.2 million or 2.1% of the Company's total loans receivable consisted of whole loans and participation interests in loans purchased from other financial institutions which consisted of single-family mortgage pools.

     The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 2002, $3.2 million or 2.1% of the Company's total loans receivable were being serviced for the Company by others.

     The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.


                                                                   At or For the Year Ended June 30,
                                                         -------------------------------------------------------

                                                             2002                2001                 2000
                                                             ----                ----                 ----
                                                                        (Dollars in Thousands)

Net loans receivable beginning balance                   $ 185,179              $183,295             $ 170,327
Real estate loan originations
   Single-family(1)                                          5,313                 7,918                13,396
   Multi-family(2)                                              40                   412                    --
   Commercial                                                  578                 3,268                 5,989
   Construction                                             13,634                22,255                17,157
   Land acquisition and development                          3,695                 1,954                 2,451
                                                             -----                 -----                 -----
      Total real estate loan originations                   23,260                35,807                38,993
                                                            ------                ------                ------

Home equity                                                  3,950                 5,358                 6,387
Education                                                      333                   342                   348
Commercial                                                     215                   295                   621
Other                                                          370                   979                   873
                                                               ---                   ---                   ---
          Total loan originations                           28,128                42,781                47,222
                                                            ------                ------                ------
Disbursements against available credit lines:
   Home equity                                               3,472                 4,491                 4,348
   Other                                                       250                   776                   998
Purchase of whole loans and participations                     ---                 2,848                   ---
                                                            ------                ------                ------
     Total originations and purchases                       31,850                50,896                52,568
                                                            ------                ------                ------
Less:
   Loan principal repayments                                66,054                47,398                38,861
   Sales of whole loans and participations(3)                2,988                   313                 1,093
   Transferred to real estate owned                            500                   ---                    20
   Change in loans in process                               (5,170)                  661                  (508)
   Other, net(4)                                              (248)                  640                   134
             --                                               ----                   ---                   ---
     Net increase (decrease)                             $ (32,274)             $  1,884             $  12,968
                                                         ---------              --------             ---------
Net loans receivable ending balance                      $ 152,905              $185,179             $ 183,295
                                                         =========              ========             =========

--------------------------
(1)  Consists of loans secured by one-to-four family properties.
(2)  Consists of loans secured by five or more family properties.
(3) Loans sold in fiscal years 2002, 2001 and 2000 included servicing rights. As of June 30, 2002, loans serviced for others totaled approximately $1.65 million.
(4) Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

     The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the Board of Directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and non-residential) (80%); improved property (85%); and one-to-four family residential (owner-occupied) (no maximum ratio; however any LTV ratio in excess of 80% should require appropriate insurance or readily marketable collateral). Consistent with its conservative lending philosophy, the Company's LTV limits are generally more restrictive than those in the Guidelines: raw land (60%); land development (70%); construction (commercial - 70%; multi-family - 75%; speculative residential - 80%); and residential properties (75% on larger family non-owner-occupied residences).

     Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2002, $89.9 million or 53.7% of the Company's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. Single-family loan originations totaled $5.3 million and decreased $2.6 million or 32.9% during the fiscal year ended June 30, 2002, when compared to the same period in 2001. The decrease in single-family originations was primarily due to lower cyclical mortgage refinancing activity.

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

     At June 30, 2002, approximately $81.8 million or 91.0% of the single-family residential loans in the Company's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

     The Company is permitted to lend up to 100% of the appraised value of real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 95% of the appraised value, the Company is required by state banking regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 75% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance is obtained on residential loans for which loan-to-value ratios exceed 80% according to the following schedule: loans exceeding 80% but less than 90% - 25% coverage; loans exceeding 90% but less than 95% - 30%
coverage; and loans exceeding 95% through 100% - 35% coverage. No loans are made in excess of 100% of appraised value.

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

     Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2002, $6.2 million or 3.7% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented a decrease of $747 thousand or 10.8% from fiscal 2001. At June 30, 2002, $25.4 million or 15.2% of the loan portfolio consisted of loans secured by existing commercial real estate properties, which represented a decrease of $8.9 million or 25.9% from fiscal 2001. During fiscal 2002, the Company chose not to emphasize originations of commercial real estate loans due to less than favorable pricing and to reduce credit risk associated with the national and local economic recessions.

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

     At June 30, 2002, the Company's multi-family residential and commercial real estate loan portfolio consisted of approximately 97 loans with an average principal balance of $326 thousand. At June 30, 2002, the Company had three commercial real estate loans to three borrowers, totaling $3.3 million, that were not accruing interest.

     Construction Loans. In recent years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company's primary market area. At June 30, 2002, construction loans amounted to approximately $20.0 million or 11.9% of the Company's total loan portfolio, which represented a decrease of $8.2 million or 29.1% from fiscal 2001. The decrease was principally due to decreased levels of new home construction. As of June 30, 2002, the Company's portfolio of construction loans consisted of $17.7 million of loans for the construction of single-family residential real estate, $1.0 million of loans for the construction of commercial real estate, and $1.3 million of loans for the construction of multi-family residential real estate. Construction loan originations totaled $13.6 million and decreased by $8.6 million or 38.7% during the fiscal year ended June 30, 2002, when compared to the same period in 2001.

     Construction loans are made for the purpose of constructing a personal residence. In such circumstances, the Company will underwrite such loans on a construction/permanent mortgage loan basis. At June 30, 2002, approximately 74.4% of total outstanding construction loans were made to local real estate builders and developers with whom the Company has worked for a number of years for the purpose of constructing primarily single-family residential developments, with 20.6% of total construction loans made to individuals for the purpose of constructing a personal residence, and 5.0% of total construction loans made to a church parish for an addition. Upon application, credit review and analysis of personal and corporate financial statements, the Company will grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative (or unsold) residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $1.2 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company's authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2002, the Company also had $6.7 million or 4.0% of the total loan portfolio invested in land development loans, which consisted of 24 loans to 19 developers.

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

     Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2002, $17.8 million or 10.6% of the Company's total loan portfolio consisted of consumer loans, which represented a decrease of $3.5 million or 16.1% from fiscal 2001. The consumer loans offered by the Company include home equity loans, home equity lines of credit, education loans, automobile loans, deposit account secured loans and personal loans. Approximately 91.5% of the Company's consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

     The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2002, approximately 69.6% of the Company's home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

     Commercial Loans. At June 30, 2002, $1.4 million or less than 1% of the Company's total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, business inventory and equipment, and similar collateral. The $372 thousand or 20.5% decrease from fiscal 2001 was principally due to principal repayments. The Company is selectively developing this line of business in order to increase interest income and to attract compensating deposit account balances.

     Loan Fee Income. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

     The Company's loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with FASB 91, the Company has recognized $285 thousand, $202 thousand and $212 thousand of deferred loan fees during fiscal 2002, 2001 and 2000, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. The increases in loan origination fee income for fiscal year 2002 was principally attributable to a higher volume of loan refinancings. A higher volume of loan refinancings will permit the acceleration of associated deferred fee balances.

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

     The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.


                                                                  At June 30,
                                               ------------------------------------------------

                                                2002      2001        2000      1999     1998
                                                ----      ----        ----      ----     ----
                                                             (Dollars in Thousands)
Non-accruing loans:
Real estate:
   Single-family(1)                            $  582     $  201     $   67     $189     $ 52
   Commercial(2)                                3,267      3,326      2,344      274      481
   Construction(3)                                520      1,355      1,520      ---      ---
   Land Acquisition and Development (4)           477        ---        ---      ---      ---
Consumer                                          ---        134        113       77       70
Commercial loans and leases(5)                    198        ---          6        7      ---
                                               ------     ------     ------   ------   ------
Total non-accrual loans                         5,044      5,016      4,050      547      603
                                               ------     ------     ------   ------   ------
Accruing loans greater than 90 days

   Delinquent                                     ---        ---        ---      ---      ---
                                               ------     ------     ------   ------   ------
     Total non-performing loans                $5,044     $5,016     $4,050     $547     $603
                                               ------     ------     ------   ------   ------
Real estate owned                                 235        ---        ---      218      ---
                                               ------     ------     ------   ------   ------
     Total non-performing assets               $5,279     $5,016     $4,050     $765     $603
                                               ======     ======     ======   ======   ======
Troubled debt restructurings                   $  ---     $  ---     $  ---   $  ---   $  ---
                                               ======     ======     ======   ======   ======
Total non-performing loans and troubled
 debt restructurings as a percentage of
 net loans receivable                            3.30%      2.71%      2.21%    0.32%    0.38%
                                               ======     ======     ======   ======   ======
Total non-performing assets to total assets      1.30%      1.27%      0.99%    0.22%    0.20%
                                               ======     ======     ======   ======   ======
Total non-performing assets and troubled
   debt restructurings as a percentage of
    total assets                                 1.30%      1.27%      0.99%    0.22%    0.20%
                                               ======     ======     ======   ======   ======

-----------------------------
(1) At June 30, 2002, non-accrual single-family residential real estate loans consisted of three loans.
(2) At June 30, 2002, non-accrual commercial real estate loans consisted of three loans.
(3)  At June 30, 2002, non-accrual construction loans consisted of one loan.
(4) At June 30, 2002, non-accrual land acquisition and development loans consisted of one loan.
(5) At June 30, 2002, non-accrual commercial loans and leases consisted of one loan.

     The $28 thousand increase in non-accrual loans during fiscal 2002 is comprised of a $477 thousand increase in non-accrual land acquisition and development loans, a $381 thousand increase in non-accrual single-family real estate loans and a $198 thousand increase in non-accrual commercial loans and leases, partially offset by a $835 thousand decrease in non-accrual construction loans, a $134 thousand decrease in non-accrual consumer loans and a $59 thousand decrease in non-accrual commercial real estate loans.

     As of June 30, 2002, the Company had three commercial real estate loans classified as non-accrual status. One of the commercial real estate loans is secured by a restaurant and real estate located in Wexford, PA. The outstanding principal balance of this loan totals $206 thousand and is part of a court supervised bankruptcy plan. In brief, the original bankruptcy plan called for payments in excess of the original loan terms to cure the deficiency with the next three years. During the quarter ended June 30, 2002, the original court appointed disbursing agent stopped making payments and is being investigated by the U.S. Attorney's Office for bankruptcy fraud and money laundering. On July 31, 2002 the United States Bankruptcy Court for the Western District of Pennsylvania appointed a successor disbursing agent for the limited purpose of disbursing funds currently held in escrow (rent payments) as well as regularly scheduled payments due under the plan. The Savings Bank has not modified the original terms of this loan and we are presently providing a loan accounting to the successor disbursing agent. We believe that a small lump sum payment from escrow, and future monthly payments, will commence in September 2002.

     The Company has one non-accrual commercial real estate loan, and one non-accrual construction loan, to a retirement village located within the North Hills area. Both loans became delinquent in fiscal 2000. The outstanding principal balances total $3.8 million of which $2.6 million is owned by the Company and the remaining $1.2 million is serviced by the Company for four participating lenders. Prior to January 2002, the borrower had been paying $15 thousand per month towards curing the arrearages. See Part II - Other Information - Item #1, "Legal Proceedings". As of this date, the Savings Bank and the borrower have not been able to negotiate a mutually acceptable written work-out agreement; therefore no modification of these credits has occurred. The Savings Bank remains willing to endeavor to work towards a loan work-out with respect to these credits while pursuing appropriate legal remedies.

     The Company has one non-accruing commercial real estate loan, with a principal balance of $980 thousand, to a personal care home that was originally part of the two retirement village loans discussed above. Due to the low occupancy of the personal care home, and the related cash drain on the retirement village, the Savings Bank "carved out" approximately $1 million of loan debt from the retirement village, assigned that $1 million in debt to the personal care home, and allowed one of the obligors - a geriatric physician - to separately own and operate the personal care home as a separate facility. The borrower was in compliance with a written loan work-out agreement until February 2002. Sporadic payments have been received since March 2002. The borrower alleges insufficient operating cash, along with the loss of other income, to service the debt. The Savings Bank also holds three other loans, secured by pledges of various real estate and chattel, to this same borrower which were accruing interest as of June 30, 2002. If satisfactory payment arrangements cannot be worked-out with the borrower on these loans, the Savings Bank will classify the loans as non-accrual and begin appropriate legal proceedings during the quarter ending September 30, 2002.

     The loan acquisition and development loan classified as non-accrual at June 30, 2002 was released by the Bankruptcy Court and sold in July 2002. The Savings Bank recovered the full principal balance plus approximately $36 thousand in previously unaccrued interest.

     As of June 30, 2002 the Company had one non-accruing commercial loan with a principal balance of $198 thousand. The loan is secured by various commercial business assets including photographic equipment and a truck along with the personal guarantees of both owners. In July 2002, the Company entered into a loan work-out that provided for reduced monthly loan payments in exchange for the pledging of additional unrelated business assets. The revised payment plan went into effect in August 2002 and the borrowers are performing under the modified terms.

     The Company had three non-accrual single-family loans at June 30, 2002 which totaled $582 thousand. During July 2002 one of these loans, with $171 thousand of principal and $9 thousand of unaccrued interest, was satisfied in full. The other two single-family loans are in the process of collection.

     Real estate owned, at June 30, 2002, totaled $235 thousand and was comprised of two undeveloped residential lots and one completed single-family home. During May 2002, the Company sold one partially completed speculative construction home to an independent third party builder and realized proceeds of approximately $114 thousand with the Savings Bank financing approximately $53 thousand for completion of the home. Additionally, a developed residential lot from the same real estate owned grouping was sold with the Company realizing proceeds of approximately $38 thousand. The completed single-family home was sold in August 2002 with the Company realizing proceeds totaling approximately $188 thousand. In August 2002 the Company entered into a sales agreement to sell the remaining two lots and recorded a $15 thousand loss provision.

     During fiscal 2002, 2001 and 2000, approximately $408 thousand, $422 thousand and $357 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $162 thousand, $296 thousand and $180 thousand, respectively.

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

     The Company's general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company's general valuation allowances are within the following ranges: (1) 0% to 5% of assets subject to special mention; (2) 5% to 25% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company's past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2002, is adequate.

     The allowance for loan losses at June 30, 2002 decreased $5 thousand to $2.76 million due to charge-offs of $68 thousand, which were partially offset by additional provisions of $57 thousand and recoveries of $6 thousand. The Company believes that the loan loss reserve levels are prudent and warranted at this time due to the weakening of the national economy. The increases in prior years reflected a number of factors, the most significant of which were the industry trend towards greater emphasis on the allowance method of providing for loan losses and the specific charge-off method and the increase in non-accrual loans.

     The following table summarizes changes in the Company's allowance for loan losses and other selected statistics for the periods indicated.


                                                                            At June 30,
                                               ----------------------------------------------------------------
                                                  2002         2001           2000        1999          1998
                                                  ----         ----           ----        ----          ----
                                                                       (Dollars in Thousands)

Average net loans                               $173,023     $ 185,895      $177,557     $158,651     $ 163,046
                                                ========      ========      ========     ========      ========
Allowance balance (at beginning of period)      $  2,763     $   1,973      $  1,842     $  1,860     $   2,009
Provision for loan losses                             57           788           150          ---          (120)
Charge-offs:
   Real estate:
     Single-family                                   ---           ---           ---           5             1
     Multi-family                                    ---           ---           ---          ---           ---
     Commercial                                      ---            10           ---          ---           ---
     Construction                                    ---           ---           ---          ---           ---
   Land acquisition and development                  ---           ---           ---          ---           ---
   Consumer:
     Home equity                                      25           ---           ---           15            15
     Education                                       ---           ---           ---          ---           ---
     Other                                            43           ---            19          ---            23
   Commercial loans and leases                       ---             7           ---          ---           ---
                                                 -------       -------       -------      -------       -------
     Total charge-offs                                68            17            19           20            39
Recoveries:
   Real estate:
     Single-family                                   ---           ---           ---            1             8
     Multi-family                                    ---           ---           ---          ---           ---
     Commercial                                      ---           ---           ---          ---           ---
     Construction                                    ---           ---           ---          ---           ---
   Land acquisition and development                  ---           ---           ---          ---           ---
   Consumer:
     Home equity                                     ---           ---           ---            1           ---
     Education                                       ---           ---           ---          ---           ---
     Other                                             6            19           ---          ---             1
   Commercial loans and leases                       ---           ---           ---          ---             1
                                                 -------       -------       -------      -------       -------

     Total recoveries                                  6            19           ---            2            10
                                                 -------       -------       -------      -------       -------
Net loans charged-off                                 62            (2)           19           18            29
Transfer to real estate owned loss reserve           ---           ---           ---          ---           ---
                                                 -------       -------       -------      -------       -------
Allowance balance (at end of period)            $  2,758     $   2,763      $  1,973     $  1,842     $   1,860
                                                 =======       =======       =======      =======       =======


Allowance for loan losses as a percentage of
  total loans receivable                            1.77%         1.47%         1.06%        1.07%         1.08%
                                                    ====          ====          ====         ====          ====
Net loans charged-off as a percentage of
  average net loans                                 0.04%         0.01%         0.01%        0.02%         0.02%
                                                    ====          ====          ====         ====          ====
Allowance for loan losses to non-performing
  Loans                                            54.68%        55.08%        48.72%      336.75%       308.46%
                                                   =====         =====         =====       ======        ======
Net loans charged-off to allowance for loan
  Losses                                            2.25%        (0.07)%        0.96%        0.98%         1.56%
                                                    ====         =====          ====         ====          ====
Recoveries to charge-offs                           8.82%       111.76%         0.00%       11.12%        25.64%
                                                    ====        ======          ====        =====         =====

The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.


                                                                    At June 30,
                      --------------------------------------------------------------------------------------------------------

                             2002                 2001                 2000                 1999                 1998
                      -------------------  -------------------  -------------------  -------------------  -------------------
                      % of Total Loans by  % of Total Loans by  % of Total Loans by  % of Total Loans by  % of Total Loans by
                       Amount   Category    Amount   Category    Amount   Category    Amount   Category    Amount   Category
                       ------   --------    ------   --------    ------   --------    ------   --------    ------   --------
                                                              (Dollars in Thousands)

Real estate loans:
  Single-family           $191    53.69%       $180    51.50%     $  167    52.49%     $  174    54.43%     $  164    61.06%
  Multi-family              31     3.69          35     3.37          30     3.01         152     3.12         143     2.34
  Commercial             1,745    15.19       1,721    17.05         704    16.27         283    15.08         423    12.24
  Construction             300    11.92         407    13.73         287    13.34          85    12.58          52    10.35
  Land acquisition
   and development          66     4.00          41     3.09          57     3.72          57     4.04          59     4.21
  Unallocated               10     0.00         ---     0.00         363     0.00         695     0.00         652     0.00
                       -------   ------     -------   ------     -------   ------     -------   ------     -------   ------
    Total real estate
     loans               2,343    88.49       2,384    88.74       1,608    88.83       1,446    89.25       1,493    90.20
                       -------   ------     -------   ------     -------   ------     -------   ------     -------   ------

Consumer loans:
  Home equity              165     9.75         231     9.33         184     9.19         202     8.70         168     7.93
  Education                ---     0.00         ---     0.02           1     0.03         ---     0.01           5     0.34
  Other                     28     0.90          73     1.02          80     1.02          24     1.14          17     1.36
  Unallocated              ---     0.00         ---     0.00         ---     0.00          77     0.00         167     0.00
                       -------   ------     -------   ------     -------   ------     -------   ------     -------   ------
    Total consumer
      loans                193    10.65         304    10.37         265    10.24         303     9.85         357     9.63
                       -------   ------     -------   ------     -------   ------     -------   ------     -------   ------
Commercial loans:
  Commercial loans         187     0.86          75     0.89         100     0.93          86     0.90          10     0.17
  Unallocated              ---     0.00         ---     0.00         ---     0.00           7     0.00         ---     0.00
    Total commercial
      loans                187     0.86          75     0.89         100     0.93          93     0.90          10     0.17
                       -------   ------     -------   ------     -------   ------     -------   ------     -------   ------
Commercial lease
  financings               ---     0.00         ---     0.00         ---     0.00         ---     0.00         ---     0.00
                       -------   ------     -------   ------     -------   ------     -------   ------     -------   ------
Off balance-sheet
   items                    35     0.00         ---     0.00         ---     0.00         ---     0.00         ---     0.00
                       -------   ------     -------   ------     -------   ------     -------   ------     -------   ------
                       $ 2,758   100.00%    $ 2,763   100.00%    $ 1,973   100.00%    $ 1,842   100.00%    $ 1,860   100.00%
                       =======   ======     =======   ======     =======   ======     =======   ======     =======   ======



     The Company determines its allowance for loan losses in accordance with generally accepted accounting principles. The Company uses a systematic methodology as required by Financial Reporting Release No. 28 and the various Federal Financial Institutions Examination Council guidelines. The Company also endeavors to adhere to SEC Staff Accounting Bulletin No. 102 in connection with loan loss allowance methodology and documentation issues.

     Our methodology used to determine the allocated portion of the allowance is as follows. For groups of homogenous loans, we apply a loss rate to the groups' aggregate balance. Our group loss rate reflects our historical loss experience. We may adjust these group rates to compensate for changes in environmental factors; but our adjustments have not been frequent due to a relatively stable charge-off experience. The Company also monitors industry loss experience on similar loan portfolio segments. We then identify loans for individual evaluation under SFAS 114. If the individually identified loans are performing, we apply a segment specific loss rate adjusted for relevant environmental factors, if necessary, for those loans reviewed individually and considered individually impaired, we use one of the three methods for measuring impairment mandated by SFAS 114. Generally the fair value of collateral is used since to date out impaired loans are real estate based. In connection with the fair value of collateral measurement, the Company generally would use an independent appraisal and determine costs to sell. The Company's appraisals for commercial income based loans, such as the retirement village, now assess value based upon the operating cash flows of the business as opposed to merely "as built" values. The Company then validates the reasonableness of our calculated allowances by:
(1) reviewing trends in loan volume, delinquencies, restructurings and concentrations; (2) review prior period (historical) charge-offs and recoveries; and (3) present the results of this process, quarterly, to the Asset Classification Committee and the Bank's Board of Directors. We then tabulate, format and summarize the current loan loss allowance balance for financial and regulatory reporting purposes.

     The Company had a $10 thousand unallocated loss allowance balance at June 30, 2002. In prior fiscal years, an unallocated loss allowance balance was maintained for real estate, consumer and small commercial loans. With respect to real estate loans, the Company believed that it was prudent to maintain a certain level of unallocated loss allowances as the Bank grew its commercial real estate and construction segments. At the time the Company's historical loss experience with these two segments was somewhat limited. At the time management believed that risks were inherent within those segments but was uncertain as to the degree of loss. A reasonable estimate, using industry loss factors, was utilized. The same rationale applied to the unallocated allowance for consumer loans. The Company had no unallocated consumer loan allowances for the past three fiscal years.

     The following table summarizes the calculations of required allowance for loan losses by loan category as of June 30, 2002.


                                                                   Allowance
                                                                      for
                                               Group Rate          Loan Loss
                                            -----------------     ------------
Homogenous loans:
      Single-family                              0.0015              $   132
      Multi-family                               0.0050                   31
      Commercial real Estate                     0.0100                  223
      Construction/land acquisition
        and development                          0.0015-0.0100(1)         85

      Secured consumer                           0.0100                  165
      Unsecured consumer                         0.0500                   26
      Commercial loans                           0.0500                   66
      Off balance-sheet items (2)                0.0100                   35
      Unallocated                                                         10

Individually evaluated Loans:
      Single-family                                                       59
      Multi-family                                                       ---
      Commercial real Estate                                           1,522
      Construction/land acquisition
        and development                                                  281
      Secured consumer                                                   ---
      Unsecured consumer                                                   2
      Commercial loans                                                   121
      Off balance-sheet items                                            ---

Total allowance for loan losses:
      Single-family                                                      191
      Multi-family                                                        31
      Commercial real estate                                           1,745
      Construction/land acquisition
        and development                                                  366
      Secured consumer                                                   165
      Unsecured consumer                                                  28
      Commercial loans                                                   187
      Off balance-sheet items                                             35
      Unallocated                                                         10
                                                                 -----------
Total allowance for loan losses                                     $  2,758
                                                                 ===========

-------------------------------

(1) The rate applied ranges from 0.0015 to 0.0100 depending upon the underlying collateral, loan type (permanent vs. construction), historical loss experience, industry loss experience on similar loan segments, delinquency trends, loan volumes and concentrations, and other relevant economic and environmental factors.

(2) The 1.00% rate is applied to the credit equivalent amount of the off-balance sheet item. Various off- balance sheet items have different risk weightings and credit conversion factors.

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

     At June 30, 2002, the Company's MBS portfolio totaled $82.5 million as compared to $64.1 million at June 30, 2001. The $18.4 million or 28.7% increase in MBS balances outstanding during fiscal 2002 was primarily attributable to purchases of floating rate CMOs which were partially offset by principal repayments. At June 30, 2002, approximately $58.5 million or 70.9% (book value) of the Company's portfolio of MBS, including CMOs, were comprised of adjustable or floating rate instruments, as compared to $16.0 million or 25.0% at June 30, 2001. Substantially all of the Company's floating rate MBS adjust monthly based upon changes in certain short-term market indices (e.g. LIBOR, Prime, etc.).

     The following tables set forth the amortized cost and estimated market values of the Company's MBSs available for sale and held to maturity as of the periods indicated.


                                                2002        2001       2000
                                                ----        ----       ----
MBS Available for Sale at June 30,
----------------------------------                (Dollars in Thousands)


FHLMC PCs                                     $    48    $    49    $   100
GNMA PCs                                        2,627      2,777      2,924
FNMA PCs                                        3,228      4,840      6,010
CMOs - agency collateral                          293        472        595
CMOs - single-family whole loan collateral        ---        248        521
                                               -------    -------    -------
Total amortized cost                          $ 6,196    $ 8,386    $10,150
                                              =======    =======    =======
Total estimated market value                  $ 6,450    $ 8,551    $ 9,936
                                              =======    =======    =======

MBS Held to Maturity at June 30,
--------------------------------

FHLMC PCs                                     $    60    $    74    $   107
GNMA PCs                                        4,069      7,413      9,217
FNMA PCs                                           35         27         45
CMOs - agency collateral                       55,587     17,590     17,792
CMOs - single-family whole loan collateral     16,342     30,477     36,576
                                              -------    -------    -------
Total amortized cost                          $76,093    $55,581    $63,737
                                              =======    =======    =======
Total estimated market value                  $76,819    $56,082    $61,943
                                              =======    =======    =======



     The Company believes that its present MBS available for sale allocation of $6.2 million or 7.5% of the carrying value of the MBS portfolio, is adequate to meet anticipated future liquidity requirements and to reposition its balance sheet and asset/liability mix should it wish to do so in the future.

     The following table sets forth the amortized cost, contractual maturities and weighted average yields of the Company's MBSs, including CMOs, at June 30, 2002.


                                    One Year or     After One to     After Five to     Over Ten
                                       Less          Five Years        Ten Years         Years        Total
                                       ----          ----------        ---------         -----        -----
                                                                (Dollars in Thousands)

MBS available for sale            $      433          $     ---        $    35           $ 5,728      $  6,196
                                        6.02%              0.00%          9.01%             7.23%         7.16%

MBS held to maturity              $      ---          $     ---        $    58           $76,035      $ 76,093
                                        0.00%             0.00%           9.03%             3.93%         3.93%
                                        ----               ----           ----              ----          ----

Total                             $      433          $     ---        $    93           $81,763      $ 82,289
                                  ==========          =========        =======           =======      ========
Weighted average yield                  6.02%             0.00%           9.02%             4.16%         4.18%
                                  ==========          =========        =======           =======      ========



     Due  to   prepayments  of  the   underlying   loans,   and  the  prepayment
characteristics of the CMO traunches, the actual maturities of the Company's MBS are expected to be substantially less than the scheduled maturities.

     The following table sets forth information with respect to the MBS owned by the Company at June 30, 2002, which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All MBS owned by the Company have been assigned a triple A investment grade rating.

                                                                     Estimated
          Name of Issuer                          Carrying Value    Market Value
          --------------                          --------------    ------------
                                                      (Dollars in Thousands)

          Norwest Asset Securities Corp.           $  3,820         $  3,922
          Countrywide Home Loans, Inc.                4,180            4,323
          Residential Funding
          Mortgage Securities, Inc.                   3,573            3,624
                                                      -----            -----

                                                   $ 11,573         $ 11,869
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

     The Company's investment activities are directly monitored by the Company's Investment Committee under policy guidelines adopted by the Board of Directors. In recent years, the general objective of the Company's investment policy has been to manage the Company's interest rate sensitivity gap and generally to increase interest-earning assets. As reflected in the table below, the Company experienced significant prepayments in significant portion of its investment portfolio from U.S. Government agency obligations. Outstanding balances totaled $55.2 million or 36.5% of the total investment portfolio at June 30, 2002, as compared to $87.9 million or 67.8% of the total investment portfolio at June 30, 2001. At June 30, 2002, approximately $52.7 million or 95.5% of the Company's U.S. Government Agency portfolio was comprised of U.S. Government Agency securities with longer-terms to maturity and optional principal redemption features ("callable bonds"). The Company purchased approximately $59.0 million of investment grade corporate debt securities during fiscal year 2002 and held approximately $58.4 million or 38.6% of the total investment portfolio in Corporate Debt Obligations.

     The following tables set forth the amortized cost and estimated market values of the Company's investment securities portfolio at the dates indicated.


                                                              2002              2001            2000
                                                              ----              ----            ----
Investment Securities Available for Sale at June 30,
----------------------------------------------------
                                                                (Dollars in Thousands)

Preferred trust securities                                  $   860           $   161        $    ---
Corporate debt obligations                                    6,495               ---             ---
                                                            -------           -------         -------
Total amortized cost                                          7,355               161             ---
Equity securities                                             1,020             1,219           1,380
                                                            -------           -------         -------
Total amortized cost                                        $ 8,375           $ 1,380         $ 1,380
                                                            =======           =======         =======
Total estimated market value                                $ 8,426           $ 1,380         $ 1,296
                                                            =======           =======         =======


Investment Securities Held to Maturity at June 30,
--------------------------------------------------

Corporate debt obligations                                  $58,415           $10,520         $   ---
U.S. Government agency securities                            55,216            87,927         116,052
State and municipal securities                               29,327            29,766          20,154
                                                             ------            ------          ------
                                                            142,958           128,213         136,206
FHLB stock                                                    8,281             8,150           5,225
                                                              -----             -----           -----
Total amortized cost                                       $151,239          $136,363        $141,431
                                                           ========          ========        ========
Total estimated market value                               $154,427          $137,341        $134,497
                                                           ========          ========        ========


     Information regarding the amortized cost, contractual maturities and weighted average yields of the Company's investment portfolio at June 30, 2002 is presented below.


Investment Securities                     One Year     After One to     After Five to     Over Ten
Available for Sale                         or Less      Five Years        Ten Years         Years         Total
------------------                         -------      ----------        ---------         -----         -----
                                                                    (Dollars in Thousands)

Preferred trust                        $     ---         $  ---         $  ---          $     860         $  860
                                            0.00%          0.00%          0.00%              9.54%          9.54%

Corporate debt obligations             $   6,495         $  ---         $  ---          $     ---         $6,495
                                            2.67%          0.00%          0.00%              0.00%          2.67%

Equity securities                      $     ---         $  ---         $  ---          $   1,020         $1,020
                                            0.00%          0.00%          0.00%              5.76%         5.76%

Total                                  $   6,495         $  ---         $  ---          $   1,880         $8,375
                                       =========          =====          =====          =========         ======
Weighted average yield                      2.67%          0.00%          0.00%              7.49%          3.75%
                                       =========          =====          =====          =========         ======




Investment Securities                     One Year     After One to      After Five to      Over Ten
Held to Maturity                           or Less      Five Years         Ten Years          Years          Total
----------------                           -------      ----------         ---------          -----          -----

Corporate debt obligations             $   48,479        $   9,936        $     ---        $      ---       $ 58,415
                                             3.82%            4.38%            0.00%             0.00%          3.92%

U.S. Government agency
   securities                          $      ---        $      ---       $     ---        $   55,216       $ 55,216

                                             0.00%            0.00%            0.00%             4.96%          4.96%

State and municipal securities (1)     $      ---        $      ---       $   1,461        $   27,866       $ 29,327

                                             0.00%            0.00%            7.24%             8.15%          8.10%
                                       ----------        ---------        ---------        ----------       --------
Total                                  $   48,479        $   9,936        $   1,461        $   83,082       $142,958
                                       ==========        =========        =========        ==========       ========
Weighted average yield                       3.82%            4.38%            7.24%             6.03%          5.18%
                                       ==========        =========        =========        ==========       ========

----------------------------------

(1) State and municipal security yields are calculated on a taxable equivalent basis.

     Information regarding the amortized cost, earliest call dates and weighted average yield of the Company's investment portfolio at June 30, 2002, is presented below. All Company investments in callable bonds were classified as held to maturity at June 30, 2002.


                                    One Year or     After One to    After Five to      Over Ten
                                        Less         Five Years       Ten Years          Years           Total
                                        ----         ----------       ---------          -----           -----

Corporate debt obligations       $    54,974         $ 9,936         $      ---          $     ---       $ 64,910
                                        3.69%           4.38%              0.00%              0.00%        3.791%

U.S. Government agency
   securities                    $    47,550         $ 5,197         $      ---          $   2,469       $ 55,216
                                        4.76%           8.03%              0.00%              2.38%        4.962%

Preferred trust  securities      $       ---         $   ---         $      ---          $     860       $    860

                                        0.00%           0.00%              0.00%              9.54%         9.536%
State and municipal
   securities (1)                $       ---         $21,759         $    7,568          $     ---       $ 29,327

                                        0.00%           8.90%              8.58%              0.00%        8.818%
                                 -----------         -------         ----------          ---------       --------
Total debt obligations           $   102,524         $36,892         $    7,568          $   3,329       $150,313
                                 ===========         =======         ==========          =========       ========


Weighted average yield                  4.18%           7.56%              8.58%              4.22%         5.235%

Equity securities                $       ---           $ ---         $      ---          $   1,020       $  1,020

                                 -----------         -------         ----------          ---------        --------
Total                            $   102,524         $36,892         $    7,568          $   4,349       $151,333
                                 ===========         =======         ==========          =========       ========


----------------------------

(1) State and municipal security yields are calculated on a taxable equivalent basis.

     The Company to date has not engaged, and does not intend to engage in the immediate future, in trading investment securities.

     The following table sets forth information with respect to the investment securities owned by the Company at June 30, 2002, which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All investment securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services. The Company's investments in preferred trust securities are unrated.


                                                                                     Estimated
         Name of Issuer                                     Carrying Value           Market Value
         --------------                                     --------------           ------------
                                                                   (Dollars in Thousands)
         Capital One Bank (2)                                $3,043                   $3,064
         Daimler Chrysler Financial Services N.A. LLC         3,637                    3,650
         Ford Motor Credit Co.                                3,554                    3,569
         General Motors Acceptance Corp.                      3,532                    3,550
         Harleysville Group, Inc.                             3,383                    3,374
         Pittston PA Area School District                     5,220                    5,768
         Potomac Capital Investment Corp.                     3,497                    3,497
         Sears Roebuck Acceptance Corp.                       3,407                    3,439
         Viacom, Inc.                                         3,060                    3,042
                                                              -----                    -----
                                                            $32,333                  $32,953
                                                            =======                  =======

--------------------------------------

(2) Capital One Bank Corp. matures on February 15, 2003 and is rated as follows: Standard & Poors; BBB-; Moody's: Baa2; & Fitch BBB+.

Sources of Funds

     The Company's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Company's home and branch offices. Funding is also derived from FHLB advances, short-term borrowings, amortization and prepayments of outstanding loans and MBS and from maturing investment securities.

     Deposits. The Company's deposits totaled $177.6 million at June 30, 2002, as compared to $181.3 million at June 30, 2001. The $3.7 million decrease was primarily attributable to an approximate $14.6 million decrease in certificates of deposit and a $297 thousand decrease in escrows, which were partially offset by a $8.4 million increase in core deposits and a $2.7 million increase in money market deposit accounts. In order to attract new and lower cost core deposits, the Company continued to promote a no minimum balance, "free", checking account product. Current deposit products include regular savings accounts, demand accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts and certificates of deposit ranging in terms from 30 days to 10 years. Included among these deposit products are certificates of deposit with negotiable interest rates and balances of $100,000 or more, which amounted to $12.3 million or 6.9% of the Company's total deposits at June 30, 2002, as compared to $16.4 million or 9.0% at June 30, 2001. The Company's deposit products also include Individual Retirement Account certificates ("IRA certificates").

     The Company's deposits are obtained primarily from residents of northern Allegheny, southern Butler and eastern Beaver counties, Pennsylvania. The Company utilizes various marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at June 30, 2002. The Company has drive-up banking facilities and automated teller machines ("ATMs") at its McCandless, Franklin Park, Bellevue and Cranberry Township offices. The Company also has an ATM machine at its West View Office. The Company participates in the MAC(R) and CIRRUS(R) ATM networks. The Company also participates in a new ATM program called the Freedom ATM AllianceSM. The Freedom ATM AllianceSM allows West View Savings Bank customers to use other Pittsburgh area Freedom ATM AllianceSM affiliates' ATMs without being surcharged and vice versa. The Freedom ATM AllianceSM was organized to help smaller local banks compete with larger national banks that have large ATM networks.

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

                                                                        At June 30,
                                       ------------------------------------------------------------------------------
                                                 2002                      2001                      2000
                                                 ----                      ----                      ----
                                         Amount        Rate         Amount        Rate        Amount        Rate
                                         ------        ----         ------        ----        ------        ----
                                                                  (Dollars in Thousands)
Regular savings and club
   accounts                                $38,277      1.92%         $35,623      2.51%        $37,085      2.53%
NOW accounts                                19,463      0.31           17,543      0.54          17,356      0.56
Money market deposit
   accounts                                 13,460      1.91           12,409      2.65          12,717      2.67
Certificate of deposit accounts             90,022      4.44           93,879      5.82          92,206      5.38
Escrows                                      2,116      1.56            2,367      1.69           2,363      1.74
                                             -----      ----            -----      ----           -----      ----
     Total interest-bearing
        deposits and escrows               163,338      3.11          161,821      4.22         161,727      3.94
Non-interest-bearing checking
   accounts                                 11,814      0.00           11,616      0.00          10,281      0.00
                                            ------      ----           ------      ----          ------      ----
     Total deposits and escrows           $175,152      2.90%        $173,437      3.93%       $172,008      3.70%
                                          ========      ====         ========      ====        ========      ====



          The following table sets forth the net deposit flows of the Company during the periods indicated.


                                                              Year Ended June 30,
                                         --------------------------------------------------------------------

                                                2002                    2001                   2000
                                                ----                    ----                   ----
                                                              (Dollars in Thousands)

Increase(decrease) before interest
   credited                                    $(9,465)                 $1,975                 $(7,653)
Interest credited                                5,698                   6,506                   6,268
                                                 -----                   -----                   -----
Net deposit increase (decrease)                $(3,767)                 $8,481                 $(1,385)
                                               =======                  ======                 =======




     The following table sets forth maturities of the Company's certificates of deposit of $100,000 or more at June 30, 2002, by time remaining to maturity.

                                                              Amounts
                                                              -------
                                                      (Dollars in Thousands)
         Three months or less                                $  2,864
         Over three months through six months                   4,800
         Over six months through twelve months                  2,753
         Over twelve months                                     1,860
                                                                -----
                                                              $12,277
                                                              =======

     Borrowings. Borrowings are comprised of FHLB advances with various terms and repurchase agreements with securities brokers with original maturities of ninety-two days or less. At June 30, 2002, borrowings totaled $193.7 million as compared to $182.2 million at June 30, 2001. The $11.5 million or 6.3% increase was primarily due to increased purchases of investment and mortgage-backed securities. For a detailed discussion of the Company's asset and liability management activities, please see the "Quantitative and Qualitative Disclosures about Market Risk" section of the Company's fiscal year 2002 Annual Report. Wholesale funding also provides the Company with a larger degree of control with respect to the term structure of its liabilities than traditional retail deposits. By utilizing borrowings, as opposed to retail certificates of deposit, the Company also avoids the additional operating costs associated with increasing its branch network and associated federal deposit insurance premiums.

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

Employees

     The Company had 43 full-time employees and 10 part-time employees as of June 30, 2002. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

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

     Sarbanes-Oxley Act of 2002. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors.

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

     FDIC Insurance Premiums. The Savings Bank currently pays deposit insurance premiums to the FDIC on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level of an institution's capital - "well capitalized", "adequately capitalized" and "undercapitalized"- which is defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.00% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns. The Savings Bank is a "well capitalized" institution as of June 30, 2002.

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

     Audit by IRS. The Company's consolidated federal income tax returns for taxable years through December 31, 1998, have been closed for the purpose of examination by the Internal Revenue Service.

     State Taxation.  The Company is subject to the  Pennsylvania  Corporate Net
Income Tax and Capital Stock and Franchise Tax. The Pennsylvania Corporate Net Income Tax rate is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.649% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and consolidated net worth.

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

Item 2. Properties.
------- -----------

     The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2002.

         Description/Address                         Leased/Owned
         -------------------                         ------------

         McCandless Office                               Owned
            9001 Perry Highway
            Pittsburgh, PA  15237

         West View Boro Office                           Owned
            456 Perry Highway
            Pittsburgh, PA  15229

         Cranberry Township Office                       Owned
            20531 Perry Highway
            Cranberry Township, PA  16066

         Sherwood Oaks Office                            Leased(1)
            100 Norman Drive
            Cranberry Township, PA  16066

         Bellevue Boro Office                            Leased(2)
            572 Lincoln Avenue
            Pittsburgh, PA  15202

         Franklin Park Boro Office                       Owned
            2566 Brandt School Road
            Wexford, PA  15090
-----------------------------

(1) The Company operates this office out of a retirement community. The lease expires in June 2003.
(2) The lease is for a period of 15 years ending in September 2006 with an option for the Company to renew the lease for an additional five years.


Item 3. Legal Proceedings.
------- -------------------

     The Savings Bank filed a Complaint in Mortgage Foreclosure (the "Foreclosure") in March 2000 against the Development Group of Rose Valley (the "Obligor"), an obligor on two previously disclosed impaired and non-accrual loans. The Foreclosure was filed in the Court of Common Pleas of Allegheny County, Pennsylvania to request a judicial sale of the underlying real properties securing the mortgage loans due to nonpayment as per the terms of the mortgage notes. In November 2001, the Obligor filed an Answer, New Matter and Counterclaim to the Foreclosure. The counterclaims include breach of contract, promissory estoppel, breach of duty of good faith and fair dealing and tortuous interference with prospective and existing business relations and seeks damages of approximately $5.2 million. In January 2002, the Court dismissed the tortuous interference claim. The Company believes the remaining counterclaims are without merit. The Company anticipates a January 2003 trial date for the Foreclosure. In April 2002, the Savings Bank filed a Petition for Enforcement of Assignment of Rents and for Supplementary Aid of Execution. This Petition seeks to sequester $25 thousand per month to adequately protect the Savings Bank's interest in the loan during the pending litigation and any possible workout. The discovery phase of the Petition is substantially complete and the Company anticipates a Court review during October 2002. The Savings Bank remains willing to endeavor to work towards a loan work-out with respect to these credits.

Item 4. Submission of Matters to a Vote of Security Holders.
------- ----------------------------------------------------

        Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------- ----------------------------------------------------------------------

     The information required herein is incorporated by reference from page 47 of the Company's 2002 Annual Report.

Item 6. Selected Financial Data.
------- -------------------------

     The information required herein is incorporated by reference from pages 2 to 3 of the Company's 2002 Annual Report.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
------- ------------------------------------------------------------------------
     of Operations.
     --------------

     The information required herein is incorporated by reference from pages 4 to 17 of the Company's 2002 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------- -----------------------------------------------------------

     The information required herein is incorporated by reference from pages 11 to 15 of the Company's 2002 Annual Report.

Item 8. Financial Statements and Supplementary Data.
------- --------------------------------------------

     The information required herein is incorporated by reference from pages 18 to 46 of the Company's 2002 Annual Report.

PART III.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure.
------- --------------------------------------------------------------------

     Not applicable.

Item 10. Directors and Executive Officers of the Registrant.
-------- ---------------------------------------------------

     The information required herein is incorporated by reference from pages 2 to 6 of the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders dated September 27, 2002 ("Proxy Statement").

Item 11. Executive Compensation.
-------- -----------------------

     The information required herein is incorporated by reference from pages 9 to 14 of the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

     The information required herein is incorporated by reference from pages 7 to 9 of the Company's Proxy Statement.


Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

     The information required herein is incorporated by reference from pages 14 to 15 of the Company's Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------- ----------------------------------------------------------------

          (a)  Documents filed as part of this report.

               (1)The following  documents  are filed as part of this report and are incorporated herein by reference from the Company's 2002 Annual Report.

               Report of Independent Auditors.

               Consolidated  Balance Sheets at June 30, 2002 and 2001.

               Consolidated Statements of Income for the Years Ended June 30, 2002, 2001 and 2000.

               Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2002, 2001 and 2000.

               Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000.

               Notes to the Consolidated Financial Statements.

               (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange
                    Commission ("SEC") are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

               (3) (a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.


                   No.                 Description                                                      Page
                   ---                 -----------                                                      ----

                   3.1       Articles of Incorporation                                                    *
                   3.2       By-Laws                                                                      *
                     4       Stock Certificate of WVS Financial Corp.                                     *
                  10.1      WVS Financial Corp. Recognition Plans and Trusts for
                                 Executive Officers, Directors and Key Employees**                        *
                  10.2       WVS Financial Corp. 1993 Stock Incentive Plan**                              *
                  10.3       WVS Financial Corp. 1993 Directors' Stock Option Plan**                      *
                  10.4       WVS Financial Corp. Employee Stock Ownership Plan and Trust**                *
                  10.5       Amended West View Savings Bank Employee
                                 Profit Sharing Plan**                                                    *
                  10.6      Employment Agreements between WVS Financial Corp. and
                                 David Bursic, Margaret VonDerau and Edward Wielgus **                  ***
                  10.7       Directors Deferred Compensation Program**                                    *
                    13       2002 Annual Report to Stockholders                                         E-1
                    21        Subsidiaries of the Registrant - Reference is made to
                                 Item 1. "Business" for the required information                          2
                    23        Consent of Independent Auditors                                          E-53



     * Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

     **   Management contract or compensatory plan or arrangement.

     *** Incorporated by reference from the Form 10-Q for the quarter ended September 30, 1998 filed by the Company with the SEC on November 13, 1998.

     (3)(b)Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WVS FINANCIAL CORP.



September 24, 2002                             By:  /s/ David J. Bursic
                                                  ------------------------------
                                                    David J. Bursic
                                                    President and Chief
                                                    Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David J. Bursic
------------------------------------------
David J. Bursic, Director, President and       September 24, 2002
Chief Executive Officer
(Principal Executive Officer)




/s/ Donald E. Hook
------------------------------------------
Donald E. Hook                                 September 24, 2002
Chairman of the Board


/s/ Margaret VonDerau
------------------------------------------
Margaret VonDerau, Director,                   September 24, 2002
Senior Vice President, Treasurer
and Corporate Secretary


/s/ Keith A. Simpson
------------------------------------------
Keith A. Simpson,                              September 24, 2002
Controller
(Principal Accounting Officer)


/s/ David L. Aeberli
------------------------------------------
David L. Aeberli, Director                     September 24, 2002


/s/ Arthur H. Brandt
------------------------------------------
Arthur H. Brandt, Director                     September 24, 2002


/s/ Lawerence M. Lehman
------------------------------------------
Lawrence M. Lehman, Director                   September 24, 2002


/s/ John M. Seifarth
------------------------------------------
John M. Seifarth, Director                     September 24, 2002

                                  CERTIFICATION

     I, David J. Bursic, certify that:

     1.   I have  reviewed  this  annual  report on Form  10-K of WVS  Financial
          Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and Audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  September 24, 2002


                                                   /s/ David J. Bursic
                                                   -----------------------
                                                   David J. Bursic
                                                   President and Chief
                                                   Executive Officer

                                  CERTIFICATION

     I, Keith A. Simpson, certify that:

     1.   I have  reviewed  this  annual  report on Form  10-K of WVS  Financial
          Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and Audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  September 24, 2002


                                                   /s/ Keith A. Simpson
                                                   ----------------------------
                                                   Keith A. Simpson
                                                   Controller and Assistant
                                                   Treasurer
                                                  (Principal Accounting Officer)