Form 10-Q
period 2002-09-30
WVS FINANCIAL CORP
filed 2002-11-14
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                    to
                                  --------------------  ------------------------
                         Commission File Number: 0-22444

                               WVS Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                              25-1710500
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

          9001 Perry Highway
        Pittsburgh, Pennsylvania                                 15237
----------------------------------------                  ----------------------
(Address of principal executive offices)                       (Zip Code)

                                 (412) 364-1911
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

     Shares outstanding as of November 12, 2002: 2,624,342 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.                    Financial Information                           Page
-------                    ---------------------                           ----

Item 1.                    Financial Statements

                           Consolidated Statement of Financial
                           Condition as of September 30, 2002
                           and June 30, 2002 (Unaudited)                     3

                           Consolidated Statement of Income
                           for the Three Months Ended
                           September 30, 2002 and 2001 (Unaudited)           4

                           Consolidated Statement of Cash Flows
                           for the Three Months Ended September 30,
                           2002 and 2001 (Unaudited)                         5

                           Consolidated Statement of Changes in
                           Stockholders' Equity for the Three Months
                           Ended September 30, 2002 (Unaudited)              7

                           Notes to Unaudited Consolidated
                           Financial Statements                              8

Item 2.                    Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations for the Three Months
                           Ended September 30, 2002                         10

Item 3.                    Quantitative and Qualitative Disclosures
                           about Market Risk                                16

Item 4.                    Controls and Procedures                          21

PART II.                   Other Information                               Page
--------                   -----------------                               ----

Item 1.                    Legal Proceedings                                22
Item 2.                    Changes in Securities and Use of Proceeds        22
Item 3.                    Defaults upon Senior Securities                  22
Item 4.                    Submission of Matters to a Vote of
                           Security Holders                                 22
Item 5.                    Other Information                                22
Item 6.                    Exhibits and Reports on Form 8-K                 22
                           Signatures                                       23
                           Certification of Chief Executive Officer         24
                           Certification of Chief Accounting Officer        25

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)
                                 (In thousands)
                                                                          September 30, 2002      June 30, 2002
                                                                          ------------------      -------------
          Assets
          ------
   Cash and due from banks                                                   $     989              $     879
   Interest-earning demand deposits                                              2,198                  2,298
   Investment securities available-for-sale (amortized cost of
      $2,712 and $8,375)                                                         2,834                  8,426
   Investment securities held-to-maturity (market value of
      $160,297 and $146,146)                                                   156,682                142,958
   Mortgage-backed securities available-for-sale (amortized cost of
      $5,795 and $6,196)                                                         6,085                  6,450
   Mortgage-backed securities held-to-maturity (market value of
      $63,191 and $76,819)                                                      62,298                 76,093
   Federal Home Loan Bank stock, at cost                                         8,394                  8,281
   Net loans receivable (allowance for loan losses of $2,776 and $2,758)       143,616                152,905
   Accrued interest receivable                                                   3,520                  3,903
   Premises and equipment                                                          985                    996
   Deferred taxes and other assets                                               1,469                  1,722
                                                                             ---------              ---------
             TOTAL ASSETS                                                    $ 389,070              $ 404,911
                                                                             =========              =========

             Liabilities and Stockholders' Equity
             ------------------------------------
   Liabilities:
   Savings Deposits:
      Non-interest-bearing accounts                                          $  16,212              $  12,615
      NOW accounts                                                              19,544                 20,872
      Savings accounts                                                          41,130                 41,620
      Money market accounts                                                     14,229                 14,843
      Certificates of deposit                                                   84,039                 84,709
                                                                             ---------              ---------
       Total savings deposits                                                  175,154                174,659
   Federal Home Loan Bank advances                                             159,937                159,937
   Other borrowings                                                             19,139                 33,731
   Advance payments by borrowers for taxes and insurance                           940                  3,013
   Accrued interest payable                                                      1,745                  1,698
   Other liabilities                                                             1,668                  1,620
                                                                             ---------              ---------
        TOTAL LIABILITIES                                                      358,583                374,658

   Stockholders' equity:
   Preferred stock:
      5,000,000 shares, no par value per share, authorized; none
      outstanding                                                                  ---                    ---
   Common stock:
      10,000,000 shares, $.01 par value per share, authorized;
      3,730,258 and 3,729,858 shares issued                                         37                     37
   Additional paid-in capital                                                   20,039                 20,037
   Treasury stock: 1,078,472 and 1,051,872 shares at cost, respectively        (15,556)               (15,133)
   Retained earnings, substantially restricted                                  25,757                 25,183
   Accumulated other comprehensive income                                          272                    201
   Unallocated shares - Recognition and Retention Plans                            (62)                   (72)
                                                                             ---------              ---------
        TOTAL STOCKHOLDERS' EQUITY                                              30,487                 30,253
                                                                             ---------              ---------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 389,070              $ 404,911
                                                                             =========              =========

          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)
                                                                       Three Months Ended
                                                                          September 30,
                                                                      -------------------
                                                                      2002            2001
                                                                      ----            ----
   INTEREST AND DIVIDEND INCOME:
        Loans                                                      $    2,809      $    3,551
        Investment securities                                           1,742           1,882
        Mortgage-backed securities                                        808             975
        Interest-earning deposits with other institutions                   4               4
        Federal Home Loan Bank stock                                       69             139
                                                                   ----------      ----------
             Total interest and dividend income                         5,432           6,551
                                                                   ----------      ----------
   INTEREST EXPENSE:
        Deposits                                                          959           1,608
        Borrowings                                                      2,223           2,245
        Advance payments by borrowers for taxes and insurance               6               6
                                                                   ----------      ----------
             Total interest expense                                     3,188           3,859
                                                                   ----------      ----------
   NET INTEREST INCOME                                                  2,244           2,692
   PROVISION FOR LOAN LOSSES                                               18              37
                                                                   ----------      ----------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  2,226           2,655
                                                                   ----------      ----------
   NON-INTEREST INCOME:
        Service charges on deposits                                       100             104
        Gain on sale of investments                                        64             ---
        Other                                                              79              69
                                                                   ----------      ----------
             Total non-interest income                                    243             173
                                                                   ----------      ----------
   NON-INTEREST EXPENSE:
        Salaries and employee benefits                                    601             627
        Occupancy and equipment                                            89              89
        Deposit insurance premium                                           7               8
        Data processing                                                    49              45
        Correspondent bank service charges                                 40              44
        Other                                                             334             163
                                                                   ----------      ----------
             Total non-interest expense                                 1,120             976
                                                                   ----------      ----------
   INCOME BEFORE INCOME TAXES                                           1,349           1,852
   INCOME TAXES                                                           349             611
                                                                   ----------      ----------
   NET INCOME                                                      $    1,000      $    1,241
                                                                   ==========      ==========
   EARNINGS PER SHARE:
        Basic                                                      $     0.38      $     0.45
        Diluted                                                    $     0.37      $     0.45

   AVERAGE SHARES OUTSTANDING:
        Basic                                                       2,661,933       2,753,358
        Diluted                                                     2,667,220       2,763,744

          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                   Three Months Ended
                                                                                       September 30,
                                                                                   --------------------
                                                                                    2002           2001
                                                                                    ----           ----
OPERATING ACTIVITIES

   Net income                                                                     $  1,000       $  1,241
   Adjustments to reconcile net income to cash provided by operating activities:
      Provision for loan and real estate owned losses                                   33             37
      Gain on sale of investments                                                      (64)           ---
      Depreciation and amortization, net                                                29             29
      Amortization of discounts, premiums and deferred loan fees                       841           (120)
      Amortization of ESOP, RRP and deferred and unearned
         compensation                                                                   10             22
      Decrease in accrued interest receivable                                          383            875
      Increase (decrease)  in accrued interest payable                                  47           (152)
      Increase in accrued and deferred taxes                                            66            635
      Other, net                                                                        (5)          (117)
                                                                                  --------       --------
            Net cash provided by operating activities                                2,340          2,450
                                                                                  --------       --------
   INVESTING ACTIVITIES

   Available-for-sale:
      Purchases of investments and mortgage-backed securities                       (1,381)        (2,073)
      Proceeds from repayments of investments and mortgage-backed securities         6,901            486
      Proceeds from sale of investments and mortgage-backed securities                 610            ---
   Held-to-maturity:
      Purchases of investments and mortgage-backed securities                      (24,030)       (44,383)
      Proceeds from repayments of investments and mortgage-backed securities        23,319         72,742
   Decrease in net loans receivable                                                  9,209          6,587
   Sale of real estate owned                                                           190              5
   Increase in FHLB stock                                                             (113)           (37)
   Purchases of premises and equipment                                                 (18)           (87)
                                                                                  --------       --------
            Net cash provided by investing activities                               14,687         33,240
                                                                                  --------       --------

                                        5

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                                 --------------------
                                                                                 2002            2001
                                                                                 ----            ----
   FINANCING ACTIVITIES

   Net increase in transaction and passbook accounts                             1,165            186
   Net decrease in certificates of deposit                                        (670)        (7,055)
   Net decrease in FHLB advances                                                   ---         (5,837)
   Net decrease in other borrowings                                            (14,592)       (19,660)
   Net decrease in advance payments by borrowers for taxes and insurance        (2,073)        (2,176)
   Net proceeds from issuance of common stock                                        2             38
   Funds used for purchase of treasury stock                                      (423)          (140)
   Cash dividends paid                                                            (426)          (441)
                                                                               -------        -------
            Net cash used for financing activities                             (17,017)       (35,085)
                                                                               -------        -------

            Increase in cash and cash equivalents                                   10            605

   CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                          3,177          2,993
                                                                               -------        -------
   CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                             $  3,187       $  3,598
                                                                              ========       ========

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Cash paid during the period for:
         Interest on deposits, escrows and borrowings                         $  3,141       $  4,011
         Income taxes                                                         $    320       $     20

          See accompanying notes to consolidated financial statements.

                                       6

                       WVS FINANCIAL CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                                 Accumulated    Retained
                                               Additional             Unallocated Unallocated  Other Compre-   Earnings
                                      Common    Paid-In    Treasury  Shares Held Shares Held     hensive    Substantially
                                       Stock    Capital     Stock      by ESOP    by RRP          Income      Restricted   Total
                                       -----    -------     -----      -------    ------          ------      ----------   -----
   Balance at June 30, 2002          $     37  $ 20,037   $(15,133)    $ ---    $    (72)        $    201      $ 25,183   $ 30,253

      Comprehensive income:

         Net Income                                                                                               1,000      1,000
         Other comprehensive
           income:
            Change in unrealized
                holding gains on
                securities, net of
                income tax effect of
                $36                                                                                    71                       71
                                                                                                                           ---------
      Comprehensive income                                                                                                    1,071

      Purchase of shares for
         treasury stock                                       (423)                                                            (423)


      Accrued compensation
         expense for Recognition
         and Retention Plans (RRP)                                                    10                                        10

      Exercise of stock options                       2                                                                          2

      Cash dividends declared
         ($0.16 per share)                                                                                         (426)       (426)

                                     --------  --------   --------     -----    --------         --------      --------   --------
      Balance at Sept. 30, 2002      $     37  $ 20,039   $(15,556)    $ ---    $    (62)        $    272      $ 25,757   $ 30,487
                                     ========  ========   ========     =====    ========         ========      ========   ========


          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     On October 1, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. The adoption of FAS No. 147 is not expected to have a material effect on the Company's financial position or results of operations.

3.   EARNINGS PER SHARE
     ------------------

     The following table sets forth the computation of basic and diluted earnings per share.

                                                                           Three Months Ended
                                                                              September 30,
                                                                        ----------------------
                                                                        2002              2001
                                                                        ----              ----
   Weighted average common shares outstanding                         3,729,910         3,710,677
   Average treasury stock shares                                     (1,067,977)         (957,319)
   Average unearned ESOP shares                                             ---               ---
                                                                    -----------       -----------
   Weighted average common shares and common stock equivalents
     used to calculate basic earnings per share                       2,661,933         2,753,358
   Additional common stock equivalents (stock options) used to
     calculate diluted earnings per share                                 5,287            10,386
                                                                    -----------       -----------
   Weighted average common shares and common stock equivalents
     used to calculate diluted earnings per share                     2,667,220         2,763,744
                                                                    ===========       ===========
   Net income                                                       $   999,845       $ 1,240,538
                                                                    ===========       ===========

   Earnings per share:
      Basic                                                         $      0.38       $      0.45
      Diluted                                                       $      0.37       $      0.45


4.   COMPREHENSIVE INCOME
     --------------------
Other  comprehensive   income  primarily  reflects  changes  in  net  unrealized
gains/losses on available for sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

                                                Three Months Ended
                                                   September 30,
                                              -----------------------
                                               2002             2001
                                               ----             ----
Net Income                                    $1,000           $1,241
Other comprehensive income:                       71               85
                                              ------           ------
     Total comprehensive income               $1,071           $1,326
                                              ======           ======
                                       9

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

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

     West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2002.

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

     The Company's strategy focuses on community-based lending, growth of core deposits, capital management, maintaining strong non-interest expense ratios and steadily increasing book value per share.

FINANCIAL CONDITION

     The Company's assets totaled $389.1 million at September 30, 2002, as compared to $404.9 million at June 30, 2002. The $15.8 million or 3.9% decrease in total assets was primarily comprised of a $9.3 million or 6.1% decrease in net loans receivable, a $5.9 million or 2.4% decrease in investment and mortgage-backed securities, including FHLB Stock, a $383 thousand or 9.8% decrease in accrued interest receivable, and a $205 thousand or 87.2% decrease in real estate owned.

     The Company's total liabilities decreased $16.1 million or 4.3% to $358.6 million as of September 30, 2002, from $374.7 million as of June 30, 2002. The $16.1 million decrease in total liabilities was primarily comprised of a $14.6 million or 43.3% decrease in other borrowings, and a $2.1 million or 68.8% decrease in advance payments by borrowers for taxes and insurance due to the seasonal payment of local real estate taxes, which were partially offset by a $495 thousand or 0.3% increase in total savings deposits.

     Total stockholders' equity increased $234 thousand or 0.8% to $30.5 million as of September 30, 2002, from $30.3 million as of June 30, 2002. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $423 thousand and $426 thousand, respectively, which were entirely funded by net income of $1.0 million for the three months ended September 30, 2002.


RESULTS OF OPERATIONS

     General. WVS reported net income of $1.0 million, or $0.37 diluted earnings per share for the three months ended September 30, 2002. Net income decreased by $241 thousand or 19.4% and diluted earnings per share decreased $0.08 or 17.8% for the three months ended September 30, 2002, when compared to the same period in 2001. The decrease in net income was primarily attributable to a $448 thousand decrease in net interest income, and a $144 thousand increase in non-interest expense, which were partially offset by a $262 thousand decrease in income tax expense, a $70 thousand increase in non-interest income, and a $19 thousand decrease in provisions for loan losses.

     Net Interest Income. The Company's net interest income decreased by $448 thousand or 16.6% for the three months ended September 30, 2002, when compared to the same period in 2001. The decrease in net interest income was primarily attributable to lower rates earned on Company assets due to lower market interest rates which was partially offset by lower rates paid on deposits and borrowings. The Company experienced higher levels of repayments on its loan, investment and mortgage-backed securities portfolios due to refinancing activities.

     Interest Income. Interest on net loans receivable decreased by $742 thousand or 20.9% for the three months ended September 30, 2002, when compared to the same period in 2001. The decrease was attributable to a decrease of $34.3 million in the average balance of net loans receivable outstanding and a decrease of 24 basis points in the weighted average yield earned on net loans receivable for the three months ended September 30, 2002, when compared to the same period in 2001. The decreases in the average loan balance outstanding for the three months ended September 30, 2002, was primarily attributable to an increased level of mortgage prepayments and refinancings due to lower market rates on mortgages. As part of its asset/liability management strategy, the Company has limited its origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates.

     Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock ("other investment securities") decreased by $210 thousand or 10.4% for the three months ended September 30, 2002, when compared to the same period in 2001. The decrease was primarily attributable to a 202 basis point decrease in the weighted average yield earned on investment securities which was partially offset by a $38.7 million increase in the average balance of investment securities outstanding for the three months ended September 30, 2002, when compared to the same period in 2001. The decrease in the weighted average yield earned was consistent with market conditions for the three months ended September 30, 2002. The increase in the average balance of investment securities during the three month period ended September 30, 2002 was principally attributable to the reinvestment of a portion of its loan payment proceeds into shorter-term corporate bonds.

     Interest on mortgage-backed securities ("MBS") decreased by $167 thousand or 17.1% for the three months ended September 30, 2002, when compared to the same period in 2001. The decrease was attributable to a 213 basis point decrease in the weighted average yield earned on mortgage-backed securities, which was partially offset by a $15.9 million increase in the average balance of mortgage-backed securities for the three months ended September 30, 2002, when compared to the same period in 2001. The decrease in the weighted average yield earned on mortgage-backed securities was consistent with market conditions for the three months ended September 30, 2002 and reflects the higher proportion of floating rate MBS in the portfolio. The increase in the average balance of mortgage-backed securities during the three month period ended September 30, 2002 was principally attributable to the reinvestment of a portion of its loan payment proceeds into floating rate MBS.

     Interest Expense. Interest expense on deposits and escrows decreased by $649 thousand or 40.4% for the three months ended September 30, 2002, when compared to the same period in 2001. The decrease in interest expense on deposits and escrows was principally attributable to a 152 basis point decrease in the average yield paid on deposits and escrows, and a $3.2 million decrease in the average balance of interest-bearing deposits and escrows for the three months ended September 30, 2002, when compared to the same period in 2001. The average yield paid on interest-bearing deposits was consistent with market conditions for the three months ended September 30, 2002.

     Interest expense on FHLB advances and other borrowings decreased by $22 thousand or 1.0% for the three months ended September 30, 2002, when compared to the same period in 2001. The decrease was primarily attributable to a 70 basis point decrease in the weighted average rate paid on such borrowings for the three months ended September 30, 2002 which was partially offset by a $22.1 million increase in the average balance of such borrowings outstanding during the three months ended September 30, 2002. The increase in borrowings outstanding was primarily to fund purchases of investments and mortgage-backed securities. The weighted average rate paid declined less than deposits due to the longer average maturity of the Company's FHLB advances outstanding.

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

     The Company recorded a $18 thousand provision for possible losses on loans for the three months ended September 30, 2002, compared to $37 thousand for the same period in 2001. At September 30, 2002, the Company's total allowance for loan losses amounted to $2.8 million or 1.9% of the Company's total loan portfolio, as compared to $2.8 million or 1.5% at September 30, 2001. The Company believes that the additional loan loss reserves are prudent and warranted at this time due to the weakening of the national economy.

     Non-Interest Income. Total non-interest income increased by $70 thousand or 40.5% for the three months ended September 30, 2002, when compared to the same period in 2001. The increase in non-interest income for the three months ended September 30, 2002, was primarily attributable to sales of investments from the Company's investment portfolio.

     Non-Interest Expense. Total non-interest expense increased $144 thousand or 14.8% for the three months ended September 30, 2002 when compared to the same period in 2001. The increase was primarily attributable to a $111 thousand increase in charitable contributions for local educational programs, a $23 thousand increase in legal expenses, and a $15 thousand increase in the provision for losses on real estate owned, which were partially offset by a decrease of $26 thousand in employee salaries and benefits, when compared to the same period in 2001.

     Income Taxes. Income tax expense decreased $262 thousand or 42.9% for the three months ended September 30, 2002 when compared to the same period in 2001. The decrease was attributable to a $100 thousand Pennsylvania tax credit associated with the previously mentioned charitable contributions and lower levels of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $2.3 million during the three months ended September 30, 2002. Net cash provided by operating activities was primarily comprised of $1.0 million of net income, $841 thousand in amortization of discounts, premiums and deferred loan fees, and a $383 thousand decrease in accrued interest receivable.

     Funds provided by investing activities totaled $14.7 million during the three months ended September 30, 2002. Primary sources of funds during the three months ended September 30, 2002, included $30.2 million of proceeds from repayments of investment and mortgage-backed securities, a $9.2 million decrease in net loans receivable, and $610 thousand of proceeds from the sale of investment securities, which were partially offset by $25.4 million for purchases of investments and mortgage-backed securities, including Federal Home Loan Bank stock.

     Funds used for financing activities totaled $17.0 million for the three months ended September 30, 2002. The primary financial use included a $14.6 million decrease in other short-term borrowings, a $1.6 million decrease in deposits and escrows, $426 thousand in cash dividends paid on the Company's common stock, and $423 thousand in purchased treasury stock. Management believes that it currently is maintaining adequate liquidity and continues to better match funding sources with lending and investment opportunities.

     During the quarter ended September 30, 2002, the Company incurred $74.7 million in other borrowings with a weighted average rate of 1.81%. During the three months ended September 30, 2002, the Company repaid $89.3 million of other borrowings.

     The Company's primary sources of funds are deposits, amortization, prepayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At September 30, 2002, the total approved loan commitments outstanding amounted to $575 thousand. At the same date, commitments under unused lines of credit amounted to $6.9 million and the unadvanced portion of construction loans approximated $9.2 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2002, totaled $56.1 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

     On October 29, 2002, the Company's Board of Directors declared a cash dividend of $0.16 per share payable November 14, 2002, to shareholders of record at the close of business on November 4, 2002. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

     As of September 30, 2002, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $30.2 million or 13.3% and $33.0 million or 14.6%, respectively, of total risk-weighted assets, and Tier I leverage capital of $30.2 million or 7.59% of average quarterly assets.

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

     The Company's nonperforming assets at September 30, 2002, totaled approximately $4.7 million or 1.2% of total assets as compared to $5.3 million or 1.3% at June 30, 2002. Nonperforming assets at September 30, 2002, consisted of: five commercial real estate loans totaling $3.6 million, two construction and land development loans totaling $578 thousand, two single-family loans totaling $411 thousand, one commercial loan totaling $26 thousand, and two residential lots carried as real estate owned totaling $30 thousand.

     The $394 thousand decrease in non-accrual loans during the quarter ended September 30, 2002 was comprised of a $419 thousand decrease in construction and land development loans, a $172 thousand decrease in commercial loans, and a $171 thousand decrease in single-family loans, which were partially offset by a $368 thousand increase in commercial real estate loans.

     The land acquisition and development loan classified as non-accrual at June 30, 2002 was released by the Bankruptcy Court and sold in July 2002. The Savings Bank recovered the full principal balance plus approximately $36 thousand in previously unaccrued interest.

     As of June 30, 2002 the Company had one non-accruing commercial loan with a principal balance of $198 thousand. The loan is secured by various commercial business assets including photographic equipment and a truck along with the personal guarantees of both owners. In July 2002, the Company entered into a loan work-out that provided for reduced monthly loan payments in exchange for the pledging of additional unrelated business assets. The revised payment plan went into effect in August 2002 and the borrowers are performing under the modified terms, therefore the loan is no longer classified as non-accrual.

     As of September 30, 2002, the Company had five commercial real estate loans classified as non-accrual loans. One of the commercial real estate loans is secured by a restaurant and real estate located in Wexford, PA. The outstanding principal balance of this loan totals $189 thousand and is part of a court supervised bankruptcy plan. In brief, the original bankruptcy plan called for payments in excess of the original loan terms to cure the deficiency within the next three years. During the quarter ended June 30, 2002, the original court appointed disbursing agent stopped making payments and is being investigated by the U.S. Attorney's Office for bankruptcy fraud and money laundering. On July 31, 2002 the United States Bankruptcy Court for the Western District of Pennsylvania appointed a successor disbursing agent for the limited purpose of disbursing funds currently held in escrow (rent payments) as well as regularly scheduled payments due under the plan. The Savings Bank has not modified the original terms of this loan and we are presently providing a loan accounting to the successor disbursing agent.

     The Company has one non-accrual commercial real estate loan, and one non-accrual construction loan, to a retirement village located within the North Hills area. Both loans became delinquent in fiscal 2000. The outstanding principal balances total $3.8 million of which $2.6 million is owned by the Company and the remaining $1.2 million is serviced by the Company for four participating lenders. Prior to January 2002, the borrower had been paying $15 thousand per month towards curing the arrearages. See Part II - Other Information - Item #1, "Legal Proceedings". As of the date of this Quarterly Report on Form 10-Q, the Savings Bank and the debtor are working towards a final work-out of these credits prior to a Court review of the Petition for Enforcement of Assignment of Rents and for Supplementary Aid of Execution during November 2002.

     The Company has one non-accruing commercial real estate loan, with a principal balance of $980 thousand, to a personal care home that was originally part of the two retirement village loans discussed above. Due to the low occupancy of the personal care home, and the related cash drain on the retirement village, the Savings Bank "carved out" approximately $1 million of loan debt from the retirement village, assigned that $1 million in debt to the personal care home, and allowed one of the obligors - a geriatric physician - to separately own and operate the personal care home as a separate facility. The borrower was in compliance with a written loan work-out agreement until February 2002. Sporadic payments have been received since March 2002. The borrower alleges insufficient operating cash, along with the loss of other income, to service the debt. The Savings Bank also holds three other loans, totaling $366 thousand, secured by pledges of various real estate and chattel, to this same borrower which were non-accrual as of September 30, 2002. During the quarter ended September 30, 2002, the Company began legal proceedings against the debtors. Legal proceedings at this point are preliminary and the Company is exploring work-out options with legal counsel.

     As of September 30, 2002, the Company had one non-accruing commercial loan with a principal balance of $26 thousand. This loan is unsecured and is in the process of collection.

     The Company had two non-accrual single-family loans at September 30, 2002 which totaled $411 thousand. These loans are in the process of collection.

     Real estate owned, at September 30, 2002, totaled $30 thousand and was comprised of two undeveloped residential lots. In August 2002 the Company entered into a sales agreement to sell the two lots and recorded a $15 thousand loss provision. In October 2002, the two undeveloped residential lots were sold with the Company realizing proceeds of approximately $30 thousand.

     During the three months ended September 30, 2002, the Company collected and recognized approximately $11 thousand in past due interest on its nonperforming loans. Approximately $89 thousand of additional interest income would have been recorded during the three months ended September 30, 2002, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the three months ended September 30, 2002. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

ITEM 3.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT

     The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Company's transactions are denominated in US dollars with no specific foreign exchange exposure. The Savings Bank has no agricultural loan assets and therefore would not have a specific exposure to changes in commodity prices. Any impacts that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be exogenous and will be analyzed on an ex post basis.
                           -- ----

     Interest rate risk ("IRR") is the exposure of a banking organization's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value, however, excessive levels of IRR can pose a significant threat to the Company's earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Company's safety and soundness.

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

     Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest-rate changes. For example, assume that an institution's assets carry intermediate- or long-term fixed rates and that those assets were funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution's interest expense on its liabilities may not be sufficiently offset if assets continue to earn interest at the long-term fixed rates. Accordingly, an institution's profits could decrease on existing assets because the institution will either have lower net interest income or, possibly, net interest expense. Similar risks exist when assets are subject to contractual interest-rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing-rate environment.

     During the quarter ended September 30, 2002, the level of market interest rates remained at relatively low levels due to the Federal Reserve's accommodative monetary policy and the weakness in the national economy. The marked decline in equity market prices and reduced corporate earnings have caused a considerable disintermediation from the equity to the fixed income markets, further compounding the decline in market interest rates across the yield curve.

     Due to the rapid decline in market interest rates, the Company's loan, investment and mortgage-backed securities portfolios experienced much higher then anticipated levels of prepayments. Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the quarter ended September 30, 2002, totaled $15.8 million, $16.5 million and $14.2 million respectively.

     In response to higher levels of liquidity the Company began to rebalance its loan, investment and mortgage-backed securities portfolios. Due to the low level of market interest rates, the Company began to reduce its originations of long-term fixed rate mortgages while continuing to offer consumer home equity and construction loans. The Company's commercial loan exposure was also reduced in recognition of the weaknesses in the national and local economies. The Company began to purchase investment grade commercial paper and corporate bonds in order to earn a higher return with a shorter maturity profile and to reduce the prepayment risk within the portfolio. Each of the aforementioned strategies also helped to improve the interest-rate and liquidity risks associated with the Savings Bank's customers' liquidity preference for shorter term deposit products.

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

     During the quarter ended September 30, 2002, principal investment purchases were comprised of: investment grade corporate bonds - $20.9 million with a weighted average yield of approximately 3.47%; investment grade commercial paper
- $3.6 million with a weighted average yield of approximately 2.10%; and corporate equity securities - $867 thousand. Major investment proceeds received during the quarter ended September 30, 2002 were: investment grade commercial paper - $6.5 million with a weighted average yield of approximately 2.64%; callable government agency bonds - $3.5 million with a weighted average rate of approximately 5.94%; and investment grade corporate bonds - $4.0 million with a weighted average yield of approximately 3.33%. In most cases, the initial spread earned on investment security purchases averaged approximately 165.6 basis points.


     As of September 30, 2002, the implementation of these asset and liability management initiatives resulted in the following:

1) the Company's liquidity profile has improved by reducing the investment portfolio's stated final maturities as follows: less than 1 year: $66.4 million or 29.1%; 1-3 years: $12.4 million or 5.5%; 3-5 years: $0 million or 0.0%; over 5 years: $149.1 million or 65.4%;
2) $49.8 million or 73.1% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were secured by floating rate securities;
3) the maturity distribution of the Company's borrowings is as follows: less than 1 year: $30.1 million or 16.8%; 1-3 years: $279 thousand or 0.2%; 3-5 years: $4.2 million or 2.3%; over 5 years: $144.5 million or 80.7%; and
4) an aggregate of $40.2 million or 28.0% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months.

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

                                                     September 30,                June 30,
                                                     -------------                --------
                                                         2002             2002                2001
                                                         ----             ----                ----
                                                                 (Dollars in Thousands)
Interest-earning assets maturing or
      repricing within one year                       $ 237,309         $ 252,467          $  155,928
   Interest-bearing liabilities maturing or
      repricing within one year                         127,244           142,823             137,232
                                                      ---------         ---------          ----------
   Interest sensitivity gap                           $ 110,065         $ 109,644          $   18,696
                                                      =========         =========          ==========
   Interest sensitivity gap as a percentage of
      total assets                                         28.3%             27.1%               (4.7)%
   Ratio of assets to liabilities
      maturing or repricing within one year               186.5%            176.8%              113.6%


     During the quarter ended September 30, 2002, the Company managed its one year interest sensitivity gap by: (1) reducing the amount of short-term borrowings and (2) generally limiting incremental corporate bond purchases to those with repricing dates within 2 years.

     The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at September 30, 2002. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

                                                        Cumulative Stressed Repricing Gap
                                                        ---------------------------------

                            Month 3       Month 6      Month 12       Month 24      Month 36      Month 60   Long Term
                            -------       -------      --------       --------      --------      --------   ---------
                                                        (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
  Gap ($'s)                  62,886        90,713       98,699        101,248       104,659         87,132     25,593
 % of Total
  Assets                       16.1%         23.3%        25.3%          26.0%         26.9%          22.4%       6.6%
Base Case Up 100 bp
-------------------
Cummulative
  Gap ($'s)                  63,983        92,724      102,017        106,587       115,538        102,489     25,593
% of Total
  Assets                       16.4%         23.8%        26.2%          27.4%         29.7%          26.3%       6.6%
Base Case No Change
-------------------
Cummulative
  Gap ($'s)                  70,003        99,935      110,065        114,852       122,801        108,668     28,332
% of Total
  Assets                       18.0%         25.7%        28.3%          29.5%         31.5%          27.9%       7.3%
Base Case Down 100 bp
-------------------
Cummulative
  Gap ($'s)                  68,908        99,040      109,244        113,516       121,433        107,069     25,593
% of Total
  Assets                       17.7%         25.4%        28.1%          29.2%         31.2%          27.5%       6.6%
Base Case Down 200 bp
-------------------
Cummulative
  Gap ($'s)                  69,837       100,436      110,690        115,391       123,264        108,384     25,593
% of Total
  Assets                       17.9%         25.8%        28.4%          29.6%         31.7%          27.8%       6.6%


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

     The following table presents the simulated impact of a 100 and 200 basis point upward or downward shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2002.

           Analysis of Sensitivity to Changes in Market Interest Rates
           -----------------------------------------------------------

                                           Modeled Change in Market Interest Rates
                                           -----------------------------------------------------------------------------------------
Estimated impact on:                       -200                  -100                  0              +100               +200
--------------------
   Change in net interest income           -20.6%               -11.9%               0.0%             10.4%              16.6%

   Return on average equity                7.58%                 9.24%             11.46%            13.38%             14.52%

   Return on average assets                0.59%                 0.72%              0.90%             1.06%              1.15%

   Market value of equity (in
      thousands)                           $18,781            $19,952            $21,089           $20,911            $20,489



     The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2002.

                    Anticipated Transaction
------------------------------------------------------------------
                                            (Dollars in Thousands)
Undisbursed construction and
    land development loans
      Fixed rate                                     $ 3,920
                                                        6.98%

      Adjustable rate                                $ 5,278
                                                        5.75%

Undisbursed lines of credit
      Adjustable rate                                $ 6,944
                                                        5.37%

Loan origination commitments
      Fixed rate                                     $   360
                                                        6.81%

      Adjustable rate                                $   215
                                                        5.55%

Letters of credit
      Adjustable rate                                $    82
                                                        7.75%
                                                     -------
                                                     $16,799
                                                     =======

ITEM 4.


CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are the controls and other procedures of the Company that are designed to ensure that the information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 1. Legal Proceedings
        ------------------

     The Savings Bank filed a Complaint in Mortgage Foreclosure (the "Foreclosure") in March 2000 against the Development Group of Rose Valley (the "Obligor"), an obligor on two previously disclosed impaired and non-accrual loans. The Foreclosure was filed in the Court of Common Pleas of Allegheny County, Pennsylvania to request a judicial sale of the underlying real properties securing the mortgage loans due to nonpayment as per the terms of the mortgage notes. In November 2001, the Obligor filed an Answer, New Matter and Counterclaim to the Foreclosure. The counterclaims include breach of contract, promissory estoppel, breach of duty of good faith and fair dealing and tortuous interference with prospective and existing business relations and seeks damages of approximately $5.2 million. In January 2002, the Court dismissed the tortuous interference claim. The Company believes the remaining counterclaims are without merit. The Company anticipates a January 2003 trial date for the Foreclosure. In April 2002, the Savings Bank filed a Petition for Enforcement of Assignment of Rents and for Supplementary Aid of Execution. This Petition seeks to sequester $25 thousand per month to adequately protect the Savings Bank's interest in the loan during the pending litigation and any possible workout. The discovery phase of the Petition is substantially complete. During the quarter ended September 30, 2002, the Savings Bank and the Obligor have made considerable progress in resolving this credit. In light of this progress, the Savings Bank and the Obligor have extended the Court reviewed date for the Petition to November 2002 to allow time for negotiations to continue.


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

ITEM 3. Defaults Upon Senior Securities
        -------------------------------
        Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        Not applicable.


ITEM 5. Other Information
        -----------------
        Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

             Number      Description                                                         Page
             ------      -----------                                                         ----
              99-1       Sarbanes-Oxley Act Certification of Chief Executive Officer          E-1
              99-2       Sarbanes-Oxley Act Certification of Chief Accounting Officer         E-2
              99-3       Independent Accountant's Report                                      E-3



        (b) The Company filed a current Report on Form 8-K, dated September 30, 2002, reporting under Item 5 that the Company filed its Annual Report on Form 10-K for the year ended June 30, 2002. The Company included as exhibits to the Form 8-K the Certifications of its Chief Executive and Chief Accounting Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   WVS FINANCIAL CORP.




    November 14, 2002       BY:    /s/ David J. Bursic
                                   ---------------------------------------------
    Date                           David J. Bursic
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


    November 14, 2002       BY:    /s/ Keith A. Simpson
                                   ---------------------------------------------
    Date                           Keith A. Simpson
                                   Vice-President and Chief Accounting Officer

            SECTION 302 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, David J. Bursic, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WVS Financial Corp. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and Audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002


                                          /s/ David J. Bursic
                                          -------------------------------------
                                          David J. Bursic
                                          President and Chief Executive Officer

            SECTION 302 CERTIFICATION OF THE CHIEF ACCOUNTING OFFICER

I, Keith A. Simpson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WVS Financial Corp. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and Audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002


                                     /s/ Keith A. Simpson
                                     -------------------------------------------
                                     Keith A. Simpson
                                     Vice-President and Chief Accounting Officer