Form 10-Q
period 2003-02-13
WVS FINANCIAL CORP
filed 2003-02-13
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended December 31, 2002

                                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from       to
                                    -------   ------

                         Commission File Number: 0-22444

                               WVS Financial Corp.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                       25-1710500
----------------------------------------               -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

           9001 Perry Highway
           Pittsburgh, Pennsylvania                              15237
----------------------------------------               -------------------------
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
YES  X   NO
    ---    ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).
YES       NO  X
   ---       ---

     Shares outstanding as of February 11, 2003: 2,593,670 shares Common Stock, $.01 par value.




                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.                    Financial Information                                     Page
-------                    ---------------------                                     ----

Item 1.                    Financial Statements

                           Consolidated Statements of Financial
                           Condition as of December 31, 2002
                           and June 30, 2002 (Unaudited)                               3

                           Consolidated Statements of Income
                           for the Three and Six Months Ended
                           December 31, 2002 and 2001 (Unaudited)                      4

                           Consolidated Statements of Cash Flows
                           for the Six Months Ended December 31,
                           2002 and 2001 (Unaudited)                                   5

                           Consolidated Statements of Changes in
                           Stockholders' Equity for the Six Months
                           Ended December 31, 2002 (Unaudited)                         7

                           Notes to Unaudited Consolidated
                           Financial Statements                                        8

Item 2.                    Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations for the Three and Six Months
                           Ended December 31, 2002                                    12

Item 3.                    Quantitative and Qualitative Disclosures
                           about Market Risk                                          19

Item 4.                    Controls and Procedures                                    25

PART II.                   Other Information                                         Page
--------                   -----------------                                         ----

Item 1.                    Legal Proceedings                                          26
Item 2.                    Changes in Securities and Use of Proceeds                  26
Item 3.                    Defaults upon Senior Securities                            26
Item 4.                    Submission of Matters to a Vote of Security Holders        26
Item 5.                    Other Information                                          26
Item 6.                    Exhibits and Reports on Form 8-K                           27
                           Signatures                                                 28
                           Certification of Chief Executive Officer                   29
                           Certification of Chief Accounting Officer                  30



                       WVS FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)
                                 (In thousands)
                                                                            December 31, 2002       June 30, 2002
                                                                            ------------------    ------------------
          Assets
          ------
Cash and due from banks                                                        $     965           $     879
Interest-earning demand deposits                                                   2,031               2,298
Investment securities available-for-sale (amortized cost of
   $2,981 and $8,375)                                                              3,154               8,426
Investment securities held-to-maturity (market value of
   $171,255 and $146,146)                                                        167,564             142,958
Mortgage-backed securities available-for-sale (amortized cost of
   $5,304 and $6,196)                                                              5,586               6,450
Mortgage-backed securities held-to-maturity (market value of
   $87,064 and $76,819)                                                           86,515              76,093
Federal Home Loan Bank stock, at cost                                              8,688               8,281
Net loans receivable (allowance for loan losses of $2,776 and $2,758)            126,847             152,905
Accrued interest receivable                                                        4,187               3,903
Premises and equipment                                                             1,221                 996
Deferred taxes and other assets                                                    1,478               1,722
                                                                               ---------           ---------
          TOTAL ASSETS                                                         $ 408,236           $ 404,911
                                                                               =========           =========

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                               $  11,682           $  12,615
   NOW accounts                                                                   21,039              20,872
   Savings accounts                                                               40,958              41,620
   Money market accounts                                                          13,966              14,843
   Certificates of deposit                                                        78,215              84,709
                                                                               ---------           ---------
    Total savings deposits                                                       165,860             174,659
Federal Home Loan Bank advances                                                  169,287             159,937
Other borrowings                                                                  38,184              33,731
Advance payments by borrowers for taxes and insurance                              1,368               3,013
Accrued interest payable                                                           1,703               1,698
Other liabilities                                                                  1,746               1,620
                                                                               ---------           ---------
     TOTAL LIABILITIES                                                           378,148             374,658

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                                       ---                 ---
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,730,258 and 3,729,858 shares issued                                              37                  37
Additional paid-in capital                                                        20,039              20,037
Treasury stock: 1,128,416 and 1,051,872 shares at cost,
    respectively                                                                 (16,351)            (15,133)
Retained earnings, substantially restricted                                       26,117              25,183
Accumulated other comprehensive income                                               300                 201
Unallocated shares - Recognition and Retention Plans                                 (54)                (72)
                                                                               ---------           ---------
     TOTAL STOCKHOLDERS' EQUITY                                                   30,088              30,253
                                                                               ---------           ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 408,236           $ 404,911
                                                                               =========           =========



          See accompanying notes to consolidated financial statements.
                                       3




                                            WVS FINANCIAL CORP. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (UNAUDITED)
                                            (In thousands, except per share data)
                                                                Three Months Ended               Six Months Ended
                                                                    December 31,                    December 31,
                                                            --------------------------      --------------------------
                                                               2002            2001            2002            2001
INTEREST AND DIVIDEND INCOME:                               ----------      ----------      ----------      ----------
     Loans                                                  $    2,580      $    3,489      $    5,389      $    7,040
     Investment securities                                       1,728           1,628           3,470           3,510
     Mortgage-backed securities                                    644             840           1,452           1,815
     Interest-earning deposits with other
         institutions                                                3               4               7               7
     Federal Home Loan Bank stock                                   68             130             137             269
                                                            ----------      ----------      ----------      ----------
          Total interest and dividend income                     5,023           6,091          10,455          12,641
                                                            ----------      ----------      ----------      ----------
INTEREST EXPENSE:
     Deposits                                                      867           1,324           1,826           2,932
     Borrowings                                                  2,148           2,307           4,371           4,552
     Advance payments by borrowers for taxes
       and insurance                                                 3               6               9              12
                                                            ----------      ----------      ----------      ----------
          Total interest expense                                 3,018           3,637           6,206           7,496
                                                            ----------      ----------      ----------      ----------
NET INTEREST INCOME                                              2,005           2,454           4,249           5,145
PROVISION FOR LOAN LOSSES                                        ---                20              18              57
NET INTEREST INCOME AFTER PROVISION                         ----------      ----------      ----------      ----------
   FOR LOAN LOSSES                                               2,005           2,434           4,231           5,088
                                                            ----------      ----------      ----------      ----------
NON-INTEREST INCOME:
     Service charges on deposits                                    96             107             196             211
     Gain on sale of investments                                     1             ---              64             ---
                                                            ----------      ----------      ----------      ----------
     Other                                                          75              74             154             144
                                                            ----------      ----------      ----------      ----------
          Total non-interest income                                172             181             414             355
                                                            ----------      ----------      ----------      ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                609             618           1,211           1,245
     Occupancy and equipment                                        95              93             183             183
     Deposit insurance premium                                       8               8              15              17
     Data processing                                                50              48              98              93
     Correspondent bank service charges                             37              41              77              84
     Other                                                         246             301             580             464
                                                            ----------      ----------      ----------      ----------
          Total non-interest expense                             1,045           1,109           2,164           2,086
                                                            ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAXES                                       1,132           1,506           2,481           3,357
INCOME TAXES                                                       351             397             701           1,008
                                                            ----------      ----------      ----------      ----------
NET INCOME                                                  $      781      $    1,109      $    1,780      $    2,349
                                                            ==========      ==========      ==========      ==========
EARNINGS PER SHARE:
     Basic                                                  $     0.30      $     0.40      $     0.67      $     0.86
     Diluted                                                $     0.30      $     0.40      $     0.67      $     0.85

AVERAGE SHARES OUTSTANDING:
     Basic                                                   2,631,112       2,740,451       2,646,522       2,746,905
     Diluted                                                 2,636,633       2,752,157       2,651,926       2,757,951


          See accompanying notes to consolidated financial statements.


                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                   Six Months Ended
                                                                                     December  31,
                                                                                ---------------------
                                                                                  2002         2001
OPERATING ACTIVITIES                                                            --------    ---------

Net income                                                                     $   1,780    $   2,349
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan and real estate owned losses                                    33           57
   Gain on sale of investments                                                       (64)         ---
   Depreciation and amortization, net                                                 62           62
   Amortization of discounts, premiums and deferred loan fees                      1,761         (299)
   Amortization of ESOP, RRP and deferred and unearned
      compensation                                                                    18           39
   (Increase) decrease in accrued interest receivable                               (284)         794
   Increase (decrease) in accrued interest payable                                     5         (221)
   Decrease in accrued and deferred taxes                                            (29)        (110)
   Other, net                                                                        115         (143)
                                                                                --------    ---------
         Net cash provided by operating activities                                 3,397        2,528
                                                                                --------    ---------
INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                        (2,381)     (17,165)
   Proceeds from repayments of investments and mortgage-backed securities          8,093        1,512
   Proceeds from sale of investments securities                                      639          ---
Held-to-maturity:
   Purchases of investments and mortgage-backed securities                      (109,876)    (151,814)
   Proceeds from repayments of investments and mortgage-backed securities         73,241      145,709
Decrease (increase) in net loans receivable                                       25,884       12,850
Sale of real estate owned                                                            220          ---
Purchase of Federal Home Loan Bank stock                                            (407)      (1,072)
Purchases of premises and equipment                                                 (288)         (92)
Other, net                                                                           ---           27
                                                                                --------    ---------
         Net cash used for investing activities                                   (4,875)     (10,045)
                                                                                --------    ---------



                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                            Six Months Ended
                                                                               December 31,
                                                                          ----------------------
                                                                            2002          2001
       FINANCING ACTIVITIES                                               --------      --------

Net increase (decrease) in transaction and passbook accounts                (2,305)        3,753
Net decrease in certificates of deposit                                     (6,494)       (7,414)
Net increase (decrease) in FHLB short-term advances                         14,350       (11,236)
Net increase in other borrowings                                             4,453        11,713
Proceeds from FHLB long-term advances                                          ---        17,279
Repayments of FHLB long-term advances                                       (5,000)       (3,000)
Net decrease in advance payments by borrowers for taxes and insurance       (1,645)       (1,696)
Net proceeds from issuance of common stock                                       2            46
Funds used for purchase of treasury stock                                   (1,218)         (530)
Cash dividends paid                                                           (846)         (878)
                                                                          --------      --------
         Net cash provided by financing activities                           1,297         8,037
                                                                          --------      --------
        (Decrease) increase in cash and cash equivalents                      (181)          520

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                         3,177         2,993
                                                                          --------      --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                            $  2,996      $  3,513
                                                                          ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                        $  6,201      $  7,717
      Income taxes                                                        $    780      $  1,160

   Non-cash item:
      Pennsylvania Education Tax Credit                                   $    100      $    100





          See accompanying notes to consolidated financial statements.


                                                         WVS FINANCIAL CORP. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                      (UNAUDITED)
                                                                    (In thousands)
                                                                                               Accumulated
                                                                                                Other        Retained
                                           Additional               Unallocated  Unallocated   Compre-       Earnings
                                Common      Paid-In     Treasury   Shares Held   Shares Held   hensive    Substantially
                                 Stock      Capital      Stock        by ESOP      by RRP      Income      Restricted       Total
                               --------    --------    --------    ------------  -----------   --------   -------------   --------
Balance at June 30, 2002         $   37    $ 20,037    $(15,133)   $    ---        $     (72)  $    201     $ 25,183      $ 30,253

Comprehensive income:

   Net Income                                                                                                  1,780         1,780
   Other comprehensive
     income:
     Change in unrealized
       holding gains on
       securities, net of
       income tax effect of
       $51                                                                                           99                         99
                                                                                                                          --------

Comprehensive income                                                                                                         1,879

Purchase of shares for
   treasury stock                                        (1,218)                                                            (1,218)


Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                              18                                    18

Exercise of stock options                         2                                                                              2

Cash dividends declared
   ($0.32 per share)                                                                                           (846)          (846)
                               --------    --------    --------    ------------  -----------   --------   -------------   --------

Balance at Dec. 31, 2002         $   37    $ 20,039    $(16,351)   $    ---        $     (54)  $    300     $ 26,117      $ 30,088
                               ========    ========    ========    ============  ===========   ========   =============   ========

          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies-regardless of the accounting method used-by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

In November 2002, the FASB issued Interpretation No.45, Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.



3.   EARNINGS PER SHARE
     ------------------

     The following table sets forth the computation of basic and diluted earnings per share.

                                                   Three Months Ended                  Six Months Ended
                                                      December 31,                       December 31,
                                            ----------------------------        ----------------------------
                                                 2002              2001             2002              2001
                                            -----------      -----------        -----------      -----------
Weighted average common shares
   outstanding                                3,730,258        3,711,964          3,730,084        3,711,321

Average treasury stock shares                (1,099,146)        (971,513)        (1,083,562)        (964,416)

Average unearned ESOP shares                        ---              ---                ---              ---
                                            -----------      -----------        -----------      -----------
Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                                  2,631,112         2,740,451         2,646,522        2,746,905

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings per
   share                                          5,521           11,706              5,404          11,046
                                            -----------      -----------        -----------      -----------
Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                                  2,636,633        2,752,157          2,651,926        2,757,951
                                            ===========      ===========        ===========      ===========
Net income                                  $   781,465      $ 1,108,828        $ 1,781,310      $ 2,349,367
                                            ===========      ===========        ===========      ===========
Earnings per share:
     Basic                                  $      0.30      $      0.40        $      0.67      $      0.86
     Diluted                                $      0.30      $      0.40        $      0.67      $      0.85
                                            ===========      ===========        ===========      ===========




All options at December 31, 2002 and December 31, 2001 were included in the computation of diluted earnings per share.

4.   COMPREHENSIVE INCOME
     --------------------

     Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):



                                  Three Months Ended December 31,           Six Months Ended December 31,
                                    2002                 2001                   2002                 2001
                              -----------------   -----------------     -------------------   -------------------
Net income                                $781              $1,109                   $1,780              $2,349
Other comprehensive
  income:
    Unrealized gains
     on available for
     sale securities            $44                 $(4)                  $214                   $124
    Less:
     Reclassification
      adjustment for gain
      included in net             1                 ---                     64                    ---
      income
                              ------     ------   ------   --------     -------     --------    ------  --------
Other comprehensive
  income before tax                         43                  (4)                     150                 124
Income tax expense
  related to other
  comprehensive income                      15                  (1)                      51                  42

                                         ------            --------                 --------            --------
Other comprehensive
  income, net of tax                        28                  (3)                      99                  82
                                         ------            --------                 --------            --------
Comprehensive income                      $809              $1,106                   $1,879              $2,431
                                         ======            ========                 ========            ========


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002

FORWARD LOOKING STATEMENTS

     When used in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

     West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2002.

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

     The Company's strategy focuses on community-based lending, growth of core deposits, capital management, maintaining strong non-interest expense ratios, and steadily increasing book value per share.

FINANCIAL CONDITION

     The Company's assets totaled $408.2 million at December 31, 2002, as compared to $404.9 million at June 30, 2002. The $3.3 million or 0.8% increase in total assets was primarily comprised of a $29.3 million or 12.1% increase in investment and mortgage-backed securities, including FHLB stock, which was partially offset by a $26.1 million or 17.0% decrease in net loans receivable.

     The Company's total liabilities increased $3.4 million or 0.9% to $378.1 million as of December 31, 2002, from $374.7 million as of June 30, 2002. The $3.4 million increase in total liabilities was primarily comprised of a $9.4 million or 5.9% increase in FHLB advances, and a $4.5 million or 13.2% increase in other borrowings, which were partially offset by a $8.8 million or 5.0% decrease in total savings deposits, a $1.6 million or 54.6% decrease in advance payments by borrowers for taxes and insurance due to the seasonal payment of local real estate taxes. During the six months ended December 31, 2002, time deposits decreased $6.5 million due to seasonal withdrawals of municipal time deposits. Transaction and passbook accounts decreased $2.3 million. Management believes that the decrease in transaction and savings balances were also primarily attributable to seasonal withdrawals and draw downs of tax collector and builder accounts.

     Total stockholders' equity decreased $165 thousand or 0.5% to $30.1 million as of December 31, 2002, from $30.3 million as of June 30, 2002. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $1.2 million and $846 thousand, respectively, which were primarily funded by net income of $1.8 million for the six months ended December 31, 2002.


RESULTS OF OPERATIONS

     General. WVS reported net income of $781 thousand, or $0.30 diluted earnings per share, and $1.8 million or $0.67 diluted earnings per share, for the three and six months ended December 31, 2002, respectively. Net income decreased by $328 thousand or 29.6% and diluted earnings per share decreased $0.10 or 25.0% for the three months ended December 31, 2002, when compared to the same period in 2001. The decrease in net income was primarily attributable to a $449 thousand decrease in net interest income and a $9 thousand decrease in non-interest income, which were partially offset by a $64 thousand decrease in non-interest expense, a $46 thousand decrease in income tax expense, and a $20 thousand decrease in provision for loan losses. For the six months ended December 31, 2002, net income decreased by $569 thousand or 24.2% and diluted earnings per share decreased $0.18 or 21.2% when compared to the same period in 2001. The decrease was principally the result of a $896 thousand decrease in net interest income and a $78 thousand increase in non-interest expense, which were partially offset by a $307 thousand decrease in income tax expense, a $59 thousand increase in non-interest income, and a $39 thousand decrease in provision for loan losses.

     Net Interest Income. The Company's net interest income decreased by $449 thousand or 18.3% and $896 thousand or 17.4% for the three and six months ended December 31, 2002, respectively, when compared to the same periods in 2001. The decrease in net interest income for both the three and six month periods was principally attributable to lower rates earned on Company assets due to lower market interest rates which was partially offset by lower rates paid on deposits and borrowings. The Company experienced higher levels of repayments on its loan, investment, and mortgage-backed securities portfolios due to refinancing activities for both the three and six months ended December 31, 2002.

     Interest Income. Interest on net loans receivable decreased $909 thousand or 26.1% and $1.7 million or 23.5% for the three and six months ended December 31, 2002, respectively, when compared to the same periods in 2001. The decrease for the three months ended December 31, 2002 was attributable to a decrease of $41.6 million in the average balance of net loans receivable outstanding and a decrease of 30 basis points in the weighted average yield earned on net loans receivable for the three months ended December 31, 2002, when compared to the same period in 2001. The decrease for the six months ended December 31, 2002, was attributable to a decrease of $38.0 million in the average balance of net loans receivable outstanding and a 26 basis point decrease in the weighted average yield earned on net loans receivable for the six months ended December 31, 2002, when compared to the same period in 2001. The decreases in the average loan balance outstanding for both the three and six months ended December 31, 2002, were primarily attributable to increased levels of mortgage prepayments and refinancings due to lower market rates on mortgages. As part of its asset/liability management strategy, the Company has limited its origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates.

     Interest on mortgage-backed securities ("MBS") decreased $196 thousand or 23.3% and $363 thousand or 20.0% for the three and six months ended December 31, 2002, respectively, when compared to the same periods in 2001. The decrease for the three months ended December 31, 2002 was primarily attributable to a 175 basis point decrease in the weighted average yield earned on mortgage-backed securities for the period, which was partially offset by a $7.0 million increase in the average balance of mortgage-backed securities outstanding for the three months ended December 31, 2002, when compared to the same period in 2001. The decrease for the six months ended December 31, 2002, was principally attributable to a 191 basis point decrease in the weighted average yield earned on mortgage-backed securities for the period, which was partially offset by a $11.0 million increase in the average balance of mortgage-backed securities outstanding for the six months ended December 31, 2002, when compared to the same period in 2001. The decrease in the weighted average yield earned on mortgage-backed securities was consistent with market conditions for the three and six months ended December 31, 2002, and reflects the higher proportion of floating rate MBS in the portfolio. The increases in the average balances of mortgage-backed securities during the three and six months ended December 31, 2002 were primarily attributable to the reinvestment of a portion of the Company's loan payment proceeds into floating rate MBS.

     Interest and dividend income on interest-bearing deposits with other institutions, investment securities, and FHLB stock ("other investment securities") increased by $37 thousand or 2.1% for the three months ended December 31, 2002, when compared to the same period in 2001. The increase was principally attributable to a $20.7 million increase in the average balance of other investment securities outstanding for the three months ended December 31, 2002, when compared to the same period in 2001, which was partially offset by a 55 basis point decrease on the weighted average yield earned on other investment securities when compared to the same period in 2001. Interest on other investment securities decreased $172 thousand or 4.5% for the six months ended December 31, 2002, when compared to the same period in 2001. The decrease for the six months ended December 31, 2002, was primarily attributable to a 130 basis point decrease in the weighted average yield earned on other investment securities for the period, which was partially offset by a $30.1 million increase in the average balance of other investment securities outstanding for the six months ended December 31, 2002, when compared to the same period in 2001. The decrease in the weighted average yield earned was consistent with market conditions for the three and six months ended December 31, 2002. The increase in the average balance of other investment securities outstanding during the three and six months ended December 31, 2002, was principally attributable to the reinvestment of a portion of the Company's loan payment proceeds into shorter-term corporate bonds.

     Interest Expense. Interest expense on deposits and escrows decreased $460 thousand or 34.6% and $1.1 million or 37.7% for the three and six months ended December 31, 2002, respectively, when compared to the same period in 2001. The decrease in interest expense on deposits and escrows for the three months ended December 31, 2002, was attributable to a 221 basis point decrease in the weighted average yield paid on deposits and escrows for the period, and a $3.2 million decrease in the average balance of interest-bearing deposits and escrows for the three months ended December 31, 2002, when compared to the same period in 2001. The decrease in interest expense on deposits and escrows for the six months ended December 31, 2002, was attributable to a 132 basis point decrease in the weighted average yield paid on deposits and escrows for the period and a $3.2 million decrease in the average balance of interest-bearing deposits and escrows for the six months ended December 31, 2002, when compared to the same period in 2001. The average yield paid on interest-bearing deposits was consistent with market conditions for the three and six months ended December 31, 2002. The decrease in the average balance of interest-bearing deposits and escrows for the three and six months ended December 31, 2002 was primarily due to seasonal withdrawals of municipal time deposits and seasonal withdrawals and draw downs of transaction and savings balances by local tax collector and builders.

     Interest on FHLB advances and other borrowings decreased $159 thousand or 6.9% and $181 thousand or 4.0% for the three and six months ended December 31, 2002, respectively, when compared to the same periods in 2001. The decrease for the three months ended December 31, 2002, was attributable to a $10.2 million decrease in the average balance of FHLB advances and other borrowings outstanding for the three months ended December 31, 2002 when compared to the same period in 2001, and a 7 basis point decrease in the weighted average rate paid on such borrowings for the three months ended December 31, 2002. The decrease for the six months ended December 31, 2002, was principally attributable to a 37 basis point decrease in the weighted average rate paid on

FHLB advances and other borrowings for the six months ended December 31, 2002 when compared to the same period in 2001, which was partially offset by a $5.9 million increase in the average balance of such borrowings outstanding for the six months ended December 31, 2002, when compared to the same period in 2001. The increase in the average balance of FHLB advances and other borrowings for the six months ended December 31, 2002, was primarily to fund purchases of investments and mortgage-backed securities. The weighted average rate paid declined less than deposits due to longer average maturity of the Company's FHLB advances outstanding.

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

     The Company recorded no provision for loan losses for the three months ended December 31, 2002, compared to $20 thousand for the same period in 2001. For the six months ended December 31, 2002, the Company recorded a $18 thousand provision compared to a $57 thousand for the same period in 2001. At December 31, 2002, the Company's total allowance for loan losses amounted to $2.8 million or 2.0% of the Company's total loan portfolio, as compared to $2.8 million or 1.6% at December 31, 2001. The Company believes that its loan loss reserves are prudent and warranted at this time due to the weakening of the national economy.

     Non-Interest Income. Non-interest income decreased by $9 thousand or 5.0% for the three months ended December 31, 2002, when compared to the same period in 2001. The decrease was primarily attributable to decreases in service charge income earned on transaction accounts. For the six months ended December 31, 2002, non-interest income increased $59 thousand or 16.6% when compared to the same period in 2001. The increase was primarily attributable to gains on sales of investments from the Company's investment portfolio.

     Non-Interest Expense. Non-interest expense decreased $64 thousand or 5.8% for the three months ended December 31, 2002, when compared to the same period in 2001. The decrease was principally attributable to timing differences on charitable contributions booked during the quarter ended September 30, 2002 as compared to the quarter ended December 31, 2001, which were partially offset by a $50 thousand increase in legal costs during the quarter, when compared to the same period in 2001. For the six months ended December 31, 2002, non-interest expense increased $78 thousand or 3.7% when compared to the same period in 2001. The increase in non-interest expense for the six month period was primarily attributable to legal and disposition costs associated with collections, past due loans and liquidating collateral.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $3.4 million during the six months ended December 31, 2002. Net cash provided by operating activities was primarily comprised of $1.8 million of net income, and $1.8 million in amortization of discounts, premiums and deferred loan fees, which was partially offset by a $284 thousand increase in accrued interest receivables.

     Funds used for investing activities totaled $4.9 million during the six months ended December 31, 2002. Primary uses of funds during the six months ended December 31, 2002, included $112.7 million for purchases of investment and mortgage-backed securities, including Federal Home Loan Bank stock, and $288 thousand for purchases of equipment to upgrade the Bank's technology platform, which were partially offset by $81.3 million of proceeds from repayments of investments and mortgage-backed securities, a $25.9 million decrease in net loans receivable, $639 thousand of proceeds from the sale of investment securities, and $220 thousand of proceeds from the sale of other real estate owned.

     Funds provided by financing activities totaled $1.3 million for the six months ended December 31, 2002. The primary financial sources included a $14.4 million increase in short-term FHLB advances and a $4.5 million increase in other short-term borrowings, which were partially offset by a $10.4 million decrease in deposits and escrows, a $5.0 million repayment of long-term FHLB advances, $1.2 million in purchased treasury stock, and $846 thousand in cash dividends paid on the Company's common stock. Management believes that it currently is maintaining adequate liquidity and continues to better match funding sources with lending and investment opportunities.

     During the quarter ended December 31, 2002, the Company borrowed approximately $14.3 million in various short-term borrowings from the FHLB with a weighted average rate of 1.66%, and incurred $85.7 million in other short-term borrowings with a weighted average rate of 1.41%. During the three months ended December 31, 2002, the Company repaid $5.0 million of long-term FHLB advances and $66.6 million of other short-term borrowings with weighted average rates of 2.45% and 1.54%, respectively.

     The Company's primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At December 31, 2002, the total approved loan commitments outstanding amounted to $238 thousand. At the same date, commitments under unused lines of credit amounted to $6.7 million and the unadvanced portion of construction loans approximated $8.2 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2002, totaled $53.0 million. Management believes that a significant portion of maturing deposits will remain with the Company.

     Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances and other borrowings, to provide the cash utilized in investing activities. The Company also has access to the Federal Reserve Bank discount window. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

     On January 2, 2003 the Company announced its Sixth Stock Buyback Program totaling 130,000, or approximately 5%, of the Company's common shares. The Company intends to fund this buyback primarily from internally generated cash flow.

     On January 28, 2003, the Company's Board of Directors declared a cash dividend of $0.16 per share payable February 20, 2003, to shareholders of record at the close of business on February 10, 2003. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

     As of December 31, 2002, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $29.8 million or 12.5% and $32.6 million or 13.7%, respectively, of total risk-weighted assets, and Tier I leverage capital of $29.8 million or 7.89% of average quarterly assets.

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

     The Company's nonperforming assets at December 31, 2002, totaled approximately $4.3 million or 1.1% of total assets as compared to $5.3 million or 1.3% of total assets at June 30, 2002. Nonperforming assets at December 31, 2002, consisted of: five commercial real estate loans totaling $3.6 million, two construction and land development loans totaling $578 thousand, one single-family loan totaling $67 thousand, one commercial loan totaling $22 thousand, and one home equity line of credit totaling $10 thousand.

     The $1.0 million decrease in nonperforming assets during the six months ended December 31, 2002 was comprised of a $520 thousand decrease in single-family loans, a $420 thousand decrease in construction and land development loans, a $180 thousand decrease in commercial loans, and a $235 thousand decrease in other real estate owned, which were partially offset by a $300 thousand increase in commercial real estate loans.

     The land acquisition and development loan classified as non-accrual at June 30, 2002 was released by the Bankruptcy Court and sold in July 2002. The Savings Bank recovered the full principal balance plus approximately $36 thousand in previously unaccrued interest.

     As of June 30, 2002, the Company had one non-accruing commercial loan with a principal balance of $198 thousand. The loan is secured by various commercial business assets including photographic equipment and a truck, along with the personal guarantees of both owners. In July 2002, the Company entered into a loan work-out that provided for reduced monthly loan payments in exchange for the pledging of additional unrelated business assets. The revised payment plan went into effect in August 2002 and the borrowers are performing under the modified terms, therefore the loan is no longer classified as non-accrual.

     As of December 31, 2002, the Company had five commercial real estate loans classified as non-accrual loans.

     One of the commercial real estate loans is secured by a restaurant and real estate located in Wexford, PA. The outstanding principal balance of this loan totals $181 thousand and is part of a court supervised bankruptcy plan. In brief, the original bankruptcy plan in November 1995 called for payments in excess of the original loan terms to cure the deficiency within the next three years. During the quarter ended June 30, 2002, the original court appointed dispersing agent stopped making payments and is being investigated by the U.S. Attorney's Office for bankruptcy fraud and money laundering. On July 31, 2002, the United States Bankruptcy Court for the Western District of Pennsylvania appointed a successor disbursing agent for the limited purpose of disbursing funds currently held in escrow (rent payments) as well as regularly scheduled payments due under the plan. The Savings Bank has not modified the original terms of this loan, and we have been collecting payments since August 2002.

     The Company has one non-accrual commercial real estate loan and one non-accrual construction loan, to a retirement village located in the North Hills area. Both loans became delinquent in fiscal 2000. The outstanding principal balances total $3.8 million, of which $2.6 million is owned by the Company and the remaining $1.2 million is secured by the Company for four participating lenders. During the quarter ended December 31, 2002 the Bank entered into Loan Modification Agreements with respect to these credits. Among other things the obligor agreed to (i) resume monthly interest-only payments on the $1.3 million loan and to secure third-party refinancing on or before July 1, 2003; (ii) resume monthly principal and interest payments on the $2.5 million
loan;  (iii)  consent  to  Judgment  in  Mortgage   Foreclosure  which  will  be
discontinued upon payment of the $1.3 million loan; and (iv) to release the Savings Bank from any and all claims - including the litigation referenced in "Part II - Other Information - Item #1, Litigation". Among other things, the Savings Bank agreed to (i) modify certain interest rates, and (ii) forgive accrued and uncollected interest, late charges and legal fees if the modified payments are received and the full principal balance on both loans are repaid according to their modified terms.

     The Company has one non-accruing commercial real estate loan, with a principal balance of $980 thousand, to a personal care home that was originally part of the two retirement village loans discussed above. Due to the low occupancy of the personal care home, and the related cash drain on the retirement village, the Savings Bank "carved out" approximately $1 million of loan debt from the retirement village, assigned that $1 million in debt to the personal care home, and allowed one of the obligors - a geriatric physician - to separately own and operate the personal care home as a separate facility. The borrower was in compliance with a written loan work-out agreement until February 2002. Sporadic payments have been received since March 2002. The borrower alleges insufficient operating cash, along with the loss of other income, to service the debt. The Savings Bank also holds three other loans, totaling $366 thousand, secured by pledges of various real estate and chattel, to this same borrower which were non-accrual as of September 30, 2002. During the quarter ended December 31, 2002, the obligor filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. The Company has retained legal counsel and is negotiating with the obligor to effect an orderly transfer of the personal care home and related real property. The Company and its legal counsel are also investigating other claims and remedies against other properties pledged as collateral for these loans.

     As of December 31, 2002, the Company has one non-accruing commercial real estate loan with a principal balance of $103 thousand. The obligors have filed for bankruptcy under Chapter 7 of the Federal Bankruptcy Code. In January 2003 the Bankruptcy Court entered an Order authorizing the listing for sale of the real property securing the loan and also ordered interest only payments to begin in February 2003.

     The Company had one non-accrual single-family loan with a balance of $67 thousand and one non-accrual first mortgage home equity line of credit with a balance of $10 thousand. Both loans are in the process of collection.

     During the six months ended December 31, 2002, the Company collected and recognized approximately $44 thousand in past due interest on its nonperforming loans. Approximately $117 thousand of additional interest income would have been recorded during the six months ended December 31, 2002, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the six months ended December 31, 2002. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

     During the six months ended December 31, 2002, the level of market interest rates remained at relatively low levels due to the Federal Reserve's accommodative monetary policy and the weakness in the national economy. The marked decline in equity market prices and reduced corporate earnings have caused a considerable disintermediation from the equity to the fixed income markets, further compounding the decline in market interest rates across the yield curve. In November, 2002 the Federal Reserve further reduced the federal funds rate by fifty basis points.

     Due to the rapid decline in market interest rates, the Company's loan, investment and mortgage-backed securities portfolios experienced much higher than anticipated levels of prepayments. Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the six months ended December 31, 2002, totaled $35.8 million, $43.2 million and $38.5 million respectively.

     In response to higher levels of liquidity the Company began to rebalance its loan, investment and mortgage-backed securities portfolios. Due to the low level of market interest rates, the Company continued to reduce its originations of long-term fixed rate mortgages while continuing to offer consumer home equity and construction loans. The Company's commercial loan exposure was also reduced in recognition of the weaknesses in the national and local economies. The Company continued to purchase investment grade corporate bonds in order to earn a higher return with a shorter maturity profile and to reduce the prepayment risk within the portfolio. Each of the aforementioned strategies also helped to improve the interest-rate and liquidity risks associated with the Savings Bank's customers' liquidity preference for shorter term deposit products.

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

     During the quarter ended December 31, 2002, principal investment purchases were comprised of: investment grade corporate bonds - $37.8 million with a weighted average yield of approximately 3.62%; callable government agency bonds
- $1.1 million with a weighted average yield of approximately 2.52%; and collateralized mortgage obligations - $48.4 million with an original weighted average yield of approximately 2.87%. Major investment proceeds received during the quarter ended December 31, 2002 were: investment grade corporate bonds - $17.1 million with a weighted average yield of approximately 3.65%; callable government agency bonds - $5.0 million with a weighted average rate of approximately 6.98%; and investment grade commercial paper - $3.6 million with a weighted average yield of approximately 2.10%. In most cases, the initial spread earned on government agency and investment grade corporate bond purchases averaged approximately 210 basis points.

     As of December 31, 2002, the implementation of these asset and liability management initiatives resulted in the following:

     1) the Company's liquidity profile has improved by reducing the investment portfolio's stated final maturities as follows: less than 1 year: $79.1 million or 30.1%; 1-3 years: $16.2 million or 6.2%; 3-5 years: $0 million or 0.0%; over 5 years: $167.5 million or 63.7%;
     2) $70.1 million or 76.4% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were comprised of floating rate instruments;
     3) the maturity distribution of the Company's borrowings is as follows: less than 1 year: $58.8 million or 28.3%; 1-3 years: $0 or 0.0%; 3-5 years: $4.2 million or 2.0%; over 5 years: $144.5 million or 69.7%; and
     4) an aggregate of $39.4 million or 31.1% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months.

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

                                           December 31,        June 30,
                                           -----------         --------
                                              2002         2002         2001
                                            --------     --------     --------
                                                  (Dollars in Thousands)
Interest-earning assets maturing or
   repricing within one year                $265,881     $252,467     $155,928
Interest-bearing liabilities maturing or
   repricing within one year                 152,981      142,823      137,232
                                            --------     --------     --------

Interest sensitivity gap                    $112,900     $109,644     $ 18,696
                                            ========     ========     ========
Interest sensitivity gap as a percentage of
   total assets                                27.6%         27.1%        (4.7)%
Ratio of assets to liabilities
   maturing or repricing within one year      173.8%        176.8%       113.6%


     During the quarter ended December 31, 2002, the Company managed its one year interest sensitivity gap by: (1) generally limiting incremental corporate bond purchases to those with repricing dates within 2 years; and (2) purchasing floating rate CMO's which reprice on a monthly basis.

 The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at December 31, 2002. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

                                        Cumulative Stressed Repricing Gap
                                        ---------------------------------



                            Month 3    Month 6   Month 12   Month 24   Month 36     Month 60     Long Term
                             -------   -------   --------   --------   --------     --------   ---------
                                                      (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
 Gap ($'s)                    88,935    95,246    103,497    114,387     118,539     103,176        27,599
% of Total
  Assets                        21.7%     23.2%      25.3%      27.9%       28.9%       25.2%          6.7%
Base Case Up 100 bp
-------------------
Cummulative
 Gap($'s)                     90,900    98,381    107,711    123,054     131,831     116,786        27,599
% of Total
  Assets                        22.2%     24.0%      26.3%      30.0%       32.2%       28.5%          6.7%
Base Case No Change
-------------------
Cummulative
 Gap($'s)                     93,552   102,656    112,900    130,063     139,695     121,107        27,600
% of Total
  Assets                        22.8%     25.1%      27.6%      31.7%       34.1%       29.6%          6.7%
Base Case Down 100 bp
---------------------
Cummulative
 Gap($'s)                     94,454   103,861    113,928    132,658     140,586     121,470        27,599
% of Total
  Assets                        23.1%     25.3%      27.8%      32.4%       34.3%       29.6%          6.7%
Base Case Down 200 bp
---------------------
Cummulative
 Gap($'s)                     94,946   104,374    114,420    133,043     140,864     121,566        27,599
% of Total
  Assets                        23.2%     25.5%      27.9%      32.5%       34.4%       29.7%          6.7%


     Beginning in the third quarter of fiscal 2001, the Company began to utilize an income simulation model to measure interest rate risk and to manage interest rate sensitivity. The Company believes that income simulation modeling may enable the Company to better estimate the possible effects on net interest income due to changing market interest rates. Other key model parameters include: estimated prepayment rates on the Company's loan, mortgage-backed securities and investment portfolios; savings decay rate assumptions; and the repayment terms and embedded options of the Company's borrowings.

The following table presents the simulated impact of a 100 and 200 basis point upward or downward shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2002.

                             Analysis of Sensitivity to Changes in Market Interest Rates
                             -----------------------------------------------------------

                                                             Modeled Change in Market Interest Rates
                                             -------------------------------------------------------------------
Estimated impact on:                         -200            -100           0             +100           +200
--------------------
   Change in net interest income             -19.5%          -12.7%         0.0%          8.2%           15.1%

   Return on average equity                  7.53%           8.83%          11.25%        12.78%         14.07%

   Return on average assets                  0.55%           0.64%          0.83%         0.95%          1.05%

   Market value of equity (in
      thousands)                             $16,770         $17,690        $19,208       $19,260        $18,962




     The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2002.




                    Anticipated Transactions
-----------------------------------------------------------
                                     (Dollars in Thousands)
Undisbursed construction and
    land development loans
      Fixed rate                           $ 2,602
                                              6.81%

      Adjustable rate                      $ 5,564
                                              5.41%

Undisbursed lines of credit
      Adjustable rate                      $ 6,740
                                              5.36%

Loan origination commitments
      Fixed rate                           $   153
                                              6.50%

      Adjustable rate                      $    85
                                              7.04%

Letters of credit
      Adjustable rate                      $    82
                                              7.25%
                                           -------
                                           $15,226
                                           =======

     In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At Decemter 31, 2002 the Savings Bank had three performance standby letters of credit outstanding totaling approximately $82 thousand. Two of the performance standby letters of credit are secured by deposits with the Savings Bank, and the other is secured by real estate. All three performance standby letters of credit will mature within twelve months. In the event that the obligor is unable to perform its obligations as specified in the standby letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the standby letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund this contingent obligation.

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

ITEM 1. Legal Proceedings
        -----------------

          The Savings Bank filed a Complaint in Mortgage Foreclosure (the "Foreclosure") in March 2000 against the Development Group of Rose Valley (the "Obligor"), an obligor on two impaired and non-accrual loans. The Foreclosure was filed in the Court of Common Pleas of Allegheny County, Pennsylvania to request a judicial sale of the underlying real properties securing the mortgage loans due to nonpayment as per the terms of the mortgage notes. In November 2001, the Obligor filed an Answer, New Matter and Counterclaim to the Foreclosure. The counterclaims include breach of contract, promissory estoppel, breach of duty of good faith and fair dealing and tortuous interference with prospective and existing business relations and seeks damages of approximately $5.2 million. In January 2002, the Court dismissed the tortuous interference claim. In December 2002, the Obligor withdrew its lawsuit, and released the Company from any and all claims, in connection with the Loan Modifications discussed herein. See
     Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended December 31, 2002, "Liquidity and Capital Resources".


ITEM 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

        Not applicable.

ITEM 3. Defaults Upon Senior Securities
        --------------------------------

        Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ----------------------------------------------------

        (a)  An annual meeting of stockholders was held on October 29, 2002.

        (b)  Not applicable.

        (c) Two matters were voted upon at the annual meeting held on October 29, 2002: Item 1: Proposal to elect two directors for a four-year term or until their successors are elected and qualified; Item 2: proposal to ratify the appointment by the Board of Directors of S.R. Snodgrass, A.C. as the Company's independent auditors for the fiscal year ending June 30, 2003.

        Each of the two proposals received stockholder approval. The voting record with respect to each item voted upon is enumerated below:

            Item            Nominee
            Number        (if Applicable)              For                 Against             Abstain
            ------        ---------------              ---                 -------             -------

              1         David L. Aeberli             2,269,708             83,343
                        Margaret VonDerau            2,258,895             94,156

              2         Election of Auditors         2,330,028             13,318               9,705

          There were no broker non-votes cast with respect to any matter voted upon.

     (d)  Not applicable.




ITEM 5. Other Information
        -----------------

           Not applicable.




ITEM 6. Exhibits and Reports on Form 8-K
        ---------------------------------

     (a) The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

                 Number          Description                                                     Page
                 ------      -----------------------------------------------------------        ------
                  99-1       Sarbanes-Oxley Act Certification of Chief Executive Officer          E-1
                  99-2       Sarbanes-Oxley Act Certification of Chief Accounting Officer         E-2
                  99-3       Independent Accountant's Report                                      E-3



     (b)  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   WVS FINANCIAL CORP.




     February 13, 2003             BY: /s/ David J. Bursic
                                      ------------------------------------------
     Date                                  David J. Bursic
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


     February 13, 2003             BY:  /s/Keith A. Simpson
                                      ------------------------------------------
     Date                                  Keith A. Simpson
                                           Vice-President and Chief Accounting
                                           Officer

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


Date: February 13, 2003



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


Date: February 13, 2003

                                    /s/ Keith A. Simpson
                                    --------------------------------------------
                                    Keith A. Simpson
                                    Vice-President and Chief Accounting Officer