Form 10-Q
period 2003-05-09
WVS FINANCIAL CORP
filed 2003-05-15
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended March 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Pennsylvania                                           25-1710500
--------------------------------                --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

9001 Perry Highway
Pittsburgh, Pennsylvania                                      15237
-----------------------------------------       --------------------------------
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
YES  X   NO
    ---    ---
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

YES       NO  X
    ----     ----


     Shares outstanding as of May 12, 2003: 2,582,259 shares common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.        Financial Information                                      Page
-------        ---------------------                                      ----

Item 1.        Financial Statements

               Consolidated Balance Sheet as of
               March 31, 2003 and June 30, 2002
               (Unaudited)                                                 3

               Consolidated Statements of Income
               for the Three and Nine Months Ended
               March 31, 2003 and 2002 (Unaudited)                         4

               Consolidated Statements of Cash Flows
               for the Nine Months Ended March 31,
               2003 and 2002 (Unaudited)                                   5

               Consolidated Statements of Changes in
               Stockholders' Equity for the Nine Months
               Ended March 31, 2003 (Unaudited)                            7

               Notes to Unaudited Consolidated
               Financial Statements                                        8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations for the Three and Nine Months
               Ended March 31, 2003                                       13

Item 3.        Quantitative and Qualitative Disclosures
               about Market Risk                                          20

Item 4.        Controls and Procedures                                    26

PART II.       Other Information                                         Page
--------       -----------------                                         ----

Item 1.        Legal Proceedings                                          27
Item 2.        Changes in Securities and Use of Proceeds                  27
Item 3.        Defaults upon Senior Securities                            27
Item 4.        Submission of Matters to a Vote of Security Holders        27
Item 5.        Other Information                                          27
Item 6.        Exhibits and Reports on Form 8-K                           27
               Signatures                                                 28
               Certification of Chief Executive Officer                   29
               Certification of Chief Accounting Officer                  30



                       WVS FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (In thousands)
                                                                        March 31, 2003       June 30, 2002
                                                                     -------------------    --------------
          Assets
          ------
Cash and due from banks                                                 $      988             $       879
Interest-earning demand deposits                                             3,372                   2,298
Investment securities available-for-sale (amortized cost of
   $4,077 and $8,375)                                                        4,274                   8,426
Investment securities held-to-maturity (market value of
   $134,906 and $146,146)                                                  131,335                 142,958
Mortgage-backed securities available-for-sale (amortized cost of
   $4,637 and $6,196)                                                        4,858                   6,450
Mortgage-backed securities held-to-maturity (market value of
   $101,674 and $76,819)                                                   101,146                  76,093
Federal Home Loan Bank stock, at cost                                        8,688                   8,281
Net loans receivable (allowance for loan losses of $2,687 and
   $2,758)                                                                 107,819                 152,905
Accrued interest receivable                                                  3,036                   3,903
Premises and equipment                                                       1,271                     996
Deferred taxes and other assets                                              1,455                   1,722
                                                                     -------------          --------------
          TOTAL ASSETS                                                  $  368,242             $   404,911
                                                                     =============          ==============

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                        $   11,085             $    12,615
   NOW accounts                                                             20,034                  20,872
   Savings accounts                                                         42,718                  41,620
   Money market accounts                                                    14,225                  14,843
   Certificates of deposit                                                  76,953                  84,709
                                                                     -------------          --------------
    Total savings deposits                                                 165,015                 174,659
Federal Home Loan Bank advances                                            151,487                 159,937
Other borrowings                                                            11,424                  33,731
Advance payments by borrowers for taxes and insurance                        1,343                   3,013
Accrued interest payable                                                     1,479                   1,698
Other liabilities                                                            7,369                   1,620
                                                                     -------------          --------------
     TOTAL LIABILITIES                                                     338,117                 374,658

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                                 ---                     ---
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,733,786 and 3,729,858 shares issued                                        37                      37
Additional paid-in capital                                                  20,083                  20,037
Treasury stock: 1,147,316 and 1,051,872 shares at cost,
    Respectively                                                           (16,654)                (15,133)
Retained earnings, substantially restricted                                 26,434                  25,183
Accumulated other comprehensive income                                         276                     201
Unallocated shares - Recognition and Retention Plans                           (51)                    (72)
                                                                     -------------          --------------
     TOTAL STOCKHOLDERS' EQUITY                                             30,125                  30,253
                                                                     -------------          --------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  368,242             $   404,911
                                                                     =============          ==============



          See accompanying notes to consolidated financial statements.




                                                                 WVS FINANCIAL CORP. AND SUBSIDIARY
                                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                                             (UNAUDITED)
                                                               (In thousands, except per share data)

                                                         Three Months Ended                      Nine Months Ended
                                                              March 31,                              March 31,
                                                   -----------------------------         ---------------------------
                                                        2003             2002                2003           2002
INTEREST AND DIVIDEND INCOME:                      --------------    -----------         ----------      -----------
     Loans                                         $    2,227        $     3,162         $    7,617      $    10,201
     Investment securities                              1,675              1,613              5,146            5,123
     Mortgage-backed securities                           663                700              2,115            2,516
     Interest-earning deposits with other
         institutions                                       1                  3                  8               11
     Federal Home Loan Bank stock                          70                 96                206              364
                                                   ----------        -----------         ----------      -----------
          Total interest and dividend income            4,636              5,574             15,092           18,215
                                                   ----------        -----------         ----------      -----------

INTEREST EXPENSE:
     Deposits                                             752              1,103              2,578            4,035
     Borrowings                                         2,083              2,208              6,454            6,759
     Advance payments by borrowers for taxes
       and insurance                                        6                 10                 16               23
                                                   ----------        -----------         ----------      -----------
          Total interest expense                        2,841              3,321              9,048           10,817
                                                   ----------        -----------         ----------      -----------

NET INTEREST INCOME                                     1,795              2,253              6,044            7,398
PROVISION FOR LOAN LOSSES                                 (89)               ---                (71)              57
                                                   ----------        -----------         ----------      -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                      1,884              2,253              6,115            7,341
                                                   ----------        -----------         ----------      -----------

NON-INTEREST INCOME:
     Service charges on deposits                           82                 97                278              308
     Gain on sale of investments                          ---                ---                 64              ---
     Other                                                 70                 69                224              212
                                                   ----------        -----------         ----------      -----------
          Total non-interest income                       152                166                566              520
                                                   ----------        -----------         ----------      -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                       613                607              1,824            1,852
     Occupancy and equipment                              107                 98                291              281
     Deposit insurance premium                              8                  8                 23               25
     Data processing                                       56                 49                155              142
     Correspondent bank service charges                    37                 38                113              122
     Other                                                154                178                733              641
                                                   ----------        -----------         ----------      -----------
          Total non-interest expense                      975                978              3,139            3,063
                                                   ----------        -----------         ----------      -----------

INCOME BEFORE INCOME TAXES                              1,061              1,441              3,542            4,798
INCOME TAXES                                              329                476              1,029            1,483
                                                   ----------        -----------         ----------      -----------
NET INCOME                                         $      732        $       965         $    2,513      $     3,315
                                                   ==========        ===========         ==========      ===========
EARNINGS PER SHARE:
     Basic                                         $     0.28        $      0.36         $     0.96      $      1.21
     Diluted                                       $     0.28        $      0.35         $     0.95      $      1.21

AVERAGE SHARES OUTSTANDING:
     Basic                                          2,593,546          2,714,480          2,629,122        2,736,254
     Diluted                                        2,598,775          2,720,976          2,634,468        2,745,783


          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                    Nine Months Ended
                                                                                          March 31,
                                                                                --------------------------
                                                                                     2003           2002
OPERATING ACTIVITIES                                                            ------------     ---------

Net income                                                                        $  2,513        $  3,315
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan and real estate owned losses                                     (71)             57
   Gain on sale of investments                                                         (64)            ---
   Depreciation and amortization, net                                                  109              92
   Amortization of discounts, premiums and deferred loan fees                        2,608              61
   Amortization of ESOP, RRP and deferred and unearned
      compensation                                                                      21              50
   Decrease in accrued interest receivable                                             867             752
   Decrease in accrued interest payable                                               (219)           (667)
   Decrease in accrued and deferred taxes                                              221             343
   Other, net                                                                         (242)           (131)
                                                                                ----------       ---------
         Net cash used for operating activities                                   5,743           3,872
                                                                                ----------       ---------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                          (3,481)        (19,960)
   Proceeds from repayments of investments and mortgage-backed securities            8,762          21,375
   Proceeds from sale of investments securities                                        639             ---
Held-to-maturity:
   Purchases of investments and mortgage-backed securities                        (176,725)       (259,520)
   Proceeds from repayments of investments and mortgage-backed securities          166,702         239,699
Decrease in net loans receivable                                                    44,921          23,241
Sale of real estate owned                                                              220              27
Purchase of Federal Home Loan Bank stock                                              (407)           (602)
Purchases of premises and equipment                                                   (383)            (95)
                                                                                 ----------       ---------
         Net cash  provided by investing activities                                 40,248           4,165
                                                                                ----------       ---------



                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                    Nine Months Ended
                                                                                          March 31,
                                                                                ---------------------------
                                                                                     2003          2002
       FINANCING ACTIVITIES                                                        ---------     ----------

       Net increase (decrease) in transaction and passbook accounts                 (1,888)         8,116
       Net decrease in certificates of deposit                                      (7,756)       (14,247)
       Net increase (decrease) in FHLB short-term advances                           2,550           (986)
       Net increase in other borrowings                                            (22,307)       (11,582)
       Proceeds from FHLB long-term advances                                           ---         23,279
       Repayments of FHLB long-term advances                                       (11,000)       (10,000)
       Net decrease in advance payments by borrowers for taxes and insurance        (1,670)          (755)
       Net proceeds from issuance of common stock                                       46            159
       Funds used for purchase of treasury stock                                    (1,521)        (1,130)
       Cash dividends paid                                                          (1,262)        (1,315)
                                                                                   ---------     ----------
                Net cash used for financing activities                             (44,808)        (8,461)
                                                                                   ---------     ----------
               Increase (decrease) in cash and cash equivalents                      1,183           (424)

       CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                          3,177          2,993
                                                                                   ---------     ----------
       CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                              $ 4,360       $  2,569
                                                                                   =========     ==========
       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

          Cash paid during the period for:
             Interest on deposits, escrows and borrowings                          $ 9,267       $ 11,484
             Income taxes                                                          $   846       $  1,160

          Non-cash item:
             Pennsylvania Education Tax Credit                                     $   100       $    100
             Mortgage Loan Transferred to Other Real Estate Owned                      ---       $    388



          See accompanying notes to consolidated financial statements.



                       WVS FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)



                                               Additional                Unallocated
                                    Common      Paid-In      Treasury    Shares Held
                                     Stock      Capital       Stock        by ESOP
                                   ----------  ----------   ----------   ----------
   Balance at June 30, 2002        $       37  $  20,037    $  (15,133)  $      ---

   Comprehensive income:

      Net Income
      Other comprehensive
        income:
         Change in unrealized
             holding gains on
             securities, net of
             income tax effect
             of $38


   Comprehensive income

   Purchase of shares for
      treasury stock                                            (1,521)


   Accrued compensation
      expense for Recognition
      and Retention Plans (RRP)

   Exercise of stock options                           46

   Cash dividends declared
      ($0.48 per share)
                                   ----------  ----------   ----------   ------------
   Balance at March 31, 2003       $       37  $   20,083   $  (16,654)  $      ---
                                   ==========  ==========   ==========   ============







                       WVS FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)


                                                                      Retained
                                      Unallocated   Accumulated       Earnings
                                       Shares Held  Other Compre-    Substantially
                                         by RRP     hensive Income     Restricted     Total
                                   -  ------------  ---------------  -------------   -------
   Balance at June 30, 2002        $  $        (72) $   201          $ 25,183        $30,253

   Comprehensive income:

      Net Income                                                        2,513          2,513
      Other comprehensive
        income:
         Change in unrealized
             holding gains on
             securities, net of
             income tax effect
             of $38                                      75                               75
                                                                                     -------
   Comprehensive income                                                                2,588

   Purchase of shares for
      treasury stock                                                                  (1,521)


   Accrued compensation
      expense for Recognition
      and Retention Plans (RRP)                 21                                        21

   Exercise of stock options                                                              46

   Cash dividends declared                                             (1,262)        (1,262)
      ($0.48 per share)
                                   -  ------------  ---------------  -------------   -------
   Balance at March 31, 2003       $  $     (51)     $   276          $ 26,434       $30,125
                                   =  ============  ===============  =============   =======


          See accompanying notes to consolidated financial statements.
                                       7

..


                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See Note 4 of this Form 10-Q.

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

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

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation has not and is not expected to have a material effect on the Company's financial position or results of operations.

3. EARNINGS PER SHARE
   ------------------

     The following table sets forth the computation of basic and diluted earnings per share.

                                                   Three Months Ended                       Nine Months Ended
                                                        March 31,                               March 31,
                                             --------------------------------       ----------------------------------

                                                 2003              2002                  2003              2002
                                             --------------   ---------------       ----------------  ----------------
Weighted average common shares
   outstanding                                   3,732,233         3,722,989              3,730,790         3,715,153

Average treasury stock shares                  (1,138,687)       (1,008,509)            (1,101,668)         (978,899)

Average unearned ESOP shares                           ---               ---                    ---               ---
                                             --------------   ---------------       ----------------  ----------------

Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                                     2,593,546         2,714,480              2,629,122         2,736,254

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings per
   share                                             5,229             6,496                  5,346             9,529
                                             --------------   ---------------       ----------------  ----------------

Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                                     2,598,775         2,720,976              2,634,468         2,745,783
                                             ==============   ===============       ================  ================

Net income                                   $     731,747    $      965,123        $     2,513,057   $     3,314,490
                                             ==============   ===============       ================  ================

Earnings per share:
     Basic                                   $        0.28    $         0.36        $          0.96   $          1.21
     Diluted                                 $        0.28    $         0.35        $          0.95   $          1.21
                                             ==============   ===============       ================  ================


All options at March 31, 2003 and March 31, 2002 were included in the computation of diluted earnings per share.

4. STOCK BASED COMPENSATION DISCLOSURE
   -----------------------------------

     Pro forma information regarding net income and earnings per share as required by FAS No.123, has been determined as if the Company had accounted for its stock options using that method. The fair value for these options was estimated at the date of the grants using the Black-Scholes option pricing model.

     In management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:


                                             Three Months Ended March 31,            Nine Months Ended March 31,
                                               2003               2002                2003               2002
                                             ---------        ------------          ---------         ---------

Net income, as reported:                     $   732          $       965           $  2,513          $   3,315
Less proforma expense related
  to stock options                               ---                  ---                 10                 31

                                             --------        ------------          ---------         ----------
Proforma net income                          $   732          $       965           $  2,503         $    3,284
                                             =======         ============          =========         ==========


Basic net income per common share:
     As reported                             $   0.28         $       0.36          $   0.96          $     1.21

     Pro forma                                   0.28                 0.36              0.95                1.20

Diluted net income per common share:
     As reported                             $   0.28         $       0.35          $   0.95          $     1.21

     Pro forma                                   0.28                 0.35              0.95                1.20



5. COMPREHENSIVE INCOME
   --------------------

     Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

                                        Three Months Ended March 31,                        Nine Months Ended March 31,
                                       2003                     2002                      2003                      2002
                                 ------------------     ---------------------    ---------------------         --------------------

Net income                                    $732                      $965                    $2,513                      $3,315
Other comprehensive
income (loss) before tax:
     Unrealized gains (losses)
     on available for sale
       securities                  $(37)                   $(68)                      $177                         $56


Less:
     Reclassification
     adjustment for
           gain included in
            net income             ---                     ---                        64                         ---
                                -------     -------     -------     ---------     -------     ---------    ----------    ----------
Other
     comprehensive
     income (loss) before tax                 (37)                      (68)                       113                          56
Income tax expense (benefit)
     related to other
     comprehensive
     income  (loss)                           (13)                      (23)                        38                          19
                                            -------                 ---------                 ---------                  ----------
Other comprehensive
     income (loss), net of tax                 (24)                      (45)                        75                          37
                                            -------                 ---------                 ---------                  ----------
Comprehensive income                          $708                      $920                    $2,588                      $3,352
                                            =======                 =========                 =========                  ==========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003

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

     West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2003.

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

FINANCIAL CONDITION

     The Company's assets totaled $368.2 million at March 31, 2003, as compared to $404.9 million at June 30, 2002. The $36.7 million or 9.1% decrease in total assets was primarily comprised of a $45.1 million or 29.5% decrease in net loans receivable, and a $15.4 million or 9.6% decrease in investment securities, including FHLB stock, which were partially offset by a $23.5 million or 28.4% increase in mortgage-backed securities.

     The Company's total liabilities decreased $36.6 million or 9.8% to $338.1 million as of March 31, 2003, from $374.7 million as of June 30, 2002. The $36.5 million decrease in total liabilities was primarily comprised of a $22.3 million or 66.2% decrease in other short-term borrowings, a $9.6 million or 5.5% decrease in total savings deposits, a $8.4 million or 5.3% decrease in FHLB advances, and a $1.7 million or 55.4% decrease in advance payments by borrowers for taxes and insurance due to the seasonal payment of county real estate taxes, which were partially offset by a $5.7 million increase in other liabilities. The increase in other liabilities was primarily attributable to unfunded security purchase commitments that were funded in April 2003. During the nine months ended March 31, 2003, time deposits decreased $7.8 million due to seasonal withdrawals of municipal time deposits. Transaction and passbook accounts decreased $1.9 million. Management believes that the decrease in transaction and savings balances were also primarily attributable to seasonal withdrawals and draw downs of tax collector and builder accounts.

     Total stockholders' equity decreased $128 thousand or 0.4% to $30.1 million as of March 31, 2003, from approximately $30.3 million as of June 30, 2002. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $1.5 million and $1.3 million, respectively, which were primarily funded by net income of $2.5 million for the nine months ended March 31, 2003.


RESULTS OF OPERATIONS

     General. WVS reported net income of $732 thousand, or $0.28 diluted earnings per share, and $2.5 million or $0.95 diluted earnings per share, for the three and nine months ended March 31, 2003, respectively. Net income decreased by $233 thousand or 24.1% and diluted earnings per share decreased $0.07 or 20.0% for the three months ended March 31, 2003, when compared to the same period in 2002. The decrease in net income was primarily attributable to a $458 thousand decrease in net interest income and a $14 thousand decrease in non-interest income, which were partially offset by a $147 thousand decrease in income tax expense, a $89 thousand decrease in provision for loan losses , and a $3 thousand decrease in non-interest expense. For the nine months ended March 31, 2003, net income decreased by $802 thousand or 24.2% and diluted earnings per share decreased $0.26 or 21.5% when compared to the same period in 2002. The decrease was principally the result of a $1.4 million decrease in net interest income and a $76 thousand increase in non-interest expense, which were partially offset by a $454 thousand decrease in income tax expense, a $128 thousand decrease in provision for loan losses, and a $46 thousand increase in non-interest expense.

     Net Interest Income. The Company's net interest income decreased by $458 thousand or 20.3% and $1.4 million or 18.3% for the three and nine months ended March 31, 2003, respectively, when compared to the same periods in 2002. The decrease in net interest income for both the three and nine month periods was principally attributable to lower rates earned on Company assets due to lower market interest rates, and lower average balances of net loans receivable, which were partially offset by lower rates paid on deposits and borrowings. The
Company experienced higher levels of repayments on its loan, investment, and mortgage-backed securities portfolios due to refinancing activities for both the three and nine months ended March 31, 2003.

     Interest Income. Interest on net loans receivable decreased $935 thousand or 29.6% and $2.6 million or 25.3% for the three and nine months ended March 31, 2003, respectively, when compared to the same periods in 2002. The decrease for the three months ended March 31, 2003 was attributable to a decrease of $49.3 million in the average balance of net loans receivable outstanding and a decrease of 2 basis points in the weighted average yield earned on net loans receivable for the three months ended March 31, 2003, when compared to the same period in 2002. The decrease for the nine months ended March 31, 2003, was attributable to a decrease of $41.7 million in the average balance of net loans receivable outstanding and a 19 basis point decrease in the weighted average yield earned on net loans receivable for the nine months ended March 31, 2003, when compared to the same period in 2002. The decreases in the average loan balance outstanding for both the three and nine months ended March 31, 2003, were primarily attributable to increased levels of mortgage prepayments and refinancings due to lower market rates on mortgages. As part of its asset/liability management strategy, the Company has limited its origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will begin to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

     Interest on mortgage-backed securities ("MBS") decreased $37 thousand or 5.3% and $401 thousand or 15.9% for the three and nine months ended March 31, 2003, respectively, when compared to the same periods in 2002. The decrease for the three months ended March 31, 2003 was primarily attributable to a 155 basis point decrease in the weighted average yield earned on mortgage-backed securities for the period, which was partially offset by a $24.9 million increase in the average balance of mortgage-backed securities outstanding for the three months ended March 31, 2003, when compared to the same period in 2002. The decrease for the nine months ended March 31, 2003, was principally attributable to a 184 basis point decrease in the weighted average yield earned on mortgage-backed securities for the period, which was partially offset by a $16.0 million increase in the average balance of mortgage-backed securities outstanding for the nine months ended March 31, 2003, when compared to the same period in 2002. The decrease in the weighted average yield earned on mortgage-backed securities was consistent with market conditions for the three and nine months ended March 31, 2003, and reflects the higher proportion of floating rate MBS in the portfolio. The increases in the average balances of mortgage-backed securities during the three and nine months ended March 31, 2003 were primarily attributable to the reinvestment of a portion of the Company's loan payment proceeds into floating rate MBS.

     Interest and dividend income on interest-bearing deposits with other institutions, investment securities, and FHLB stock ("other investment securities") increased by $34 thousand or 2.0% for the three months ended March 31, 2003, when compared to the same period in 2002. The increase was principally attributable to a $13.5 million increase in the average balance of other investment securities outstanding for the three months ended March 31, 2003, when compared to the same period in 2002, which was partially offset by a 32 basis point decrease on the weighted average yield earned on other investment securities when compared to the same period in 2002. Interest on other investment securities decreased $138 thousand or 2.5% for the nine months ended March 31, 2003, when compared to the same period in 2002. The decrease for the nine months ended March 31, 2003, was primarily attributable to a 92 basis point decrease in the weighted average yield earned on other investment securities for the period, which was partially offset by a $24.2 million increase in the average balance of other investment securities outstanding for the nine months ended March 31, 2003, when compared to the same period in 2002. The decrease in the weighted average yield earned was consistent with market conditions for the three and nine months ended March 31, 2003. The increase in the average balance of other investment securities outstanding during the three and nine months ended March 31, 2003, was principally attributable to the reinvestment of a portion of the Company's loan payment proceeds into shorter-term corporate bonds.

     Interest Expense. Interest expense on deposits and escrows decreased $355 thousand or 31.9% and $1.5 million or 36.1% for the three and nine months ended March 31, 2003, respectively, when compared to the same period in 2002. The decrease in interest expense on deposits and escrows for the three months ended March 31, 2003, was attributable to a 75 basis point decrease in the weighted average yield paid on deposits and escrows for the period, and a $9.7 million decrease in the average balance of interest-bearing deposits and escrows for the three months ended March 31, 2003, when compared to the same period in 2002. The decrease in interest expense on deposits and escrows for the nine months ended March 31, 2003, was attributable to a 112 basis point decrease in the weighted average yield paid on deposits and escrows for the period and a $5.4 million decrease in the average balance of interest-bearing deposits and escrows for the nine months ended March 31, 2003, when compared to the same period in 2002. The average yield paid on interest-bearing deposits was consistent with market conditions for the three and nine months ended March 31, 2003. The decrease in the average balance of interest-bearing deposits and escrows for the three and nine months ended March 31, 2003 was primarily due to seasonal withdrawals of municipal time deposits and seasonal withdrawals and draw downs of transaction and savings balances by local tax collectors and builders.

     Interest on FHLB advances and other borrowings decreased $125 thousand or 5.7% and $305 thousand or 4.5% for the three and nine months ended March 31, 2003, respectively, when compared to the same periods in 2002. The decrease for the three months ended March 31, 2003, was attributable to a 28 basis point decrease in the weighted average rate paid on FHLB advances and other borrowings for the period, and a $429 thousand decrease in the average balance of such borrowings for the three months ended March 31, 2003, when compared to the same period in 2002. The decrease for the nine months ended March 31, 2003, was principally attributable to a 34 basis point decrease in the weighted average rate paid on FHLB advances and other borrowings for the nine months ended March 31, 2003 when compared to the same period in 2002, which was partially offset by a $3.8 million increase in the average balance of such borrowings outstanding for the nine months ended March 31, 2003, when compared to the same period in 2002. The increase in the average balance of FHLB advances and other borrowings for the nine months ended March 31, 2003, was primarily used to fund purchases of investments and mortgage-backed securities. The weighted average rate paid on FHLB advances and other borrowings declined less than deposits due to longer average maturity of the Company's FHLB advances outstanding.

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

     The Company recorded a credit provision for loan losses of $89 thousand for the three months ended March 31, 2003, compared to no provision for the same period in 2002. For the nine months ended March 31, 2003, the Company reduced provisions for loan loss by $71 thousand compared to a $57 thousand provision for the same period in 2002. The decrease in the provision for loan losses is due to reduced levels of net loans receivable and collections on past due loans. At March 31, 2003, the Company's total allowance for loan losses amounted to $2.7 million or 2.4% of the Company's total loan portfolio, as compared to $2.8 million or 1.7% at March 31, 2002. The Company believes that its loan loss reserves are prudent and warranted at this time due to the weakening of the national economy.

     Non-Interest Income. Non-interest income decreased by $14 thousand or 8.4% for the three months ended March 31, 2003, when compared to the same period in 2002. The decrease was primarily attributable to decreases in service charge income earned on transaction accounts. For the nine months ended March 31, 2003, non-interest income increased $46 thousand or 8.8% when compared to the same period in 2002. The increase was primarily attributable to a $64 thousand gain on sale of investments from the Company's investment portfolio, and a $13 thousand increase in ATM fee income, which was partially offset by a $31 thousand decrease in service charge income earned on transaction accounts.

     Non-Interest Expense. Non-interest expense decreased $3 thousand or 0.3% for the three months ended March 31, 2003, when compared to the same period in 2002. The decrease was principally attributable to a $18 thousand decrease in expenses on transaction accounts and a $16 thousand decrease in legal and disposition costs associated with collecting past due loans and liquidating collateral, which were partially offset by a $9 thousand increase in depreciation expense relating to the Company's purchases to upgrade the Bank's technology platform in December 2002, and a $6 thousand increase in employee health insurance and training expense, when compared to the same period on 2002. For the nine months ended March 31, 2003, non-interest expense increased $76 thousand or 2.5%, when compared to the same period in 2002. The increase was principally attributable to a $66 thousand increase in legal and disposition costs associated with collections, past due loans, and liquidation collateral, a $13 thousand increase in data processing expense, and a $10 thousand increase in depreciation expense, which were partially offset by a $28 thousand decrease in employee recognition and retention plan expense.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $5.7 million during the nine months ended March 31, 2003. Net cash provided by operating activities was primarily comprised of $2.6 million in amortization of discounts, premiums and deferred loan fees, $2.5 million of net income, and a $867 thousand decrease in accrued interest receivables, which were partially offset by a $219 thousand decrease in accrued interest payables, a $64 thousand gain on sale of investments, and a $71 thousand decrease in provision for loan losses.

     Funds provided by investing activities totaled $40.2 million during the nine months ended March 31, 2003. Primary sources of funds during the nine months ended March 31, 2003, included $176.1 million from repayments and sales of investment and mortgage-backed securities, and a $44.9 million decrease in net loans receivable, which were partially offset by $180.6 million for purchases of investment and mortgage-backed securities, including Federal Home Loan Bank stock and $383 thousand for purchases of equipment to upgrade the Bank's technology platform, and $220 thousand of proceeds from the sale of other real estate owned.

     Funds used for financing activities totaled $44.8 million for the nine months ended March 31, 2003. The primary uses included a $22.3 million decrease in other short-term borrowings, a $11.3 million decrease in deposits and escrows, an $11.0 million repayment of long-term FHLB advances, $1.5 million in purchased treasury stock, and $1.3 million in cash dividends paid on the Company's common stock, which were offset by a $2.6 million increase in short-term FHLB advances. Management believes that it currently is maintaining adequate liquidity and continues to better match funding sources with lending and investment opportunities.

     During the quarter ended March 31, 2003, the Company repaid approximately $11.8 million in various short-term borrowings from the FHLB with a weighted average rate of 1.66%, and incurred $152.5 million in other short-term borrowings with a weighted average rate of 1.31%. During the three months ended March 31, 2003, the Company repaid $6.0 million of long-term FHLB advances and $179.3 million of other short-term borrowings with weighted average rates of 2.49% and 1.32%, respectively.

     The Company's primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At March 31, 2003, the total approved loan commitments outstanding amounted to $806 thousand. At the same date, commitments under unused lines of credit amounted to $6.7 million, the unadvanced portion of construction loans approximated $9.4 million and commitments to fund security purchases totaled $5.8 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2003, totaled $53.6 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

     On April 29, 2003, the Company's Board of Directors declared a cash dividend of $0.16 per share payable May 22, 2003, to shareholders of record at the close of business on May 12, 2003. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

     As of March 31, 2003, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $29.8 million or 14.5% and $32.5 million or 15.6%, respectively, of total risk-weighted assets, and Tier I leverage capital of $29.8 million or 7.97% of average quarterly assets.

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

     The Company's nonperforming assets at March 31, 2003, totaled approximately $4.2 million or 1.1% of total assets as compared to $5.3 million or 1.3% of total assets at June 30, 2002. Nonperforming assets at March 31, 2003, consisted of: five commercial real estate loans totaling $3.6 million, two construction and land development loans totaling $578 thousand, one commercial loan totaling $22 thousand, and one consumer loan totaling $1 thousand.

     The $1.1 million decrease in nonperforming assets during the nine months ended March 31, 2003 was comprised of a $582 thousand decrease in single-family loans, a $419 thousand decrease in construction and land development loans, a $176 thousand decrease in commercial loans, and a $235 thousand decrease in other real estate owned, which were partially offset by a $329 thousand increase in commercial real estate loans and a $1 thousand increase in consumer loans.

     The land acquisition and development loan classified as non-accrual at June 30, 2002 was released by the Bankruptcy Court and sold in July 2002. The Savings Bank recovered the full principal balance plus approximately $36 thousand in previously unaccrued interest.

     As of June 30, 2002, the Company had one non-accruing commercial loan with a principal balance of $198 thousand. The loan is secured by various commercial business assets including photographic equipment and a truck, along with the personal guarantees of both owners. In July 2002, the Company entered into a loan work-out that provided for reduced monthly loan payments in exchange for the pledging of additional unrelated business assets. The revised payment plan went into effect in August 2002. As of March 31, 2003, the borrowers were performing under the modified terms, and the loan was no longer classified as non-accrual.

     As of March 31, 2003, the Company had five commercial real estate loans classified as non-accrual loans.

     One of the commercial real estate loans is secured by a restaurant and real estate located in Wexford, PA. The outstanding principal balance of this loan totals $172 thousand and is part of a court supervised bankruptcy plan. In brief, the original bankruptcy plan in November 1995 called for payments in excess of the original loan terms to cure the deficiency within the next three years. During the quarter ended June 30, 2002, the original court appointed dispersing agent stopped making payments and is being investigated by the U.S. Attorney's Office for bankruptcy fraud and money laundering. On July 31, 2002, the United States Bankruptcy Court for the Western District of Pennsylvania appointed a successor disbursing agent for the limited purpose of disbursing funds currently held in escrow (rent payments) as well as regularly scheduled payments due under the plan. The Savings Bank has not modified the original terms of this loan, and has been collecting payments since August 2002.

     The Company has one non-accrual commercial real estate loan and one construction loan that was returned to accrual status, to a retirement village located in the North Hills area. Both loans became delinquent in fiscal 2000. The outstanding principal balances total $3.8 million, of which $2.6 million is owned by the Company and the remaining $1.2 million is serviced by the Company for four participating lenders. During the quarter ended December 31, 2002 the Savings Bank entered into Loan Modification Agreements with respect to these credits. Among other things the obligor agreed to (i) resume monthly interest-only payments on the $1.3 million loan and to secure third-party refinancing on or before July 1, 2003; (ii) resume monthly principal and interest payments on the $2.5 million loan; (iii) consent to Judgment in Mortgage Foreclosure which will be discontinued upon payment of the $1.3 million loan; and (iv) to release the Savings Bank from any and all claims - including the litigation referenced in "Part II - Other Information - Item #1, Litigation". Among other things, the Savings Bank agreed to (i) modify certain interest rates, and (ii) forgive accrued and uncollected interest, late charges and legal fees if the modified payments are received and the full principal balance on both loans are repaid according to their modified terms. During the quarter ended March 31, 2003, the Company returned the construction loan to accrual status due to timely repayments under the modified terms and its first lien position. The Company is recording its share of interest received on the non-accrual commercial real estate loan on a cost recovery basis.

     The Company has one non-accruing commercial real estate loan, with a principal balance of $980 thousand, to a personal care home that was originally part of the two retirement village loans discussed above. Due to the low occupancy of the personal care home, and the related cash drain on the retirement village, the Savings Bank "carved out" approximately $1 million of loan debt from the retirement village, assigned that $1 million in debt to the personal care home, and allowed one of the obligors - a geriatric physician - to separately own and operate the personal care home as a separate facility. The borrower was in compliance with a written loan work-out agreement until February 2002. Sporadic payments have been received since March 2002. The borrower alleges insufficient operating cash, along with the loss of other income, to service the debt. The Savings Bank also holds three other loans, totaling $362 thousand, secured by pledges of various real estate and chattel, to this same borrower which were non-accrual as of September 30, 2002. During the quarter ended December 31, 2002, the obligor filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. The Company has retained legal counsel, has obtained possession of the personal care home and related real property, and anticipates a foreclosure sale in July 2003. The Company and its legal counsel are also investigating other claims and remedies against other properties pledged as collateral for these loans.

     As of March 31, 2003, the Company has one non-accruing commercial real estate loan with a principal balance of $103 thousand. The obligors have filed for bankruptcy under Chapter 7 of the Federal Bankruptcy Code. In January 2003 the Bankruptcy Court entered an Order authorizing the listing for sale of the real property securing the loan, ordered interest only payments to begin in February 2003 and granted Relief from the Automatic Stay to Foreclosure effective June 2003. As of March 31, 2003, the Savings Bank had yet to receive the specified interest-only payments ordered by the Bankruptcy Court and is pursuing those monies due through counsel.

     During the nine months ended March 31, 2003, the Company collected and recognized approximately $56 thousand in past due interest on its nonperforming loans. Approximately $177 thousand of additional interest income would have been recorded during the nine months ended March 31, 2003, if the Company's nonaccrual and restructured loans had been current in accordance with their original loan terms and outstanding throughout the nine months ended March 31, 2003. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

     During the nine months ended March 31, 2003, the level of market interest rates remained at relatively low levels due to the Federal Reserve's accommodative monetary policy and the weakness in the national economy. The marked decline in equity market prices and reduced corporate earnings have caused a considerable disintermediation from the equity to the fixed income markets, further compounding the decline in market interest rates across the yield curve.

     Due to the rapid decline in market interest rates, the Company's loan, investment and mortgage-backed securities portfolios experienced much higher than anticipated levels of prepayments. Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the nine months ended March 31, 2003, totaled $56.5 million, $106.1 million and $69.7 million respectively.

     In response to higher levels of liquidity the Company began to rebalance its loan, investment and mortgage-backed securities portfolios. Due to the low level of market interest rates, the Company continued to reduce its originations of long-term fixed rate mortgages while continuing to offer consumer home equity and construction loans. The Company's commercial loan exposure was also reduced in recognition of the weaknesses in the national and local economies. The

Company continued to purchase investment grade corporate bonds and floating rate CMOs in order to earn a higher return with a shorter maturity profile and to reduce the prepayment risk within the portfolio. Each of the aforementioned strategies also helped to improve the interest-rate and liquidity risks associated with the Savings Bank's customers' liquidity preference for shorter term deposit products.

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

     During the quarter ended March 31, 2003, principal investment purchases were comprised of: investment grade corporate bonds - $14.5 million with a weighted average yield of approximately 4.18%; callable government agency bonds
- $12.0 million with a weighted average yield of approximately 2.98%; investment grade commercial paper - $1.1 million with a weighted average yield of approximately 1.80%; tax-free municipal bonds - $300 thousand with a weighted average yield of approximately 2.71%;and collateralized mortgage obligations - $40.1 million with an original weighted average yield of approximately 2.71%. Major investment proceeds received during the quarter ended March 31, 2003 were: investment grade corporate bonds - $34.1 million with a weighted average yield of approximately 3.49%; and callable government agency bonds - $28.9 million with a weighted average rate of approximately 8.06%. In most cases, the initial spread earned on government agency and investment grade corporate bond purchases averaged approximately 220 basis points.

     As of March 31, 2003, the implementation of these asset and liability management initiatives resulted in the following:

     1) the Company's liquidity profile remains high with the investment portfolio's stated final maturities as follows: less than 1 year:
          $56.7 million or 23.5%; 1-3 years: $20.5 million or 8.4%; over 5 years: $164.4 million or 68.1%;

     2) $89.0 million or 83.9% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were comprised of floating rate instruments;

     3) the maturity distribution of the Company's borrowings is as follows: less than 1 year: $14.3 million or 8.7%; 1-3 years: $4.0 or 2.5%; 3-5 years: $3.2 million or 1.9%; over 5 years: $141.5 million or 86.9%; and

     4) an aggregate of $37.8 million or 35.1% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months.

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

                                                 March 31,            June 30,
                                                 --------             --------
                                                  2003           2002          2001
                                                  ----           ----          ----
                                                          (Dollars in Thousands)
Interest-earning assets maturing or
   repricing within one year                    $253,187         $252,467    $155,928

Interest-bearing liabilities maturing or
   repricing within one year                     129,168          142,823     137,232
                                                --------         ----------   ---------
Interest sensitivity gap                         $124,019        $109,644    $ 18,696
                                                =========        ==========   =========
Interest sensitivity gap as a percentage of
   total assets                                     33.6%            27.1%       (4.7)%
Ratio of assets to liabilities
   maturing or repricing within one year           196.0%           176.8%      113.6%



     During the quarter ended March 31, 2003, the Company managed its one year interest sensitivity gap by: (1) generally limiting incremental corporate bond purchases to those with repricing dates within 2 years; and (2) purchasing floating rate CMO's which reprice on a monthly basis.

     The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at March 31, 2003. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

                                                  Cumulative Stressed Repricing Gap
                                                  ---------------------------------


                          Month 3      Month 6        Month 12      Month 24      Month 36      Month 60     Long Term
                         -------       -------        --------      --------      --------      --------     ---------
                                                    (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
 Gap ($'s)                 105,100       101,333        93,709       109,694       119,578       129,647       34,004
% of Total
  Assets                      28.5%         27.4%         25.4%         29.7%         32.4%         35.1%         9.2%
Base Case Up 100 bp
-------------------
Cummulative
 Gap ($'s)                 109,720       109,486       106,559       139,167       156,536       163,740       34,004
% of Total
  Assets                      29.7%         29.7%         28.9%         37.7%         42.4%         44.3%         9.2%
Base Case No Change
-------------------
Cummulative
 Gap ($'s)                 121,383       124,139       124,019       161,087       174,649       175,846       34,004
% of Total
  Assets                      32.9%         33.6%         33.6%         43.6%         47.3%         47.6%         9.2%
Base Case Down 100 bp
-------------------
Cummulative
 Gap ($'s)                 123,956       128,107       128,984       167,499       178,802       178,471       34,004
% of Total
  Assets                      33.6%         34.7%         34.9%         45.4%         48.4%         48.3%         9.2%
Base Case Down 200 bp
-------------------
Cummulative
 Gap ($'s)                 124,619       133,082       134,139       169,065       179,663       178,885       34,004
% of Total
  Assets                      33.8%         36.0%         36.3%         45.8%         48.7%         48.4%         9.2%



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

     The following table presents the simulated impact of a 100 and 200 basis point upward or downward shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2003.



                           Analysis of Sensitivity to Changes in Market Interest Rates
                           -----------------------------------------------------------

                                                             Modeled Change in Market Interest Rates
                                             ----------------------------------------------------------------
Estimated impact on:                         -200            -100             0           +100           +200
--------------------
   Change in net interest income            -38.5%          -27.2%          0.0%         19.1%           38.6%

   Return on average equity                  1.97%           3.53%         7.21%          9.72%         12.26%

   Return on average assets                  0.16%           0.28%         0.59%          0.80%          1.02%

   Market value of equity (in
      thousands)                          $(1,200)         $7,515        $15,157        $20,391        $22,870




     The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2003.



                    Anticipated Transactions
------------------------------------------------------------------
                                            (Dollars in Thousands)
Undisbursed construction and
    land development loans
      Fixed rate                                 $     2,347
                                                        4.35%

      Adjustable rate                            $     7,026
                                                        5.31%

Undisbursed lines of credit
      Adjustable rate                            $     6,683
                                                        4.83%

Loan origination commitments
      Fixed rate                                 $       646
                                                        5.75%

      Adjustable rate                            $       160
                                                        4.02%

Letters of credit
      Adjustable rate                            $        51
                                                        7.25%
                                                 -----------
                                                 $    16,913
                                                 ===========
                                       24

     In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2003 the Savings Bank had three performance standby letters of credit outstanding totaling approximately $51 thousand. Two of the performance standby letters of credit are secured by deposits with the Savings Bank, and the other is secured by real estate. All three performance standby letters of credit will mature within twelve months. In the event that the obligor is unable to perform its obligations as specified in the standby letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the standby letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund this contingent obligation.

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



ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

         Number      Description                                                         Page
         ------      ----------------------------------------------------------------    ----
         99-1       Sarbanes-Oxley Act Certification of Chief Executive Officer          E-1
         99-2       Sarbanes-Oxley Act Certification of Chief Accounting Officer         E-2
         99-3       Independent Accountant's Report                                      E-3


         (b)  The Company filed a Current  Report on Form 8-K dated January 2, 2003,
              reporting   under  Item  5  that  the  Company's  Board  of  Directors authorized the repurchase of up to 130,000  shares,  or  approximately
              5%, of the Company's outstanding common stock. The Company included as an exhibit to the Form 8-K the press release issued January 2, 2003.

                                       27

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    WVS FINANCIAL CORP.




         May 15, 2003               BY: /s/ David J. Bursic
                                        ----------------------------------------
         Date                           David J. Bursic
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


         May 15, 2003               BY: /s/ Keith A. Simpson
                                       -----------------------------------------
         Date                          Keith A. Simpson
                                       Vice-President, Treasurer and Chief
                                       Accounting Officer
                                       (Principal Accounting Officer)

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


Date: May 15, 2003

                                          /s/ David J. Bursic
                                          --------------------------------------
                                          David J. Bursic
                                          President and Chief Executive Officer

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


Date:    May 15, 2003

                                   /s/ Keith A. Simpson
                                   ---------------------------------------------
                                   Keith A. Simpson
                                   Vice-President and Chief Accounting Officer