Form 10-K
period 2003-05-09
WVS FINANCIAL CORP
filed 2003-09-26
CIK 910679

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No.: 0-22444

                               WVS Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Pennsylvania                                  25-1710500
---------------------------------------                -------------------------
       (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                  Identification Number)

            9001 Perry Highway
         Pittsburgh, Pennsylvania                              15237
----------------------------------------                ------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

As of December 31, 2002, the aggregate value of the 2,133,479 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 468,393 shares held by all directors and officers of the Registrant as a group, was approximately $34.0 million. This figure is based on the last known trade price of $15.92 per share of the Registrant's Common Stock on December 31, 2002.

Number of shares of Common Stock outstanding as of September 24, 2003: 2,571,437

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2003 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the 2003 Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1. Business.
-----------------

     WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

     West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2003.

Lending Activities

     General. At June 30, 2003, the Company's net portfolio of loans receivable totaled $91.7 million, as compared to $152.9 million at June 30, 2002. Net loans receivable comprised 25.0% of Company total assets and 53.6% of total deposits at June 30, 2003, as compared to 37.8% and 86.1%, respectively, at June 30, 2002. The principal categories of loans in the Company's portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans and land acquisition and development loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). Historically, the Company's lending activities have been concentrated in single-family residential loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

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

     Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2003, the Savings Bank's limit on loans-to-one borrower was approximately $3.8 million. The Company's general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2003, the Company's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $1.8 million to $3.3 million, and are secured primarily by real estate located in the Company's primary market area.

     Loan Portfolio Composition. The following table sets forth the composition of the Company's net loans receivable portfolio by type of loan at the dates indicated.

                                                                            At June 30,
                        ----------------------------------------------------------------------------------------------------------
                               2003                    2002                   2001                  2000                1999
                        ------------------     ------------------     ------------------     -----------------   -----------------
                         Amount        %        Amount        %        Amount        %        Amount       %      Amount       %
                         ------        -        ------        -        ------        -        ------       -      ------       -
                                                                       (Dollars in Thousands)
Real estate loans:

Single-family           $ 43,255     40.91%    $ 89,889     53.69%    $105,623     51.50%    $105,964    52.49%  $103,035    54.43%
Multi-family               5,196      4.92        6,173      3.69        6,920      3.37        6,077     3.01      5,925     3.12
Commercial                17,949     16.98       25,439     15.19       34,955     17.05       32,847    16.27     28,546    15.08
Construction              16,942     16.03       19,965     11.92       28,157     13.73       26,935    13.34     23,810    12.58
Land acquisition
 and development           7,437      7.03        6,691      4.00        6,343      3.09        7,510     3.72      7,646     4.04
                        --------    ------     --------    ------     --------    ------     --------   ------   --------   ------
Total real estate
  Loans                   90,779     85.87      148,157     88.49      181,998     88.74      179,333    88.83    168,962    89.25
                        --------    ------     --------    ------     --------    ------     --------   ------   --------   ------
Consumer loans:
Home equity               12,374     11.70       16,319      9.75       19,142      9.33       18,558     9.19     16,467     8.70
Education                      0      0.00            1      0.00           31      0.02           57     0.03         11     0.01
Other                      1,069      1.01        1,514      0.90        2,092      1.02        2,062     1.02      2,153     1.14
                        --------    ------     --------    ------     --------    ------     --------   ------   --------   ------
Total consumer
  Loans                   13,443     12.71       17,834     10.65       21,265     10.37       20,677    10.24     18,631     9.85
                        --------    ------     --------    ------     --------    ------     --------   ------   --------   ------
Commercial loans           1,499      1.42        1,447      0.86        1,819      0.89        1,879     0.93      1,720     0.90
                        --------    ------     --------    ------     --------    ------     --------   ------   --------   ------
Commercial lease
  Financings                 ---      0.00          ---      0.00          ---      0.00         ---     0.00         ---     0.00
                        --------    ------     --------    ------     --------    ------     --------   ------   --------   ------
                         105,721    100.00%     167,438    100.00%     205,082    100.00%     201,889   100.00%   189,313   100.00%
                        --------    ======     --------    ======     --------    ======     --------   ======   --------   ======
Less:
Undisbursed loan
  Proceeds               (11,348)               (11,311)               (16,481)               (15,820)            (16,327)
Net deferred loan
  origination fees          (174)                  (464)                  (659)                  (801)               (817)
Allowance for loan
  Losses                  (2,530)                (2,758)                (2,763)                (1,973)             (1,842)
                        --------               --------               --------               --------            --------
Net loans
  Receivable            $ 91,669               $152,905               $185,179               $183,295            $170,327
                        ========               ========               ========               ========            ========

     Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company's loans and mortgage-backed securities at June 30, 2003. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.

                                                Real Estate Loans
                                ------------------------------------------------
                                                                                        Land       Consumer
                                                                                    acquisition   loans and     Mortgage
                                  Single-      Multi-                                   and       commercial    -backed
                                  family       family     Commercial  Construction  development     loans      securities    Total
                                  ------       ------     ----------  ------------  -----------     -----      ----------    -----
                                                                        (Dollars in Thousands)
Amounts due in:
  One year or less               $  2,095     $    589     $    242     $ 11,719      $  1,834     $  1,239     $      0   $ 17,718
  After one year through
     five years                     2,400           23          705        3,951         5,603        3,638            0     16,320
  After five years                 38,760        4,584       17,002        1,272             0       10,065      111,879    183,562
                                 --------     --------     --------     --------      --------     --------     --------   --------
     Total(1)                    $ 43,255     $  5,196     $ 17,949     $ 16,942      $  7,437     $ 14,942     $111,879   $217,600
                                 ========     ========     ========     ========      ========     ========     ========   ========

Interest rate terms on amounts due after one year:
  Fixed                          $ 36,575     $  2,778     $ 11,155     $  1,757      $    126     $  8,758     $ 14,445   $ 75,594
  Adjustable                        4,585        1,829        6,552        3,466         5,477        4,945       97,434    124,288
                                 --------     --------     --------     --------      --------     --------     --------   --------
     Total                       $ 41,160     $  4,607     $ 17,707     $  5,223      $  5,603     $ 13,703     $111,879   $199,882
                                 ========     ========     ========     ========      ========     ========     ========   ========


----------
(1) Does not include adjustments relating to loans in process, the allowance for loan losses, accrued interest, deferred fee income and unearned discounts.

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

     At June 30, 2003, the Company had approximately $3.6 million of renewed commercial real estate and construction loans. The $3.6 million in aggregate disbursed principal that has been renewed is comprised of: construction and business lines of credit totaling $1.5 million and land acquisition and single-family speculative construction loans totaling $2.1 million. Management believes that the previously discussed whole loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All but one of the loans that have been rolled over, as discussed above, are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans.

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

     Historically, the Company has originated substantially all of the loans retained in its portfolio. Substantially all of the residential real estate loans originated by the Company have been under terms, conditions and documentation which permit their sale to the Federal National Mortgage Association and other investors in the secondary market. Although West View has not been a frequent seller of loans in the secondary market, the Savings Bank is on the Federal National Mortgage Association approved list of sellers/servicers. The Company has held most of the loans it originates in its own portfolio until maturity, due, in part, to competitive pricing conditions in the marketplace for origination by nationwide lenders and portfolio lenders. During fiscal 2003, the Company sold loans with an approximate combined principal balance of $3.0 thousand comprised primarily of education loans. The Company did not retain any servicing rights with respect to the loans sold.

     The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company's market area is insufficient or to increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 2003, $2.0 million or 2.2% of the Company's total loans receivable consisted of whole loans purchased from another financial institution which consisted of single-family mortgage loans.

     The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 2003, $2.0 million or 2.2% of the Company's total loans receivable were being serviced for the Company by others.

     The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

                                                    At or For the Year Ended June 30,
                                                  ------------------------------------
                                                    2003          2002           2001
                                                    ----          ----           ----
                                                         (Dollars in Thousands)
Net loans receivable beginning balance            $152,905      $185,179      $183,295
Real estate loan originations
   Single-family(1)                                  1,220         5,313         7,918
   Multi-family(2)                                     ---            40           412
   Commercial                                        1,209           578         3,268
   Construction                                      8,971        13,634        22,255
   Land acquisition and development                  2,471         3,695         1,954
                                                  --------      --------      --------
      Total real estate loan originations           13,871        23,260        35,807
                                                  --------      --------      --------

Home equity                                          2,833         3,950         5,358
Education                                                2           333           342
Commercial                                             250           215           295
Other                                                  189           370           979
                                                  --------      --------      --------
          Total loan originations                   17,145        28,128        42,781
                                                  --------      --------      --------
Disbursements against available credit lines:
   Home equity                                       3,242         3,472         4,491
   Other                                               685           250           776
Purchase of whole loans and participations             302           ---         2,848
                                                  --------      --------      --------
     Total originations and purchases               21,374        31,850        50,896
                                                  --------      --------      --------
Less:
   Loan principal repayments                        83,087        66,054        47,398
   Sales of whole loans and participations(3)            3         2,988           313
   Transferred to real estate owned                    ---           500           ---
   Change in loans in process                           37        (5,170)          661
   Other, net(4)                                      (517)         (248)          640
                                                  --------      --------      --------
     Net increase (decrease)                      $(61,236)     $(32,274)     $  1,884
                                                  --------      --------      --------

Net loans receivable ending balance               $ 91,669      $152,905      $185,179
                                                  ========      ========      ========

----------
(1)  Consists of loans secured by one-to-four family properties.

(2)  Consists of loans secured by five or more family properties.

(3) Loans sold in fiscal years 2003, 2002 and 2001 included servicing rights. As of June 30, 2003, loans serviced for others totaled approximately $1.2 million.

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

     Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2003, $43.3 million or 40.9% of the Company's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. Single-family loan originations totaled $1.2 million and decreased $4.1 million or 77.4% during the fiscal year ended June 30, 2003, when compared to the same period in 2002. Due to low levels of market interest rates, the Company continued to reduce its originations of long-term fixed rate mortgages, while continuing to offer consumer home equity and construction loans.

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

     At June 30, 2003, approximately $38.7 million or 89.4% of the single-family residential loans in the Company's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

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

     Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2003, $5.2 million or 4.9% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented a decrease of $977 thousand or 15.8% from fiscal 2002. At June 30, 2003, $17.9 million or 17.0% of the loan portfolio consisted of loans secured by existing commercial real estate properties, which represented a decrease of $7.5 million or 29.4% from fiscal 2002. During fiscal 2003, the Company chose not to emphasize originations of commercial real estate loans to reduce credit risk associated with the national and local economic weaknesses.

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

     At June 30, 2003, the Company's multi-family residential and commercial real estate loan portfolio consisted of approximately 74 loans with an average principal balance of $313 thousand. At June 30, 2003, the Company had four commercial real estate loans to three borrowers, totaling $3.3 million, that were not accruing interest.

     Construction Loans. In recent years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company's primary market area. At June 30, 2003, construction loans amounted to approximately $16.9 million or 16.0% of the Company's total loan portfolio, which represented a decrease of $3.1 million or 15.5% from fiscal 2002. The decrease was principally due to decreased levels of new home construction. As of June 30, 2003, the Company's portfolio of construction loans consisted of $15.6 million of loans for the construction of single-family residential real estate, $300 thousand of loans for the construction of commercial real estate, and $1.0 million of loans for the construction of multi-family residential real estate. Construction loan originations totaled $9.0 million and decreased by $4.6 million or 33.8% during the fiscal year ended June 30, 2003, when compared to the same period in 2002.

     Construction loans are made for the purpose of constructing a personal residence. In such circumstances, the Company will underwrite such loans on a construction/permanent mortgage loan basis. At June 30, 2003, approximately 86.3% of total outstanding construction loans were made to local real estate builders and developers with whom the Company has worked for a number of years for the purpose of constructing primarily single-family residential developments, 5.7% of total construction loans were made to individuals for the purpose of constructing a personal residence, 6.2% of total construction loans were made to a developer for the purpose of constructing a six unit apartment building, and 1.8% of total construction loans were made to an individual for the purpose of constructing a commercial building. Upon application, credit review and analysis of personal and corporate financial statements, the Company will grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative (or unsold) residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $1.2 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company's authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2003, the Company also had $7.4 million or 7.0% of the total loan portfolio invested in land development loans, which consisted of 24 loans to 20 developers.

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

     Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2003, $13.4 million or 12.7% of the Company's total loan portfolio consisted of consumer loans, which represented a decrease of $4.4 million or 24.7% from fiscal 2002. The consumer loan portfolio, like the mortgage loan portfolio, decreased due to the low levels of market interest rates and an increase in loan refinances. The consumer loans offered by the Company include home equity loans, home equity lines of credit, education loans, automobile loans, deposit account secured loans and personal loans. Approximately 92.0% of the Company's consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

     The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2003, approximately 64.7% of the Company's home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

     Commercial Loans. At June 30, 2003, $1.5 million or 1.4% of the Company's total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, business inventory and equipment, and similar collateral. The $52 thousand or 3.6% increase from fiscal 2002 was principally due to draws against existing commercial lines of credit. The Company is continuing to develop this line of business in order to increase interest income and to attract compensating deposit account balances.

     Loan Fee Income. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

     The Company's loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with SFAS 91, the Company has recognized $332 thousand, $285 thousand and $202 thousand of deferred loan fees during fiscal 2003, 2002 and 2001, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. The increases in loan origination fee income for fiscal year 2003 was principally attributable to a higher volume of loan refinancings. A higher volume of loan refinancings will permit the acceleration of associated deferred fee balances.

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

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Company normally does not accrue interest on loans past due 90 days or more. The Company may continue to accrue interest if, in the opinion of management, it believes it will collect on the loan.

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

     The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.

                                                                    At June 30,
                                                ------------------------------------------------------
                                                 2003        2002        2001        2000        1999
                                                 ----        ----        ----        ----        ----
                                                               (Dollars in Thousands)
Non-accruing loans:
Real estate:
   Single-family(1)                             $   59      $  582      $  201      $   67      $  189
   Commercial(2)                                 3,342       3,267       3,326       2,344         274
   Construction                                    ---         520       1,355       1,520         ---
   Land Acquisition and Development (3)             58         477         ---         ---         ---
Consumer                                           ---         ---         134         113          77
Commercial loans and leases(4)                      22         198         ---           6           7
                                                ------      ------      ------      ------      ------
Total non-accrual loans                          3,481       5,044       5,016       4,050         547
                                                ------      ------      ------      ------      ------
Accruing loans greater than 90 days
   Delinquent                                      ---         ---         ---         ---         ---
                                                ------      ------      ------      ------      ------
     Total non-performing loans                 $3,481      $5,044      $5,016      $4,050      $  547
                                                ------      ------      ------      ------      ------
Real estate owned                                  ---         235         ---         ---         218
                                                ------      ------      ------      ------      ------
     Total non-performing assets                $3,481      $5,279      $5,016      $4,050      $  765
                                                ======      ======      ======      ======      ======
Troubled debt restructurings(5)                 $2,497      $  ---      $  ---      $  ---      $  ---
                                                ======      ======      ======      ======      ======
Total non-performing loans and troubled
 debt restructurings as a percentage of
 net loans receivable                             4.36%       3.30%       2.71%       2.21%       0.32%
                                                ======      ======      ======      ======      ======
Total non-performing assets to total assets       0.95%       1.30%       1.27%       0.99%       0.22%
                                                ======      ======      ======      ======      ======
Total non-performing assets and troubled
   debt restructurings as a percentage of
    total assets                                  1.09%       1.30%       1.27%       0.99%       0.22%
                                                ======      ======      ======      ======      ======

----------

(1) At June 30, 2003, non-accrual single-family residential real estate loans consisted of one loan.

(2) At June 30, 2003, non-accrual commercial real estate loans consisted of four loans.

(3) At June 30, 2003, non-accrual land acquisition and development loans consisted of one loan.

(4) At June 30, 2003, non-accrual commercial loans and leases consisted of one loan.

(5) At June 30, 2003, trouble debt restructurings consisted of two loans, one of which totaling $1.98 million was also reported as non-accrual.

     The $1.6 million decrease in non-accrual loans during fiscal 2003 is comprised of a $520 thousand decrease in non-accrual single-family real estate loans, a $520 thousand decrease in non-accrual construction loans, a $419 thousand decrease in non-accrual land acquisition and development loans and a $176 thousand decrease in non-accrual commercial loans and leases, which were partially offset by a $75 thousand increase in non-accrual commercial real estate loans.

     As of June 30, 2003, the Company had four commercial real estate loans classified as non-accrual loans as described below.

     The Company had one non-accrual commercial real estate loan and one construction loan to a retirement village located in the North Hills area. Both loans became delinquent in fiscal 2000. The original outstanding principal balances totaled $3.8 million, of which $2.6 million was owned by the Company and the remaining $1.2 million was serviced by the Company for four participating lenders. During the quarter ended December 31, 2002, the Savings Bank entered into Loan Modification Agreements with respect to these credits. Among other things the obligor agreed to (i) resume monthly interest-only payments on the $1.3 million loan and to secure third-party refinancing on or before July 1, 2003; (ii) resume monthly principal and interest payments on the $2.5 million loan; (iii) consent to Judgment in Mortgage Foreclosure which will be discontinued upon payment of the $1.3 million loan; and (iv) to release the Savings Bank from any and all claims. Among other things, the Savings Bank agreed to (i) modify certain interest rates, and (ii) forgive accrued and uncollected interest, late charges and legal fees if the modified payments are received and the full principal balance on both loans are repaid according to their modified terms. During the quarter ended March 31, 2003, the Company returned the construction loan to accrual status due to timely repayments under the modified terms and its first lien position. During the quarter ended June 30, 2003, the obligor was able to obtain third-party financing and paid off the $1.3 million construction loan and the Company reduced its allowances associated with this credit by approximately $257 thousand. At June 30, 2003, the Company owned approximately $2.0 million of the $2.4 million of remaining indebtedness. During the first quarter of fiscal 2004, the Company redeemed the remaining participants' balances of approximately $388 thousand. Payments continue to be received on a timely basis. The Company continues to record interest received on the remaining non-accrual commercial real estate loan on a cost recovery basis.

     The Company has one non-accruing commercial real estate loan, with a principal balance of $980 thousand, to a personal care home that was originally part of the two retirement village loans discussed above. Due to the low occupancy of the personal care home, and the related cash drain on the retirement village, the Savings Bank "carved out" approximately $1 million of loan debt from the retirement village, assigned that $1 million in debt to the personal care home, and allowed one of the obligors - a geriatric physician - to separately own and operate the personal care home as a separate facility. The borrower was in compliance with a written loan work-out agreement until February 2002. Sporadic payments have been received since March 2002. The borrower alleges insufficient operating cash, along with the loss of other income, to service the debt. The Savings Bank also holds three other loans, totaling $362 thousand, secured by pledges of various real estate and chattel, to this same borrower which were non-accrual as of September 30, 2002. During the quarter ended December 31, 2002, the obligor filed for bankruptcy protection under
Chapter 11 of the Federal Bankruptcy Code. The Company has retained legal counsel, has obtained possession of the personal care home and related real property, and anticipates a sale of the property during the second quarter of fiscal 2004, with estimated proceeds of $500 thousand. The Company and its legal counsel are also investigating other claims and remedies against other properties pledged as collateral for these loans.

     The Company has one non-accruing commercial real estate loan with a principal balance of $103 thousand at June 30, 2003. The obligors have filed for bankruptcy under Chapter 7 of the Federal Bankruptcy Code. In January 2003 the Bankruptcy Court entered an Order authorizing the listing for sale of the real property securing the loan, ordered interest only payments to begin in February 2003 and granted Relief from the Automatic Stay to Foreclosure effective June 2003. The Company has collected nominal rents on a sporadic basis and anticipates a sheriff's sale during the second quarter of fiscal 2004.

     During fiscal 2003, 2002 and 2001, approximately $256 thousand, $408 thousand and $422 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $26 thousand, $162 thousand and $296 thousand, respectively.

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

     The Company's general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company's general valuation allowances are within the following ranges: (1) 0% to 5% of assets subject to special mention; (2) 5% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company's past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2003, is adequate.

     The allowance for loan losses at June 30, 2003 decreased $228 thousand to $2.53 million. The decrease in the provision for loan loss was principally attributable to pay downs in the loan portfolio, and the payoff of a previous non-performing commercial real estate loan. The Company believes that the loan loss reserve levels are prudent and warranted at this time due to the weakening of the national economy. The increases in prior years reflected a number of factors, the most significant of which were the industry trend towards greater emphasis on the allowance method of providing for loan losses and the increase in non-accrual loans.

      The following table summarizes changes in the Company's allowance for loan losses and other selected statistics for the periods indicated.

                                                                            At June 30,
                                                  -------------------------------------------------------------------
                                                   2003         2002            2001           2000           1999
                                                   ----         ----            ----           ----           ----
                                                                                 (Dollars in Thousands)
Average net loans                                $125,221     $ 173,023      $ 185,895       $ 177,557      $ 158,651
                                                 ========     =========      =========       =========      =========
Allowance balance (at beginning of period)       $  2,758     $   2,763      $   1,973       $   1,842      $   1,860
Provision for loan losses                            (228)           57            788             150            ---
Charge-offs:
   Real estate:
     Single-family                                    ---           ---            ---             ---              5
     Multi-family                                     ---           ---            ---             ---            ---
     Commercial                                       ---           ---             10             ---            ---
     Construction                                     ---           ---            ---             ---            ---
   Land acquisition and development                   ---           ---            ---             ---            ---
   Consumer:
     Home equity                                      ---            25            ---             ---             15
     Education                                        ---           ---            ---             ---            ---
     Other                                            ---            43            ---              19            ---
   Commercial loans and leases                        ---           ---              7             ---            ---
                                                 --------     ---------      ---------       ---------      ---------
     Total charge-offs                                ---            68             17              19             20
                                                 --------     ---------      ---------       ---------      ---------
Recoveries:
   Real estate:
     Single-family                                    ---           ---            ---             ---              1
     Multi-family                                     ---           ---            ---             ---            ---
     Commercial                                       ---           ---            ---             ---            ---
     Construction                                     ---           ---            ---             ---            ---
   Land acquisition and development                   ---           ---            ---             ---            ---
   Consumer:
     Home equity                                      ---           ---            ---             ---              1
     Education                                        ---           ---            ---             ---            ---
     Other                                            ---             6             19             ---            ---
   Commercial loans and leases                        ---           ---            ---             ---            ---
                                                 --------     ---------      ---------       ---------      ---------
     Total recoveries                                 ---             6             19             ---              2
                                                 --------     ---------      ---------       ---------      ---------
Net loans charged-off                                 ---            62             (2)             19             18
Transfer to real estate owned loss reserve            ---           ---            ---             ---            ---
                                                 --------     ---------      ---------       ---------      ---------
Allowance balance (at end of period)             $  2,530     $   2,758      $   2,763       $   1,973      $   1,842
                                                 ========     =========      =========       =========      =========
Allowance for loan losses as a percentage of
  total loans receivable                             2.68%         1.77%          1.47%           1.06%          1.07%
                                                 ========     =========      =========       =========      =========
Net loans charged-off as a percentage of
  average net loans                                   ---          0.04%          0.01%           0.01%          0.02%
                                                 ========     =========      =========       =========      =========
Allowance for loan losses to non-performing
  loans                                             72.68%        54.68%         55.08%          48.72%        336.75%
                                                 ========     =========      =========       =========      =========
Net loans charged-off to allowance for loan
  losses                                              ---          2.25%         (0.07)%          0.96%          0.98%
                                                 ========     =========      =========       =========      =========
Recoveries to charge-offs                             ---          8.82%        111.76%           0.00%         11.12%
                                                 ========     =========      =========       =========      =========

     The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

                                                                           At June 30,
                        ------------------------------------------------------------------------------------------------------------
                                2003                   2002                  2001                  2000                 1999
                                ----                   ----                  ----                  ----                 ----
                        % of Total Loans by    % of Total Loans by   % of Total Loans by    % of Total Loans by  % of Total Loans by
                        Amount     Category    Amount    Category   Amount      Category   Amount      Category   Amount    Category
                        ------     --------    ------    --------   ------      --------   ------      --------   ------    --------
                                                                  (Dollars in Thousands)
Real estate loans:
  Single-family         $   75        40.91%   $  191       53.69%  $  180        51.50%   $  167        52.49%   $  174      54.43%
  Multi-family              26         4.92        31        3.69       35         3.37        30         3.01       152       3.12
  Commercial             1,944        16.98     1,745       15.19    1,721        17.05       704        16.27       283      15.08
  Construction              33        16.03       300       11.92      407        13.73       287        13.34        85      12.58
  Land acquisition
   and development          73         7.03        66        4.00       41         3.09        57         3.72        57       4.04

  Unallocated              ---         0.00        10        0.00      ---         0.00       363         0.00       695       0.00
                        ------       ------    ------      ------   ------       ------    ------       ------    ------     ------
    Total real estate
      loans              2,151        85.87     2,343       88.49    2,384        88.74     1,608        88.83     1,446      89.25
                        ------       ------    ------      ------   ------       ------    ------       ------    ------     ------
Consumer loans:
  Home equity              124        11.70       165        9.75      231         9.33       184         9.19       202       8.70
  Education                ---         0.00       ---        0.00      ---         0.02         1         0.03       ---       0.01
  Other                     22         1.01        28        0.90       73         1.02        80         1.02        24       1.14
  Unallocated              ---         0.00       ---        0.00      ---         0.00       ---         0.00        77       0.00
                        ------       ------    ------      ------   ------       ------    ------       ------    ------     ------
    Total consumer
      loans                146        12.71       193       10.65      304        10.37       265        10.24       303       9.85
                        ------       ------    ------      ------   ------       ------    ------       ------    ------     ------
Commercial loans:
  Commercial loans         200         1.42       187        0.86       75         0.89       100         0.93        86       0.90
  Unallocated              ---         0.00       ---        0.00      ---         0.00       ---         0.00         7       0.00
                        ------       ------    ------      ------   ------       ------    ------       ------    ------     ------
    Total commercial
      loans                200         1.42       187        0.86       75         0.89       100         0.93        93       0.90
                        ------       ------    ------      ------   ------       ------    ------       ------    ------     ------
Commercial lease
  financings               ---         0.00       ---        0.00      ---         0.00       ---         0.00       ---       0.00
                        ------       ------    ------      ------   ------       ------    ------       ------    ------     ------
Off balance-sheet
   items                    33         0.00        35        0.00      ---         0.00       ---         0.00       ---       0.00
                        ------       ------    ------      ------   ------       ------    ------       ------    ------     ------
                        $2,530       100.00%   $2,758      100.00%  $2,763       100.00%   $1,973       100.00%   $1,842     100.00%
                        ======       ======    ======      ======   ======       ======    ======       ======    ======     ======

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

     The Company had no unallocated loss allowance balance at June 30, 2003. In prior fiscal years, an unallocated loss allowance balance was maintained for real estate, consumer and small commercial loans. With respect to real estate loans, the Company believed that it was prudent to maintain a certain level of unallocated loss allowances as the Bank grew its commercial real estate and construction segments. At the time the Company's historical loss experience with these two segments was somewhat limited. Management believed that risks were inherent within those segments but was uncertain as to the degree of loss. A reasonable estimate, using industry loss factors, was utilized. The same rationale applied to the unallocated allowance for consumer loans. The Company had no unallocated consumer loan allowances for the past three fiscal years.

     The following table summarizes the calculations of required allowance for loan losses by loan category as of June 30, 2003.

                                                                        Allowance
                                                                           for
                                                    Group Rate          Loan Loss
                                                -----------------      -----------
      Homogenous loans:
            Single-family                             0.0015              $   72
            Multi-family                              0.0050                  26
            Commercial real estate                    0.0100                 159
            Construction/land acquisition
              and development                   0.0015 -  0.0100(1)           89
            Secured consumer                          0.0100                 137
            Unsecured consumer                        0.0500                   8
            Commercial loans                          0.0500                  65
            Off balance-sheet items (2)               0.0100                  33
            Unallocated                                                      ---

      Individually evaluated loans:
            Single-family                                                      3
            Multi-family                                                     ---
            Commercial real estate                                         1,785
            Construction/land acquisition
              and development                                                 17
            Secured consumer                                                   1
            Unsecured consumer                                               ---
            Commercial loans                                                 135
            Off balance-sheet items                                          ---

      Total allowance for loan losses:
            Single-family                                                     75
            Multi-family                                                      26
            Commercial real estate                                         1,944
            Construction/land acquisition
              and development                                                106
            Secured consumer                                                 138
            Unsecured consumer                                                 8
            Commercial loans                                                 200
            Off balance-sheet items                                           33
            Unallocated                                                      ---
                                                                          ------

      Total allowance for loan losses                                     $2,530
                                                                          ======

----------
(1) The rate applied ranges from 0.0015 to 0.0100 depending upon the underlying collateral, loan type (permanent vs. construction), historical loss experience, industry loss experience on similar loan segments, delinquency trends, loan volumes and concentrations, and other relevant economic and environmental factors.

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

     At June 30, 2003, the Company's MBS portfolio totaled $111.9 million as compared to $82.5 million at June 30, 2002. The $29.4 million or 35.6% increase in MBS balances outstanding during fiscal 2003 was primarily attributable to purchases of floating rate CMOs which were partially offset by principal repayments. At June 30, 2003, approximately $97.4 million or 87.1% (book value) of the Company's portfolio of MBS, including CMOs, were comprised of adjustable or floating rate instruments, as compared to $58.5 million or 70.9% at June 30, 2002. Substantially all of the Company's floating rate MBS adjust monthly based upon changes in certain short-term market indices (e.g. LIBOR, Prime, etc.).

     The following tables set forth the amortized cost and estimated market values of the Company's MBSs available for sale and held to maturity as of the periods indicated.

                                                  2003          2002          2001
                                                  ----          ----          ----
MBS Available for Sale at June 30,                     (Dollars in Thousands)
----------------------------------
FHLMC PCs                                       $     47      $     48      $     49
GNMA PCs                                           2,510         2,627         2,777
FNMA PCs                                           1,494         3,228         4,840
CMOs - agency collateral                             168           293           472
CMOs - single-family whole loan collateral           ---           ---           248
                                                --------      --------      --------
Total amortized cost                            $  4,219      $  6,196      $  8,386
                                                ========      ========      ========
Total estimated market value                    $  4,387      $  6,450      $  8,551
                                                ========      ========      ========

MBS Held to Maturity at June 30,
-------------------------------

FHLMC PCs                                       $     36      $     60      $     74
GNMA PCs                                           2,603         4,069         7,413
FNMA PCs                                              29            35            27
CMOs - agency collateral                          47,516        55,587        17,590
CMOs - single-family whole loan collateral        57,308        16,342        30,477
                                                --------      --------      --------
Total amortized cost                            $107,492      $ 76,093      $ 55,581
                                                ========      ========      ========
Total estimated market value                    $107,914      $ 76,819      $ 56,082
                                                ========      ========      ========

     The Company believes that its present MBS available for sale allocation of $4.2 million or 3.8% of the carrying value of the MBS portfolio, is adequate to meet anticipated future liquidity requirements and to reposition its balance sheet and asset/liability mix should it wish to do so in the future.

     The following table sets forth the amortized cost, contractual maturities and weighted average yields of the Company's MBSs, including CMOs, at June 30, 2003.

                               One Year or   After One to  After Five to     Over Ten
                                  Less        Five Years     Ten Years        Years           Total
                                  ----        ----------     ---------        -----           -----
                                                      (Dollars in Thousands)
MBS available for sale           $   ---       $    ---       $     25       $  4,194       $  4,219
                                    0.00%          0.00%          9.00%          7.24%          7.25%

MBS held to maturity             $   ---       $    ---       $     34       $107,458       $107,492
                                    0.00%          0.00%          9.00%          2.94%          2.94%
                                 -------       --------       --------       --------       --------

Total                            $   ---       $    ---       $     59       $111,652       $111,711
                                 =======       ========       ========       ========       ========
Weighted average yield              0.00%          0.00%          9.00%          3.10%          3.10%
                                 =======       ========       ========       ========       ========

     Due  to   prepayments  of  the   underlying   loans,   and  the  prepayment
characteristics of the CMO traunches, the actual maturities of the Company's MBS are expected to be substantially less than the scheduled maturities.

     The following table sets forth information with respect to the MBS owned by the Company at June 30, 2003, which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government or United States Government agencies and corporations. All MBS owned by the Company have been assigned a triple A investment grade rating.

                                                                                Estimated
      Name of Issuer                                     Carrying Value       Market Value
      --------------                                     --------------       ------------
                                                                 (Dollars in Thousands)
      Bank of America Mortgage Securities                   $   16,147         $   16,228
      Washington Mutual Mortgage Securities Corp.               15,847             15,887
      Wells Fargo Mortgage Backed Securities Trust               9,352              9,393
      Structured Asset Securities Corp.                          5,723              5,793
      Residential Funding Mortgage Securities, Inc.              3,530              3,548
                                                            ----------         ----------

                                                            $   50,599         $   50,849
                                                            ==========         ==========

Investment Securities

     The Company may invest in various types of securities, including corporate debt and equity securities, U.S. Government and U.S. Government agency obligations, securities of various federal, state and municipal agencies, FHLB stock, commercial paper, bankers' acceptances, federal funds and interest-bearing deposits with other financial institutions.

     The Company's investment activities are directly monitored by the Company's Finance Committee under policy guidelines adopted by the Board of Directors. In recent years, the general objective of the Company's investment policy has been to manage the Company's interest rate sensitivity gap and generally to increase interest-earning assets. As reflected in the table below, the Company experienced significant prepayments in its investment portfolio of U.S. Government agency obligations. Outstanding balances totaled $24.1 million or 15.6% of the total investment portfolio at June 30, 2003, as compared to $55.2 million or 36.5% of the total investment portfolio at June 30, 2002. At June 30, 2003, approximately $22.1 million or 91.8% of the Company's U.S. Government Agency portfolio was comprised of U.S. Government Agency securities with longer-terms to maturity and optional principal redemption features ("callable bonds"). The Company purchased approximately $81.9 million of investment grade corporate debt securities during fiscal year 2003 and held approximately $74.4 million or 48.0% of the total investment portfolio in corporate debt obligations. All Company owned corporate debt obligations have been rated investment grade by at least two nationally recognized independent rating services.

     The following tables set forth the amortized cost and estimated market values of the Company's investment securities portfolio at the dates indicated.

                                                          2003          2002          2001
                                                          ----          ----          ----
Investment Securities Available for Sale at June 30,          (Dollars in Thousands)
----------------------------------------------------
Trust preferred securities                              $    128      $    860      $    161
Corporate debt obligations                                 7,428         6,495           ---
Commercial paper                                          15,442           ---           ---
Obligations of states and political subdivisions           1,000           ---           ---
                                                        --------      --------      --------
Total amortized cost                                      23,998         7,355           161
Equity securities                                          1,312         1,020         1,219
                                                        --------      --------      --------
Total amortized cost                                    $ 25,310      $  8,375      $  1,380
                                                        ========      ========      ========
Total estimated market value                            $ 25,641      $  8,426      $  1,380
                                                        ========      ========      ========

Investment Securities Held to Maturity at June 30,
--------------------------------------------------
Corporate debt obligations                              $ 66,978      $ 58,415      $ 10,520
U.S. Government agency securities                         24,097        55,216        87,927
Commercial paper                                           1,099           ---           ---
Obligations of states and political subdivisions          29,667        29,327        29,766
                                                        --------      --------      --------
                                                         121,841       142,958       128,213
FHLB stock                                                 7,797         8,281         8,150
                                                        --------      --------      --------
Total amortized cost                                    $129,638      $151,239      $136,363
                                                        ========      ========      ========
Total estimated market value                            $133,833      $154,427      $137,341
                                                        ========      ========      ========

     Information regarding the amortized cost, contractual maturities and weighted average yields of the Company's investment portfolio at June 30, 2003 is presented below.

Investment Securities                    One Year or     After One to    After Five to       Over Ten
Available for Sale                          Less          Five Years       Ten Years           Years           Total
------------------                          ----          ----------       ---------           -----           -----
                                                                   (Dollars in Thousands)
Trust preferred securities               $      ---       $      ---      $      ---        $      128      $     128
                                               0.00%            0.00%           0.00%             8.63%          8.63%

Corporate debt obligations               $    6,428       $    1,000      $      ---        $      ---      $   7,428
                                               3.44%            7.40%           0.00%             0.00%          3.98%

Commercial paper                         $   15,442       $      ---      $      ---        $      ---      $  15,442
                                               1.52%            0.00%           0.00%             0.00%          1.52%

Obligations of states and political
      subdivisions                       $    1,000       $      ---      $      ---        $      ---      $   1,000
                                               1.25%            0.00%           0.00%             0.00%          1.25%

Equity securities                        $      ---       $      ---      $      ---        $    1,312      $   1,312
                                               0.00%            0.00%           0.00%             4.85%          4.85%
                                         ----------       ----------      ----------        ----------      ---------

Total                                    $   22,870       $    1,000      $      ---        $    1,440      $  25,310
                                         ==========       ==========      ==========        ==========      =========
Weighted average yield                         2.05%            7.40%           0.00%             5.18%          2.44%
                                         ==========       ==========      ==========        ==========      =========

Investment Securities                    One Year or     After One to    After Five to       Over Ten
Held to Maturity                            Less          Five Years       Ten Years           Years           Total
----------------                            ----          ----------       ---------           -----           -----
Corporate debt obligations               $   54,913       $   12,065      $      ---        $      ---      $  66,978
                                               3.51%            3.66%           0.00%             0.00%          3.54%

U.S. Government agency
      securities                         $      ---       $      ---      $      ---        $   24,097      $  24,097
                                               0.00%            0.00%           0.00%             4.59%          4.59%

Commercial paper                         $    1,099       $      ---      $      ---        $      ---      $   1,099
                                               1.70%            0.00%           0.00%             0.00%          1.70%

Obligations of states and political
      subdivisions (1)                   $      300       $      ---      $    1,495        $   27,872      $  29,667
                                               3.07%            0.00%           7.43%             9.08%          8.93%
                                         ----------       ----------      ----------        ----------      ---------

Total                                    $   56,312       $   12,065      $    1,495        $   51,969      $  121,841
                                         ==========       ==========      ==========        ==========      =========
Weighted average yield                       3.48 %             3.66%           7.43%             7.00%          5.04%
                                         ==========       ==========      ==========        ==========      =========

----------
(1) Tax exempt obligations of states and political subdivisions are calculated on a taxable equivalent basis utilizing a federal tax rate of 34%.

     Information regarding the amortized cost, earliest call dates and weighted average yield of the Company's investment portfolio at June 30, 2003, is presented below. All Company investments in callable bonds were classified as held to maturity at June 30, 2003.

                                         One Year or     After One to    After Five to       Over Ten
                                            Less          Five Years        Ten Years          Years           Total
                                            ----          ----------        ---------          -----           -----
Corporate debt obligations               $   61,341       $   13,065       $      ---       $      ---       $ 74,406
                                               3.50%            3.94%            0.00%            0.00%          3.58%

U.S. Government agency
      securities                         $   16,924       $    5,197       $      ---       $    1,976       $ 24,097
                                               3.85%            8.03%            0.00%            1.88%          4.59%

Trust preferred securities               $      ---       $      ---       $      ---       $      128       $    128
                                               0.00%            0.00%            0.00%            8.63%          8.63%

Commercial paper                         $   16,541       $      ---       $      ---       $      ---       $ 16,541
                                               1.53%            0.00%            0.00%            0.00%          1.53%

Obligations of states and political
      subdivisions (1)                   $    1,300       $   22,017       $    7,350       $      ---       $ 30,667
                                               1.67%            9.15%            8.53%            0.00%          8.68%
                                         ----------       ----------       ----------       ----------       --------

Total debt obligations                   $   96,106       $   40,279       $    7,350       $    2,104       $145,839
                                         ==========       ==========       ==========       ==========       ========
Weighted average yield                         3.20%            7.32%            8.53%            2.29%          4.59%
                                         ==========       ==========       ==========       ==========       ========

Equity securities                        $      ---       $      ---       $      ---       $    1,312       $  1,312
                                         ----------       ----------       ----------       ----------       --------

Total                                    $   96,106       $   40,279       $    7,350       $    3,416       $147,151
                                         ==========       ==========       ==========       ==========       ========

----------
(1) Tax exempt obligations of states and political subdivisions are calculated on a taxable equivalent basis utilizing a federal tax rate of 34%.

     The Company to date has not engaged, and does not intend to engage in the immediate future, in trading investment securities.

     The following table sets forth information with respect to the investment securities owned by the Company at June 30, 2003, which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All investment securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services. The Company's investments in trust preferred securities are unrated.

                                                                   Estimated
       Name of Issuer                          Carrying Value     Market Value
       --------------                          --------------     ------------
                                                    (Dollars in Thousands)
       Pittston Area School District              $5,221             $5,739
       GMAC Demand Note                            4,485              4,510
       Ford Money Market                           4,420              4,420
       Eastman Kodak                               4,348              4,348
       AEP Resources Inc.                          4,265              4,281
       PNC Funding Corp Note                       4,018              4,030
       AT&T Corp Notes                             3,842              3,858
       Household Finance Corp                      3,754              3,815
       Capital One Bank Corp                       3,724              3,727
       Duke Energy Corp Note                       3,696              3,701
       CINERGY Corp Debenture                      3,566              3,673
       Energy East Corp Note                       3,563              3,575
       PA Electric Co                              3,555              3,606
       Walt Disney Company                         3,517              3,548
       Delphi Corp                                 3,499              3,499
       Kraft Foods                                 3,497              3,497
       Sempra Energy                               3,376              3,414
       Harleysville Group Corp                     3,312              3,334
       Textron Financial Corp                      3,151              3,156
                                                 -------            -------
                                                 $72,809            $73,731
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

     Deposits. The Company's deposits totaled $170.9 million at June 30, 2003, as compared to $177.6 million at June 30, 2002. The $6.7 million decrease was primarily attributable to an approximate $4.8 million decrease in certificates of deposits, a $1.4 million decrease in escrows, a $438 thousand decrease in core deposits and a $152 thousand decrease in money market deposit accounts. In order to attract new and lower cost core deposits, the Company continued to promote a no minimum balance, "free", checking account product. Current deposit products include regular savings accounts, demand accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts and certificates of deposit ranging in terms from 30 days to 10 years. Included among these deposit products are certificates of deposit with negotiable interest rates and balances of $100,000 or more, which amounted to $14.2 million or 8.3% of the Company's total deposits at June 30, 2003, as compared to $12.3 million or 6.9% at June 30, 2002. The Company's deposit products also include Individual Retirement Account certificates ("IRA certificates").

     The Company's deposits are obtained primarily from residents of northern Allegheny, southern Butler and eastern Beaver counties, Pennsylvania. The Company utilizes various marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at June 30, 2003. The Company has drive-up banking facilities and automated teller machines ("ATMs") at its McCandless, Franklin Park, Bellevue and Cranberry Township offices. The Company also has an ATM machine at its West View Office. The Company participates in the STAR(R) and

CIRRUS(R) ATM networks. The Company also participates in a new ATM program called the Freedom ATM Alliance(SM). The Freedom ATM Alliance(SM) allows West View Savings Bank customers to use other Pittsburgh area Freedom ATM
Alliance(SM) affiliates' ATMs without being surcharged and vice versa. The Freedom ATM Alliance(SM) was organized to help smaller local banks compete with larger national banks that have large ATM networks.

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

                                                                        At June 30,
                                           -------------------------------------------------------------------
                                                 2003                      2002                      2001
                                                 ----                      ----                      ----
                                           Amount      Rate         Amount       Rate        Amount       Rate
                                           ------      ----         ------       ----        ------       ----
                                                                 (Dollars in Thousands)
Regular savings and club
   accounts                               $ 41,906      1.21%      $ 38,277      1.92%      $ 35,623      2.51%
NOW accounts                                19,775      0.21         19,463      0.31         17,543      0.54
Money market deposit
   accounts                                 14,334      1.28         13,460      1.91         12,409      2.65
Certificate of deposit accounts             80,208      3.18         90,022      4.44         93,879      5.82
Escrows                                      1,548      1.55          2,116      1.56          2,367      1.69
                                          --------      ----       --------      ----       --------      ----
     Total interest-bearing
        deposits and escrows               157,771      2.10        163,338      3.11        161,821      4.22
Non-interest-bearing checking
   accounts                                 12,149      0.00         11,814      0.00         11,616      0.00
                                          --------      ----       --------      ----       --------      ----
     Total deposits and escrows           $169,920      1.95%      $175,152      2.90%      $173,437      3.93%
                                          ========      ====       ========      ====       ========      ====

      The following table sets forth the net deposit flows of the Company during the periods indicated.

                                                       Year Ended June 30,
                                             -----------------------------------
                                               2003           2002         2001
                                               ----           ----         ----
                                                    (Dollars in Thousands)
Increase(decrease) before interest
   credited                                  $(10,245)      $(9,365)      $1,975
Interest credited                               3,499         5,698        6,506
                                             --------       -------       ------
Net deposit increase (decrease)              $ (6,746)      $(3,667)      $8,481
                                             ========       =======       ======

      The following table sets forth maturities of the Company's certificates of deposit of $100,000 or more at June 30, 2003, by time remaining to maturity.

                                                                  Amounts
                                                                  -------
                                                          (Dollars in Thousands)
      Three months or less                                        $ 3,578
      Over three months through six months                          6,003
      Over six months through twelve months                         2,625
      Over twelve months                                            1,955
                                                                  -------
                                                                  $14,161
                                                                  =======

     Borrowings. Borrowings are comprised of FHLB advances with various terms and repurchase agreements with securities brokers with original maturities of ninety-two days or less. At June 30, 2003, borrowings totaled $162.8 million as compared to $193.7 million at June 30, 2002. The $30.9 million or 16.0% decrease was primarily due to maturities and repayments of investment and mortgage-backed securities. For a detailed discussion of the Company's asset and liability management activities, please see the "Quantitative and Qualitative Disclosures about Market Risk" section of the Company's fiscal year 2003 Annual Report. Wholesale funding also provides the Company with a larger degree of control with respect to the term structure of its liabilities than traditional retail deposits. By utilizing borrowings, as opposed to retail certificates of deposit, the Company also avoids the additional operating costs associated with increasing its branch network and associated federal deposit insurance premiums.

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

Employees

     The Company had 40 full-time employees and 14 part-time employees as of June 30, 2003. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

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

     Sarbanes-Oxley Act of 2002. On July 3, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors.

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

     Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not (90 days or more) past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, while certain privately-issued MBS representing indirect ownership of such loans are assigned a 20% level in the risk-weighting system. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

     FDIC Insurance Premiums. The Savings Bank currently pays deposit insurance premiums to the FDIC on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level of an institution's capital - "well capitalized", "adequately capitalized" and "undercapitalized"- which is defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.00% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns. The Savings Bank is a "well capitalized" institution as of June 30, 2003.

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

     Audit by IRS. The Company's consolidated federal income tax returns for taxable years through December 31, 1999, have been closed for the purpose of examination by the Internal Revenue Service.

     State Taxation.  The Company is subject to the  Pennsylvania  Corporate Net
Income Tax and Capital Stock and Franchise Tax. The Pennsylvania Corporate Net Income Tax rate is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.699% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and consolidated net worth.

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

Item 2. Properties.
------- -----------

            The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2003.

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

----------
(1) The Company operates this office out of a retirement community. The lease expires in June 2006.

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

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------- ----------------------------------------------------------------------

          The information required herein is incorporated by reference from page 49 of the Company's 2003 Annual Report.

Item 6. Selected Financial Data.
------- ------------------------

          The information required herein is incorporated by reference from pages 2 to 3 of the Company's 2003 Annual Report.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
------  ------------------------------------------------------------------------
        of Operations.
        --------------

          The information required herein is incorporated by reference from pages 4 to 16 of the Company's 2003 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------- -----------------------------------------------------------

          The information required herein is incorporated by reference from pages 12 to 16 of the Company's 2003 Annual Report.

Item 8. Financial Statements and Supplementary Data.
------- --------------------------------------------

          The information required herein is incorporated by reference from pages 17 to 48 of the Company's 2003 Annual Report.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure.
------- --------------------------------------------------------------------

          Not applicable.

Item 9A. Controls and Procedures.
-------- ------------------------

          Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant.
-------- ---------------------------------------------------

          The information required herein is incorporated by reference from pages 2 to 6 of the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders dated September 26, 2003 ("Proxy Statement").

Item 11. Executive Compensation.
-------- -----------------------

          The information required herein is incorporated by reference from pages 9 to 14 of the Company's Proxy Statement.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------  ----------------------------------------------------------------------
          Related Stockholder Matters.
          ----------------------------

          The security ownership of certain beneficial owners and management information required herein is incorporated by reference from pages 7 to 9 of the Company's Proxy Statement. For the related stockholder matters information required herein, see "Equity Compensation Plan Information" on page 10 of the Company's Proxy Statement.

Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

          The information required herein is incorporated by reference from pages 14 to 15 of the Company's Proxy Statement.

Item 14. Principal Accounting Fees and Services.
-------  ---------------------------------------

          Not applicable.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------- ----------------------------------------------------------------

          (a) Documents filed as part of this report.

          (1) The following documents are filed as part of this report and are incorporated herein by reference from the Company's 2003 Annual Report.

          Report of Independent Auditors.

          Consolidated Balance Sheet at June 30, 2003 and 2002.

          Consolidated Statement of Income for the Years Ended June 30, 2003, 2002 and 2001.

          Consolidated Statement of Changes in Stockholders' Equity for the Years Ended June 30, 2003, 2002 and 2001.

          Consolidated Statement of Cash Flows for the Years Ended June 30, 2003, 2002 and 2001.

          Notes to the Consolidated Financial Statements.

     (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission ("SEC") are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

     (3) (a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

                   No.                                    Description                                       Page
                   ---       -----------------------------------------------------------------------       ------
                   3.1       Articles of Incorporation                                                        *
                   3.2       By-Laws                                                                          *
                     4       Stock Certificate of WVS Financial Corp.                                         *
                  10.1       WVS Financial Corp. Recognition Plans and Trusts for
                                 Executive Officers, Directors and Key Employees**                            *
                  10.2       WVS Financial Corp. 1993 Stock Incentive Plan**                                  *
                  10.3       WVS Financial Corp. 1993 Directors' Stock Option Plan**                          *
                  10.4       WVS Financial Corp. Employee Stock Ownership Plan and Trust**                    *
                  10.5       Amended West View Savings Bank Employee
                                 Profit Sharing Plan**                                                        *
                  10.6       Employment Agreements between WVS Financial Corp. and
                                 David Bursic and Edward Wielgus **                                         ***
                  10.7       Directors Deferred Compensation Program**                                        *
                    13       2003 Annual Report to Stockholders                                             E-1
                    21       Subsidiaries of the Registrant - Reference is made to
                                 Item 1. "Business" for the required information                              2
                    23       Consent of Independent Auditors                                                E-57
                  31.1       Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer        E-58
                  31.2       Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting Officer       E-59
                  32.1       Section 1350 Certification of the Chief Executive Officer                      E-60
                  32.2       Section 1350 Certification of the Chief Accounting Officer                     E-61

* Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

**   Management contract or compensatory plan or arrangement.

*** Incorporated by reference from the Form 10-Q for the quarter ended September 30, 1998 filed by the Company with the SEC on November 13, 1998.

     (3)(b) The Company filed a Current Report on Form 8-K dated April 15, 2003, reporting under Item 9 earnings for the three and nine months ending March 31, 2003. The Company included as an exhibit the Form 8-K the press release dated April 15, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WVS FINANCIAL CORP.


September 26, 2003                     By: /s/ David J. Bursic
                                           -------------------------------------
                                           David J. Bursic
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David J. Bursic
--------------------------------------------
David J. Bursic, Director, President and                     September 26, 2003
Chief Executive Officer
(Principal Executive Officer)

/s/ Donald E. Hook
--------------------------------------------
Donald E. Hook,                                              September 26, 2003
Chairman of the Board

/s/ Margaret VonDerau
--------------------------------------------
Margaret VonDerau, Director,                                 September 26, 2003
and Corporate Secretary

/s/ Keith A. Simpson
--------------------------------------------
Keith A. Simpson,  Vice President, Treasurer                 September 26, 2003
and Chief Accounting Officer
(Principal Accounting Officer)

/s/ David L. Aeberli
--------------------------------------------
David L. Aeberli, Director                                   September 26, 2003

/s/ Arthur H. Brandt
--------------------------------------------
Arthur H. Brandt, Director                                   September 26, 2003

/s/ Lawrence M. Lehman
--------------------------------------------
Lawrence M. Lehman, Director                                 September 26, 2003

/s/ John M. Seifarth
--------------------------------------------
John M. Seifarth, Director                                   September 26, 2003