Form 10-Q
period 2003-09-30
WVS FINANCIAL CORP
filed 2003-11-14
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                      25-1710500
    ------------------------------                      ---------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification Number)

           9001 Perry Highway
        Pittsburgh, Pennsylvania                                15237
---------------------------------------                       ---------
(Address of principal executive offices)                      (Zip Code)

                                 (412) 364-1911
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

YES  X  NO
    ---    ---
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

YES     NO  X
    ---    ---
     Shares outstanding as of November 13, 2003: 2,571,777 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.   Financial Information                                         Page
-------   ---------------------                                         ----

Item 1.   Financial Statements

          Consolidated Balance Sheet as of
          September 30, 2003 and June 30, 2003
          (Unaudited)                                                     3

          Consolidated Statement of Income
          for the Three Months Ended
          September 30, 2003 and 2002 (Unaudited)                         4

          Consolidated Statement of Cash Flows
          for the Three Months Ended September 30,
          2003 and 2002 (Unaudited)                                       5

          Consolidated Statement of Changes in
          Stockholders' Equity for the Three Months
          Ended September 30, 2003 (Unaudited)                            7

          Notes to Unaudited Consolidated
          Financial Statements                                            8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations for the Three Months
          Ended September 30, 2003                                       11

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk                                              17

Item 4.   Controls and Procedures                                        23

PART II.  Other Information                                             Page
--------  -----------------                                             ----

Item 1.   Legal Proceedings                                              24
Item 2.   Changes in Securities and Use of Proceeds                      24
Item 3.   Defaults upon Senior Securities                                24
Item 4.   Submission of Matters to a Vote of Security Holders            24
Item 5.   Other Information                                              24
Item 6.   Exhibits and Reports on Form 8-K                               24
          Signatures                                                     25

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (In thousands)

                                                                   September 30, 2003       June 30, 2003
                                                                   ------------------       -------------
          Assets
          ------
Cash and due from banks                                                 $     912             $     921
Interest-earning demand deposits                                            1,421                 1,894
Investment securities available-for-sale (amortized cost of
   $9,782 and $25,310)                                                     10,112                25,641
Investment securities held-to-maturity (market value of
   $204,899 and $126,036)                                                 201,695               121,841
Mortgage-backed securities available-for-sale (amortized cost of
   $3,940 and $4,219)                                                       4,092                 4,387
Mortgage-backed securities held-to-maturity (market value of
   $79,168 and $107,914)                                                   78,924               107,492
Federal Home Loan Bank stock, at cost                                       8,493                 7,797
Net loans receivable (allowance for loan losses of $2,397 and
   $2,530)                                                                 77,677                91,669
Accrued interest receivable                                                 2,351                 2,800
Premises and equipment                                                      1,185                 1,231
Other assets                                                                2,010                 1,515
                                                                        ---------             ---------
          TOTAL ASSETS                                                  $ 388,872             $ 367,188
                                                                        =========             =========

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                        $  23,920             $  11,302
   NOW accounts                                                            17,994                19,215
   Savings accounts                                                        43,514                44,152
   Money market accounts                                                   13,473                14,691
   Certificates of deposit                                                 77,664                79,956
   Advance payments by borrowers for taxes and insurance                      372                 1,610
                                                                        ---------             ---------
    Total savings deposits                                                176,937               170,926
Federal Home Loan Bank advances                                           150,115               153,390
Other borrowings                                                           28,576                 9,453
Accrued interest payable                                                    1,470                 1,449
Other liabilities                                                           1,415                 1,352
                                                                        ---------             ---------
     TOTAL LIABILITIES                                                    358,513               336,570

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                                 --                    --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,736,810 and 3,736,750 shares issued                                       37                    37
Additional paid-in capital                                                 20,219                20,212
Treasury stock: 1,165,373 and 1,153,591 shares at cost,
    Respectively                                                          (16,967)              (16,767)
Retained earnings, substantially restricted                                26,799                26,857
Accumulated other comprehensive income                                        318                   329
Unallocated shares - Recognition and Retention Plans                          (47)                  (50)
                                                                        ---------             ---------
     TOTAL STOCKHOLDERS' EQUITY                                            30,359                30,618
                                                                        ---------             ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 388,872             $ 367,188
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

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                                             Three Months Ended
                                                                                September 30,
                                                                      ----------------------------------
                                                                          2003                   2002
                                                                      -----------             ----------
INTEREST AND DIVIDEND INCOME:
     Loans                                                            $     1,528             $    2,809
     Investment securities                                                  1,581                  1,742
     Mortgage-backed securities                                               656                    808
     Interest-earning deposits with other institutions                          5                      4
     Federal Home Loan Bank stock                                              41                     69
                                                                      -----------             ----------
          Total interest and dividend income                                3,811                  5,432
                                                                      -----------             ----------
INTEREST EXPENSE:
     Deposits                                                                 663                    959
     Borrowings                                                             2,102                  2,223
     Advance payments by borrowers for taxes and insurance                      4                      6
                                                                      -----------             ----------
          Total interest expense                                            2,769                  3,188
                                                                      -----------             ----------
NET INTEREST INCOME                                                         1,042                  2,244
PROVISION FOR LOAN LOSSES                                                    (133)                    18
                                                                      -----------             ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         1,175                  2,226
                                                                      -----------             ----------
NON-INTEREST INCOME:
     Service charges on deposits                                              106                    100
     Gain on sale of investments                                               --                     64
     Other                                                                     88                     81
                                                                      -----------             ----------
          Total non-interest income                                           194                    245
                                                                      -----------             ----------
NON-INTEREST EXPENSE:
     Salaries and employee benefits                                           511                    601
     Occupancy and equipment                                                  105                     89
     Deposit insurance premium                                                  7                      7
     Data processing                                                           56                     49
     Correspondent bank service charges                                        38                     40
     Other                                                                    175                    336
                                                                      -----------             ----------
          Total non-interest expense                                          892                  1,122
                                                                      -----------             ----------
INCOME BEFORE INCOME TAXES                                                    477                  1,349
INCOME TAXES                                                                  125                    349
                                                                      -----------             ----------
NET INCOME                                                            $       352             $    1,000
                                                                      ===========             ==========

EARNINGS PER SHARE:
     Basic                                                            $      0.14             $     0.38
     Diluted                                                          $      0.14             $     0.37

AVERAGE SHARES OUTSTANDING:
     Basic                                                              2,575,242              2,661,933
     Diluted                                                            2,585,081              2,667,220

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                     ------------------------------
                                                                                        2003                 2002
                                                                                     ---------             --------
OPERATING ACTIVITIES

Net income                                                                           $     352             $  1,000
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan losses                                                              (133)                  18
   Gain on sale of investments                                                              --                  (64)
   Depreciation and amortization, net                                                       46                   29
   Amortization of discounts, premiums and deferred loan fees                              488                  841
   Amortization of ESOP, RRP and deferred and unearned
      compensation                                                                           3                   10
   Decrease in accrued interest receivable                                                 449                  383
   Increase in accrued interest payable                                                     21                   47
   Increase in accrued and deferred taxes                                                   12                   66
   Other, net                                                                               63                   10
                                                                                     ---------             --------
         Net cash provided by operating activities                                       1,301                2,340
                                                                                     ---------             --------
INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                             (20,290)              (1,381)
   Proceeds from repayments of investments and mortgage-backed securities               36,113                6,901
   Proceeds from sale of investments securities                                             --                  610
Held-to-maturity:
   Purchases of investments and mortgage-backed securities                            (159,770)             (24,030)
   Proceeds from repayments of investments and mortgage-backed securities              108,068               23,319
Decrease in net loans receivable                                                        13,537                9,209
Purchase of Federal Home Loan Bank stock                                                  (696)                (113)
Purchases of premises and equipment                                                         --                  (18)
Other, net                                                                                  --                  190
                                                                                     ---------             --------
         Net cash (used for) provided by investing activities                          (23,038)              14,687
                                                                                     ---------             --------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                   2003                 2002
                                                                                 --------             --------
FINANCING ACTIVITIES

Net increase in transaction and passbook accounts                                   9,540                1,165
Net decrease in certificates of deposit                                            (2,292)                (670)
Net decrease in FHLB short-term advances                                           (3,275)                  --
Net increase (decrease) in other borrowings                                        19,123              (14,592)
Net decrease in advance payments by borrowers for taxes and insurance              (1,238)              (2,073)
Net proceeds from issuance of common stock                                              7                    2
Funds used for purchase of treasury stock                                            (200)                (423)
Cash dividends paid                                                                  (410)                (426)
                                                                                 --------             --------
         Net cash provided by (used for) financing activities                      21,255              (17,017)
                                                                                 --------             --------
        (Decrease) increase in cash and cash equivalents                             (482)                  10

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                                2,815                3,177
                                                                                 --------             --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                   $  2,333             $  3,187
                                                                                 ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                               $  2,748             $  3,141
      Income taxes                                                               $    107             $    320

   Non-cash item:
      Pennsylvania Education Tax Credit                                          $     --             $    100
      Mortgage Loan Transferred to Other Assets                                  $    500             $     --

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                   Accumulated
                                                                       Retained       Other
                                            Additional                 Earnings      Compre-    Unallocated   Unallocated
                                 Common      Paid-In     Treasury   Substantially    hensive    Shares Held   Shares Held
                                  Stock      Capital      Stock       Restricted      Income      by ESOP        by RRP       Total
                                  -----      -------      -----       ----------   -----------    -------        ------       -----
Balance at June 30, 2003         $   37      $20,212    $(16,767)      $26,857       $   329      $    --       $   (50)    $30,618

Comprehensive income:

   Net Income                                                              352                                                  352
   Other comprehensive
     income:
      Change in unrealized
          holding gains on
          securities, net of
          income tax effect of
          $6                                                                              11                                     11

                                                                                                                            -------
Comprehensive income                                                                                                            341

Purchase of shares for
   treasury stock                                           (200)                                                              (200)

Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                                                          3           3

Exercise of stock options                          7                                                                              7

Cash dividends declared                                                   (410)                                                (410)
   ($0.48 per share)
                                 ------      -------    --------       -------       -------      -------       -------     -------
Balance at Sept 30, 2003         $   37      $20,219    $(16,967)      $26,799       $   318      $    --       $   (47)    $30,359
                                 ======      =======    ========       =======       =======      =======       =======     =======

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
      ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------
     In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation has not and is not expected to have a material effect on the Company's financial position or results of operations. In October, 2003, the FASB decided to defer to the fourth quarter from the third quarter the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003.

3.    EARNINGS PER SHARE
      ------------------

     The following table sets forth the computation of basic and diluted earnings per share.

                                                                               Three Months Ended
                                                                                  September 30,
                                                                       -----------------------------------
                                                                           2003                    2002
                                                                       -----------             -----------
Weighted average common shares outstanding                               3,736,645               3,729,910
Average treasury stock shares                                           (1,161,403)             (1,067,977)
Average unearned ESOP shares                                                    --                      --
                                                                       -----------             -----------

Weighted average common shares and common stock equivalents
  used to calculate basic earnings per share                             2,575,242               2,661,933
Additional common stock equivalents (stock options) used to
  calculate diluted earnings per share                                       9,839                   5,287
                                                                       -----------             -----------

Weighted average common shares and common stock equivalents
  used to calculate diluted earnings per share                           2,585,081               2,667,220
                                                                       ===========             ===========

Net income                                                             $   351,865             $   999,845
                                                                       ===========             ===========

Earnings per share:
   Basic                                                               $      0.14             $      0.38
   Diluted                                                             $      0.14             $      0.37

      All options at September 30, 2003 and September 30, 2002 were included in the computation of diluted earnings per share.

4.    STOCK BASED COMPENSATION DISCLOSURE
      -----------------------------------

     Pro forma information regarding net income and earnings per share as required by FAS No. 123, has been determined as if the Company had accounted for its stock options using that method. The fair value for these options was estimated at the date of the grants using the Black-Scholes option pricing model.

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

     For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

                                                      Three Months Ended
                                                         September 30,
                                                ------------------------------
                                                   2003                 2002
                                                ---------            ---------

Net income, as reported:                        $     352            $   1,000
Less proforma expense related
  to stock options                                     --                   --
                                                ---------            ---------
Proforma net income                             $     352            $   1,000
                                                =========            =========
Basic net income per common share:
     As reported                                $    0.14            $    0.38
     Pro forma                                       0.14                 0.38
Diluted net income per common share:
     As reported                                $    0.14            $    0.37
     Pro forma                                       0.14                 0.37

5.    COMPREHENSIVE INCOME
      --------------------

      Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

                                          Three Months Ended September 30,
                                    -------------------------------------------
                                          2003                    2002
                                    ------------------    ---------------------

Net income                                     $  352                  $  1,000
Other comprehensive
(loss) income:
     Unrealized (losses)
     gains on available for
     sale securities             $    (17)                $   171

       Less:
        Reclassification
        adjustment for
        gain included in
        net income                     --                      64
                                 --------      ------     -------      --------
Other comprehensive
      (loss) income before
      tax                                         (17)                      107
Income tax (benefit)
      expense related to
      other comprehensive
      (loss) income                                (6)                       36
                                               ------                  --------
Other comprehensive
      (loss) income, net of
      tax                                         (11)                       71
                                               ------                  --------
Comprehensive income                           $  341                  $  1,071
                                               ======                  ========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

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

     West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2003.

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

FINANCIAL CONDITION

     The Company's assets totaled $388.9 million at September 30, 2003, as compared to $367.2 million at June 30, 2003. The $21.7 million or 5.9% increase in total assets was primarily comprised of a $65.0 million or 41.9% increase in investment securities and FHLB stock, and a $495 thousand or 32.7% increase in deferred taxes and other assets, which were partially offset by a $28.9 million or 25.8% decrease in mortgage-backed securities and a $14.0 million or 15.3% decrease in net loans receivable.

     The Company's total liabilities increased $21.9 million or 6.5% to $358.5 million as of September 30, 2003, from $336.6 million as of June 30, 2003. The $21.9 million increase in total liabilities was primarily comprised of a $19.1 million or 202.3% increase in other short-term borrowings, and a $7.2 million or 4.3% increase in total savings deposits, which were partially offset by a $3.3 million or 2.1% decrease in FHLB advances, and a $1.2 million or 76.9% decrease in advance payments by borrowers for taxes and insurance due to the seasonal payment of local and school real estate taxes. During the three months ended September 30, 2003, non-interest bearing accounts increased by $12.6 million due to seasonal deposits by local tax collectors. Interest-bearing transaction and passbook accounts decreased $3.1 million. Management believes that the decrease in transaction and savings balances were also primarily attributable to seasonal real estate tax withdrawals. Certificates of deposit decreased $2.3 million.

     Total stockholders' equity decreased $259 thousand or 0.8% to $30.4 million as of September 30, 2003, from approximately $30.6 million as of June 30, 2003. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $200 thousand and $410 thousand, respectively, which were partially funded by net income of $352 thousand for the three months ended September 30, 2003.

RESULTS OF OPERATIONS

     General. WVS reported net income of $352 thousand or $0.14 diluted earnings per share for the three months ended September 30, 2003. Net income decreased by $648 thousand or 64.8% and diluted earnings per share decreased $0.23 or 62.2% for the three months ended September 30, 2003, when compared to the same period in 2002. The decrease in net income was primarily attributable to a $1.2 million decrease in net interest income and a $51 thousand decrease in non-interest income, which were partially offset by a $230 thousand decrease in non-interest expense, a $224 thousand decrease in income tax expense, and a $151 thousand decrease in provision for loan losses.

     Net Interest Income. The Company's net interest income decreased by $1.2 million or 53.6% for the three months ended September 30, 2003, when compared to the same period in 2002. The decrease in net interest income for the three month period was principally attributable to lower rates earned on Company assets due to historically low market interest rates and lower average balances of net loans receivable, which were partially offset by lower rates paid on deposits, lower average balances of borrowings outstanding, and increased average balances of the Company's mortgage-backed and investment securities portfolios. The
Company experienced higher levels of repayments on its loan portfolio due to refinancing activities for the three months ended September 30, 2003.

     Interest Income. Interest on net loans receivable decreased $1.3 million or 45.6% for the three months ended September 30, 2003, when compared to the same period in 2002. The decrease for the three months ended September 30, 2003 was attributable to a decrease of $64.5 million in the average balance of net loans receivable outstanding and a decrease of 36 basis points in the weighted average yield earned on net loans receivable for the three months ended September 30, 2003, when compared to the same period in 2002. The decreases in the average loan balance outstanding for the three months ended September 30, 2003, were primarily attributable to increased levels of mortgage prepayments and refinancings due to lower market rates on mortgages. As part of its asset/liability management strategy, the Company has limited its origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

     Interest on mortgage-backed securities ("MBS") decreased $152 thousand or 18.8% for the three months ended September 30, 2003, when compared to the same period in 2002. The decrease for the three months ended September 30, 2003 was primarily attributable to a 156 basis point decrease in the weighted average yield earned on mortgage-backed securities for the period, which was partially offset by a $23.9 million increase in the average balance of mortgage-backed securities outstanding for the three months ended September 30, 2003, when compared to the same period in 2002. The decrease in the weighted average yield earned on mortgage-backed securities was consistent with market conditions for the three months ended September 30, 2003, and reflects the higher proportion of floating rate MBS in the portfolio. The increase in the average balances of mortgage-backed securities during the three months ended

September 30, 2003 was primarily attributable to the reinvestment of a portion of the Company's loan payment proceeds into floating rate MBS.

     Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock ("other investment securities") decreased by $188 thousand or 10.4% for the three months ended September 30, 2003, when compared to the same period in 2002. The decrease was principally attributable to a 92 basis point decrease in the weighted average yield earned on other investment securities for the three months ended September 30, 2003, when compared to the same period in 2002, which was partially offset by a $19.8 million increase in the average balance of other investment securities outstanding when compared to the same period in 2002. The decrease in the weighted average yield earned was consistent with market conditions for the three months ended September 30, 2003. The increase in the average balance of other investment securities outstanding during the three months ended September 30, 2003, was principally attributable to the reinvestment of a portion of the Company's loan payment proceeds into callable floating rate U.S. government sponsored agency bonds.

     Interest Expense. Interest expense on deposits and escrows decreased $298 thousand or 30.9% for the three months ended September 30, 2003, when compared to the same period in 2002. The decrease in interest expense on deposits and escrows for the three months ended September 30, 2003, was attributable to a $6.8 million decrease in the average balance of interest-bearing deposits and escrows for the period, and a 66 basis point decrease in the weighted average yield paid on interest-bearing deposits and escrows for the three months ended September 30, 2003, when compared to the same period in 2002. The average yield paid on interest-bearing deposits was consistent with market conditions for the three months ended September 30, 2003. The decrease in the average balance of interest-bearing deposits and escrows for the three months ended September 30, 2003 was primarily due to seasonal withdrawals of escrows for payment of local and school taxes.

     Interest on FHLB advances and other borrowings decreased $121 thousand or 5.4% for the three months ended September 30, 2003, when compared to the same period in 2002. The decrease for the three months ended September 30, 2003, was attributable to a $14.0 million decrease in the average balance of FHLB advances and other borrowings for the period which was partially offset by a 11 basis point increase in the weighted average rate paid on such borrowings when compared to the same period in 2002. The weighted average rate paid on FHLB advances and other borrowings declined less than the decline in market interest rates due to longer average maturity of the Company's fixed-rate FHLB advances outstanding and a higher proportion of long-term borrowings to total borrowings.

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

     The Company reduced its provision for loan losses by $133 thousand for the three months ended September 30, 2003, compared to an $18 thousand provision for the same period in 2002. At September 30, 2003, the Company's total allowance for loan losses amounted to $2.4 million or 3.0% of the Company's total loan portfolio, as compared to $2.8 million or 1.9% at September 30, 2002. The decrease in the provision for loan losses is primarily the result of reduced levels of net loans receivable and collections on past due loans.

     Non-Interest Income. Non-interest income decreased by $51 thousand or 20.8% for the three months ended September 30, 2003, when compared to the same period in 2002. The decrease was primarily attributable to the absence of $64 thousand in pre-tax gains recognized in the 2002 quarter on the sale of investments from the Company's investment portfolio, which was partially offset by a $7 thousand increase in correspondent mortgage application fee income and a $6 thousand increase in service charge income earned on deposits.

     Non-Interest Expense. Non-interest expense decreased $230 thousand or 20.5% for the three months ended September 30, 2003, when compared to the same period in 2002. The decrease was principally attributable to a $111 thousand decrease in charitable contributions eligible for Pennsylvania Education Tax Credits, a $90 thousand decrease in payroll related costs and $41 thousand decrease in legal expenses and costs associated with the work-out of non-performing assets, which were partially offset by a $16 thousand increase in equipment expense incurred to upgrade the Savings Bank's technology platform, when compared to the same period on 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $1.3 million during the three months ended September 30, 2003. Net cash provided by operating activities was primarily comprised of $488 thousand in amortization of discounts, premiums and deferred loan fees, a $449 thousand decrease in accrued interest receivables, and $352 thousand of net income, which were partially offset by a $133 thousand decrease in provision for loan losses.

     Funds used for investing activities totaled $23.0 million during the three months ended September 30, 2003. Primary uses of funds during the three months ended September 30, 2003, included $180.8 million for purchases of investment and mortgage-backed securities and including Federal Home Loan Bank stock, which were partially offset by $144.2 million from repayments of investment and mortgage-backed securities, and a $13.5 million decrease in net loans receivable.

     Funds provided by financing activities totaled $21.3 million for the three months ended September 30, 2003. The primary sources included a $19.1 million increase in other short-term borrowings and a $6.0 million increase in deposits and escrows, which were offset by a $3.3 million decrease in short-term FHLB advances, $410 thousand in cash dividends paid on the Company's common stock and $200 thousand in purchased treasury stock. Management believes that it currently is maintaining adequate liquidity and continues to better match funding sources with lending and investment opportunities.

     During the quarter ended September 30, 2003, the Company incurred approximately $12.2 million in various short-term borrowings from the FHLB with a weighted average rate of 1.10%, and incurred $108.2 million in other short-term borrowings with a weighted average rate of 1.10%. During the three months ended September 30, 2003, the Company repaid $15.5 million of various short-term FHLB borrowings and $89.1 million of other short-term borrowings with weighted average rates of 1.13% and 1.12%, respectively.

     The Company's primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At September 30, 2003, the total approved loan commitments outstanding amounted to $5.6 million. At the same date, commitments under unused lines of credit amounted to $5.0 million, the unadvanced portion of construction loans approximated $9.2 million and commitments to fund security purchases totaled $2.0 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2003, totaled $55.3 million. Management believes that a significant portion of maturing deposits will remain with the Company.

     Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances and other borrowings, to provide the cash utilized in investing activities. The Company also has access to the Federal Reserve Bank Primary Credit Program. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

      On October 28, 2003, the Company's Board of Directors declared a cash dividend of $0.16 per share payable November 20, 2003, to shareholders of record at the close of business on November 10, 2003. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

     As of September 30, 2003, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $30.0 million or 16.2% and $32.5 million or 17.6%, respectively, of total risk-weighted assets, and Tier I leverage capital of $30.0 million or 7.96% of average quarterly assets.

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

     The Company's nonperforming assets at September 30, 2003, totaled approximately $3.9 million or 1.00% of total assets as compared to $3.5 million or 0.95% of total assets at June 30, 2003. Nonperforming assets at September 30, 2003, consisted of: four commercial real estate loans totaling $3.2 million, one construction and land development loan totaling $58 thousand, one commercial loan totaling $22 thousand, two single-family real estate loans totaling $144 thousand, two home equity lines of credit totaling $15 thousand, and one parcel of commercial real estate owned totaling $500 thousand.

     The $368 thousand increase in nonperforming assets during the three months ended September 30, 2003 was primarily attributable to the Savings Bank's purchase of certain nonperforming participating interests discussed below.

     As of September 30, 2003, the Company had four commercial real estate loans classified as non-accrual loans.

     The Company has one non-accrual commercial real estate loan to a retirement village located in the North Hills area. The outstanding principal balance totaled $2.3 million at September 30, 2003. During the quarter ended September 30, 2003 the Savings Bank purchased approximately $388 thousand of remaining participating bank interests. Payments continue to be received on a timely basis. The Company recorded interest received on this credit on a cost recovery basis.

     The Company has one non-accruing commercial real estate loan relationship, with a carrying value of approximately $1 million, to a personal care home that was originally part of the retirement village loan discussed above. Due to the low occupancy of the personal care home, and the related cash drain on the retirement village, the Savings Bank "carved out" approximately $1 million of loan debt from the retirement village, assigned that $1 million in debt to the personal care home, and allowed one of the obligors - a geriatric physician - to separately own and operate the personal care home as a separate facility. The borrower was in compliance with a written loan work-out agreement until February 2002. Sporadic payments have been received since March 2002. The borrower alleges insufficient operating cash, along with the loss of other income, to service the debt. The Savings Bank also holds three other loans, totaling $363 thousand, secured by pledges of various real estate and chattel, to this same borrower which were non-accrual as of September 30, 2002. During the quarter ended December 31, 2002, the obligor filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. The Savings Bank obtained title to the personal care home and related real property during the quarter ended September 30, 2003 and anticipates a sale of such property during the second quarter of fiscal 2004, with estimated proceeds of approximately $500 thousand. The Company and its legal counsel are also investigating other claims and remedies against other properties pledged as collateral for these loans.

     As of September 30, 2003, the Company has one non-accruing commercial real estate loan, secured by a small store front and three apartment units, with a principal balance of $103 thousand. The obligors have filed for bankruptcy under Chapter 7 of the Federal Bankruptcy Code. In January 2003 the Bankruptcy Court entered an Order authorizing the listing for sale of the real property securing the loan, ordered interest only payments to begin in February 2003 and granted.

Relief from the Automatic Stay to Foreclosure effective June 2003. The Company has collected nominal rent on a sporadic basis with a sheriff's sale scheduled for the second quarter of fiscal 2004.

     During the three months ended September 30, 2003, approximately $58 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the quarter ended September 30, 2003. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

     During the three months ended September 30, 2003, the level of market interest rates remained at relatively low levels due to the Federal Reserve's accommodative monetary policy and the weakness in the national economy.

     Due to the rapid and sustained decline in market interest rates, the Company's loan, investment and mortgage-backed securities portfolios experienced much higher than anticipated levels of prepayments. Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the three months ended September 30, 2003, totaled $20.3 million, $82.9 million and $61.2 million, respectively.

     In response to higher levels of liquidity the Company began to rebalance its loan, investment and mortgage-backed securities portfolios. Due to the low level of market interest rates, the Company continued to reduce its originations of long-term fixed rate mortgages while continuing to offer consumer home equity and construction loans. The Company's commercial loan exposure was also reduced in recognition of the weaknesses in the national and local economies. The Company purchased callable floating rate government agency bonds and floating rate CMOs in order to provide current income and protection against an eventual rise in market interest rates. Each of the aforementioned strategies also helped to improve the interest-rate and liquidity risks associated with the Savings Bank's customers' liquidity preference for shorter term deposit products.

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

     During the quarter ended September 30, 2003, principal investment purchases were comprised of: investment grade corporate bonds - $2.1 million with a weighted average yield of approximately 1.95%; callable floating rate government agency bonds which will reprice quarterly within one year - $94.2 million with a weighted average yield of approximately 2.83%; investment grade commercial paper
- $51.0 million with a weighted average yield of approximately 1.32%; and floating rate collateralized mortgage obligations - $32.4 million with an original weighted average yield of approximately 2.55%. Major investment proceeds received during the quarter ended September 30, 2003 were: investment grade corporate bonds - $16.3 million with a weighted average yield of approximately 3.31%; investment grade commercial paper - $65.6 million with a weighted average yield of approximately 1.38%; and tax-free municipal commercial paper - $1.0 million with a weighted average yield of approximately 1.24%.

     As of September 30, 2003, the implementation of these asset and liability management initiatives resulted in the following:

     1) the Company's liquidity profile remains high with the investment portfolio's stated final maturities as follows: less than 1 year:
          $61.3 million or 20.8%;  1-3 years:  $1.1 million or 0.4%;  3-5 years:
          $24 thousand or 0.01%; over 5 years: $232.4 million or 78.8%;

     2)   $96.9  million  or  45.8%  of  the  Company's   investment   portfolio
          (including FHLB stock) was comprised of floating rate bonds which will reprice quarterly within one year;

     3) $70.9 million or 85.4% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were comprised of floating rate instruments;

     4) the maturity distribution of the Company's borrowings is as follows: less than 1 year: $29.5 million or 16.5%; 1-3 years: $4.2 or 2.3%; 3-5 years:  $3.0 million or 1.7%;  over 5 years:  $142.1 million or 79.5%;
          and

     5) an aggregate of $32.2 million or 41.5% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months.

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

                                             September 30,        June 30,
                                             -------------   -----------------------
                                                  2003          2003          2002
                                             -------------   -----------------------
                                                     (Dollars in Thousands)
Interest-earning assets maturing or

   repricing within one year                 $  300,824        $262,782    $ 252,467
Interest-bearing liabilities maturing or
   repricing within one year                    169,628         133,418      142,823
                                             -----------     -----------  ----------

Interest sensitivity gap                     $  131,196        $129,364    $ 109,644
Interest sensitivity gap as a percentage of  ===========     ===========  ==========
   total assets                                    33.7%           35.2%        27.1%
Ratio of assets to liabilities
   maturing or repricing within one year          177.3%          197.0%       176.8%



     During the quarter ended September 30, 2003, the Company managed its one year interest sensitivity gap by: (1) purchasing floating rate U.S. Government Agency bonds which will reprice quarterly beginning within one year; and (2) purchasing floating rate CMO's which reprice on a monthly basis; and (3) generally limiting incremental corporate bond purchases to those with repricing dates within 3 months.

     The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at September 30, 2003. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.



                                                     Cumulative Stressed Repricing Gap
                                                     ---------------------------------



                     Month 3      Month 6      Month 12      Month 24      Month 36      Month 60        Long Term
                     -------      -------      --------      --------      --------      --------        ---------
                                                          (Dollars in Thousands)

Base Case Up 200 bp
-------------------
Cummulative     Gap
($'s)                  19,518        36,266      124,676        141,680       126,497       130,204          27,983
% of Total
  Assets                  5.0%          9.3%        32.0%          36.4%         32.5%         33.4%            7.2%
Base Case Up 100 bp
-------------------
Cummulative     Gap
($'s)                  19,911        36,951      125,703        158,938       156,200       166,897          27,983
% of Total
  Assets                  5.1%          9.5%        32.3%          40.8%         40.1%         42.9%            7.2%
Base Case No Change
-------------------
Cummulative     Gap
($'s)                  21,720        40,104      131,196        170,691       169,831       174,923          27,983
% of Total
  Assets                  5.6%         10.3%        33.7%          43.8%         43.6%         44.9%            7.2%
Base Case Down 100 bp
---------------------
Cummulative     Gap
($'s)                  23,967        43,963      136,816        178,041       176,838       177,932          27,983
% of Total
  Assets                  6.2%         11.3%        35.1%          45.7%         45.4%         45.7%            7.2%
Base Case Down 200 bp
---------------------
Cummulative     Gap
($'s)                  25,768        46,887      145,573        187,096       184,197       183,080          27,983
% of Total
  Assets                  6.6%         12.0%        37.4%          48.0%         47.3%         47.0%            7.2%


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

     The following table presents the simulated impact of a 100 and 200 basis point upward or downward shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2003.



           Analysis of Sensitivity to Changes in Market Interest Rates
           -----------------------------------------------------------

                                                             Modeled Change in Market Interest Rates
                                             -------------------------------------------------------------------------
Estimated impact on:                         -200            -100           0             +100           +200
-------------------
   Change in net interest income             -56.7%          -50.0%         0.00%         45.4%          89.4%

   Return on average equity                  -1.36%          -0.50%         5.65%         10.95%         15.84%

   Return on average assets                  -0.10%          -0.04%         0.42%          0.83%         1.23%

   Market value of equity (in
      thousands)                             $15,209         $11,541        $18,621       $20,565        $21,159


     The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2003.

                            Anticipated Transactions
--------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
Undisbursed construction and
    land development loans
      Fixed rate                                               $        332
                                                                       6.09%

      Adjustable rate                                          $      8,905
                                                                       5.09%

Undisbursed lines of credit
      Adjustable rate                                          $      6,567
                                                                       4.69%

Loan origination commitments
      Fixed rate                                               $      1,718
                                                                       5.56%

      Adjustable rate                                          $      3,846
                                                                       4.91%

Letters of credit
      Adjustable rate                                          $          5
                                                                       7.00%

Commitments to purchase mortgage-backed securities
      Adjustable rate                                          $      2,000
                                                                       2.62%
                                                               ------------
                                                               $     23,373
                                                               ============

     In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2003, the Savings Bank had one performance standby letter of credit outstanding totaling approximately $5 thousand. The performance standby letter of credit is secured by deposits with the Savings Bank, and will mature within twelve months. In the event that the obligor is unable to perform its obligations as specified in the standby letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the standby letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund this contingent obligation.

ITEM 4.

CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

    Number      Description                                                          Page
    ------      ---------------------------------------------------------------      ----
     31.1       Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive      E-1
                Officer
     31.2       Rule 13a-14(a) / 15d-14(a) Certification of the Chief                E-2
                Accounting Officer
     32.1       Section 1350 Certification of the Chief Executive Officer            E-3
     32.2       Section 1350 Certification of the Chief Accounting Officer           E-4
      99        Independent Accountant's Report                                      E-5

      (b) The Company filed a Current Report on Form 8-K dated August 15, 2003, reporting under Item 12 earnings for the three and twelve months ending June 30, 2003. The Company included as an exhibit to the Form 8-K the press release dated August 15, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WVS FINANCIAL CORP.


      November 14, 2003               BY: /s/ David J. Bursic
      Date                                --------------------------------------
                                          David J. Bursic
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


      November 14, 2003               BY: /s/ Keith A. Simpson
      Date                                --------------------------------------
                                          Keith A. Simpson
                                          Vice-President, Treasurer and Chief
                                          Accounting Officer
                                          (Principal Accounting Officer)