Form 10-Q
period 2003-12-31
WVS FINANCIAL CORP
filed 2004-02-17
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                     25-1710500
              ------------                                     ----------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification Number)

           9001 Perry Highway
        Pittsburgh, Pennsylvania                                  15237
---------------------------------------                         ---------
(Address of principal executive offices)                        (Zip Code)

                                 (412) 364-1911
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES |X| NO |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). YES |_| NO |X|

     Shares outstanding as of February 12, 2004: 2,547,322 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.       Financial Information                                         Page
-------       ---------------------                                         ----

Item 1.       Financial Statements
-------       --------------------

              Consolidated Balance Sheet as of
              December 31, 2003 and June 30, 2003
              (Unaudited)                                                     3

              Consolidated Statement of Income
              for the Three and Six Months Ended
              December 31, 2003 and 2002 (Unaudited)                          4

              Consolidated Statement of Cash Flows
              for the Six Months Ended December 31,
              2003 and 2002 (Unaudited)                                       5

              Consolidated Statement of Changes in
              Stockholders' Equity for the Six Months
              Ended December 31, 2003 (Unaudited)                             7

              Notes to Unaudited Consolidated
              Financial Statements                                            8

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations for the Three and Six Months
              Ended December 31, 2003                                        11

Item 3.       Quantitative and Qualitative Disclosures
              about Market Risk                                              17

Item 4.       Controls and Procedures                                        23

PART II.      Other Information                                             Page
--------      -----------------                                             ----

Item 1.       Legal Proceedings                                              24
Item 2.       Changes in Securities and Use of Proceeds                      24
Item 3.       Defaults upon Senior Securities                                24
Item 4.       Submission of Matters to a Vote of Security Holders            24
Item 5.       Other Information                                              24
Item 6.       Exhibits and Reports on Form 8-K                               25
              Signatures                                                     26

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (In thousands)

                                                                    December 31,       June 30,
                                                                        2003             2003
                                                                    ------------     ------------
          Assets
          ------
Cash and due from banks                                             $        915     $        921
Interest-earning demand deposits                                           2,861            1,894
                                                                    ------------     ------------
Total cash and cash equivalents                                            3,776            2,815
Investment securities available-for-sale (amortized cost of
   $8,305 and $25,310)                                                     8,717           25,641
Investment securities held-to-maturity (market value of
   $253,527 and $126,036)                                                249,799          121,841
Mortgage-backed securities available-for-sale (amortized cost of
   $3,777 and $4,219)                                                      3,928            4,387
Mortgage-backed securities held-to-maturity (market value of
   $66,428 and $107,914)                                                  66,401          107,492
Federal Home Loan Bank stock, at cost                                      7,554            7,797
Net loans receivable (allowance for loan losses of $1,285 and
$2,530)                                                                   71,894           91,669
Accrued interest receivable                                                2,559            2,800
Premises and equipment                                                     1,148            1,231
Other assets                                                               1,529            1,515
                                                                    ------------     ------------
          TOTAL ASSETS                                              $    417,305     $    367,188
                                                                    ============     ============

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                    $     12,148     $     11,302
   NOW accounts                                                           21,936           19,215
   Savings accounts                                                       43,550           44,152
   Money market accounts                                                  13,457           14,691
   Certificates of deposit                                                74,865           79,956
   Advance payments by borrowers for taxes and insurance                     811            1,610
                                                                    ------------     ------------
    Total savings deposits                                               166,767          170,926
Federal Home Loan Bank advances                                          149,236          153,390
Other borrowings                                                          67,848            9,453
Accrued interest payable                                                   1,379            1,449
Other liabilities                                                          1,631            1,352
                                                                    ------------     ------------
     TOTAL LIABILITIES                                                   386,861          336,570

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                                --               --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,738,928 and 3,736,750 shares issued                                      37               37
Additional paid-in capital                                                20,331           20,212
Treasury stock: 1,193,023 and 1,153,591 shares at cost,
    Respectively                                                         (17,449)         (16,767)
Retained earnings, substantially restricted                               27,159           26,857
Accumulated other comprehensive income                                       372              329
Unreleased shares - Recognition and Retention Plans                           (6)             (50)
                                                                    ------------     ------------
     TOTAL STOCKHOLDERS' EQUITY                                           30,444           30,618
                                                                    ------------     ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $    417,305     $    367,188
                                                                    ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                     Three Months Ended              Six Months Ended
                                                        December 31,                   December 31,
                                                ---------------------------    ---------------------------
                                                    2003            2002           2003            2002
                                                -----------     -----------    -----------     -----------
INTEREST AND DIVIDEND INCOME:
     Loans                                      $     1,331     $     2,580    $     2,858     $     5,389
     Investment securities                            2,061           1,728          3,642           3,470
     Mortgage-backed securities                         543             644          1,199           1,452
     Interest-earning deposits with other
         institutions                                     1               3              6               7
     Federal Home Loan Bank stock                        20              68             61             137
                                                -----------     -----------    -----------     -----------
          Total interest and dividend income          3,956           5,023          7,766          10,455
                                                -----------     -----------    -----------     -----------

INTEREST EXPENSE:
     Deposits                                           598             870          1,265           1,835
     Borrowings                                       2,162           2,148          4,264           4,371
                                                -----------     -----------    -----------     -----------
          Total interest expense                      2,760           3,018          5,529           6,206
                                                -----------     -----------    -----------     -----------

NET INTEREST INCOME                                   1,196           2,005          2,237           4,249
PROVISION FOR LOAN LOSSES                              (624)             --           (757)             18
                                                -----------     -----------    -----------     -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                    1,820           2,005          2,994           4,231
                                                -----------     -----------    -----------     -----------

NON-INTEREST INCOME:
     Service charges on deposits                        104              96            198             196
     Gain on sale of investments, net                    --               1             --              64
     Other                                               57              75            158             154
                                                -----------     -----------    -----------     -----------
          Total non-interest income                     161             172            356             414
                                                -----------     -----------    -----------     -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                     505             609          1,016           1,211
     Occupancy and equipment                            106              95            211             183
     Deposit insurance premium                            6               8             13              15
     Data processing                                     57              50            113              98
     Correspondent bank service charges                  37              37             76              77
     Other                                              227             246            401             580
                                                -----------     -----------    -----------     -----------
          Total non-interest expense                    938           1,045          1,830           2,164
                                                -----------     -----------    -----------     -----------

INCOME BEFORE INCOME TAXES                            1,043           1,132          1,520           2,481
INCOME TAXES                                            273             351            398             701
                                                -----------     -----------    -----------     -----------
NET INCOME                                      $       770     $       781    $     1,122     $     1,780
                                                ===========     ===========    ===========     ===========

EARNINGS PER SHARE:
     Basic                                      $      0.30     $      0.30    $      0.44     $      0.67
     Diluted                                    $      0.30     $      0.30    $      0.44     $      0.67

AVERAGE SHARES OUTSTANDING:
     Basic                                        2,560,420       2,631,112      2,567,831       2,646,522
     Diluted                                      2,569,578       2,636,633      2,577,330       2,651,926

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                 Six Months Ended
                                                                                    December 31,
                                                                             -----------------------
                                                                                2003          2002
                                                                             ---------     ---------
OPERATING ACTIVITIES

Net income                                                                   $   1,122     $   1,780
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan losses                                                      (757)           18
   Gain on sale of investments                                                      --           (64)
   Depreciation and amortization, net                                               94            62
   Amortization of discounts, premiums and deferred loan fees                      814         1,761
   Amortization of ESOP, RRP and deferred and unearned
      compensation                                                                   5            18
   Decrease (increase) in accrued interest receivable                              241          (284)
   (Decrease) increase in accrued interest payable                                 (70)            5
   Increase (decrease) in accrued and deferred taxes                               180           (29)
   Other, net                                                                      101           130
                                                                             ---------     ---------
         Net cash provided by operating activities                               1,730         3,397
                                                                             ---------     ---------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                     (20,828)       (2,381)
   Proceeds from repayments of investments and mortgage-backed securities       38,291         8,093
   Proceeds from sale of investment securities                                      --           639
Held-to-maturity:
   Purchases of investments and mortgage-backed securities                    (250,708)     (109,876)
   Proceeds from repayments of investments and mortgage-backed securities      163,133        73,241
Decrease in net loans receivable                                                19,912        25,884
Sale of real estate owned                                                          500           220
Purchase of Federal Home Loan Bank stock                                          (967)         (407)
Redemption of Federal Home Loan Bank stock                                       1,210            --
Purchases of premises and equipment                                                (11)         (288)
                                                                             ---------     ---------
         Net cash used for investing activities                                (49,468)       (4,875)
                                                                             ---------     ---------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                           Six Months Ended
                                                                             December 31,
                                                                         ---------------------
                                                                           2003         2002
                                                                         --------     --------
FINANCING ACTIVITIES

Net increase (decrease) in transaction and passbook accounts                1,731       (2,305)
Net decrease in certificates of deposit                                    (5,091)      (6,494)
Net (decrease) increase in FHLB short-term advances                        (3,875)      14,350
Net increase in other borrowings                                           58,395        4,453
Repayments of FHLB long-term advances                                        (279)      (5,000)
Net decrease in advance payments by borrowers for taxes and insurance        (799)      (1,645)
Net proceeds from issuance of common stock                                    119            2
Funds used for purchase of treasury stock                                    (682)      (1,218)
Cash dividends paid                                                          (820)        (846)
                                                                         --------     --------
         Net cash provided by financing activities                         48,699        1,297
                                                                         --------     --------

        Increase (decrease) in cash and cash equivalents                      961         (181)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                        2,815        3,177
                                                                         --------     --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                           $  3,776     $  2,996
                                                                         ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                       $  5,599     $  6,201
      Income taxes                                                       $    240     $    780

   Non-cash items:
      Pennsylvania Education Tax Credit                                  $     --     $    100
      Cancellation of unallocated RRP shares                             $     39     $     --
      Mortgage Loan Transferred to Other Assets                          $    500     $     --

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                 Accumulated
                                                                     Retained       Other
                                         Additional                  Earnings       Compre-    Unreleased   Unreleased
                               Common     Paid-In       Treasury   Substantially    hensive   Shares Held   Shares Held
                               Stock      Capital        Stock      Restricted      Income      by ESOP       by RRP        Total
                               -----      -------        -----      ----------      ------      -------       ------        -----
Balance at June 30, 2003       $   37     $ 20,212     $ (16,767)     $ 26,857     $    329     $     --     $    (50)     $ 30,618

Comprehensive income:

   Net Income                                                            1,122                                                1,122
   Other comprehensive
     income:

      Change in unrealized
        holding gains on
        securities, net of
        income tax effect
        of $22                                                                           43                                      43
                                                                                                                           --------

Comprehensive income                                                                                                          1,165

Purchase of shares for
   treasury stock                                           (682)                                                              (682)

Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                                                        5             5

Cancellation of Unallocated
   RRP Shares                                                                                                      39            39

Exercise of stock options                      119                                                                              119

Cash dividends declared
   ($0.32 per share)                                                      (820)                                                (820)
                               ------     --------     ---------      --------     --------     --------     --------      --------

Balance at Dec. 31, 2003       $   37     $ 20,331     $ (17,449)     $ 27,159     $    372     $     --     $     (6)     $ 30,444
                               ======     ========     =========      ========     ========     ========     ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
      ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

     In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity (VIE) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. Application of this Interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Small business issuers must apply this Interpretation to all other types of VIEs at the end of the first reporting period ending after December 15, 2004. The adoption of this Interpretation has not and is not expected to have a material effect on the Company's financial position or results of operations.

3.    EARNINGS PER SHARE
      ------------------

      The following table sets forth the computation of basic and diluted earnings per share.

                                              Three Months Ended              Six Months Ended
                                                 December 31,                    December 31,
                                         ---------------------------     ---------------------------
                                             2003            2002            2003            2002
                                         -----------     -----------     -----------     -----------
Weighted average common shares
   outstanding                             3,734,816       3,730,258       3,735,731       3,730,084

Average treasury stock shares             (1,174,396)     (1,099,146)     (1,167,900)     (1,083,562)

Average unearned ESOP shares                      --              --              --              --
                                         -----------     -----------     -----------     -----------

Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                               2,560,420       2,631,112       2,567,831       2,646,522

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings per
   share                                       9,158           5,521           9,499           5,404
                                         -----------     -----------     -----------     -----------

Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                               2,569,578       2,636,633       2,577,330       2,651,926
                                         ===========     ===========     ===========     ===========

Net income                               $   770,260     $   781,465     $ 1,122,125     $ 1,781,310
                                         ===========     ===========     ===========     ===========

Earnings per share:
     Basic                               $      0.30     $      0.30     $      0.44     $      0.67
     Diluted                             $      0.30     $      0.30     $      0.44     $      0.67
                                         ===========     ===========     ===========     ===========

      All options at December 31, 2003 and December 31, 2002 were included in the computation of diluted earnings per share.

4.    STOCK BASED COMPENSATION DISCLOSURE
      -----------------------------------

     As permitted under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation," the Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's financial statements. Had compensation expense included stock option plan costs determined based on the fair value at the grant dates for options granted under these plans consistent with Statement No. 123, pro forma net income and earnings per share would not have been materially different than that presented on the Consolidated Statement of Income.

5.    COMPREHENSIVE INCOME
      --------------------

      Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows:

                                    Three Months Ended                      Six Months Ended
                                       December 31,                           December 31,
                           ------------------------------------    ------------------------------------
                                 2003                2002                2003                2002
                           ----------------    ----------------    ----------------    ----------------
                                                      (Dollars in Thousands)
Net income                           $  770              $  781              $1,122              $1,780
Other comprehensive
  income:
    Unrealized gains on
    available for sale
    securities             $   82              $   44              $   65              $  214

  Less:
    Reclassification
    adjustment for gain
    included in net
    income                     --                   1                  --                  64
                           ------    ------    ------    ------    ------    ------    ------    ------
Other comprehensive
  income before tax                      82                  43                  65                 150
Income tax expense
  related to other
  comprehensive income                   28                  15                  22                  51
                                     ------              ------              ------              ------
Other comprehensive
  income, net of tax                     54                  28                  43                  99
                                     ------              ------              ------              ------
Comprehensive income                 $  824              $  809              $1,165              $1,879
                                     ======              ======              ======              ======

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003

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

     West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2003.

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


FINANCIAL CONDITION

     The Company's assets totaled $417.3 million at December 31, 2003, as compared to $367.2 million at June 30, 2003. The $50.1 million or 13.6% increase in total assets was primarily comprised of a $110.8 million or 71.3% increase in investment securities and FHLB stock, and a $967 thousand or 51.1% increase in interest-bearing demand deposits, which were partially offset by a $41.5 million or 37.1% decrease in mortgage-backed securities, a $19.8 million or 21.6% decrease in net loans receivable, and a $241 thousand or 8.6% decrease in accrued interest receivable.

     The Company's total liabilities increased $50.3 million or 14.9% to $386.9 million as of December 31, 2003, from $336.6 million as of June 30, 2003. The $50.3 million increase in total liabilities was primarily comprised of a $58.4 million or 617.7% increase in other short-term borrowings, and a $280 thousand or 20.7% increase in other liabilities, which were partially offset by a $4.2 million or 2.7% decrease in FHLB advances, and a $4.2 million or 2.4% decrease in total savings deposits. Certificates of deposit decreased $5.1 million, money market accounts decreased $1.2 million, advance payments by borrowers for taxes and insurance decreased $799 thousand and passbook accounts decreased $602 thousand while demand deposits increased $3.6 million.

     Total stockholders' equity decreased $174 thousand or 0.6% to $30.4 million as of December 31, 2003, from approximately $30.6 million as of June 30, 2003. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $682 thousand and $820 thousand, respectively, which were partially funded by net income of $1.1 million for the six months ended December 31, 2003.

RESULTS OF OPERATIONS

     General. WVS reported net income of $770 thousand or $0.30 diluted earnings per share and $1.1 million or $0.44 diluted earnings per share for the three and six months ended December 31, 2003, respectively. Net income decreased by $11 thousand or 1.4% and diluted earnings per share remained constant for the three months ended December 31, 2003, when compared to the same period in 2002. The decrease in net income was primarily attributable to a $809 thousand decrease in net interest income and a $11 thousand decrease in non-interest income, which were partially offset by a $624 thousand decrease in provision for loan losses, a $107 thousand decrease in non-interest expense, and a $78 thousand decrease in income tax expense. For the six months ended December 31, 2003, net income decreased by $658 thousand or 37.0% and diluted earnings per share decreased $0.23 or 34.3% when compared to the same period in 2002. The decrease was principally the result of a $2.0 million decrease in net interest income and a $58 thousand decrease in non-interest income, which were partially offset by a $775 thousand decrease in provision for loan losses, a $334 thousand decrease in non-interest expense, and a $303 thousand decrease in income tax expense.

     Net Interest Income. The Company's net interest income decreased by $809 thousand or 40.3% and $2.0 million or 47.4% for the three and six months ended December 31, 2003, respectively, when compared to the same periods in 2002. The decrease in net interest income for both the three and six month periods were principally attributable to lower rates earned on Company assets due to historically low market interest rates, lower average balances of net loans receivable, and higher average balances of longer-term fixed rate borrowings outstanding, which were partially offset by lower rates paid on deposits and increased average balances of the Company's mortgage-backed and investment securities portfolios. The Company experienced higher levels of repayments on its loan portfolio due to refinancing activities for the three and six months ended December 31, 2003.

     Interest Income. Interest on net loans receivable decreased $1.2 million or 48.4% and $2.5 million or 47.0% for the three and six months ended December 31, 2003, respectively, when compared to the same periods in 2002. The decrease for the three months ended December 31, 2003 was attributable to a decrease of $70.0 million in the average balance of net loans receivable outstanding and a decrease of 58 basis points in the weighted average yield earned on net loans receivable for the three months ended December 31, 2003, when compared to the same period in 2002. The decreased for the six months ended December 31, 2003 was attributable to a decrease of $62.7 million in the average balance of net loans receivable outstanding and a decrease of 47 basis points on the weighted average yield earned for the six months ended December 31, 2003, when compared to the same period in 2002. The decreases in the average loan balance outstanding for the three and six months ended December 31, 2003, were primarily attributable to increased levels of mortgage prepayments and refinancings due to lower market rates on mortgages. As part of its asset/liability management strategy, the Company has limited its origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

     Interest on mortgage-backed securities ("MBS") decreased $101 thousand or 15.7% and $253 thousand or 17.4% for the three and six months ended December 31, 2003, respectively, when compared to the same periods in 2002. The decrease for the three months ended December 31, 2003 was primarily attributable to a 95 basis point decrease in the weighted average yield earned on MBS for the period, which was partially offset by a $8.0 million increase in the average balance of MBS outstanding for the three months ended December 31, 2003, when compared to the same period in 2002. The decrease for the six months ended December 31, 2003 was attributable to a decrease of 131 basis points in the weighted average yield earned on MBS for the period which was partially offset by a $16.6 million increase in the average balance of MBS outstanding for the six months ended December 31, 2003. The decrease in the weighted average yield earned on MBS was consistent with market conditions for the three and six months ended December 31, 2003, and reflects the higher proportion of floating rate MBS in the portfolio. The increase in the average balances of MBS during the three and six months ended December 31, 2003 was primarily attributable to the reinvestment of a portion of the Company's loan payment proceeds into floating rate MBS.

     Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock ("other investment securities") increased by $283 thousand or 15.7% and $95 thousand or 2.6% for the three and six months ended December 31, 2003, respectively, when compared to the same periods in 2002. The increase for the three months ended December 31, 2003 was principally attributable to a $68.8 million increase in the average balance of other investment securities outstanding for the three months ended December 31, 2003, when compared to the same period in 2002, which was partially offset by a 90 basis point decrease in the weighted average yield earned on other investment securities when compared to the same period in 2002. The increase for the six months ended December 31, 2003 was primarily attributable to a $43.9 million increase in the average balance of other investment securities outstanding for the six months ended December 31, 2003, which was partially offset by a 135 basis point decrease in the weighted average yield earned on other investment securities when compared to the same period in 2002. The decrease in the weighted average yield earned was consistent with market conditions and the increased proportion of other investment securities comprised of floating rate obligations for the three and six months ended December 31, 2003. The increase in the average balance of other investment securities outstanding during the three and six months ended December 31, 2003, was principally attributable to the reinvestment of a portion of the Company's loan payment proceeds into callable floating rate U.S. government sponsored agency bonds.

     Interest Expense. Interest expense on deposits and escrows decreased $272 thousand or 31.3% and $570 thousand or 31.1% for the three and six months ended December 31, 2003, respectively, when compared to the same periods in 2002. The decrease in interest expense on deposits and escrows for the three months ended December 31, 2003, was attributable to a 64 basis point decrease in the weighted average yield paid on interest-bearing deposits and escrows for the three months ended December 31, 2003, and a $4.6 million decrease in the weighted average balance of interest-bearing deposits and escrows for the three months ended December 31, 2003, when compared to the same period in 2002. The decrease for the six months ended December 31, 2003 was primarily attributable to a 66 basis point decrease in the weighted average yield paid on interest-bearing deposits and escrows for the six months ended December 31, 2003, when compared to the same period in 2002, and a $5.7 million decrease in the average balance of interest-bearing deposits and escrows for the six months ended December 31, 2003 when compared to the same period in 2002. The average yield paid on interest-bearing deposits was consistent with market conditions for the three and six months ended December 31, 2003.

     Interest on FHLB advances and other borrowings increased $14 thousand or 0.7% and decreased $107 thousand or 2.4% for the three and six months ended December 31, 2003, respectively, when compared to the same periods in 2002. The increase for the three months ended December 31, 2003, was attributable to a $20.7 million increase in the average balance of FHLB advances and other borrowings for the period which was partially offset by a 50 basis point decrease in the weighted average rate paid on such borrowings when compared to the same period in 2002. The decrease for the six months ended December 31, 2003 was principally attributable to a 21 basis point decease in the weighted average rate paid on FHLB advances and other borrowings for the six month period ended December 31, 2003 when compared to the same period in 2002, which was partially offset by a $3.3 million increase in the average balance of such borrowings when compared to the same period in 2002. The weighted average rate paid on FHLB advances and other borrowings declined less than the decline in market interest rates due to the longer average maturity of the Company's fixed-rate FHLB advances outstanding and a higher proportion of long-term borrowings to total borrowings.

     Provision for Loan Losses. A provision for loan losses is charged to earnings to maintain the total allowance at a level considered adequate by management to absorb probable losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio considering past experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

     The Company reduced its provision for loan losses by $624 thousand and $775 thousand for the three and six months ended December 31, 2003, respectively, when compared to the same periods in 2002. At December 31, 2003, the Company's total allowance for loan losses amounted to $1.3 million or 1.8% of the Company's total loan portfolio, as compared to $2.5 million or 2.7% at June 30, 2003. The decrease in the provision for loan losses is primarily the result of reduced levels of net loans receivable, the sale of a participating interest in a restructured commercial real estate loan during the quarter ended December 31, 2003 and collections on past due loans.

     Non-Interest Income. Non-interest income decreased by $11 thousand or 6.4% and $58 thousand or 14.0% for the three and six months ended December 31, 2003, respectively, when compared to the same periods in 2002. The decrease for the three months ended December 31, 2003 was primarily attributable to a $12 thousand decrease in miscellaneous operating income and a $9 thousand decrease in ATM fee income, which were partially offset by a $8 thousand increase in service charge income earned on deposits. The decrease for the six months ended December 31, 2003 was primarily attributable to the absence of $64 thousand in pre-tax gains recognized in the comparable quarter of fiscal 2002 on the sale of investments from the Company's investment portfolio and a $15 thousand decrease in ATM fee income, which were partially offset by a $14 thousand increase in correspondent mortgage application fee income, a $2 thousand increase in service charge income earned on deposits, a $3 thousand increase in other real estate owned gross income, and $2 thousand increase in credit card fee income.

     Non-Interest Expense. Non-interest expense decreased $107 thousand or 10.2% and $334 thousand or 15.4% for the three and six months ended December 31, 2003, respectively, when compared to the same periods in 2002. The decrease for the three months ended December 31, 2003 was principally attributable to a $104 thousand decrease in payroll related costs and a $15 thousand decrease in legal expenses and costs associated with the work-out of non-performing assets which were partially offset by a $11 thousand increase in equipment expenses incurred to upgrade the Savings Bank's technology platform and a $7 thousand increase in data processing expenses, when compared to the same period in 2002. The decrease for the six months ended December 31, 2003 was principally attributable to a $195 thousand decrease in payroll related costs, a $111 thousand decrease in charitable contributions eligible for Pennsylvania Education Tax Credits, a $48 thousand decrease in legal expenses and costs associated with the work-out of non-performing assets and a $15 thousand decrease in provisions for loan loss on other real estate owned which were partially offset by a $28 thousand increase in equipment expense incurred to upgrade the Savings Bank's technology platform and a $15 thousand increase in data processing expense, when compared to the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $1.7 million during the six months ended December 31, 2003. Net cash provided by operating activities was primarily comprised of $1.1 million of net income, $814 thousand in amortization of discounts, premiums and deferred loan fees, a $241 thousand decrease in accrued interest receivables, $180 thousand decrease in accrued and deferred taxes, which were partially offset by a $757 thousand decrease in the provision for loan losses.

     Funds used for investing activities totaled $49.4 million during the six months ended December 31, 2003. Primary uses of funds during the six months ended December 31, 2003, included $271.5 million for purchases of investment and mortgage-backed securities, which was partially offset by $201.7 million from repayments of investment and mortgage-backed securities and including Federal Home Loan Bank stock, and a $19.9 million decrease in net loans receivable.

     Funds provided by financing activities totaled $48.7 million for the six months ended December 31, 2003. The primary sources included a $58.4 million increase in other short-term borrowings and a $1.7 million increase in transaction and passbook accounts, which were partially offset by a $5.1 million decrease in certificates of deposit, a $3.9 million decrease in short-term FHLB advances, $820 thousand in cash dividends paid on the Company's common stock, a $799 thousand decrease in escrow accounts and $682 thousand in purchased treasury stock. Management believes that it currently is maintaining adequate liquidity and continues to better match funding sources with lending and investment opportunities.

     During the quarter ended December 31, 2003, the Company incurred approximately $259.5 million in other short-term borrowings with a weighted average rate of 1.10%. During the three months ended December 31, 2003, the Company repaid $220.2 million of other short-term borrowings and $600 thousand of various short-term FHLB borrowings with weighted average rates of 1.10% and 1.26%, respectively.

     The Company's primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At December 31, 2003, the total approved loan commitments outstanding amounted to $2.4 million. At the same date, commitments under unused lines of credit amounted to $6.4 million, the unadvanced portion of construction loans approximated $11.5 million and commitments to fund security purchases totaled $300 thousand. Certificates of deposit scheduled to mature in one year or less at December 31, 2003, totaled $50.3 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

     On January 26, 2004, the Company's Board of Directors declared a cash dividend of $0.16 per share payable February 19, 2004, to shareholders of record at the close of business on February 9, 2004. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

     As of December 31, 2003, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $30.1 million or 17.7% and $31.5 million or 18.5%, respectively, of total risk-weighted assets, and Tier I leverage capital of $30.1 million or 7.65% of average quarterly assets.

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

     The Company's nonperforming assets at December 31, 2003, totaled approximately $716 thousand or 0.17% of total assets as compared to $3.5 million or 0.95% of total assets at June 30, 2003. Nonperforming assets at December 31, 2003 consisted of: two commercial real estate loans totaling $2.3 million, one construction and land development loan totaling $58 thousand, two commercial loans totaling $64 thousand, two single-family real estate loans totaling $144 thousand, one home equity line of credit totaling $13 thousand, and one consumer loan totaling $3 thousand.

     The $2.8 million decrease in nonperforming assets during the six months ended December 31, 2003 was primarily attributable to: the $1.4 million reclassification of a commercial real estate loan from nonperforming to restructured, a $591 thousand net reduction from the purchase and subsequent resale of related participating interests, a $509 thousand reduction related to the sale of a personal care home and a $488 thousand charge off related to a bankruptcy discussed below.

     The Company has one non-accruing commercial real estate loan relationship, with an outstanding balance of approximately $818 thousand, to a personal care home that was originally part of the restructured retirement village loan discussed below. Due to the low occupancy of the personal care home, and the related cash drain on the retirement village, the Savings Bank "carved out" approximately $1 million of loan debt from the retirement village, assigned that $1 million in debt to the personal care home, and allowed one of the obligors - a geriatric physician - to separately own and operate the personal care home as a separate facility. The borrower was in compliance with a written loan work-out agreement until February 2002. Sporadic payments have been received since March 2002. The borrower alleges insufficient operating cash, along with the loss of other income, to service the debt. The Savings Bank also holds two other loans, totaling $81 thousand, secured by pledges of various real estate and chattel, to this same borrower which were non-accrual as of September 30, 2002. During the quarter ended December 31, 2002, the obligor filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. The Savings Bank obtained title to the personal care home and related real property during the quarter ended September 30, 2003 and sold such property during the quarter ended December 31, 2003, with proceeds of approximately $509 thousand applied to the loan balance. During the quarter ended December 31, 2003 the Company charged off approximately $488 thousand in connection with this relationship based upon estimated liquidation values of the remaining underlying collateral. The Company and its legal counsel are also investigating other claims and remedies against the obligors and other properties pledged as collateral for these loans.

     As of December 31, 2003, the Company has one non-accruing commercial real estate loan, secured by a small store front and three apartment units, with an outstanding balance of $122 thousand. The obligors have filed for bankruptcy under Chapter 7 of the Federal Bankruptcy Code. In January 2003 the Bankruptcy Court entered an Order authorizing the listing for sale of the real property securing the loan, ordered interest only payments to begin in February 2003 and granted Relief from the Automatic Stay to Foreclosure effective June 2003. The Company has collected nominal rent on a sporadic basis. The property was bought back at a Sheriff's Sale in December 2003 and the Company anticipates the sale of such property during the third quarter of fiscal 2004 with anticipated proceeds of approximately $90 thousand.

     The Company has one restructured commercial real estate loan to a retirement village located in the North Hills. The Savings Bank's outstanding principal balance totaled $2.0 million at June 30, 2003. During the quarter ended September 30, 2003 the Savings Bank redeemed $388 thousand of participating interests. During the quarter ended December 31, 2003 the Bank sold a forty percent participating interest to another financial institution at par for proceeds totaling $979 thousand. The Savings Bank's outstanding principal balance totaled $1.4 million at December 31, 2003. The Company had recorded interest received on this credit on a cost recovery basis until September 30, 2003 and is now recording interest income on a cash basis.

     During the six months ended December 31, 2003, approximately $69 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the six months ended December 31, 2003. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

     During the six months ended December 31, 2003, the level of market interest
rates  remained  at  relatively   low  levels  due  to  the  Federal   Reserve's
accommodative monetary policy and the weakness in the national economy.

     Due to the rapid and sustained decline in market interest rates, the Company's loan, investment and mortgage-backed securities portfolios experienced much higher than anticipated levels of prepayments. Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the six months ended December 31, 2003, totaled $35.4 million, $123.1 million and $78.3 million, respectively.

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

     During the quarter ended December 31, 2003, principal investment purchases were comprised of: government agency step-up bonds which will reprice within 2 years - $66.5 million with a weighted average yield of approximately 4.81%; callable floating rate government agency bonds which will reprice quarterly within one year - $20.0 million with a weighted average yield of approximately 3.02%; and floating rate collateralized mortgage obligations - $4.4 million with an original weighted average yield of approximately 2.65%. Major investment proceeds received during the quarter ended December 31, 2003 were: investment grade corporate bonds - $19.6 million with a weighted average yield of approximately 3.78%; government agency bonds - $18.0 million with a weighted average yield of approximately 2.74%; investment grade commercial paper - $2.0 million with a weighted average yield of approximately 1.55%; and tax-free municipal bonds - $300 thousand with a weighted average yield of approximately 1.88%.

     As of December 31, 2003, the implementation of these asset and liability management initiatives resulted in the following:

     1) the Company's liquidity profile remains high with the investment portfolio's stated final maturities as follows: less than 1 year:
          $40.2 million or 12.2%;  1-3 years:  $0.0 million or 0.0%;  3-5 years:
          $47 thousand or 0.02%; over 5 years: $288.6 million or 87.8%;

     2)   $90.8  million  or  34.1%  of  the  Company's   investment   portfolio
          (including FHLB stock) was comprised of floating rate bonds which will reprice quarterly within one year;

     3) $87.9 million or 33.0% of the Company's investment portfolio (including FHLB stock) was comprised of U.S. Government Agency Step-up bonds which will reprice from initial rates of 3.00% - 4.50% up to 7.00% within two years;

     4)   $40.2  million  or  15.1%  of  the  Company's   investment   portfolio
          (including FHLB stock) was comprised of investment grade corporate bonds with remaining maturities of less than one year;

     5) $60.4 million or 86.1% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were comprised of floating rate instruments;

     6) the maturity distribution of the Company's borrowings is as follows: less than 1 year: $67.8 million or 31.3%; 1-3 years: $4.2 or 1.9%; 3-5 years:  $3.0 million or 1.4%;  over 5 years:  $142.1 million or 65.4%;
          and

     7) an aggregate of $33.6 million or 46.7% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months.

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

                                               December 31,              June 30,
                                               ------------    ---------------------------
                                                   2003            2003            2002
                                               ------------    -----------     -----------
                                                        (Dollars in Thousands)
Interest-earning assets maturing or
   repricing within one year                   $   266,026     $   262,782     $   252,467

Interest-bearing liabilities maturing or
   repricing within one year                       207,733         133,418         142,823
                                               -----------     -----------     -----------

Interest sensitivity gap                       $    58,293     $   129,364     $   109,644
                                               ===========     ===========     ===========

Interest sensitivity gap as a percentage of
   total assets                                       14.0%           35.2%           27.1%

Ratio of assets to liabilities
   maturing or repricing within one year             128.1%          197.0%          176.8%

     During the quarter ended December 31, 2003, the Company managed its one year interest sensitivity gap by: (1) purchasing U.S. Government Agency Step-up bonds which will reprice from initial rates of 4% - 4.5 % up to 7% within two years; (2) purchasing floating rate U.S. Government Agency bonds which will reprice quarterly beginning within one year; and (3) purchasing floating rate CMO's which reprice on a monthly basis.

     The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at December 31, 2003. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

                        Cumulative Stressed Repricing Gap
                        ---------------------------------

                           Month 3      Month 6     Month 12     Month 24     Month 36     Month 60     Long Term
                           -------      -------     --------     --------     --------     --------     ---------
                                                          (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
  Gap ($'s)               (77,893)     (50,866)      13,663       30,114       (2,522)       1,689        27,386
% of Total
  Assets                    -18.7%       -12.2%         3.3%         7.2%        -0.6%         0.4%          6.6%
Base Case Up 100 bp
-------------------
Cummulative
  Gap ($'s)               (44,961)     (17,166)      48,967      125,942      152,089      158,049        27,386
% of Total
  Assets                    -10.8%        -4.1%        11.7%        30.2%        36.4%        37.8%          6.6%
Base Case No Change
-------------------
Cummulative
  Gap ($'s)               (42,302)     (12,363)      58,293      166,118      164,380      168,260        27,386
% of Total
  Assets                    -10.1%        -3.0%        14.0%        39.8%        39.4%        40.3%          6.6%
Base Case Down 100 bp
---------------------
Cummulative
  Gap ($'s)               (37,531)      (4,234)      71,241      176,234      171,154      170,850        27,386
% of Total
  Assets                     -9.0%        -1.0%        17.1%        42.2%        41.0%        40.9%          6.6%
Base Case Down 200 bp
---------------------
Cummulative
  Gap ($'s)               (35,465)      14,346      120,090      179,036      172,161      170,991        27,386
% of Total
  Assets                     -8.5%         3.4%        28.8%        42.9%        41.2%        40.9%          6.6%


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

     The following table presents the simulated impact of a 100 and 200 basis point upward or downward shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2003.

           Analysis of Sensitivity to Changes in Market Interest Rates
           -----------------------------------------------------------

                                           Modeled Change in Market Interest Rates
                                    ------------------------------------------------------
Estimated impact on:                   -200       -100          0        +100        +200
   Change in net interest income      -22.7%     -13.8%      0.00%        9.7%       34.4%

   Return on average equity           -3.62%     -4.90%      6.83%       8.16%      11.47%

   Return on average assets           -0.26%     -0.35%      0.49%       0.59%       0.85%

   Market value of equity (in
      thousands)                    $17,041    $14,204    $19,113     $17,841     $10,719

     The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2003.

                          Anticipated Transactions
      -----------------------------------------------------------------------
                                                       (Dollars in Thousands)
      Undisbursed construction and
          land development loans
            Fixed rate                                        $ 3,374
                                                                 5.47%

            Adjustable rate                                   $ 8,133
                                                                 4.99%

      Undisbursed lines of credit
            Adjustable rate                                   $ 6,375
                                                                 4.61%

      Loan origination commitments
            Fixed rate                                        $ 2,306
                                                                 6.11%

            Adjustable rate                                   $   113
                                                                 4.57%

      Letters of credit
            Adjustable rate                                   $     5
                                                                 7.00%

      Commitments to purchase tax-free municipal bonds
            Fixed rate                                        $   300
                                                                 1.70%
                                                              -------
                                                              $20,606
                                                              =======

     In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2003, the Savings Bank had one performance standby letter of credit outstanding totaling approximately $5 thousand. The performance standby letter of credit is secured by deposits with the Savings Bank, and will mature within nine months. In the event that the obligor is unable to perform its obligations as specified in the standby letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the standby letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund this contingent obligation.

ITEM 4.

CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      (a)   An annual meeting of stockholders was held on October 28, 2003.

      (b)   Not applicable.

      (c) Two matters were voted upon at the annual meeting held on October 28, 2003: Item 1: Proposal to elect two directors for a four-year term or until their successors are elected and qualified; Item 2: Proposal to ratify the appointment by the Board of Directors of S.R. Snodgrass, A.C. as the Company's independent auditors for the fiscal year ending June 30, 2004.

            Each of the two proposals received stockholder approval. The voting record with respect to each item voted upon is enumerated below:

              Item             Nominee
              Number       (if Applicable)           For      Against    Abstain
              ------       ---------------           ---      -------    -------

                1      Arthur H. Brandt           2,071,309   80,752

                       Lawrence M. Lehman         2,074,109   77,952

                2      Ratification of Auditors   2,138,429    8,767      4,865

            There were no broker non-votes cast with respect to any matter voted upon.

      (d)   Not applicable.

ITEM 5. Other Information
        -----------------

      Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

      (a) The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

               Number     Description                                                  Page
               ------     ----------------------------------------------------------   ----

                31.1      Rule 13a-14(a) / 15d-14(a) Certification of the Chief
                          Executive Officer                                            E-1

                31.2      Rule 13a-14(a) / 15d-14(a) Certification of the Chief
                          Accounting Officer                                           E-2

                32.1      Section 1350 Certification of the Chief Executive Officer    E-3

                32.2      Section 1350 Certification of the Chief Accounting Officer   E-4

                99        Independent Accountants' Report                              E-5

      (b) The Company filed a Current Report on Form 8-K dated October 22, 2003, reporting under Item 12 earnings for the three months ending September 30, 2003. The Company included as an exhibit to the Form 8-K the press release dated October 22, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           WVS FINANCIAL CORP.


      February 17, 2004               BY:  /s/ David J. Bursic
      Date                                 -------------------------------------
                                           David J. Bursic
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


      February 17, 2004               BY:  /s/ Keith A. Simpson
      Date                                 -------------------------------------
                                           Keith A. Simpson
                                           Vice-President, Treasurer and
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)