Form 10-Q
period 2004-03-31
WVS FINANCIAL CORP
filed 2004-05-17
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                        25-1710500
    ------------------------------                        ----------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification Number)

           9001 Perry Highway
        Pittsburgh, Pennsylvania                                  15237
 --------------------------------------                         ---------
(Address of principal executive offices)                        (Zip Code)

                                 (412) 364-1911
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

YES |X|  NO |_|
    ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

YES |_|  NO |X|
            ---

      Shares outstanding as of May 13, 2004: 2,479,822 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.           Financial Information                                     Page
-------           ---------------------                                     ----

Item 1.           Financial Statements

                  Consolidated Balance Sheet as of
                  March 31, 2004 and June 30, 2003
                  (Unaudited)                                                3

                  Consolidated Statement of Income
                  for the Three and Nine Months Ended
                  March 31, 2004 and 2003 (Unaudited)                        4

                  Consolidated Statement of Cash Flows
                  for the Nine Months Ended March 31,
                  2004 and 2003 (Unaudited)                                  5

                  Consolidated Statement of Changes in
                  Stockholders' Equity for the Nine Months
                  Ended March 31, 2004 (Unaudited)                           7

                  Notes to Unaudited Consolidated
                  Financial Statements                                       8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations for the Three and Nine Months
                  Ended March 31, 2004                                       11

Item 3.           Quantitative and Qualitative Disclosures
                  about Market Risk                                          17

Item 4.           Controls and Procedures                                    22

PART II.          Other Information                                         Page
--------          -----------------                                         ----

Item 1.           Legal Proceedings                                          22
Item 2.           Changes in Securities, Use of Proceeds and
                  Issuer Purchases of Equity Securities                      23
Item 3.           Defaults upon Senior Securities                            23
Item 4.           Submission of Matters to a Vote of Security Holders        23
Item 5.           Other Information                                          23
Item 6.           Exhibits and Reports on Form 8-K                           24
                  Signatures                                                 25

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (In thousands)

                                                                     March 31, 2004     June 30, 2003
                                                                     --------------     -------------
          Assets
          ------
Cash and due from banks                                                 $     747         $     921
Interest-earning demand deposits                                            2,309             1,894
                                                                        ---------         ---------
Total cash and cash equivalents                                             3,056             2,815
Investment securities available-for-sale (amortized cost of
   $8,864 and $25,310)                                                      9,320            25,641
Investment securities held-to-maturity (market value of
   $216,228 and $126,036)                                                 212,165           121,841
Mortgage-backed securities available-for-sale (amortized cost of
   $3,560 and $4,219)                                                       3,714             4,387
Mortgage-backed securities held-to-maturity (market value of
   $88,791 and $107,914)                                                   88,621           107,492
Federal Home Loan Bank stock, at cost                                       7,552             7,797
Net loans receivable (allowance for loan losses of $1,235 and
   $2,530)                                                                 70,373            91,669
Accrued interest receivable                                                 2,677             2,800
Premises and equipment                                                      1,115             1,231
Other assets                                                                1,587             1,515
                                                                        ---------         ---------
          TOTAL ASSETS                                                  $ 400,180         $ 367,188
                                                                        =========         =========

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                        $  10,765         $  11,302
   NOW accounts                                                            19,868            19,215
   Savings accounts                                                        44,060            44,152
   Money market accounts                                                   13,326            14,691
   Certificates of deposit                                                 66,298            79,956
   Advance payments by borrowers for taxes and insurance                      948             1,610
                                                                        ---------         ---------
    Total savings deposits                                                155,265           170,926
Federal Home Loan Bank advances                                           149,736           153,390
Other borrowings                                                           62,718             9,453
Accrued interest payable                                                    1,272             1,449
Other liabilities                                                           1,651             1,352
                                                                        ---------         ---------
    TOTAL LIABILITIES                                                     370,642           336,570

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                                 --                --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,763,088 and 3,736,750 shares issued                                       38                37
Additional paid-in capital                                                 20,701            20,212
Treasury stock: 1,265,866 and 1,153,591 shares at cost,
    Respectively                                                          (18,813)          (16,767)
Retained earnings, substantially restricted                                27,215            26,857
Accumulated other comprehensive income                                        403               329
Unreleased shares - Recognition and Retention Plans                            (6)              (50)
                                                                        ---------         ---------
    TOTAL STOCKHOLDERS' EQUITY                                             29,538            30,618
                                                                        ---------         ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 400,180         $ 367,188
                                                                        =========         =========

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (In thousands, except per share data)

                                                    Three Months Ended               Nine Months Ended
                                                         March 31,                       March 31,
                                                ---------------------------     ---------------------------
                                                   2004            2003            2004            2003
                                                -----------     -----------     -----------     -----------
INTEREST AND DIVIDEND INCOME:
     Loans                                      $     1,205     $     2,227     $     4,063     $     7,617
     Investment securities                            2,287           1,675           5,929           5,146
     Mortgage-backed securities                         540             663           1,739           2,115
     Interest-earning deposits with other
         institutions                                     1               1               7               8
     Federal Home Loan Bank stock                        34              70              95             206
                                                -----------     -----------     -----------     -----------
          Total interest and dividend income          4,067           4,636          11,833          15,092
                                                -----------     -----------     -----------     -----------

INTEREST EXPENSE:
     Deposits                                           544             752           1,804           2,578
     Borrowings                                       2,168           2,083           6,432           6,454
     Advance payments by borrowers for taxes
       and insurance                                      4               6               9              16
                                                -----------     -----------     -----------     -----------
          Total interest expense                      2,716           2,841           8,245           9,048
                                                -----------     -----------     -----------     -----------

NET INTEREST INCOME                                   1,351           1,795           3,588           6,044
PROVISION FOR LOAN LOSSES                               (14)            (89)           (771)            (71)
                                                -----------     -----------     -----------     -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                    1,365           1,884           4,359           6,115
                                                -----------     -----------     -----------     -----------

NON-INTEREST INCOME:
     Service charges on deposits                         91              82             289             278
     Gain on sale of investments                         --              --              --              64
     Other                                               72              70             230             224
                                                -----------     -----------     -----------     -----------
          Total non-interest income                     163             152             519             566
                                                -----------     -----------     -----------     -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                     494             613           1,511           1,824
     Occupancy and equipment                            112             107             322             291
     Deposit insurance premium                            7               8              20              23
     Data processing                                     58              56             171             155
     Correspondent bank service charges                  32              37             108             113
     Other                                              196             154             598             733
                                                -----------     -----------     -----------     -----------
          Total non-interest expense                    899             975           2,730           3,139
                                                -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                              629           1,061           2,148           3,542
INCOME TAXES                                            165             329             562           1,029
                                                -----------     -----------     -----------     -----------
NET INCOME                                      $       464     $       732     $     1,586     $     2,513
                                                ===========     ===========     ===========     ===========

EARNINGS PER SHARE:
     Basic                                      $      0.18     $      0.28     $      0.62     $      0.96
     Diluted                                    $      0.18     $      0.28     $      0.62     $      0.95

AVERAGE SHARES OUTSTANDING:
     Basic                                        2,525,612       2,593,546       2,553,860       2,629,122
     Diluted                                      2,533,697       2,598,775       2,562,887       2,634,468

          See accompanying notes to consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                Nine Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                                2004          2003
                                                                             ---------     ---------
OPERATING ACTIVITIES

Net income                                                                   $   1,586     $   2,513
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for loan losses                                                      (771)          (71)
   Gain on sale of investments                                                      --           (64)
   Depreciation and amortization, net                                              141           109
   Amortization of discounts, premiums and deferred loan fees                    1,052         2,608
   Amortization of RRP and deferred and unearned
      compensation                                                                   5            21
   Decrease in accrued interest receivable                                         123           867
   Decrease in accrued interest payable                                           (177)         (219)
   Increase in accrued and deferred taxes                                          340           221
   Other, net                                                                      (66)         (242)
                                                                             ---------     ---------
         Net cash provided by operating activities                               2,233         5,743
                                                                             ---------     ---------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                     (21,861)       (3,481)
   Proceeds from repayments of investments and mortgage-backed securities       38,982         8,762
   Proceeds from sale of investment securities                                      --           639
Held-to-maturity:
   Purchases of investments and mortgage-backed securities                    (302,413)     (176,725)
   Proceeds from repayments of investments and mortgage-backed securities      230,043       166,702
Decrease in net loans receivable                                                21,348        44,921
Sale of real estate owned                                                          500           220
Purchase of Federal Home Loan Bank stock                                        (1,390)         (407)
Redemption of Federal Home Loan Bank stock                                       1,635            --
Purchases of premises and equipment                                                (25)         (383)
Other, net                                                                          23            --
                                                                             ---------     ---------
         Net cash provided by (used for) investing activities                  (33,158)       40,248
                                                                             ---------     ---------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                           Nine Months Ended
                                                                               March 31,
                                                                         ---------------------
                                                                           2004         2003
                                                                         --------     --------
FINANCING ACTIVITIES

Net decrease in transaction and passbook accounts                          (1,341)      (1,888)
Net decrease in certificates of deposit                                   (13,658)      (7,756)
Net (decrease) increase in FHLB short-term advances                        (3,875)       2,550
Net increase (decrease) in other borrowings                                53,265      (22,307)
Proceeds from FHLB long-term advances                                         500           --
Repayments of FHLB long-term advances                                        (279)     (11,000)
Net decrease in advance payments by borrowers for taxes and insurance        (662)      (1,670)
Net proceeds from issuance of common stock                                    490           46
Funds used for purchase of treasury stock                                  (2,046)      (1,521)
Cash dividends paid                                                        (1,228)      (1,262)
                                                                         --------     --------
         Net cash provided by (used for) financing activities              31,166      (44,808)
                                                                         --------     --------

        Increase  in cash and cash equivalents                                241        1,183

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                        2,815        3,177
                                                                         --------     --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                           $  3,056     $  4,360
                                                                         ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                       $  8,422     $  9,267
      Income taxes                                                       $    550     $    846

   Non-cash items:
      Pennsylvania Education Tax Credit                                  $     --     $    100
      Cancellation of unallocated RRP shares                             $     39     $     --
      Mortgage Loans Transferred to Other Assets                         $    550     $     --

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                  Accumulated
                                                                       Retained      Other
                                            Additional                 Earnings      Compre-   Unreleased   Unreleased
                                  Common     Paid-In     Treasury   Substantially    hensive   Shares Held Shares Held
                                  Stock      Capital      Stock       Restricted     Income      by ESOP      by RRP        Total
                                ----------  ----------  ----------  ------------- ------------ ----------- -----------   ----------
Balance at June 30, 2003        $       37  $   20,212  $  (16,767)   $   26,857   $      329   $       --  $      (50)  $   30,618

Comprehensive income:

   Net Income                                                              1,586                                              1,586
   Other comprehensive
     income:

      Change in unrealized
          holding gains on
          securities, net of
          income tax effect of
          $38                                                                              74                                    74
                                                                                                                         ----

Comprehensive income                                                                                                          1,660

Purchase of shares for
   treasury stock                                           (2,046)                                                          (2,046)

Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                                                         5            5

Cancellation of Unallocated
   RRP Shares                                                                                                       39           39

Exercise of stock options                1         489                                                                          490

Cash dividends declared                                                   (1,228)                                            (1,228)
   ($0.48 per share)
                                ----------  ----------  ----------    ----------   ----------   ----------  ----------   ----------

Balance at March 31, 2004       $       38  $   20,701  $  (18,813)   $   27,215   $      403   $       --  $       (6)  $   29,538
                                ==========  ==========  ==========    ==========   ==========   ==========  ==========   ==========


     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
   ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

3. EARNINGS PER SHARE
   ------------------

     The following table sets forth the computation of basic and diluted earnings per share.

                                              Three Months Ended              Nine Months Ended
                                                  March 31,                       March 31,
                                         ---------------------------     ---------------------------

                                             2004            2003            2004            2003
                                         -----------     -----------     -----------     -----------
Weighted average common shares
   outstanding                             3,757,062       3,732,233       3,742,789       3,730,790

Average treasury stock shares             (1,231,450)     (1,138,687)     (1,188,929)     (1,101,668)

Average unearned ESOP shares                      --              --              --              --
                                         -----------     -----------     -----------     -----------

Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                               2,525,612       2,593,546       2,553,860       2,629,122

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings per
   share                                       8,085           5,229           9,027           5,346
                                         -----------     -----------     -----------     -----------

Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                               2,533,697       2,598,775       2,562,887       2,634,468
                                         ===========     ===========     ===========     ===========

Net income                               $   463,881     $   731,747     $ 1,586,006     $ 2,513,057
                                         ===========     ===========     ===========     ===========

Earnings per share:
     Basic                               $      0.18     $      0.28     $      0.62     $      0.96
     Diluted                             $      0.18     $      0.28     $      0.62     $      0.95
                                         ===========     ===========     ===========     ===========

     All options at March 31, 2004 and March 31, 2003 were included in the computation of diluted earnings per share.

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

5. COMPREHENSIVE INCOME
   --------------------

     Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows:

                                          Three Months Ended                    Nine Months Ended
                                               March 31,                            March 31,
                                   --------------------------------     --------------------------------
                                        2004              2003               2004              2003
                                   --------------    --------------     --------------    --------------
                                                           (Dollars in Thousands)
Net income                                 $  464            $  732             $1,586            $2,513
Other comprehensive
    income (loss):
     Unrealized gains
     (losses) on available for
     sale securities               $ 47              $(37)              $112              $177
      Less:
        Reclassification
        adjustment for gain
         included in net income      --                --                 --                64
                                   ----    ------    ----    ------     ----    ------    ----    ------
Other comprehensive
    income (loss) before tax                   47               (37)               112               113
Income tax expense
   (benefit) related to other
   comprehensive income (loss)                 16               (13)                38                38
                                           ------            ------             ------            ------
Other comprehensive
    income (loss), net of tax                  31               (24)                74                75
                                           ------            ------             ------            ------
Comprehensive income                       $  495            $  708             $1,660            $2,588
                                           ======            ======             ======            ======

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004

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

     West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2004.

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

FINANCIAL CONDITION

     The Company's assets totaled $400.2 million at March 31, 2004, as compared to $367.2 million at June 30, 2003. The $33.0 million or 9.0% increase in total assets was primarily comprised of a $73.8 million or 47.6% increase in investment securities and FHLB stock and a $415 thousand or 21.9% increase in interest-bearing demand deposits, which were partially offset by a $21.3 million or 23.2% decrease in net loans receivable, a $19.5 million or 17.5% decrease in mortgage-backed securities, a $174 thousand or 18.9% decrease in cash and due from banks, and a $123 thousand or 4.4% decrease in accrued interest receivable.

     The Company's total liabilities increased $34.0 million or 10.1% to $370.6 million as of March 31, 2004, from $336.6 million as of June 30, 2003. The $34.0 million increase in total liabilities was primarily comprised of a $53.3 million or 563.5% increase in other short-term borrowings and a $300 thousand or 22.2% increase in other liabilities, which were partially offset by a $15.7 million or 9.2% decrease in total savings deposits and a $3.7 million or 2.4% decrease in FHLB advances. Certificates of deposit decreased $13.7 million, money market accounts decreased $1.4 million, advance payments by borrowers for taxes and insurance decreased $662 thousand and passbook accounts decreased $92 thousand while demand deposits increased $116 thousand.

     Total stockholders' equity decreased $1.1 million or 3.5% to $29.5 million as of March 31, 2004, from approximately $30.6 million as of June 30, 2003. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $2.0 million and $1.2 million, respectively, which were partially funded by net income of $1.6 million for the nine months ended March 31, 2004, and stock option proceeds of $490 thousand.

RESULTS OF OPERATIONS

     General. WVS reported net income of $464 thousand or $0.18 diluted earnings per share and $1.6 million or $0.62 diluted earnings per share for the three and nine months ended March 31, 2004, respectively. Net income decreased by $268 thousand or 36.6% and diluted earnings per share decreased $0.10 or 35.7% for the three months ended March 31, 2004, when compared to the same period in 2003. The decrease in net income for the three month period was primarily attributable to a $444 thousand decrease in net interest income and a $75 thousand decrease in credit provisions for loan losses, which were partially offset by a $164 thousand decrease in income tax expense, a $76 thousand decrease in non-interest expense and a $11 thousand increase in non-interest income. For the nine months ended March 31, 2004, net income decreased by $927 thousand or 36.9% and diluted earnings per share decreased $0.33 or 34.7% when compared to the same period in 2003. The decrease for the nine month period was principally the result of a $2.5 million decrease in net interest income and a $47 thousand decrease in non-interest income, which were partially offset by a $700 thousand increase in credit provisions for loan losses, a $467 thousand decrease in income tax expense, and a $409 thousand decrease in non-interest expense.

     Net Interest Income. The Company's net interest income decreased by $444 thousand or 24.7% and $2.5 million or 40.6% for the three and nine months ended March 31, 2004, respectively, when compared to the same periods in 2003. The decrease in net interest income for both the three and nine month periods were principally attributable to lower rates earned on Company assets due to historically low market interest rates, lower average balances of net loans receivable, the rendered effects of higher cost long -term fixed rate borrowings and lower overall yields on earning assets, which were partially offset by lower rates paid on deposits and increased average balances of the Company's investment securities portfolio. The Company experienced higher levels of repayments on its loan, investment and mortgage-backed securities portfolios due to refinancing activities for the three and nine months ended March 31, 2004.

     Interest Income. Interest on net loans receivable decreased $1.0 million or 45.9% and $3.6 million or 46.7% for the three and nine months ended March 31, 2004, respectively, when compared to the same periods in 2003. The decrease for the three months ended March 31, 2004 was attributable to a decrease of $46.5 million in the average balance of net loans receivable outstanding and a decrease of 84 basis points in the weighted average yield earned on net loans receivable for the three months ended March 31, 2004, when compared to the same period in 2003. The decrease for the nine months ended March 31, 2004 was attributable to a decrease of $57.3 million in the average balance of net loans receivable outstanding and a decrease of 59 basis points on the weighted average yield earned for the nine months ended March 31, 2004, when compared to the same period in 2003. The decreases in the average loan balance outstanding for the three and nine months ended March 31, 2004, were primarily attributable to increased levels of mortgage prepayments and refinancings due to lower market rates on mortgages. As part of its asset/liability management strategy, the Company has limited its origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

     Interest on mortgage-backed securities ("MBS") decreased $123 thousand or 18.6% and $376 thousand or 17.8% for the three and nine months ended March 31, 2004, respectively, when compared to the same periods in 2003. The decrease for the three months ended March 31, 2004 was primarily attributable to a $12.1 million decrease in the average balance of MBS outstanding and a 16 basis point decrease in the weighted average yield earned on MBS, when compared to the same period in 2003. The decrease for the nine months ended March 31, 2004 was attributable to a decrease of 89 basis points in the weighted average yield earned on MBS for the period which was partially offset by a $6.4 million increase in the average balance of MBS outstanding. The decrease in the weighted average yield earned on MBS was consistent with market conditions for the three and nine months ended March 31, 2004. The decrease in the average balances of MBS during the three months ended March 31, 2004 was primarily attributable to increased levels of refinancings due to lower market rates on mortgages, while the increase in the average balance of MBS during the nine months ended March 31, 2004 was primarily attributable to the reinvestment of a portion of the Company's loan payment proceeds into floating rate MBS.

     Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock ("other investment securities") increased by $576 thousand or 33.0% and $671 thousand or 12.5% for the three and nine months ended March 31, 2004, respectively, when compared to the same periods in 2003. The increase for the three months ended March 31, 2004 was principally attributable to a $80.5 million increase in the average balance of other investment securities outstanding for the three months ended March 31, 2004, when compared to the same period in 2003, which was partially offset by a 57 basis point decrease in the weighted average yield earned on other investment securities when compared to the same period in 2003. The increase for the nine months ended March 31, 2004 was primarily attributable to a $56.6 million increase in the average balance of other investment securities outstanding for the nine months ended March 31, 2004, which was partially offset by a 129 basis point decrease in the weighted average yield earned on other investment securities when compared to the same period in 2003. The decrease in the weighted average yield earned was consistent with market conditions and the increased proportion of other investment securities comprised of floating rate obligations for the three and nine months ended March 31, 2004. The increase in the average balance of other investment securities outstanding during the three and nine months ended March 31, 2004, was principally attributable to the reinvestment of a portion of the Company's loan payment proceeds into callable floating rate U.S. government sponsored agency bonds.

     Interest Expense. Interest expense on deposits and escrows decreased $210 thousand or 27.7% and $781 thousand or 30.1% for the three and nine months ended March 31, 2004, respectively, when compared to the same periods in 2003. The decrease in interest expense on deposits and escrows for the three months ended March 31, 2004, was attributable to a 50 basis point decrease in the weighted average yield paid on interest-bearing deposits and escrows, and a $5.0 million decrease in the weighted average balance of interest-bearing deposits and escrows, when compared to the same period in 2003. The decrease for the nine months ended March 31, 2004 was primarily attributable to a 61 basis point decrease in the weighted average yield paid on interest-bearing deposits and escrows, when compared to the same period in 2003, and a $5.4 million decrease in the average balance of interest-bearing deposits and escrows when compared to the same period in 2003. The average yield paid on interest-bearing deposits was consistent with market conditions for the three and nine months ended March 31, 2004.

     Interest on FHLB advances and other borrowings increased $85 thousand or 4.1% and decreased $22 thousand or 0.3% for the three and nine months ended March 31, 2004, respectively, when compared to the same periods in 2003. The increase for the three months ended March 31, 2004, was attributable to a $27.5 million increase in the average balance of FHLB advances and other borrowings for the period which was partially offset by a 46 basis point decrease in the weighted average rate paid on such borrowings when compared to the same period in 2003. The decrease for the nine months ended March 31, 2004 was principally attributable to a 30 basis point decease in the weighted average rate paid on FHLB advances and other borrowings when compared to the same period in 2003, which was partially offset by a $11.3 million increase in the average balance of such borrowings when compared to the same period in 2003. The weighted average rate paid on FHLB advances and other borrowings declined less than the decline in market interest rates due to the longer average maturity of the Company's fixed-rate FHLB advances outstanding and a higher proportion of long-term borrowings to total borrowings.

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

     The Company increased its provision for loan losses by $75 thousand for the three months ended March 31, 2004, and decreased its provision for loan losses by $700 thousand for the nine months ended March 31, 2004, when compared to the same periods in 2003. At March 31, 2004, the Company's total allowance for loan losses amounted to $1.2 million or 1.7% of the Company's total loan portfolio, as compared to $2.5 million or 2.7% at June 30, 2003. The decrease in the provision for loan losses is primarily the result of reduced levels of net loans receivable, the sale of a participating interest in a restructured commercial real estate loan during the quarter ended December 31, 2003 and collections on past due loans.

     Non-Interest Income. Non-interest income increased by $11 thousand or 7.2% and decreased by $47 thousand or 8.3% for the three and nine months ended March 31, 2004, respectively, when compared to the same periods in 2003. The increase for the three months ended March 31, 2004 was primarily attributable to a $9 thousand increase in deposit account fee income and a $2 thousand increase in other operating income. The decrease for the nine months ended March 31, 2004 was primarily attributable to the absence of $64 thousand in pre-tax gains recognized in the comparable quarter of fiscal 2003 on the sale of investments from the Company's investment portfolio, which was partially offset by a $11 thousand increase in deposit account fee income, and a $3 thousand increase in other real estate owned gross income.

     Non-Interest Expense. Non-interest expense decreased $76 thousand or 7.8% and $409 thousand or 13.0% for the three and nine months ended March 31, 2004, respectively, when compared to the same periods in 2003. The decrease for the three months ended March 31, 2004 was principally attributable to a $119 thousand decrease in payroll related costs which was partially offset by a $21 thousand increase in legal expenses and costs associated with the work-out of non-performing assets, a $13 thousand increase in NOW account expenses, and a $6 thousand increase in other real estate owned expense, when compared to the same period in 2003. The decrease for the nine months ended March 31, 2004 was principally attributable to a $313 thousand decrease in payroll and benefit related costs, a $111 thousand decrease in charitable contributions eligible for Pennsylvania Education Tax Credits, a $18 thousand decrease in legal expenses and costs associated with the work-out of non-performing assets and a $15 thousand decrease in provisions for loan loss on other real estate owned which were partially offset by a $31 thousand increase in equipment expense incurred to upgrade the Savings Bank's technology platform and a $16 thousand increase in data processing expense, when compared to the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $2.2 million during the nine months ended March 31, 2004. Net cash provided by operating activities was primarily comprised of $1.6 million of net income, $1.1 million in amortization of discounts, premiums and deferred loan fees, a $340 thousand increase in accrued and deferred taxes, and a $123 thousand decrease in accrued interest receivables, which were partially offset by a $771 thousand decrease in the provision for loan losses and a $177 thousand decrease in accrued interest payable.

     Funds used for investing activities totaled $33.2 million during the nine months ended March 31, 2004. Primary uses of funds during the nine months ended March 31, 2004, included $325.7 million for purchases of investment, mortgage-backed securities, and Federal Home Loan Bank stock, which were partially offset by $270.7 million from repayments of investment, mortgage-backed securities and Federal Home Loan Bank stock, a $21.3 million decrease in net loans receivable, and $500 thousand from the sale of other real estate owned.

     Funds provided by financing activities totaled $31.2 million for the nine months ended March 31, 2004. The primary sources included a $53.3 million increase in other short-term borrowings, $500 thousand proceeds from long-term FHLB advances, and $490 thousand in stock option proceeds, which were partially offset by a $13.7 million decrease in certificates of deposit, a $3.9 million decrease in short-term FHLB advances, $2.0 million in purchased treasury stock, a $1.3 million decrease in transaction and passbook accounts, $1.2 million in cash dividends paid on the Company's common stock, a $662 thousand decrease in escrow accounts, and a $279 thousand repayment of FHLB long-term advances. Management believes that it currently is maintaining adequate liquidity and continues to better match funding sources with lending and investment opportunities.

     During the quarter ended March 31, 2004, the Company incurred approximately $201.9 million in other short-term borrowings with a weighted average rate of 1.10%, and incurred $500 thousand in FHLB long-term borrowings with a weighted average rate of 2.91%. During the three months ended March 31, 2004, the Company repaid $207.0 million of other short-term borrowings with weighted average rates of 1.10%.

     The Company's primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At March 31, 2004, the total approved loan commitments outstanding amounted to $80 thousand. At the same date, commitments under unused lines of credit amounted to $6.1 million, the unadvanced portion of construction loans approximated $12.0 million and commitments to fund security purchases totaled $16.4 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2004, totaled $41.3 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

     On February 24, 2004 the Company's Board of Directors authorized its Seventh Stock Buyback Program totaling 125,000 shares, or approximately 5%, of the Company's outstanding common stock.

     On April 27, 2004, the Company's Board of Directors declared a cash dividend of $0.16 per share payable May 20, 2004, to shareholders of record at the close of business on May 10, 2004. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

     As of March 31, 2004, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $29.1 million or 17.8% and $30.6 million or 18.7%, respectively, of total risk-weighted assets, and Tier I leverage capital of $29.1 million or 7.35% of average quarterly assets.

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

     The Company's nonperforming assets at March 31, 2004, totaled approximately $722 thousand or 0.18% of total assets as compared to $3.5 million or 0.95% of total assets at June 30, 2003. Nonperforming assets at March 31, 2004 consisted of: one commercial real estate loan totaling $277 thousand, one construction and land development loan totaling $58 thousand, two commercial loans totaling $66 thousand, four single-family real estate loans totaling $268 thousand, one consumer loan totaling $3 thousand and one parcel of commercial real estate owned with a carrying value of $50 thousand.

     The $2.8 million decrease in nonperforming assets during the nine months ended March 31, 2004 was primarily attributable to: the $1.4 million reclassification of a commercial real estate loan from non-performing to restructured, a $591 thousand net reduction from the purchase and subsequent resale of related participating interests, a $509 thousand reduction related to the sale of a personal care home and a $489 thousand charge off related to a bankruptcy discussed below, which was partially offset by a $124 thousand increase in non-performing single-family real estate loans.

     The Company has one non-accruing commercial real estate loan relationship, with an outstanding balance of approximately $767 thousand, to a personal care home that was originally part of the restructured retirement village loan discussed below. Due to the low occupancy of the personal care home, and the related cash drain on the retirement village, the Savings Bank "carved out" approximately $1 million of loan debt from the retirement village, assigned that $1 million in debt to the personal care home, and allowed one of the obligors - a geriatric physician - to separately own and operate the personal care home as a separate facility. The borrower was in compliance with a written loan work-out agreement until February 2002. Sporadic payments have been received since March 2002. The borrower alleges insufficient operating cash, along with the loss of other income, to service the debt. The Savings Bank also holds two other loans, totaling $81 thousand, secured by pledges of various real estate and chattel, to this same borrower which were non-accrual as of September 30, 2002. During the quarter ended December 31, 2002, the obligor filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. The Savings Bank obtained title to the personal care home and related real property during the quarter ended September 30, 2003 and sold such property during the quarter ended December 31, 2003, with proceeds of approximately $509 thousand applied to the loan balance. During the quarter ended December 31, 2003 the Company charged off approximately $488 thousand in connection with this relationship based upon estimated liquidation values of the remaining underlying collateral. The Company and its legal counsel are also investigating other claims and remedies against the obligors and other properties pledged as collateral for these loans. During the quarter ended March 31, 2004, the Savings Bank obtained title to an office building with a market value of approximately $52 thousand. The property is currently under a sales agreement, with anticipated proceeds of approximately $50 thousand, and is expected to close during the quarter ended June 30, 2004.

     As of December 31, 2003, the Company had one non-accruing commercial real estate loan, secured by a small store front and three apartment units, with an outstanding balance of $122 thousand. The obligors had filed for bankruptcy under Chapter 7 of the Federal Bankruptcy Code. In January 2003 the Bankruptcy Court entered an Order authorizing the listing for sale of the real property securing the loan, ordered interest only payments to begin in February 2003 and granted Relief from the Automatic Stay to Foreclosure effective June 2003. The Company had collected nominal rent on a sporadic basis. The property was bought back at a Sheriff's Sale in December 2003 and the Company sold such property during the quarter ended March 31, 2004 with proceeds of approximately $90 thousand.

     The Company has one restructured commercial real estate loan to a retirement village located in the North Hills. The Savings Bank's outstanding principal balance totaled $2.0 million at June 30, 2003. During the quarter ended September 30, 2003 the Savings Bank redeemed $388 thousand of participating interests. During the quarter ended December 31, 2003 the Bank sold a forty percent participating interest to another financial institution at par for proceeds totaling $979 thousand. The Savings Bank's outstanding principal balance totaled $1.4 million at March 31, 2004. The Company had recorded interest received on this credit on a cost recovery basis until September 30, 2003 and is now recording interest income on a cash basis.

     During the nine months ended March 31, 2004, approximately $73 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the nine months ended March 31, 2004. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

     During the nine months ended March 31, 2004,  the level of market  interest
rates  remained  at  relatively   low  levels  due  to  the  Federal   Reserve's
accommodative monetary policy and the weakness in the national economy.

     Due to the rapid and sustained decline in market interest rates, the Company's loan, investment and mortgage-backed securities portfolios experienced much higher than anticipated levels of prepayments. Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the nine months ended March 31, 2004, totaled $38.5 million, $178.2 million and $90.8 million, respectively.

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

     During the quarter ended March 31, 2004, principal investment purchases were comprised of: floating rate collateralized mortgage obligations - $34.5 million with an original weighted average yield of approximately 2.61%; government agency step-up bonds which will reprice within 2 years - $15.0 million with a weighted average yield of approximately 4.00%; tax-free municipal bonds with a weighted average taxable equivalent yield of approximately 3.92%; and a corporate demand note - $1.0 million with an initial rate of approximately 2.62%. Major investment proceeds received during the quarter ended March 31, 2004 were: government agency bonds - $44.7 million with a weighted average yield of approximately 3.09%; and investment grade corporate bonds - $9.5 million with a weighted average yield of approximately 2.99%.

     As of March 31, 2004, the implementation of these asset and liability management initiatives resulted in the following:

1) the Company's liquidity profile remains high with the investment and mortgage-backed securities portfolio's stated final maturities as follows: less than 1 year: $31.4 million or 10.0%; 1-3 years: $0.0 million or 0.0%; 3-5 years: $44 thousand or 0.01%; over 5 years: $282.4 million or 90.0%;

2) $55.0 million or 24.0% of the Company's investment portfolio (including FHLB stock) was comprised of floating rate bonds which will reprice quarterly within one year;

3) $95.0 million or 41.5% of the Company's investment portfolio (including FHLB stock) was comprised of U.S. Government Agency Step-up bonds which will reprice from initial rates of 3.00% - 4.50% up to 7.00% within two years;

4) $31.1 million or 13.6% of the Company's investment portfolio (including FHLB stock) was comprised of investment grade corporate bonds with remaining maturities of less than one year;

5) $83.6 million or 90.5% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were comprised of floating rate instruments;

6) the maturity distribution of the Company's borrowings is as follows: less than 1 year: $62.7 million or 29.5%; 1-3 years: $4.2 or 2.0%; 3-5 years:
     $13.5 million or 6.3%; over 5 years: $132.1 million or 62.6%; and

7) an aggregate of $33.7 million or 47.9% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months.

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

                                                 March 31,              June 30,
                                                 ---------        -------------------
                                                   2004           2003           2002
                                                   ----           ----           ----
                                                         (Dollars in Thousands)
Interest-earning assets maturing or
   repricing within one year                     $254,256       $262,782       $252,467
Interest-bearing liabilities maturing or
   repricing within one year                      140,292        133,418        142,823
                                                 --------       --------       --------

Interest sensitivity gap                         $113,964       $129,364       $109,644
                                                 ========       ========       ========
Interest sensitivity gap as a percentage of
   total assets                                      28.5%          35.2%          27.1%
Ratio of assets to liabilities
   maturing or repricing within one year           181.23%         197.0%         176.8%

     During the quarter ended March 31, 2004, the Company managed its one year interest sensitivity gap by: (1) purchasing floating rate CMO's which reprice on a monthly basis; and (2) purchasing U.S. Government Agency Step-up bonds which will reprice from an initial rate of 4% to 7% within two years.

     The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at March 31, 2004. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

                        Cumulative Stressed Repricing Gap
                        ---------------------------------


                      Month 3       Month 6      Month 12       Month 24      Month 36      Month 60        Long Term
                      -------       -------      --------       --------      --------      --------        ---------
                                                          (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
  Gap ($'s)            27,921        93,136       90,239         76,215        59,033        54,842          26,449
% of Total
  Assets                  7.0%         23.2%        22.5%          19.0%         14.7%         13.7%            6.6%
Base Case Up 100 bp
-------------------
Cummulative
  Gap ($'s)            33,718        99,485      106,764        183,264       171,420       156,062          26,449
% of Total
  Assets                  8.4%         24.8%        26.6%          45.7%         42.8%         38.9%            6.6%
Base Case No Change
-------------------
Cummulative
  Gap ($'s)            35,786       103,981      113,964        192,928       182,049       165,154          26,449
% of Total
  Assets                  8.9%         25.9%        28.4%          48.1%         45.4%         41.2%            6.6%
Base Case Down 100 bp
---------------------
Cummulative
  Gap ($'s)            38,612       108,774      151,020        201,414       188,596       167,727          26,449
% of Total
  Assets                  9.6%         27.1%        37.7%          50.3%         47.1%         41.8%            6.6%
Base Case Down 200 bp
---------------------
Cummulative
  Gap ($'s)            85,869       177,421      212,474        205,613       190,937       168,125          26,449
% of Total
  Assets                 21.4%         44.3%        53.0%          51.3%         47.6%         41.9%            6.6%

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

     The following table presents the simulated impact of a 100 and 200 basis point upward or downward shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2004.

           Analysis of Sensitivity to Changes in Market Interest Rates
           -----------------------------------------------------------

                                                              Modeled Change in Market Interest Rates
                                             -------------------------------------------------------------------------
Estimated impact on:                         -200            -100           0             +100           +200
--------------------
   Change in net interest income             -26.3%          -17.2%         0.00%         16.1%          58.7%

   Return on average equity                  3.61%           5.14%          7.93%         10.46%         16.83%

   Return on average assets                  0.24%           0.34%          0.53%         0.71%          1.19%

   Market value of equity (in
      thousands)                             $8,521          $9,844         $17,553       $19,257        $16,068


     The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2004.

                            Anticipated Transactions
         -----------------------------------------------------------------------
                                                        (Dollars in Thousands)
         Undisbursed construction and
             land development loans
               Fixed rate                                               $ 3,741
                                                                           5.71%

               Adjustable rate                                          $ 8,302
                                                                           5.02%

         Undisbursed lines of credit
               Adjustable rate                                          $ 6,092
                                                                           4.71%

         Loan origination commitments
               Fixed rate                                               $    30
                                                                           6.00%

               Adjustable rate                                          $    50
                                                                           2.99%

         Letters of credit
               Adjustable rate                                          $     5
                                                                           7.00%

         Commitments to purchase CMO's
               Adjustable rate                                          $16,365
                                                                           2.59%
                                                                        -------
                                                                        $34,585
                                                                        =======

     In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2004, the Savings Bank had one performance standby letter of credit outstanding totaling approximately $5 thousand. The performance standby letter of credit is secured by deposits with the Savings Bank, and will mature within six months. In the event that the obligor is unable to perform its obligations as specified in the standby letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the standby letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund this contingent obligation.

ITEM 4.

CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings
        -----------------

        The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
        ---------------------------------------------------------------------
        Securities
        ----------

        (a) Not applicable.

        (b) Not applicable.

        (c) Not applicable.

        (d) Not applicable.

        (e) The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended march 31, 2004.

      --------------------------------------------------------------------------------------------------------------
                                      ISSUER PURCHASES OF EQUITY SECURITIES
      --------------------------------------------------------------------------------------------------------------
                                                                            Total Number of       Maximum Number of
                                        Total                              Shares Purchased      Shares that May Yet
                                      Number of                           as Part of Publicly       Be Repurchased
                                        Shares          Average Price     Announced Plans or      Under the Plans or
             Period                   Purchased       Paid per Share ($)     Programs (1)           Programs (2,3)
      --------------------------------------------------------------------------------------------------------------
      01/01/04 - 01/31/04                6,079              17.64                6,079                   69,349
      --------------------------------------------------------------------------------------------------------------
      02/01/04 - 02/29/04               64,264              18.83               64,264                  130,085
      --------------------------------------------------------------------------------------------------------------
      03/01/04 - 03/31/04                2,500              18.85                2,500                  127,585
      --------------------------------------------------------------------------------------------------------------
           Total                        72,843              18.73               72,843                  127,585
      --------------------------------------------------------------------------------------------------------------

----------

      (1) All shares indicated were purchased under the Company's Sixth Stock Repurchase Program.

      (2)   Sixth Stock Repurchase Program

            (a)   Announced January 2, 2003.

            (b)   130,000 common shares approved for repurchase.

            (c)   No fixed date of expiration.

            (d) This Program has not expired and has 2,585 shares remaining to be purchased at March 31, 2004.

            (e)   Not applicable.

      (3)   Seventh Stock Repurchase Program

            (a)   Announced February 24, 2004.

            (b)   125,000 common shares approved for repurchase.

            (c)   No fixed date of expiration.

            (d) This Program has not expired and has 125,000 shares remaining to be purchased at March 31, 2004.

            (e)   Not applicable.

ITEM 3. Defaults Upon Senior Securities
        -------------------------------
        Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        Not applicable.

ITEM 5. Other Information
        -----------------
        Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

                 Number    Description                                                    Page
                 ------    ----------------------------------------------------------     ----
                  31.1     Rule 13a-14(a) / 15d-14(a) Certification of the Chief          E-1
                           Executive Officer

                  31.2     Rule 13a-14(a) / 15d-14(a) Certification of the Chief          E-2
                           Accounting Officer

                  32.1     Section 1350 Certification of the Chief Executive Officer      E-3

                  32.2     Section 1350 Certification of the Chief Accounting Officer     E-4

                    99     Independent Accountants' Report                                E-5

        (b) The Company filed a Current Report on Form 8-K dated January 30, 2004, reporting under Item 12 earnings for the three and six months ending December 31, 2003. The Company included as an exhibit to the Form 8-K the press release dated January 30, 2004.

                The Company filed a Current Report on Form 8-K dated February 24, 2004, reporting under Item 5, that the Company's Board of Directors authorized the repurchase of up to 125,000 shares, or approximately 5% of the Company's outstanding common stock. The Company included as an exhibit to the Form 8-K the press release issued February 24, 2004.

                                   SIGNATURES

        Pursuant tos the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WVS FINANCIAL CORP.


      May 17, 2004               BY: /s/ David J. Bursic
      Date                           -------------------------------------------
                                     David J. Bursic
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


      May 17, 2004               BY: /s/ Keith A. Simpson
      Date                           -------------------------------------------
                                     Keith A. Simpson
                                     Vice-President, Treasurer and Chief
                                     Accounting Officer
                                     (Principal Accounting Officer)