Form 10-K
period 2004-06-30
WVS FINANCIAL CORP
filed 2004-09-24
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No.: 0-22444

                               WVS Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                          25-1710500
---------------------------------                         ----------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

       9001 Perry Highway
    Pittsburgh, Pennsylvania                                       15237
---------------------------------                         ----------------------
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

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes |_| No |X|

As of December 31, 2003, the aggregate value of the 2,067,977 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 477,928 shares held by all directors and officers of the registrant as a group, was approximately $36.2 million. This figure is based on the last known trade price of $17.50 per share of the registrant's Common Stock on December 31, 2003.

Number of shares of Common Stock outstanding as of September 22, 2004: 2,446,624

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2004 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the 2004 Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1.  Business.
-------  ---------

      WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

      West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2004.

Lending Activities

      General. At June 30, 2004, the Company's net portfolio of loans receivable totaled $68.0 million, as compared to $91.7 million at June 30, 2003. Net loans receivable comprised 15.7% of Company total assets and 42.3% of total deposits at June 30, 2004, as compared to 25.0% and 53.6%, respectively, at June 30, 2003. The principal categories of loans in the Company's portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans, land acquisition and development loans and commercial loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). Historically, the Company's lending activities have been concentrated in single-family residential loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

      On occasion, the Company has also purchased whole loans and loan participations secured by properties located outside of its primary market area but predominantly in Pennsylvania. The Company believes that substantially all of its mortgage loans are secured by properties located in Pennsylvania. Moreover, substantially all of the Company's non-mortgage loan portfolio consists of loans made to residents and businesses located in the Company's primary market area.

      Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2004, the Savings Bank's limit on loans-to-one borrower was approximately $3.9 million. The Company's general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2004, the Company's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $1.8 million to $3.1 million, and are secured primarily by real estate located in the Company's primary market area.

      Loan Portfolio Composition. The following table sets forth the composition of the Company's net loans receivable portfolio by type of loan at the dates indicated.

                                                                      At June 30,
                     --------------------------------------------------------------------------------------------------------------
                            2004                   2003                   2002                  2001                   2000
                     -------------------    -------------------    -------------------    -------------------    -------------------
                      Amount        %        Amount        %        Amount        %        Amount        %        Amount        %
                      ------       ---       ------       ---       ------       ---       ------       ---       ------       ---
                                                                 (Dollars in Thousands)
Real estate loans:
Single-family        $ 25,825     32.52%    $ 43,255     40.91%    $ 89,889     53.69%    $105,623     51.50%    $105,964     52.49%
Multi-family            4,761      5.99        5,196      4.92        6,173      3.69        6,920      3.37        6,077      3.01
Commercial              9,950     12.53       17,949     16.98       25,439     15.19       34,955     17.05       32,847     16.27
Construction           18,070     22.76       16,942     16.03       19,965     11.92       28,157     13.73       26,935     13.34
Land acquisition
 and development        7,947     10.01        7,437      7.03        6,691      4.00        6,343      3.09        7,510      3.72
                     --------    ------     --------    ------     --------    ------     --------    ------     --------    ------
Total real estate
  Loans                66,553     83.81       90,779     85.87      148,157     88.49      181,998     88.74      179,333     88.83
                     --------    ------     --------    ------     --------    ------     --------    ------     --------    ------
Consumer loans:
Home equity            11,018     13.88       12,374     11.70       16,319      9.75       19,142      9.33       18,558      9.19
Education                  --      0.00           --      0.00            1      0.00           31      0.02           57      0.03
Other                     870      1.09        1,069      1.01        1,514      0.90        2,092      1.02        2,062      1.02
                     --------    ------     --------    ------     --------    ------     --------    ------     --------    ------
Total consumer
  Loans                11,888     14.97       13,443     12.71       17,834     10.65       21,265     10.37       20,677     10.24
                     --------    ------     --------    ------     --------    ------     --------    ------     --------    ------
Commercial loans          968      1.22        1,499      1.42        1,447      0.86        1,819      0.89        1,879      0.93
                     --------    ------     --------    ------     --------    ------     --------    ------     --------    ------
Commercial lease
  Financings               --      0.00           --      0.00           --      0.00           --      0.00           --      0.00
                     --------    ------     --------    ------     --------    ------     --------    ------     --------    ------
                       79,409    100.00%     105,721    100.00%     167,438    100.00%     205,082    100.00%     201,889    100.00%
                     --------    ======     --------    ======     --------    ======     --------    ======     --------    ======
Less:
Undisbursed loan
  Proceeds             (9,956)               (11,348)               (11,311)               (16,481)               (15,820)
Net deferred loan
  Origination fees       (115)                  (174)                  (464)                  (659)                  (801)
Allowance for loan
  Losses               (1,370)                (2,530)                (2,758)                (2,763)                (1,973)
                     --------               --------               --------               --------               --------
Net loans
  Receivable         $ 67,968               $ 91,669               $152,905               $185,179               $183,295
                     ========               ========               ========               ========               ========

      Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company's loans and mortgage-backed securities at June 30, 2004. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.

                                                   Real Estate Loans
                               --------------------------------------------------------------
                                                                                     Land         Consumer
                                                                                  acquisition    loans and     Mortgage-
                                Single-     Multi-                                    and        commercial     backed
                                family      family      Commercial  Construction  development      loans      securities      Total
                                ------      ------      ----------  ------------  -----------      -----      ----------      -----
                                                                     (Dollars in Thousands)
Amounts due in:
  One year or less             $  1,637     $     --     $  1,026     $ 15,941      $  3,247      $    778     $     --     $ 22,629
  After one year through
     Five years                   2,159           17        2,256        1,917         4,661         2,791           44       13,845
  After five years               22,029        4,744        6,668          212            39         9,287       75,546      118,525
                               --------     --------     --------     --------      --------      --------     --------     --------
     Total(1)                  $ 25,825     $  4,761     $  9,950     $ 18,070      $  7,947      $ 12,856     $ 75,590     $154,999
                               ========     ========     ========     ========      ========      ========     ========     ========

Interest rate terms on amounts due after one year:
  Fixed                        $ 20,740     $    483     $  5,850     $  1,804      $    466      $  7,349     $  6,047     $ 42,739
  Adjustable                      3,448        4,278        3,074          325         4,234         4,729       69,543       89,631
                               --------     --------     --------     --------      --------      --------     --------     --------
     Total                     $ 24,188     $  4,761     $  8,924     $  2,129      $  4,700      $ 12,078     $ 75,590     $132,370
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

      At June 30, 2004, the Company had approximately $4.7 million of renewed commercial real estate and construction loans. The $4.7 million in aggregate disbursed principal that has been renewed is comprised of: construction and business lines of credit totaling $2.7 million and land acquisition and single-family speculative construction loans totaling $2.0 million. Management believes that the previously discussed whole loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All of the loans that have been rolled over, as discussed above, are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans.

      Origination, Purchase and Sale of Loans. Applications for residential real estate loans and consumer loans are obtained at all of the Company's offices. Applications for commercial real estate loans are taken only at the Company's Franklin Park office. Loan applications are primarily attributable to existing customers, builders, walk-in customers and referrals from both real estate loan brokers and existing customers.

      All processing and underwriting of real estate and commercial business loans is performed solely at the Company's loan division at the Franklin Park office. The Company believes this centralized approach to approving such loan applications allows it to process and approve such applications faster and with greater efficiency. The Company also believes that this approach increases its ability to service the loans. The Savings Bank's Director of Retail Lending, and its Manager of Commercial Lending, have individual lending authorities ranging from $5 thousand (unsecured loans) to $300 thousand (loans secured by first mortgage liens). On a joint basis, the aforementioned individuals would have a combined lending authority ranging from $7.5 thousand (unsecured) to $500 thousand (loans secured by a first mortgage). With the approval of the Savings Bank's President, the individual lending authorities range from $25 thousand (unsecured), $500 thousand (loans secured by non-real estate collateral), $750 thousand (first and second mortgages) and $2 million on secured builder lines of credit. All loan applications are required to be ratified by the Company's Loan Committee, comprised of both outside directors and management, which meets at least monthly.

      Historically, the Company has originated substantially all of the loans retained in its portfolio. Substantially all of the residential real estate loans originated by the Company have been under terms, conditions and documentation which permit their sale to the Federal National Mortgage Association and other investors in the secondary market. Although West View has not been a frequent seller of loans in the secondary market, the Savings Bank is on the Federal National Mortgage Association approved list of sellers/servicers. The Company has held most of the loans it originates in its own portfolio until maturity, due, in part, to competitive pricing conditions in the marketplace for origination by nationwide lenders and portfolio lenders. During fiscal 2004, the Company sold a $979 thousand participation interest in a commercial real estate loan and a $17 thousand home equity line of credit. The Company retained servicing rights with respect to the commercial real estate loan participation sold.

      The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company's market area is insufficient or to increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 2004, $1.2 million or 1.8% of the Company's net loans receivable consisted of single-family mortgage whole loans purchased from another financial institution.

      The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 2004, $1.1 million or 1.6% of the Company's total loans receivable were being serviced for the Company by others.

      The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

                                                   At or For the Year Ended June 30,
                                                --------------------------------------
                                                   2004          2003           2002
                                                   ----          ----           ----
                                                         (Dollars in Thousands)
Net loans receivable beginning balance           $  91,669     $ 152,905     $ 185,179
Real estate loan originations
   Single-family(1)                                  2,202         1,220         5,313
   Multi-family(2)                                   1,319            --            40
   Commercial                                        1,433         1,209           578
   Construction                                     10,730         8,971        13,634
   Land acquisition and development                    982         2,471         3,695
                                                 ---------     ---------     ---------
      Total real estate loan originations           16,666        13,871        23,260
                                                 ---------     ---------     ---------

Home equity                                          3,186         2,833         3,950
Education                                               --             2           333
Commercial                                              --           250           215
Other                                                  258           189           370
                                                 ---------     ---------     ---------
          Total loan originations                   20,110        17,145        28,128
                                                 ---------     ---------     ---------
Disbursements against available credit lines:
   Home equity                                       3,215         3,242         3,472
   Other                                               466           685           250
Purchase of whole loans and participations             388           302            --
                                                 ---------     ---------     ---------
     Total originations and purchases               24,179        21,374        31,850
                                                 ---------     ---------     ---------
Less:
   Loan principal repayments                        47,376        83,087        66,054
   Sales of whole loans (3)                             17             3         2,988
   Sales of participation interests (4)                979            --            --
   Transferred to real estate owned                    550            --           500
   Change in loans in process                          179            37        (5,170)
   Other, net(5)                                    (1,221)         (517)         (248)
                                                 ---------     ---------     ---------
     Net decrease                                $ (23,701)    $ (61,236)    $ (32,274)
                                                 ---------     ---------     ---------

Net loans receivable ending balance              $  67,968     $  91,669     $ 152,905
                                                 =========     =========     =========

----------
(1)   Consists of loans secured by one-to-four family properties.

(2)   Consists of loans secured by five or more family properties.

(3)   Loans sold included servicing rights.

(4) As of June 30, 2004, loans serviced for others totaled approximately $1.0 million.

(5) Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

      Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2004, $25.8 million or 32.5% of the Company's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. Single-family loan originations totaled $2.2 million and increased $1.0 million or 83.3% during the fiscal year ended June 30, 2004, when compared to the same period in 2003. Due to low levels of market interest rates, the Company continued to reduce its portfolio originations of long-term fixed rate mortgages, while continuing to offer consumer home equity and construction loans.

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

      At June 30, 2004, approximately $22.4 million or 86.6% of the single-family residential loans in the Company's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

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

      Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2004, $4.8 million or 6.0% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented a decrease of $435 thousand or 8.4% from fiscal 2003. Of the $4.8 million, approximately $4.3 million or 89.6% provide for an adjustable rate of interest, while approximately $482 thousand or 10.4% are fixed rate loans.

      At June 30, 2004, $10.0 million or 12.5% of the loan portfolio consisted of loans secured by existing commercial real estate properties, which represented a decrease of $8.0 million or 44.6% from fiscal 2003. Of the $10.0 million, approximately $3.9 million or 39.0% provide for an adjustable rate of interest, while approximately $6.1 million or 61.0% are fixed rate loans. During fiscal 2004, the Company chose not to emphasize originations of commercial real estate loans to reduce credit risk associated with the national and local economic weaknesses.

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

      At June 30, 2004, the Company's multi-family residential and commercial real estate loan portfolio consisted of approximately 53 loans with an average principal balance of $278 thousand. At June 30, 2004, the Company had two commercial real estate loans to two borrowers, totaling $1.3 million, that were not accruing interest. During the year ended June 30, 2004, $88 thousand was collected and recognized on a cash basis.

      Construction Loans. In recent years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company's primary market area. At June 30, 2004, construction loans amounted to approximately $18.1 million or 22.8% of the Company's total loan portfolio, which represented a increase of $1.2 million or 6.7% from fiscal 2003. The increase was principally due to increased levels of new home construction. As of June 30, 2004, the Company's portfolio of construction loans consisted of $17.2 million of loans for the construction of single-family residential real estate and $890 thousand of loans for the construction of multi-family residential real estate. Construction loan originations totaled $10.7 million and increased by $1.8 million or 19.6% during the fiscal year ended June 30, 2004, when compared to the same period in 2003.

      Construction loans are made for the purpose of constructing a personal residence. In such circumstances, the Company will underwrite such loans on a construction/permanent mortgage loan basis. At June 30, 2004, approximately 92.1% of total outstanding construction loans were made to local real estate builders and developers with whom the Company has worked for a number of years for the purpose of constructing primarily single-family residential developments, 3.0% of total construction loans were made to individuals for the purpose of constructing a personal residence and 4.9% of total construction loans were made to a developer for the purpose of constructing a six unit apartment building. Upon application, credit review and analysis of personal and corporate financial statements, the Company will grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative (or unsold) residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $1.2 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company's authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2004, the Company also had $7.9 million or 10.0% of the total loan portfolio invested in land development loans, which consisted of 20 loans to 17 developers.

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

      Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2004, $11.9 million or 15.0% of the Company's total loan portfolio consisted of consumer loans, which represented a decrease of $1.6 million or 11.6% from fiscal 2003. The consumer loan portfolio, like the mortgage loan portfolio, decreased due to the low levels of market interest rates and an increase in loan refinances. The consumer loans offered by the Company include home equity loans, home equity lines of credit, automobile loans, deposit account secured loans and personal loans. Approximately 92.7% of the Company's consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

      The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2004, approximately 64.3% of the Company's home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

      Commercial Loans. At June 30, 2004, $968 thousand or 1.2% of the Company's total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, business inventory and equipment, and similar collateral. The $531 thousand or 35.4% decrease from fiscal 2003 was principally due to the normal amortization of the commercial loan portfolio. The Company is continuing to develop this line of business in order to increase interest income and to attract compensating deposit account balances.

      Loan Fee Income. In addition to interest earned on loans, the Company may receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

      The Company's loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with SFAS 91, the Company has recognized $172 thousand, $332 thousand and $285 thousand of deferred loan fees during fiscal 2004, 2003 and 2002, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. The decreases in loan origination fee income for fiscal year 2004 was principally attributable to a higher volume of loan refinancings with lower or no loan origination fees. Loans previously originated lower or no loan origination fees will reduce the recognition of associated deferred fee balances.

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

      The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.

                                                                  At June 30,
                                                ------------------------------------------------
                                                2004       2003       2002       2001       2000
                                                ----       ----       ----       ----       ----
                                                             (Dollars in Thousands)
Non-accruing loans:
Real estate:
   Single-family(1)                            $  281     $   59     $  582     $  201     $   67
   Commercial(2)                                    4      3,342      3,267      3,326      2,344
   Construction                                    --         --        520      1,355      1,520
   Land Acquisition and Development (3)           427         58        477         --         --
Consumer (4)                                       71         --         --        134        113
Commercial loans and leases(5)                     45         22        198         --          6
                                               ------     ------     ------     ------     ------
Total non-accrual loans                           828      3,481      5,044      5,016      4,050
                                               ------     ------     ------     ------     ------
Accruing loans greater than 90 days
   Delinquent                                      --         --         --         --         --
                                               ------     ------     ------     ------     ------
     Total non-performing loans                $  828     $3,481     $5,044     $5,016     $4,050
                                               ------     ------     ------     ------     ------
Real estate owned                                  --         --        235         --         --
                                               ------     ------     ------     ------     ------
     Total non-performing assets               $  828     $3,481     $5,279     $5,016     $4,050
                                               ======     ======     ======     ======     ======
Troubled debt restructurings(6)                $1,343     $2,497     $   --     $   --     $   --
                                               ======     ======     ======     ======     ======
Total non-performing loans and troubled
 debt restructurings as a percentage of
 net loans receivable                            3.19%      4.36%      3.30%      2.71%      2.21%
                                               ======     ======     ======     ======     ======
Total non-performing assets to total assets      0.19%      0.95%      1.30%      1.27%      0.99%
                                               ======     ======     ======     ======     ======
Total non-performing assets and troubled
   debt restructurings as a percentage of
    total assets                                 0.50%      1.09%      1.30%      1.27%      0.99%
                                               ======     ======     ======     ======     ======

----------
(1) At June 30, 2004, non-accrual single-family residential real estate loans consisted of four loans.

(2) At June 30, 2004, non-accrual commercial real estate loans consisted of one loan.

(3) At June 30, 2004, non-accrual land acquisition and development loans consisted of one loan.

(4)   At June 30, 2004, non-accrual consumer loans consisted of one loan.

(5) At June 30, 2004, non-accrual commercial loans and leases consisted of one loan.

(6)   At June 30, 2004, trouble debt restructurings consisted of one loan.

      The $2.7 million decrease in nonperforming assets during the twelve months ended June 30, 2004 was primarily attributable to: the $1.4 million reclassification of a commercial real estate loan from non-performing to restructured, a $591 thousand net reduction from the purchase and subsequent resale of related participating interests, a $509 thousand reduction related to the sale of a personal care home and a $489 thousand charge off related to a bankruptcy discussed below, which was partially offset by a $222 thousand increase in non-performing single-family real estate loans.

      The Company has one accruing commercial loan participation interest that has been granted a ninety day maturity extension with a principal balance of $795 thousand. The loan is collateralized by a first mortgage loan on a full-service hotel located within the Company's market area. The Company bought a 7.4% participating interest from another local lender in July 1999. Weaknesses in the national and local economies, along with cut backs in corporate travel, have caused occupancy and average room rates to decline significantly. During the fourth quarter of fiscal 2004, the Company recorded general valuation allowances totaling approximately $79 thousand or 10% of the outstanding balance of the loan. The Company believes that this action was prudent given a reduction in appraised value from $20.2 million (at April 1999) to $12.0 million (at March
2003), subsequent declines in room rentals and operating income, and reduced debt coverage ratios since the March 2003 appraisal. The ninety day extension was granted at the request of the lead lender in order to give the borrowers time to explore refinancing options.

      The Company has one restructured commercial real estate loan to a retirement village located in the North Hills. The Savings Bank's outstanding principal balance totaled $2.0 million at June 30, 2003. During the quarter ended September 30, 2003, the Savings Bank redeemed $388 thousand of participating interests. During the quarter ended December 31, 2003, the Bank sold a forty percent participating interest to another financial institution at par resulting in proceeds totaling $979 thousand. The Savings Bank's outstanding principal balance totaled $1.3 million at June 30, 2004. The Company had recorded interest received on this credit on a cost recovery basis until September 30, 2003 and is now recording interest income on a cash basis.

      At June 30, 2004, the Company had one loan secured by undeveloped land totaling $427 thousand and one unsecured loan totaling $71 thousand to two borrowers. These loans represent two adjudicated Bankruptcy Court Claims in connection with a previously reported loan to a personal care home. During fiscal 2004, the personal care home was sold for net proceeds of approximately $50 thousand. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand, and an unsecured claim totaling $76 thousand, be paid in accordance with a Bankruptcy Plan of Reorganization. All

Court ordered plans have been received in a timely manner. In accordance with generally accepted accounting principals, payments received are being applied on a cost recovery basis.

      The Company had four non-accrual single-family real estate loans totaling approximately $281 thousand at June 30, 2004. Subsequent to June 30, 2004, two of these single-family loans totaling $140 thousand were paid off in full. The other two loans are in various stages of collection activity.

      During fiscal 2004, 2003 and 2002, approximately $123 thousand, $256 thousand and $408 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $94 thousand, $26 thousand and $162 thousand, respectively.

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

      The Company's general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company's general valuation allowances are within the following ranges: (1) 0% to 5% of assets subject to special mention; (2) 5% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company's past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2004, is adequate.

      The allowance for loan losses at June 30, 2004 decreased $1.2 million to $1.4 million. The decrease in the provision for loan loss was principally attributable to reduced levels of net loans receivable, the sale of participating interest in a commercial real estate loan and collection on past due loans. The Company believes that the loan loss reserve levels are prudent and warranted at this time due to the weakening of the national economy. The increases in prior years reflected a number of factors, the most significant of which were the Company's level of non-performing assets and the industry trend towards greater emphasis on the allowance method of providing for loan losses.


      The following table summarizes changes in the Company's allowance for loan losses and other selected statistics for the periods indicated.

                                                                            At June 30,
                                                -------------------------------------------------------------------
                                                   2004           2003          2002          2001           2000
                                                   ----           ----          ----          ----           ----
                                                                       (Dollars in Thousands)
Average net loans                               $  74,656      $ 125,221     $ 173,023     $ 185,895      $ 177,557
                                                =========      =========     =========     =========      =========
Allowance balance (at beginning of period)      $   2,530      $   2,758     $   2,763     $   1,973      $   1,842
Provision for loan losses                            (794)          (228)           57           788            150
Charge-offs:
   Real estate:
     Single-family                                     --             --            --            --             --
     Multi-family                                      --             --            --            --             --
     Commercial                                       524             --            --            10             --
     Construction                                      --             --            --            --             --
   Land acquisition and development                    --             --            --            --             --
   Consumer:
     Home equity                                       --             --            25            --             --
     Education                                         --             --            --            --             --
     Other                                             --             --            43            --             19
   Commercial loans and leases                         --             --            --             7             --
                                                ---------      ---------     ---------     ---------      ---------
     Total charge-offs                                524             --            68            17             19
                                                ---------      ---------     ---------     ---------      ---------
Recoveries:
   Real estate:
     Single-family                                     --             --            --            --             --
     Multi-family                                      --             --            --            --             --
     Commercial                                       158             --            --            --             --
     Construction                                      --             --            --            --             --
   Land acquisition and development                    --             --            --            --             --
   Consumer:
     Home equity                                       --             --            --            --             --
     Education                                         --             --            --            --             --
     Other                                             --             --             6            19             --
   Commercial loans and leases                         --             --            --            --             --
                                                ---------      ---------     ---------     ---------      ---------
     Total recoveries                                 158             --             6            19             --
                                                ---------      ---------     ---------     ---------      ---------
Net loans charged-off                                 366             --            62            (2)            19

Transfer to real estate owned loss reserve             --             --            --            --             --
                                                ---------      ---------     ---------     ---------      ---------
Allowance balance (at end of period)            $   1,370      $   2,530     $   2,758     $   2,763      $   1,973
                                                =========      =========     =========     =========      =========
Allowance for loan losses as a percentage of
  total loans receivable                             1.97%          2.68%         1.77%         1.47%          1.06%
                                                =========      =========     =========     =========      =========
Net loans charged-off as a percentage of
  average net loans                                  0.49%          0.00%         0.04%         0.01%          0.01%
                                                =========      =========     =========     =========      =========
Allowance for loan losses to non-performing
  loans                                            165.46%         72.68%        54.68%        55.08%         48.72%
                                                =========      =========     =========     =========      =========
Net loans charged-off to allowance for loan
  losses                                            26.72%          0.00%         2.25%        (0.07)%         0.96%
                                                =========      =========     =========     =========      =========
Recoveries to charge-offs                           30.15%          0.00%         8.82%       111.76%          0.00%
                                                =========      =========     =========     =========      =========

      The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

                                                                       At June 30,
                      --------------------------------------------------------------------------------------------------------------
                               2004                  2003                  2002                  2001                  2000
                               ----                  ----                  ----                  ----                  ----
                      % of Total   Loans by  % of Total  Loans by  % of Total  Loans by  % of Total  Loans by  % of Total  Loans by
                        Amount     Category    Amount    Category    Amount    Category    Amount    Category    Amount    Category
                        ------     --------    ------    --------    ------    --------    ------    --------    ------    --------
                                                              (Dollars in Thousands)
Real estate loans:
  Single-family         $    82      32.52%   $    75      40.91%   $   191      53.69%   $   180      51.50%   $   167      52.49%
  Multi-family               18       5.99         26       4.92         31       3.69         35       3.37         30       3.01
  Commercial                597      12.53      1,944      16.98      1,745      15.19      1,721      17.05        704      16.27
  Construction               30      22.76         33      16.03        300      11.92        407      13.73        287      13.34
  Land acquisition
   and development          302      10.01         73       7.03         66       4.00         41       3.09         57       3.72
  Unallocated                --       0.00         --       0.00         10       0.00         --       0.00        363       0.00
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
    Total real estate
      loans               1,029      83.81      2,151      85.87      2,343      88.49      2,384      88.74      1,608      88.83
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
Consumer loans:
  Home equity               117      13.88        124      11.70        165       9.75        231       9.33        184       9.19
  Education                  --       0.00         --       0.00         --       0.00         --       0.02          1       0.03
  Other                      78       1.09         22       1.01         28       0.90         73       1.02         80       1.02
  Unallocated                --       0.00         --       0.00         --       0.00         --       0.00         --       0.00
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
    Total consumer
      loans                 195      14.97        146      12.71        193      10.65        304      10.37        265      10.24
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
Commercial loans:
  Commercial loans          116       1.22        200       1.42        187       0.86         75       0.89        100       0.93
  Unallocated                --       0.00         --       0.00         --       0.00         --       0.00         --       0.00
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
    Total commercial
      loans                 116      14.97        200       1.42        187       0.86         75       0.89        100       0.93
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
Commercial lease
  financings                 --       0.00         --       0.00         --       0.00         --       0.00         --       0.00
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
Off balance-sheet
   items                     30       0.00         33       0.00         35       0.00         --       0.00         --       0.00
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
                        $ 1,370     100.00%   $ 2,530     100.00%   $ 2,758     100.00%   $ 2,763     100.00%   $ 1,973     100.00%
                        =======    =======    =======    =======    =======    =======    =======    =======    =======    =======

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

      Our methodology used to determine the allocated portion of the allowance is as follows. For groups of homogenous loans, we apply a loss rate to the groups' aggregate balance. Our group loss rate reflects our historical loss experience. We may adjust these group rates to compensate for changes in environmental factors; but our adjustments have not been frequent due to a relatively stable charge-off experience. The Company also monitors industry loss experience on similar loan portfolio segments. We then identify loans for individual evaluation under SFAS 114. If the individually identified loans are performing, we apply a segment specific loss rate adjusted for relevant environmental factors, if necessary, for those loans reviewed individually and considered individually impaired, we use one of the three methods for measuring impairment mandated by SFAS 114. Generally the fair value of collateral is used since to date out impaired loans are real estate based. In connection with the fair value of collateral measurement, the Company generally would use an independent appraisal and determine costs to sell. The Company's appraisals for commercial income based loans, such as commercial real estate loans, now assess value based upon the operating cash flows of the business as opposed to merely "as built" values. The Company then validates the reasonableness of our calculated allowances by: (1) reviewing trends in loan volume, delinquencies, restructurings and concentrations; (2) review prior period (historical) charge-offs and recoveries; and (3) present the results of this process, quarterly, to the Asset Classification Committee and the Bank's Board of Directors. We then tabulate, format and summarize the current loan loss allowance balance for financial and regulatory reporting purposes.

      The Company had no unallocated loss allowance balance at June 30, 2004. In prior fiscal years, an unallocated loss allowance balance was maintained for real estate, consumer and small commercial loans. With respect to real estate loans, the Company believed that it was prudent to maintain a certain level of unallocated loss allowances as the Bank grew its commercial real estate and construction segments. At the time the Company's historical loss experience with these two segments was somewhat limited. Management believed that risks were inherent within those segments but was uncertain as to the degree of loss. A reasonable estimate, using industry loss factors, was utilized. The same rationale applied to the unallocated allowance for consumer loans. The Company had no unallocated consumer loan allowances for the past four fiscal years.

      The following table summarizes the calculations of required allowance for loan losses by loan category as of June 30, 2004.

                                                                    Allowance
                                                                       for
                                               Group Rate           Loan Loss
                                             ---------------      -------------
      Homogenous loans:
         Single-family                           0.0015              $    38
         Multi-family                            0.0050                   18
         Commercial real estate                  0.0100                   73
         Construction/land acquisition
           and development                  0.0015 - 0.0100 (1)           97
         Secured consumer                        0.0100                  120
         Unsecured consumer                      0.0500                    3
         Commercial loans                        0.0500                   48
         Off balance-sheet items (2)             0.0100                   30
         Unallocated                                                      --

      Individually evaluated loans:
         Single-family                                                    44
         Multi-family                                                     --
         Commercial real estate                                          524
         Construction/land acquisition
           and development                                               235
         Secured consumer                                                 --
         Unsecured consumer                                               72
         Commercial loans                                                 68
         Off balance-sheet items                                          --

      Total allowance for loan losses:
         Single-family                                                    82
         Multi-family                                                     18
         Commercial real estate                                          597
         Construction/land acquisition
           and development                                               332
         Secured consumer                                                120
         Unsecured consumer                                               75
         Commercial loans                                                116
         Off balance-sheet items                                          30
         Unallocated                                                      --
                                                                     -------
      Total allowance for loan losses                                $ 1,370
                                                                     =======

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

      Management believes that the reserves it has established are adequate to cover potential losses in the Company's loan portfolio. However, future adjustments to these reserves may be necessary, and the Company's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

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

      At June 30, 2004, the Company's MBS portfolio totaled $75.6 million as compared to $111.9 million at June 30, 2003. The $36.3 million or 32.4% decrease in MBS balances outstanding during fiscal 2004 was primarily attributable to principal repayments on CMOs which were partially offset by purchases of floating rate CMOs. At June 30, 2004, approximately $69.5 million or 91.9% (book value) of the Company's portfolio of MBS, including CMOs, were comprised of adjustable or floating rate instruments, as compared to $97.4 million or 87.1% at June 30, 2003. Substantially all of the Company's floating rate MBS adjust monthly based upon changes in certain short-term market indices (e.g. LIBOR, Prime, etc.).

      The following tables set forth the amortized cost and estimated market values of the Company's MBSs available for sale and held to maturity as of the periods indicated.

                                                  2004        2003        2002
                                                  ----        ----        ----
MBS Available for Sale at June 30,                   (Dollars in Thousands)
----------------------------------

FHLMC PCs                                       $     45    $     47    $     48
GNMA PCs                                           2,411       2,510       2,627
FNMA PCs                                             686       1,494       3,228
CMOs - agency collateral                              92         168         293
CMOs - single-family whole loan collateral            --          --          --
                                                --------    --------    --------
Total amortized cost                            $  3,234    $  4,219    $  6,196
                                                ========    ========    ========
Total estimated market value                    $  3,357    $  4,387    $  6,450
                                                ========    ========    ========

MBS Held to Maturity at June 30,
--------------------------------

FHLMC PCs                                       $     17    $     36    $     60
GNMA PCs                                             591       2,603       4,069
FNMA PCs                                              19          29          35
CMOs - agency collateral                          57,131      47,516      55,587
CMOs - single-family whole loan collateral        14,475      57,308      16,342
                                                --------    --------    --------
Total amortized cost                            $ 72,233    $107,492    $ 76,093
                                                ========    ========    ========
Total estimated market value                    $ 72,099    $107,914    $ 76,819
                                                ========    ========    ========

      The Company believes that its present MBS available for sale allocation of $3.2 million or 4.3% of the carrying value of the MBS portfolio, is adequate to meet anticipated future liquidity requirements and to reposition its balance sheet and asset/liability mix should it wish to do so in the future.

      The following table sets forth the amortized cost, contractual maturities and weighted average yields of the Company's MBSs, including CMOs, at June 30, 2004.

                          One Year    After One to   After Five to  Over Ten
                          or Less      Five Years      Ten Years      Years        Total
                          -------      ----------      ---------      -----        -----
                                                (Dollars in Thousands)
MBS Available for Sale    $     --      $     18      $     --      $  3,216      $  3,234
                              0.00%         9.00%         0.00%         7.29%         7.30%

MBS Held to Maturity      $     --      $     26      $     --      $ 72,207      $ 72,233
                              0.00%         9.00%         0.00%         2.83%         2.83%
                          --------      --------      --------      --------      --------

Total                     $     --      $     44      $     --      $ 75,423      $ 75,467
                          ========      ========      ========      ========      ========
Weighted average yield        0.00%         9.00%         0.00%         3.02%         3.02%
                          ========      ========      ========      ========      ========

      Due  to  prepayments  of  the   underlying   loans,   and  the  prepayment
characteristics of the CMO traunches, the actual maturities of the Company's MBS are expected to be substantially less than the scheduled maturities.

      The following table sets forth information with respect to the MBS owned by the Company at June 30, 2004 which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government or United States Government agencies and corporations. All MBS owned by the Company have been assigned a triple A investment grade rating.

                                                                     Estimated
Name of Issuer                                    Carrying Value    Market Value
--------------                                    --------------    ------------
                                                      (Dollars in Thousands)

Mastr Asset Securitization Trust                     $  6,341        $  6,316
Washington Mutual Mortgage Securities Corp.             3,716           3,683
                                                     --------        --------
                                                     $ 10,057        $  9,999
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

      The Company's investment activities are directly monitored by the Company's Finance Committee under policy guidelines adopted by the Board of Directors. In recent years, the general objective of the Company's investment policy has been to manage the Company's interest rate sensitivity gap and generally to increase interest-earning assets. As reflected in the table below, the Company increased significantly its position of U.S. Government Agency obligations. The Company purchased approximately $263.0 million of U.S. Government Agency obligations during fiscal 2004. Outstanding balances totaled $223.8 million or 79.6% of the total investment portfolio at June 30, 2004, as compared to $24.1 million or 15.6% of the total investment portfolio at June 30, 2003. At June 30, 2004, approximately $222.5 million or 99.4% of the Company's U.S. Government Agency portfolio was comprised of U.S. Government Agency securities with longer-terms to maturity and optional principal redemption features ("callable bonds"). The Company purchased approximately $5.2 million of investment grade corporate debt securities during fiscal year 2004 and held approximately $16.3 million or 5.8% of the total investment portfolio in corporate debt obligations. All Company owned corporate debt obligations have been rated investment grade by at least two nationally recognized independent rating services.

      The following tables set forth the amortized cost and estimated market values of the Company's investment securities portfolio at the dates indicated.

                                                         2004         2003         2002
                                                         ----         ----         ----
Investment Securities Available for Sale at June 30,         (Dollars in Thousands)
----------------------------------------------------
Trust preferred securities                            $      --    $     128    $     860
Corporate debt obligations                                2,532        7,428        6,495
Commercial paper                                             --       15,442           --
Obligations of states and political subdivisions             --        1,000           --
                                                      ---------    ---------    ---------
Total amortized cost                                      2,532       23,998        7,355
Equity securities                                         1,581        1,312        1,020
                                                      ---------    ---------    ---------
Total amortized cost                                  $   4,113    $  25,310    $   8,375
                                                      =========    =========    =========
Total estimated market value                          $   4,416    $  25,641    $   8,426
                                                      =========    =========    =========

Investment Securities Held to Maturity at June 30,
--------------------------------------------------

Corporate debt obligations                            $  13,772    $  66,978    $  58,415
U.S. Government agency securities                       223,808       24,097       55,216
Commercial paper                                             --        1,099           --
Obligations of states and political subdivisions         31,593       29,667       29,327
                                                      ---------    ---------    ---------
                                                        269,173      121,841      142,958
FHLB stock                                                7,532        7,797        8,281
                                                      ---------    ---------    ---------
Total amortized cost                                  $ 276,705    $ 129,638    $ 151,239
                                                      =========    =========    =========
Total estimated market value                          $ 278,635    $ 133,833    $ 154,427
                                                      =========    =========    =========

      Information regarding the amortized cost, contractual maturities and weighted average yields of the Company's investment portfolio at June 30, 2004 is presented below.

Investment Securities                    One Year     After One to  After Five to    Over Ten
Available for Sale                       or Less       Five Years     Ten Years        Years          Total
------------------                       -------       ----------     ---------        -----          -----
                                                                (Dollars in Thousands)
Corporate debt obligations              $   2,532      $      --      $      --      $      --      $   2,532
                                             4.35%          0.00%          0.00%          0.00%          4.35%

Equity securities                       $      --      $      --      $      --      $   1,581      $   1,581
                                             0.00%          0.00%          0.00%          5.23%          5.23%
                                        ---------      ---------      ---------      ---------      ---------

Total                                   $   2,532      $      --      $      --      $   1,581      $   4,113
                                        =========      =========      =========      =========      =========
Weighted average yield                       4.35%          0.00%          0.00%          5.23%          4.69%
                                        =========      =========      =========      =========      =========

Investment Securities                    One Year     After One to  After Five to     Over Ten
Held to Maturity                         or Less       Five Years     Ten Years        Years          Total
----------------                         -------       ----------     ---------        -----          -----
Corporate debt obligations              $  13,772      $      --      $      --      $      --      $  13,772
                                             4.31%          0.00%          0.00%          0.00%          4.31%

U.S. Government Agency
      securities                        $      --      $      --      $      --      $ 223,808      $ 223,808
                                             0.00%          0.00%          0.00%          4.42%          4.42%

Obligations of states and political
      subdivisions (1)                  $     301      $      --      $   2,062      $  29,230      $  31,593
                                             2.79%          0.00%          6.44%          9.84%          9.55%
                                        ---------      ---------      ---------      ---------      ---------

Total                                   $  14,073      $      --      $   2,062      $ 253,038      $ 269,173
                                        =========      =========      =========      =========      =========
Weighted average yield                       4.28%          0.00%          6.44%          5.04%          5.01%
                                        =========      =========      =========      =========      =========

----------
(1) Tax exempt obligations of states and political subdivisions are calculated on a taxable equivalent basis utilizing a federal tax rate of 34%.

      Information regarding the amortized cost, earliest call dates and weighted average yield of the Company's investment portfolio at June 30, 2004, is presented below. All Company investments in callable U.S. Government Agency bonds were classified as held to maturity at June 30, 2004.

                                         One Year     After One to  After Five to     Over Ten
                                         or Less       Five Years     Ten Years        Years          Total
                                         -------       ----------     ---------        -----          -----
Corporate debt obligations              $  16,304      $      --      $      --      $      --      $  16,304
                                             4.32%          0.00%          0.00%          0.00%          4.32%

U.S. Government Agency
      securities                        $ 222,468      $      --      $      --      $   1,340      $ 223,808
                                             4.44%          0.00%          0.00%          1.63%          4.42%

Obligations of states and political
      subdivisions (1)                  $   7,114      $  17,778      $   6,701      $      --      $  31,593
                                            11.98%          8.95%          8.56%          0.00%          9.55%
                                        ---------      ---------      ---------      ---------      ---------

Total debt obligations                  $ 245,886      $  17,778      $   6,701      $   1,340      $ 271,705
                                        =========      =========      =========      =========      =========
Weighted average yield                       4.65%          8.95%          8.56%          1.63%          5.01%
                                        =========      =========      =========      =========      =========

Equity securities                       $      --      $      --      $      --      $      --      $   1,581
                                        ---------      ---------      ---------      ---------      ---------

Total                                   $ 245,886      $  17,778      $   6,701      $   1,340      $ 273,286
                                        =========      =========      =========      =========      =========

----------
(1) Tax exempt obligations of states and political subdivisions are calculated on a taxable equivalent basis utilizing a federal tax rate of 34%.

      At June 30, 2004, the Company classified $993 million of U.S. Treasury securities as trading investment securities. See Note 1 to the consolidated financial statements.

      The following table sets forth information with respect to the investment securities owned by the Company at June 30, 2004 which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All investment securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services.

                                                                     Estimated
      Name of Issuer                              Carrying Value    Market Value
      --------------                              --------------    ------------
                                                       (Dollars in Thousands)
      Pittston Area School District                  $ 5,222          $ 5,476
      CINERGY Corp Debenture                           3,509            3,523
      Sempra Energy                                    3,260            3,260
      Diamler-Chrysler Corp.                           3,023            3,025
      New Castle PA School District                    2,977            3,186
                                                     -------          -------
                                                     $17,991          $18,470
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

      Deposits. The Company's deposits totaled $160.6 million at June 30, 2004, as compared to $170.9 million at June 30, 2003. The $10.3 million decrease was primarily attributable to an approximate $14.6 million decrease in certificates of deposits, a $465 thousand decrease in money market accounts and a $365 thousand decrease in escrows, which was partially offset by a $5.1 million increase in core deposits. In order to attract new and lower cost core deposits, the Company continued to promote a no minimum balance, "free", checking account product and began to offer Internet Banking. Current deposit products include regular savings accounts, demand accounts, negotiable order of withdrawal
("NOW") accounts, money market deposit accounts and certificates of deposit ranging in terms from 30 days to 10 years. Included among these deposit products are certificates of deposit with negotiable interest rates and balances of $100,000 or more, which amounted to $6.9 million or 4.3% of the Company's total deposits at June 30, 2004, as compared to $14.2 million or 8.3% at June 30, 2003. The Company's deposit products also include Individual Retirement Account certificates ("IRA certificates").

      The Company's deposits are obtained primarily from residents of northern Allegheny, southern Butler and eastern Beaver counties, Pennsylvania. The Company utilizes various marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at June 30, 2004. The Company has drive-up banking facilities and automated teller machines ("ATMs") at its McCandless, Franklin Park, Bellevue and Cranberry Township offices. The Company also has an ATM machine at its West View Office. The Company participates in the STAR(R) and CIRRUS(R) ATM networks. The Company also participates in a new ATM program called the Freedom ATM AllianceSM. The Freedom ATM AllianceSM allows West View Savings Bank customers to use other Pittsburgh area Freedom ATM AllianceSM affiliates' ATMs without being surcharged and vice versa. The Freedom ATM AllianceSM was organized to help smaller local banks compete with larger national banks that have large ATM networks.

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

                                                              At June 30,
                                   ---------------------------------------------------------------
                                           2004                  2003                  2002
                                           ----                  ----                  ----
                                    Amount      Rate      Amount      Rate      Amount       Rate
                                    ------      ----      ------      ----      ------       ----
                                                       (Dollars in Thousands)
Regular savings and club
   accounts                        $ 44,091     0.76%    $ 41,906     1.21%    $ 38,277      1.92%
NOW accounts                         19,948     0.16       19,775     0.21       19,463      0.31
Money market deposit
   accounts                          13,839     0.79       14,334     1.28       13,460      1.91
Certificate of deposit accounts      72,800     2.52       80,208     3.18       90,022      4.44
Escrows                                 899     1.67        1,548     1.55        2,116      1.56
                                   --------    -----     --------    -----     --------     -----
     Total interest-bearing
        deposits and escrows        151,577     1.53      157,771     2.10      163,338      3.11
Non-interest-bearing checking
   accounts                          12,542     0.00       12,149     0.00       11,814      0.00
                                   --------    -----     --------    -----     --------     -----
     Total deposits and escrows    $164,119     1.42%    $169,920     1.95%    $175,152      2.90%
                                   ========    =====     ========    =====     ========     =====

      The following table sets forth the net deposit flows of the Company during the periods indicated.

                                                   Year Ended June 30,
                                          --------------------------------------
                                             2004          2003          2002
                                             ----          ----          ----
                                                 (Dollars in Thousands)
Increase(decrease) before interest
   credited                               $ (12,952)    $ (10,245)    $  (9,365)
Interest credited                             2,589         3,499         5,698
                                          ---------     ---------     ---------
Net deposit increase (decrease)           $ (10,363)    $  (6,746)    $  (3,667)
                                          =========     =========     =========

      The following table sets forth maturities of the Company's certificates of deposit of $100,000 or more at June 30, 2004, by time remaining to maturity.

                                                                 Amounts
                                                                 -------
                                                          (Dollars in Thousands)
      Three months or less                                       $ 1,429
      Over three months through six months                         1,414
      Over six months through twelve months                        2,126
      Over twelve months                                           1,975
                                                                 -------
                                                                 $ 6,944
                                                                 =======

      Borrowings. Borrowings are comprised of FHLB advances with various terms and repurchase agreements with securities brokers with original maturities of ninety-two days or less. At June 30, 2004, borrowings totaled $241.4 million as compared to $162.8 million at June 30, 2003. The $78.6 million or 48.2% increase was primarily due to purchases of investment and mortgage-backed securities. For a detailed discussion of the Company's asset and liability management activities, please see the "Quantitative and Qualitative Disclosures about Market Risk" section of the Company's fiscal year 2004 Annual Report. Wholesale funding also provides the Company with a larger degree of control with respect to the term structure of its liabilities than traditional retail deposits. By utilizing borrowings, as opposed to retail certificates of deposit, the Company also avoids the additional operating costs associated with increasing its branch network and associated federal deposit insurance premiums.

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

Employees

      The Company had 36 full-time employees and 15 part-time employees as of June 30, 2004. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

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

      FDIC Insurance Premiums. The Savings Bank currently pays deposit insurance premiums to the FDIC on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level of an institution's capital - "well capitalized", "adequately capitalized" and "undercapitalized"- which is defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.00% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns. The Savings Bank is a "well capitalized" institution as of June 30, 2004.

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

      The Small Business Job Protection Act of 1996, adopted in August 1996, generally (1) repealed the provision of the Code which authorized use of the percentage of taxable income method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (2) required that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period its applicable excess reserves. For a savings institution such as West View which is a "small bank", as defined in the Code, generally this is the excess of the balance of its bad debt reserves as of the close of its last taxable year beginning before January 1, 1996, over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. Any recapture would be suspended for any tax year that began after December 31, 1995, and before January 1, 1998 (thus a maximum of two years), in which a savings institution originated an amount of residential loans which was not less than the average of the principal amount of such loans made by a savings institution during its six most recent taxable years beginning before January 1, 1996. The amount of tax bad debt reserves subject to recapture is approximately $1.2 million, which was being recaptured ratably over a six-year period ending December 31, 2003. In accordance with FASB No. 109, deferred income taxes have previously been provided on this amount, therefore no financial statement expense has been recorded as a result of this recapture. The Company's supplemental bad debt reserve of approximately $3.8 million is not subject to recapture.

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

      Audit by IRS. The Company's consolidated federal income tax returns for taxable years through December 31, 2000, have been closed for the purpose of examination by the Internal Revenue Service.

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

Item 2.   Properties.
-------   -----------

          The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2004.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

          Not applicable.

PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
-------   ----------------------------------------------------------------------

          (a) The information required herein is incorporated by reference on page 49 of the Company's 2004 Annual Report.

          (b)   Not applicable.

          (c) The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended June 30, 2004.

          ----------------------------------------------------------------------------------------------------
                                         ISSUER PURCHASES OF EQUITY SECURITIES
          ----------------------------------------------------------------------------------------------------
                                                                      Total Number of       Maximum Number of
                                    Total                           Shares Purchased as    Shares that may yet
                                  Number of                           part of Publicly        be Repurchased
                                    Shares        Average Price      Announced Plans or     Under the Plans or
                Period            Purchased     Paid per Share ($)       Programs (1)        Programs (2)(3)
          ----------------------------------------------------------------------------------------------------
          04/01/04 - 04/30/04       17,400             18.95                17,400                110,185
          ----------------------------------------------------------------------------------------------------
          05/01/04 - 05/31/04        1,278             18.04                 1,278                108,907
          ----------------------------------------------------------------------------------------------------
          06/01/04 - 06/30/04       12,000             17.56                12,000                 96,907
          ----------------------------------------------------------------------------------------------------
               Total                30,678             18.37                30,678                 96,907
          ----------------------------------------------------------------------------------------------------

          ----------
          (1) All shares indicated were purchased under the Company's Sixth and Seventh Stock Repurchase Programs.
          (2)   Sixth Stock Repurchase Program
                (a)   Announced January 2, 2003.
                (b)   130,000 common shares approved for repurchase.
                (c)   No fixed date of expiration.
                (d)   This Program was completed on April 27, 2004.
                (e)   Not applicable.
          (3)   Seventh Stock Repurchase Program
                (a)   Announced February 24, 2004.
                (b)   125,000 common shares approved for repurchase.
                (c)   No fixed date of expiration.
                (d) This Program has not expired and has 96,907 shares remaining to be purchased at June 30, 2004.
                (e)   Not applicable.

Item 6.   Selected Financial Data.
-------   ------------------------

          The information required herein is incorporated by reference from pages 2 to 3 of the Company's 2004 Annual Report.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
-------   ----------------------------------------------------------------------
          Results of Operations.
          ----------------------

          The information required herein is incorporated by reference from pages 4 to 16 of the Company's 2004 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------  -----------------------------------------------------------

          The information required herein is incorporated by reference from pages 13 to 16 of the Company's 2004 Annual Report.

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------

          The information required herein is incorporated by reference from pages 17 to 48 of the Company's 2004 Annual Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

          Not applicable.

Item 9A.  Controls and Procedures.
--------  ------------------------

          Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.
--------  ------------------

          Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

          The information required herein is incorporated by reference from pages 2 to 8 of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders dated September 24, 2004 ("Proxy Statement").

          The Company has adopted a Code of Ethics for its employees and directors and executive officers, a copy of which has been filed as an exhibit to this Annual Report on Form 10-K.

Item 11.  Executive Compensation.
--------  -----------------------

          The information required herein is incorporated by reference from pages 11 to 16 of the Company's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
--------  ------------------------------------------------------------------
          Related Stockholder Matters.
          ----------------------------

          The security ownership of certain beneficial owners and management information required herein is incorporated by reference from pages 9 to 10 of the Company's Proxy Statement. For the related stockholder matters information required herein, see "Equity Compensation Plan Information" on page 12 of the Company's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

          The information required herein is incorporated by reference on page 16 of the Company's Proxy Statement.

Item 14.  Principal Accounting Fees and Services.
--------  ---------------------------------------

          The information required herein is incorporated by reference on page 6 of the Company's Proxy Statement.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------  ----------------------------------------------------------------

          (a)   Documents filed as part of this report.

            (1) The following documents are filed as part of this report and are incorporated herein by reference from the Company's 2004 Annual Report.

                  Report of Independent Auditors.

                  Consolidated Balance Sheet at June 30, 2004 and 2003.

                  Consolidated Statement of Income for the Years Ended June 30, 2004, 2003 and 2002.

                  Consolidated Statement of Changes in Stockholders' Equity for the Years Ended June 30, 2004, 2003 and 2002.

                  Consolidated Statement of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002.

                  Notes to the Consolidated Financial Statements.

            (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission ("SEC") are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

            (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

                   No.            Description                                                         Page
                  ----    -----------------------------                                               ----
                   3.1    Articles of Incorporation                                                    *
                   3.2    By-Laws                                                                      *
                     4    Stock Certificate of WVS Financial Corp.                                     *
                  10.1    WVS Financial Corp. Recognition Plans and Trusts for
                            Executive Officers, Directors and Key Employees**                          *
                  10.2    WVS Financial Corp. 1993 Stock Incentive Plan**                              *
                  10.3    WVS Financial Corp. 1993 Directors' Stock Option Plan**                      *
                  10.4    WVS Financial Corp. Employee Stock Ownership Plan and Trust**                *
                  10.5    Amended West View Savings Bank Employee Profit Sharing Plan**                *
                  10.6    Employment Agreements between WVS Financial Corp. and
                            David Bursic **                                                           ***
                  10.7    Directors Deferred Compensation Program**                                    *
                    13    2004 Annual Report to Stockholders                                          E-1
                  14.1    Ethics Policy                                                               E-57
                  14.2    Code of Ethics for Senior Financial Officers                                E-61
                    21    Subsidiaries of the Registrant - Reference is made to
                            Item 1. "Business" for the required information                            2
                    23    Consent of Independent Registered Public Accounting Firm                    E-62
                  31.1    Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer     E-63
                  31.2    Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting Officer    E-64
                  32.1    Section 1350 Certification of the Chief Executive Officer                   E-65
                  32.2    Section 1350 Certification of the Chief Accounting Officer                  E-66

* Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

**    Management contract or compensatory plan or arrangement.

*** Incorporated by reference from the Form 10-Q for the quarter ended September 30, 1998 filed by the Company with the SEC on November 13, 1998.

      (b) The Company filed a Current Report on Form 8-K dated April 30, 2004, reporting under Item 12 earnings for the three and nine months ending March 31, 2004. The Company included as an exhibit to the Form 8-K the press release dated April 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WVS FINANCIAL CORP.


September 24, 2004                     By: /s/ David J. Bursic
                                           -------------------------------------
                                           David J. Bursic
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David J. Bursic
-----------------------------------------
David J. Bursic, Director, President and                  September 24, 2004
Chief Executive Officer
(Principal Executive Officer)


/s/ Keith A. Simpson
-----------------------------------------
Keith A. Simpson, Vice President,                         September 24, 2004
Treasurer and Chief Accounting Officer
(Principal Accounting Officer)


/s/ Donald E. Hook
-----------------------------------------
Donald E. Hook,                                           September 24, 2004
Chairman of the Board of Directors


/s/ David L. Aeberli
-----------------------------------------
David L. Aeberli, Director                                September 24, 2004


/s/ Arthur H. Brandt
-----------------------------------------
Arthur H. Brandt, Director                                September 24, 2004


/s/ Lawrence M. Lehman
-----------------------------------------
Lawrence M. Lehman, Director                              September 24, 2004


/s/ John M. Seifarth
-----------------------------------------
John M. Seifarth, Director                                September 24, 2004


/s/ Margaret VonDerau
-----------------------------------------
Margaret VonDerau, Director                               September 24, 2004