Form 10-Q
period 2004-09-30
WVS FINANCIAL CORP
filed 2004-11-12
CIK 910679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 0-22444

WVS Financial Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1710500
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9001 Perry Highway
Pittsburgh, Pennsylvania	15237
(Address of principal executive offices)	(Zip Code)

(412) 364-1911
(Registrant’s telephone number, including area code)

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
        YES |_| NO |X|

        Shares outstanding as of November 9, 2004: 2,445,060 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands)

	September 30, 2004	June 30, 2004
Assets
Cash and due from banks	$1,098	$769
Interest-earning demand deposits	2,772	2,285

Total cash and cash equivalents	3,870	3,054
Investment securities available-for-sale (amortized cost of $13,495 and $4,112)	13,581	4,416
Investment securities held-to-maturity (market value of $203,192 and $271,104)	200,701	269,173
Mortgage-backed securities available-for-sale (amortized cost of $3,094 and $3,234)	3,208	3,357
Mortgage-backed securities held-to-maturity (market value of $93,634 and $72,100)	93,365	72,233
Federal Home Loan Bank stock, at cost	7,582	7,532
Net loans receivable (allowance for loan losses of $1,423 and $1,370)	63,102	67,968
Trading assets	—	993
Accrued interest receivable	2,297	2,456
Premises and equipment	1,050	1,077
Other assets	1,422	1,365

TOTAL ASSETS	$390,178	$433,624

Liabilities and Stockholders’ Equity
Liabilities:
Savings Deposits:
Non-interest-bearing accounts	$11,399	$10,996
NOW accounts	21,936	22,897
Savings accounts	44,868	45,837
Money market accounts	13,620	14,226
Certificates of deposit	64,335	65,362
Advance payments by borrowers for taxes and insurance	363	1,245

Total savings deposits	156,521	160,563
Federal Home Loan Bank advances	151,636	149,736
Other borrowings	50,263	91,639
Accrued interest payable	1,218	1,197
Other liabilities	1,388	1,290

TOTAL LIABILITIES	$361,026	$404,425

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none outstanding	$—	$—
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,762,968 and 3,762,968 shares issued	38	38
Additional paid-in capital	20,727	20,727
Treasury stock: 1,316,344 and 1,296,544 shares at cost, Respectively	(19,716)	(19,377)
Retained earnings, substantially restricted	27,976	27,535
Accumulated other comprehensive income	132	281
Unreleased shares - Recognition and Retention Plans	(5)	(5)

TOTAL STOCKHOLDERS’ EQUITY	$29,152	$29,199

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$390,178	$433,624

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,

	2004	2003
INTEREST AND DIVIDEND INCOME:
Loans	$1,095	$1,528
Investment securities	2,724	1,581
Mortgage-backed securities	583	656
Interest-earning deposits with other institutions	2	5
Federal Home Loan Bank stock	26	41

Total interest and dividend income	4,430	3,811

INTEREST EXPENSE:
Deposits	515	667
Federal Home Loan Bank advances	2,044	2,045
Other borrowings	193	57

Total interest expense	2,752	2,769

NET INTEREST INCOME	1,678	1,042
PROVISION (RECOVERY) FOR LOAN LOSSES	78	(133)

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	1,600	1,175

NON-INTEREST INCOME:
Service charges on deposits	95	106
Investment securities gains	237	—
Other	76	88

Total non-interest income	408	194

NON-INTEREST EXPENSE:
Salaries and employee benefits	503	511
Occupancy and equipment	105	105
Data processing	64	56
Correspondent bank service charges	35	38
Other	171	182

Total non-interest expense	878	892

INCOME BEFORE INCOME TAXES	1,130	477
INCOME TAXES	296	125

NET INCOME	$834	$352

EARNINGS PER SHARE:
Basic	$0.34	$0.14
Diluted	$0.34	$0.14

AVERAGE SHARES OUTSTANDING:
Basic	2,453,189	2,575,242
Diluted	2,458,926	2,585,081

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,

	2004	2003
OPERATING ACTIVITIES

Net income	$834	$352
Adjustments to reconcile net income to cash provided by operating activities:
Provision (recovery) for loan losses	78	(133)
Investment securities gains	(237)	—
Depreciation and amortization, net	47	46
Amortization of discounts, premiums and deferred loan fees	(179)	488
Sale of trading securities	1,000	—
Decrease in accrued interest receivable	159	449
Increase in accrued interest payable	21	21
Increase in accrued and deferred taxes	217	12
Other, net	(97)	66

Net cash provided by operating activities	1,843	1,301

INVESTING ACTIVITIES

Available-for-sale:
Purchases of investments and mortgage-backed securities	(13,113)	(20,290)
Proceeds from repayments of investments and mortgage-backed securities	2,975	36,113
Proceeds from sale of investments securities	1,127	—
Held-to-maturity:
Purchases of investments and mortgage-backed securities	(95,639)	(159,770)
Proceeds from repayments of investments and mortgage-backed securities	143,175	108,068
Decrease in net loans receivable	4,769	13,537
Purchase of Federal Home Loan Bank stock	(1,521)	(696)
Redemption of Federal Home Loan Bank stock	1,471	—
Acquisition of premises and equipment	(21)	—

Net cash provided by (used for) investing activities	43,223	(23,038)

WVS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended September 30,

	2004	2003
FINANCING ACTIVITIES

Net (decrease) increase in transaction and passbook accounts	(2,133)	9,540
Net decrease in certificates of deposit	(1,027)	(2,292)
Net increase (decrease) in FHLB short-term advances	1,900	(3,275)
Net (decrease) increase in other borrowings	(41,376)	19,123
Net decrease in advance payments by borrowers for taxes and insurance	(882)	(1,238)
Net proceeds from issuance of common stock	—	7
Funds used for purchase of treasury stock	(339)	(200)
Cash dividends paid	(393)	(410)

Net cash (used for) provided by financing activities	(44,250)	21,255

Increase (decrease) in cash and cash equivalents	816	(482)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	3,054	2,815

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,870	$2,333

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$2,731	$2,748
Income taxes	$2	$107

Non-cash item:
Mortgage Loan Transferred to Other Assets	$—	$500

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Unallocated Shares Held by RRP	Accumulated Other Compre- hensive Income	Total
Balance at June 30, 2004	$38	$20,727	$(19,377)	$27,535	$(5)	$281	$29,199

Comprehensive income:

Net Income				834			834
Other comprehensive income:
Change in unrealized
holding gains on
securities, net of
income tax effect of $77						(149)	(149)

Comprehensive income							685

Purchase of shares for
treasury stock			(339)				(339)

Accrued compensation
expense for Recognition
and Retention Plans (RRP)					—		—

Exercise of stock options	—	—					—

Cash dividends declared
($0.16 per share)				(393)			(393)

Balance at Sept 30, 2004	$38	$20,727	$(19,716)	$27,976	$(5)	$132	$29,152

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

        In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments In Debt and Equity Securities and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

3.  EARNINGS PER SHARE

        The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended September 30,

	2004	2003
Weighted average common shares issued	3,762,968	3,736,645
Average treasury stock shares	(1,309,779)	(1,161,403)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,453,189	2,575,243
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	5,737	9,839

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,458,926	2,585,081

        All options at September 30, 2004 and September 30, 2003 were included in the computation of diluted earnings per share.

4.  STOCK BASED COMPENSATION DISCLOSURE

        As permitted under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-based Compensation,” the Company has elected to continue following Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company’s financial statements. Had compensation expense included stock option plan costs determined based on the fair value at the grant dates for options granted under these plans consistent with Statement No. 123, pro forma net income and earnings per share would not have been materially different than that presented on the Consolidated Statement of Income.

5.  COMPREHENSIVE INCOME

        Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

	Three Month Ended September 30,

	2004		2003
Net income		$834		$352
Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities	$(11)		$(17)
Less:
Reclassification adjustment for gain included in net income	(237)		—

Other comprehensive loss before tax		(226)		(17)
Income tax benefit related to other comprehensive loss		(77)		(6)

Other comprehensive loss, net of tax		(149)		(11)

Comprehensive income		$685		$341

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

FORWARD LOOKING STATEMENTS

        When used in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

        The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to forward looking statements to reflect events or circumstances after the date of statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

        WVS Financial Corp. (“WVS” or the “Company”) is the parent holding company of West View Savings Bank (“West View” or the “Savings Bank”). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

        West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2004.

        The operating results of the Company depend primarily upon its net interest income, which is determined by the difference between income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing liabilities, which consist primarily of deposits and borrowings. The Company’s net income is also affected by its provision for loan losses, as well as the level of its non-interest income, including loan fees and service charges, and its non-interest expenses, such as compensation and employee benefits, income taxes, deposit insurance and occupancy costs.

FINANCIAL CONDITION

        The Company’s assets totaled $390.2 million at September 30, 2004, as compared to $433.6 million at June 30, 2004. The $43.4 million or 10.0% decrease in total assets was primarily comprised of a $60.2 million or 21.4% decrease in investment securities and FHLB stock and a $4.9 million or 7.2% decrease in net loans receivable, which were partially offset by a $21.0 million or 27.8% increase in mortgage-backed securities and a $816 thousand or 26.7% increase in cash and cash equivalents. The decreases in investment securities and loans outstanding were attributable to higher rates of repayments caused by declines in intermediate and long-term market interest rates. The increase in mortgage-backed securities is attributable to purchases of floating rate collateralized mortgage obligations in response to increases in short-term market interest rates. See “Asset and Liability Management”.

        The Company’s total liabilities decreased $43.4 million or 10.7% to $361.0 million as of September 30, 2004, from $404.4 million as of June 30, 2004. The $43.4 million decrease in total liabilities was primarily comprised of a $41.4 million or 45.2% decrease in other short-term borrowings and a $4.0 million or 2.5% decrease in total savings deposits, which were partially offset by a $1.9 million or 1.3% increase in FHLB advances. Certificates of deposit decreased $1.0 million, savings accounts decreased $969 thousand, advanced payments by borrowers for taxes and insurance decreased $882 thousand, money market accounts decreases $606 thousand and demand deposits decreased $558 thousand. Management believes that the decreases in savings accounts, advance payments by borrowers for taxes and insurance and demand deposits were primarily attributable to seasonal payments of local and school real estate taxes.

        Total stockholders’ equity decreased $47 thousand or 0.2% to $29.2 million as of September 30, 2004, from approximately $29.2 million as of June 30, 2004. Capital expenditures for the Company’s stock repurchase program and cash dividends totaled $339 thousand and $393 thousand, respectively, and accumulated other comprehensive income decreased $149 thousand, which were partially offset by net income of $834 thousand for the three months ended September 30, 2004.

RESULTS OF OPERATIONS

        General. WVS reported net income of $834 thousand or $0.34 diluted earnings per share for the three months ended September 30, 2004. Net income increased by $482 thousand or 136.9% and diluted earnings per share increased $0.20 or 142.9% for the three months ended September 30, 2004, when compared to the same period in 2003. The increase in net income was primarily attributable to a $636 thousand increase in net interest income, a $214 thousand increase in non-interest income and a $14 thousand decrease in non-interest expense, which were partially offset by a $211 thousand change in the provision for loan losses and a $171 thousand increase in income tax expense.

        Net Interest Income. The Company’s net interest income increased by $636 thousand or 61.0% for the three months ended September 30, 2004, when compared to the same period in 2003. The increase in net interest income for the three month period was principally attributable to higher yields earned on Company assets due to higher levels of discount accretion on called U.S. Government Agency bonds, lower levels of premium amortization on matured corporate bonds, increases in short-term market interest rates, higher average balances of investment securities, lower rates paid on deposits and lower average balances of time deposits, which were partially offset by increased average balances of the Company’s borrowings outstanding and lower average balances of net loans receivable. The Company continued to experience high levels of repayments on its loan and mortgage-backed securities portfolios due to refinancing activities for the three months ended September 30, 2004.

        Interest Income. Interest on net loans receivable decreased $433 thousand or 28.3% for the three months ended September 30, 2004, when compared to the same period in 2003. The decrease for the three months ended September 30, 2004 was attributable to a decrease of $19.6 million in the average balance of net loans receivable outstanding and a decrease of 50 basis points in the weighted average yield earned on net loans receivable for the three months ended September 30, 2004, when compared to the same period in 2003. The decrease in the average loan balance outstanding for the three months ended September 30, 2004 was primarily attributable to increased levels of mortgage prepayments and refinancings due to lower market rates on mortgages. As part of its asset/liability management strategy, the Company has limited its portfolio origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

        Interest on mortgage-backed securities decreased $73 thousand or 11.1% for the three months ended September 30, 2004, when compared to the same period in 2003. The decrease for the three months ended September 30, 2004 was primarily attributable to a $31.1 million decrease in the average balance of mortgage-backed securities outstanding for the period, which was partially offset by a 72 basis point increase in the average yield earned on mortgage-backed securities for the three months ended September 30, 2004 when compared to the same period in 2003. The increase in the weighted average yield earned on mortgage-backed securities was consistent with market conditions for the three months ended September 30, 2004. The decrease in the average balances of mortgage-backed securities during the three months ended September 30, 2004 was primarily attributable to the repayment of a portion of the Company’s floating rate mortgage-backed securities portfolio.

        Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock (“other investment securities”) increased by $1.1 million or 69.1% for the three months ended September 30, 2004 when compared to the same period in 2003 and includes a $576 thousand change in recognized discounts/premiums on investment securities. The increase was principally attributable to a $72.7 million increase in the average balance outstanding of other investment securities for the three months ended September 30, 2004 when compared to the same period in 2003 and a 67 basis point increase in the weighted average yield earned on other investment securities outstanding when compared to the same period in 2003. The increase in the weighted average yield earned was consistent with market conditions for the three months ended September 30, 2004. The increase in the average balance of other investment securities outstanding during the three months ended September 30, 2004 was principally attributable to the reinvestment of a portion of the Company’s loan payment proceeds and repayments on the Company’s mortgage-backed securities portfolio into callable floating rate U.S. government sponsored agency bonds.

        Interest Expense. Interest expense on deposits and escrows decreased $152 thousand or 22.8% for the three months ended September 30, 2004 when compared to the same period in 2003. The decrease in interest expense on deposits and escrows for the three months ended September 30, 2004 was attributable to a $9.4 million decrease in the average balance of interest-bearing deposits and escrows for the period, and a 31 basis point decrease in the weighted average yield paid on interest-bearing deposits and escrows for the three months ended September 30, 2004, when compared to the same period in 2003. The average yield paid on interest-bearing deposits reflects decreases in rates paid on deposits for the three months ended September 30, 2004.

        Interest on FHLB advances and other borrowings increased $135 thousand or 6.4% for the three months ended September 30, 2004 when compared to the same period in 2003. The increase for the three months ended September 30, 2004 was attributable to a $32.6 million increase in the average balance of FHLB advances and other borrowings for the period which was partially offset by a 52 basis point decrease in the weighted average rate paid on such borrowings when compared to the same period in 2003. The weighted average rate paid on FHLB advances and other borrowings declined in contrast to increases in market interest rates due to longer average maturity of the Company’s fixed-rate FHLB advances outstanding.

        Provision for Loan Losses. A provision for loan losses is charged to earnings to maintain the total allowance at a level considered adequate by management to absorb potential losses in the portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio considering past experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

        The Company recorded a provision for loan losses of $78 thousand for the three months ended September 30, 2004 compared to a $133 thousand credit provision for the same period in 2003. At September 30, 2004, the Company’s total allowance for loan losses amounted to $1.4 million or 1.8% of the Company’s total loan portfolio, as compared to $2.4 million or 3.0% at September 30, 2003. The increase in the provision for loan losses is primarily the result of the Company recording an additional general valuation allowance of approximately $116 thousand, or 15% of the outstanding balance on an accruing commercial loan participation interest collateralized by a first mortgage loan on a full-service hotel located within the Company’s market area. The Company took this action as a result of a reduction in the appraised value of the property from $20.2 million (at April 1999) to approximately $12.0 million (at March 2003), subsequent declines in room rentals and operating income, and reduced debt coverage ratios since the March 2003 appraisal.

        Non-Interest Income. Non-interest income increased by $214 thousand or 110.3% for the three months ended September 30, 2004 when compared to the same period in 2003. The increase was primarily attributable to $237 thousand of pre-tax securities gains, which were partially offset by an $11 thousand decrease in service charge income earned on deposits, a $8 thousand decrease in correspondent mortgage application fee income and a $3 thousand decrease in other real estate owned gross income.

        Non-Interest Expense. Non-interest expense decreased $14 thousand or 1.6% for the three months ended September 30, 2004 when compared to the same period in 2003. The decrease was principally attributable to an $8 thousand decrease in legal expenses associated with the work-out of non-performing assets and a $3 thousand decrease in correspondent bank service charges when compared to the same period on 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities totaled $1.8 million during the three months ended September 30, 2004. Net cash provided by operating activities was primarily comprised of $1.0 million from the sale of trading assets and $834 thousand of net income.

        Funds provided by investing activities totaled $43.2 million during the three months ended September 30, 2004. Primary sources of funds during the three months ended September 30, 2004, included $147.6 million from repayments of investment and mortgage-backed securities and including Federal Home Loan Bank stock, a $4.8 million decrease in net loans receivable and $1.1 million from the sale of investments from the Company’s investment portfolio, which were partially offset by $110.3 million for purchases of investments and mortgage-backed securities including Federal Home Loan Bank stock.

        Funds used for financing activities totaled $44.2 million for the three months ended September 30, 2004. The primary uses included a $41.4 million decrease in other short-term borrowings, a $4.0 million decrease in deposits and escrows, a $393 thousand in cash dividends paid on the Company’s common stock and $339 thousand in purchased treasury stock, which were partially offset by a $1.9 million increase in short-term FHLB advances. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

        During the quarter ended September 30, 2004, the Company incurred $378.2 million in other short-term borrowings with a weighted average rate of 1.49% and incurred approximately $1.9 million in various short-term borrowings from the FHLB with a weighted average rate of 1.79%. During the three months ended September 30, 2004, the Company repaid $419.6 million of other short-term borrowings with weighted average rates of 1.41%.

        The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At September 30, 2004, the total approved loan commitments outstanding amounted to $1.9 million. At the same date, commitments under unused lines of credit amounted to $6.0 million, the unadvanced portion of construction loans approximated $10.7 million and commitments to fund security purchases totaled $26.6 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2004 totaled $41.3 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

        On October 26, 2004, the Company’s Board of Directors declared a cash dividend of $0.16 per share payable November 18, 2004, to shareholders of record at the close of business on November 8, 2004. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

        As of September 30, 2004, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $29.0 million or 20.9% and $30.5 million or 21.9%, respectively, of total risk-weighted assets, and Tier I leverage capital of $29.0 million or 7.27% of average quarterly assets.

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

        The Company’s nonperforming assets at September 30, 2004 totaled approximately $729 thousand or 0.19% of total assets as compared to $828 thousand or 0.19% of total assets at June 30, 2004. Nonperforming assets at September 30, 2004 consisted of: one land loan totaling $418 thousand, two commercial loans totaling $61 thousand, two single-family real estate loans totaling $141 thousand, two home equity loans totaling $41 thousand, and one unsecured consumer loan totaling $68 thousand.

        The $99 thousand decrease in nonperforming assets during the three months ended September 30, 2004 was primarily attributable to the payoff in full of two mortgages secured by single-family real estate totaling approximately $140 thousand, the payoff in full of a $4 thousand loan secured by commercial real estate and principal paydowns totaling approximately $13 thousand on two loans related to a bankruptcy discussed below, which were partially offset by the addition to non-accrual status of two home equity loans totaling approximately $41 thousand and one commercial loan totaling approximately $16 thousand. These loans are in various stages of collection activity.

        At September 30, 2004, the Company had one loan secured by undeveloped land totaling $417 thousand and one unsecured loan totaling $68 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plans have been received in a timely manner. In accordance with generally accepted accounting principles, payments received are being applied on a cost recovery basis.

        During the three months ended September 30, 2004, approximately $11 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the quarter ended September 30, 2004. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT

        The Company’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Company’s transactions are denominated in US dollars with no specific foreign exchange exposure. The Savings Bank has no agricultural loan assets and therefore would not have a specific exposure to changes in commodity prices. Any impacts that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be exogenous and will be analyzed on an ex post basis.

        Interest rate risk (“IRR”) is the exposure of a banking organization’s financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value, however, excessive levels of IRR can pose a significant threat to the Company’s earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Company’s safety and soundness.

        Evaluating a financial institution’s exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization’s quantitative level of exposure. When assessing the IRR management process, the Company seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the Company to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

        Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest-rate changes. For example, assume that an institution’s assets carry intermediate- or long-term fixed rates and that those assets were funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution’s interest expense on its liabilities may not be sufficiently offset if assets continue to earn interest at the long-term fixed rates. Accordingly, an institution’s profits could decrease on existing assets because the institution will either have lower net interest income or, possibly, net interest expense. Similar risks exist when assets are subject to contractual interest-rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing-rate environment.

        During the three months ended September 30, 2004, the level of short-term market interest rates began to increase. The Federal Open Market Committee increased its intended federal funds rate by twenty-five basis points at both their August 10 and September 20, 2004 meetings. This followed a twenty-five basis point increase at their June 30, 2004 meeting. As economic conditions continue to improve, we anticipate continued increases in short-term market interest rates. Intermediate and longer-term yields fell, however, due to rising oil prices and weakness in some sectors of the economy. The benchmark ten year treasury yield declined forty-eight basis points from 4.62% at June 30, 2004 to 4.14% at September 30, 2004. This decline precipitated additional prepayments in the Company’s loan, investment and mortgage-backed securities portfolios.

        Principal repayments on the Company’s loan, investment and mortgage-backed securities portfolios for the three months ended September 30, 2004, totaled $10.3 million, $137.2 million and $10.8 million, respectively. In response to higher levels of liquidity the Company began to rebalance its loan, investment and mortgage-backed securities portfolios. Due to the low level of market interest rates, the Company continued to reduce its portfolio originations of long-term fixed rate mortgages while continuing to offer consumer home equity and construction loans. The Company continues to purchase callable U. S. Government Agency bonds that reprice within twelve to fifteen months in order to earn a higher return while limiting interest rate risk within the portfolio. Within the mortgage-backed securities portfolio, the Company continued to aggressively purchase floating rate securities in order to provide current income and protection against eventual rises in market interest rates. Each of the aforementioned strategies also helped to improve the interest-rate and liquidity risks associated with the Savings Bank’s customers’ liquidity preference for shorter term deposit products.

        The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank’s market area. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans, primarily on residential properties, to partially increase interest income while limiting interest rate risk. The Company has also emphasized higher yielding home equity and small business loans to existing customers and seasoned prospective customers.

        During the quarter ended September 30, 2004, principal investment purchases were comprised of: callable floating rate government agency bonds which will reprice within fifteen months — $60.0 million with a weighted average yield of approximately 3.03%; floating rate collateralized mortgage obligations which reprice monthly - $31.8 million with an original weighted average yield of approximately 3.11%; investment grade commercial paper - $6.0 million with a weighted average yield of approximately 1.81%; and government agency step-up bonds which will reprice within one year - $3.9 million with a weighted average yield of approximately 4.66%. Major investment proceeds received during the quarter ended September 30,2004 were: callable government agency bonds - $117.9 million with a weighted average yield of approximately 4.11%; investment grade corporate bonds - $13.7 million with a weighted average yield of approximately 3.27%; investment grade commercial paper - $2.7 million with a weighted average yield of approximately 1.77%; and tax-free municipal bonds - $835 thousand with a weighted average yield of approximately 3.99%.

As of September 30, 2004, the implementation of these asset and liability management initiatives resulted in the following:

1)

the Company’s liquidity profile remains strong with $108.3 million of U.S. Government Agency securities were callable within 3 months, $20.2 million being callable with 3 to 6 months and $56.4 million being callable with 6 to 12 months. Based upon current market conditions, management anticipates that a substantial portion of the investments will be called within the above time intervals;

2)

$91.2 million or 94.5% of the Company’s portfolio of mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) were comprised of floating rate instruments that reprice on a monthly basis;

3)

$83.4 million or 37.6% of the Company’s investment portfolio (including FHLB stock) was comprised of U.S. Government Agency Step-up bonds which will reprice from initial rates of 3.35% - 4.50% and increase to 7.00% - 7.50% within twenty months;

4)	$65.0 million or 29.3% of the Company’s investment portfolio (including FHLB stock) was comprised of floating rate bonds which will reprice quarterly within fifteen months;

5)	$4.3 million or 1.9% of the Company’s investment portfolio (including FHLB stock) was comprised of investment grade corporate bonds with remaining maturities of less than one year;

6)

the maturity distribution of the Company’s borrowings is as follows: less than 1 year: $52.2 million or 25.8%; 1-3 years: $4.2 or 2.1%; 3-5 years: $13.5 million or 6.7%; over 5 years: $132.1 million or 65.4%; and

7)	an aggregate of $32.6 million or 51.7% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months.

        The effect of interest rate changes on a financial institution’s assets and liabilities may be analyzed by examining the “interest rate sensitivity” of the assets and liabilities and by monitoring an institution’s interest rate sensitivity “gap”. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within a given time period. A gap is considered positive (negative) when the amount of rate sensitive assets (liabilities) exceeds the amount of rate sensitive liabilities (assets). During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income.

        The following table sets forth certain information at the dates indicated relating to the Company’s interest-earning assets and interest-bearing liabilities which are estimated to mature or are scheduled to reprice within one year.

	September 30,	June 30,
	2004	2004	2003
	(Dollars in Thousands)
Interest-earning assets maturing or
repricing within one year	$274,010	$288,451	$262,782
Interest-bearing liabilities maturing or
repricing within one year	132,158	171,655	133,418

Interest sensitivity gap	$141,852	$116,796	$129,364

Interest sensitivity gap as a percentage of
total assets	36.4%	26.9%	35.2%
Ratio of assets to liabilities
maturing or repricing within one year	207.3%	168.0%	197.0%

        During the quarter ended September 30, 2004, the Company managed its one year interest sensitivity gap by: (1) limiting the portfolio origination of long-term fixed rate mortgages; (2) emphasizing loans with shorter-terms or repricing frequencies; (3) purchasing investments with maturities/repricing dates within fifteen months; and (4) purchasing floating rate CMO’s which reprice on a monthly basis.

        The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at September 30, 2004. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cummulative
Gap ($’s)	1,305	669	53,359	16,174	3,752	(7,226)	26,378
% of Total
Assets	0.3%	0.2%	13.7%	4.1%	1.0%	-1.8%	6.7%
Base Case Up 100 bp
Cummulative
Gap ($’s)	58,292	58,047	117,037	160,119	148,049	136,659	26,378
% of Total
Assets	14.9%	14.9%	29.9%	41.0%	37.9%	35.0%	6.7%
Base Case No Change
Cummulative
Gap ($’s)	80,113	81,316	141,852	196,226	184,497	166,589	26,378
% of Total
Assets	20.5%	20.8%	36.3%	50.2%	47.2%	42.6%	6.7%
Base Case Down 100 bp
Cummulative
Gap ($’s)	113,731	117,469	179,917	205,157	192,213	169,488	26,378
% of Total
Assets	29.1%	30.1%	46.0%	52.5%	49.2%	43.4%	6.7%
Base Case Down 200 bp
Cummulative
Gap ($’s)	117,291	122,390	215,482	208,802	193,586	169,577	26,378
% of Total
Assets	30.0%	31.3%	55.1%	53.4%	49.5%	43.4%	6.7%

        Beginning in the third quarter of fiscal 2001, the Company began to utilize an income simulation model to measure interest rate risk and to manage interest rate sensitivity. The Company believes that income simulation modeling may enable the Company to better estimate the possible effects on net interest income due to changing market interest rates. Other key model parameters include: estimated prepayment rates on the Company’s loan, mortgage-backed securities and investment portfolios; savings decay rate assumptions; and the repayment terms and embedded options of the Company’s borrowings.

        The following table presents the simulated impact of a 100 and 200 basis point upward or downward shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2004.

Analysis of Sensitivity to Changes in Market Interest Rates

	Modeled Change in Market Interest Rates
Estimated impact on:	-200	-100	0	+100	+200
Change in net interest income	-68.4%	-33.7%	0.00%	28.9%	79.2%

Return on average equity	-2.82%	3.14%	8.58%	13.0%	20.25%

Return on average assets	-0.16%	0.19%	0.54%	0.83%	1.35%

Market value of equity (in
thousands)	$ 7,852	$16,344	$23,788	$27,428	$26,668

        The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2004.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$2,964
5.77%

Adjustable rate	$7,754
5.37%
Undisbursed lines of credit
Adjustable rate	$6,017
5.27%
Loan origination commitments
Fixed rate	$1,660
6.22%

Adjustable rate	$275
5.29%
Letters of credit
Adjustable rate	$1,069
5.76%
Commitments to purchase mortgage-backed securities
Adjustable rate	$26,615
3.18%

$46,354

        In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2004, the Savings Bank had three performance standby letters of credit outstanding totaling approximately $1.1 million. One letter of credit is secured by deposits with the Savings Bank, and the two letters of credit are secured by undisbursed construction loan funds. All three letters of credit will mature within twelve months. In the event that the obligor is unable to perform its obligations as specified in the standby letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the standby letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund this contingent obligation.

ITEM 4.

CONTROLS AND PROCEDURES

        Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

        The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended September 30, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs(2)

07/01/04 – 07/31/04	9,800	17.25	9,800	87,107

08/01/04 – 08/31/04	10,000	16.95	10,000	77,107

09/01/04 – 09/30/04	0	0.00	0	77,107

Total	19,800	17.10	19,800	77,107

(1)	All shares indicated were purchased under the Company’s Seventh Stock Repurchase Program.

(2)	Seventh Stock Repurchase Program

(a)	Announced February 24, 2004.

(b)	125,000 common shares approved for repurchase.

(c)	No fixed date of expiration.

(d)	This Program has not expired and has 77,107 shares remaining to be purchased at September 30, 2004.

(e)	Not applicable.

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

November 10, 2004 Date	WVS FINANCIAL CORP. BY: /s/ David J. Bursic —————————————— David J. Bursic President and Chief Executive Officer (Principal Executive Officer)
November 10, 2004 Date	BY: /s/ Keith A. Simpson —————————————— Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)