Form 10-Q
period 2004-12-31
WVS FINANCIAL CORP
filed 2005-02-14
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                 25-1710500
----------------------------------------      ----------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification Number)

           9001 Perry Highway
        Pittsburgh, Pennsylvania                           15237
----------------------------------------      ----------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (412) 364-1911
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

YES |_| NO |X|

      Shares outstanding as of February 10, 2005: 2,437,360 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.      Financial Information                                       Page
-------      ---------------------                                       ----

Item 1.      Financial Statements

             Consolidated Balance Sheet as of
             December 31, 2004 and June 30, 2004
             (Unaudited)                                                   3

             Consolidated Statement of Income
             for the Three and Six Months Ended
             December 31, 2004 and 2003 (Unaudited)                        4

             Consolidated Statement of Cash Flows
             for the Six Months Ended December 31,
             2004 and 2003 (Unaudited)                                     5

             Consolidated Statement of Changes in
             Stockholders' Equity for the Six Months
             Ended December 31, 2004 (Unaudited)                           7

             Notes to Unaudited Consolidated
             Financial Statements                                          8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations for the Three and Six Months
             Ended December 31, 2004                                      11

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk                                            17

Item 4.      Controls and Procedures                                      23

PART II.     Other Information                                           Page
--------     -----------------                                           ----

Item 1.      Legal Proceedings                                            24
Item 2.      Unregistered Sales of Equity Securities and
             Use of Proceeds                                              24
Item 3.      Defaults Upon Senior Securities                              24
Item 4.      Submission of Matters to a Vote of Security Holders          25
Item 5.      Other Information                                            25
Item 6.      Exhibits                                                     25
             Signatures                                                   26

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (In thousands)

                                                                   December 31, 2004  June 30, 2004
                                                                   -----------------  -------------
          Assets
          ------
Cash and due from banks                                                $     849        $     769
Interest-earning demand deposits                                           2,373            2,285
                                                                       ---------        ---------
Total cash and cash equivalents                                            3,222            3,054
Trading assets                                                                --              993
Investment securities available-for-sale (amortized cost of
   $5,356 and $4,112)                                                      5,352            4,416
Investment securities held-to-maturity (market value of
   $221,925 and $271,104)                                                220,591          269,173
Mortgage-backed securities available-for-sale (amortized cost of
   $2,960 and $3,234)                                                      3,079            3,357
Mortgage-backed securities held-to-maturity (market value of
   $116,293 and $72,100)                                                 115,766           72,233
Net loans receivable (allowance for loan losses of $1,231 and
   $1,370)                                                                61,548           67,968
Federal Home Loan Bank stock, at cost                                      9,257            7,532
Accrued interest receivable                                                1,894            2,456
Premises and equipment                                                     1,024            1,077
Other assets                                                               1,217            1,365
                                                                       ---------        ---------
          TOTAL ASSETS                                                 $ 422,950        $ 433,624
                                                                       =========        =========

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                       $  12,143        $  10,996
   NOW accounts                                                           23,273           22,897
   Savings accounts                                                       43,484           45,837
   Money market accounts                                                  12,980           14,226
   Certificates of deposit                                                64,218           65,362
   Advance payments by borrowers for taxes and insurance                     783            1,245
                                                                       ---------        ---------
    Total savings deposits                                               156,881          160,563
Federal Home Loan Bank advances                                          185,136          149,736
Other borrowings                                                          48,980           91,639
Accrued interest payable                                                   1,300            1,197
Other liabilities                                                          1,386            1,290
                                                                       ---------        ---------
     TOTAL LIABILITIES                                                 $ 393,683        $ 404,425

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                         $      --        $      --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,762,968 and 3,762,968 shares issued                                      38               38
Additional paid-in capital                                                20,727           20,727
Treasury stock: 1,317,908 and 1,296,544 shares at cost,
    Respectively                                                         (19,742)         (19,377)
Retained earnings, substantially restricted                               28,173           27,535
Accumulated other comprehensive income                                        76              281
Unreleased shares - Recognition and Retention Plans                           (5)              (5)
                                                                       ---------        ---------
     TOTAL STOCKHOLDERS' EQUITY                                        $  29,267        $  29,199
                                                                       ---------        ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 422,950        $ 433,624
                                                                       =========        =========

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                  Three Months Ended          Six Months Ended
                                                     December 31,               December 31,
                                               ------------------------    -----------------------
                                                  2004          2003          2004         2003
                                               ----------    ----------    ----------   ----------
INTEREST AND DIVIDEND INCOME:
     Loans                                     $    1,057    $    1,331    $    2,152   $    2,858
     Investment securities                          2,227         2,061         4,951        3,642
     Mortgage-backed securities                     1,070           543         1,653        1,199
     Interest-earning deposits with other
         institutions                                   2             1             5            6
     Federal Home Loan Bank stock                      49            20            74           61
                                               ----------    ----------    ----------   ----------
          Total interest and dividend income        4,405         3,956         8,835        7,766
                                               ----------    ----------    ----------   ----------

INTEREST EXPENSE:
     Deposits                                         527           598         1,041        1,265
     Federal Home Loan Bank advances                2,055         2,039         4,099        4,084
     Other borrowings                                 395           123           588          180
                                               ----------    ----------    ----------   ----------
          Total interest expense                    2,977         2,760         5,728        5,529
                                               ----------    ----------    ----------   ----------

NET INTEREST INCOME                                 1,428         1,196         3,107        2,237
PROVISION (RECOVERY) FOR LOAN LOSSES                   (7)         (624)           72         (757)
                                               ----------    ----------    ----------   ----------
NET INTEREST INCOME AFTER PROVISION
   (RECOVERY) FOR LOAN LOSSES                       1,435         1,820         3,035        2,994
                                               ----------    ----------    ----------   ----------

NON-INTEREST INCOME:
     Service charges on deposits                       90           104           185          198
     Investment securities gains                       99            --           335           --
     Other                                             77            57           154          158
                                               ----------    ----------    ----------   ----------
          Total non-interest income                   266           161           674          356
                                               ----------    ----------    ----------   ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                   496           505           999        1,016
     Occupancy and equipment                          114           106           219          211
     Data processing                                   66            57           130          113
     Correspondent bank service charges                33            37            68           76
     Other                                            194           233           365          414
                                               ----------    ----------    ----------   ----------
          Total non-interest expense                  903           938         1,781        1,830
                                               ----------    ----------    ----------   ----------

INCOME BEFORE INCOME TAXES                            798         1,043         1,928        1,520
INCOME TAXES                                          209           273           505          398
                                               ----------    ----------    ----------   ----------
NET INCOME                                     $      589    $      770    $    1,423   $    1,122
                                               ==========    ==========    ==========   ==========

EARNINGS PER SHARE:
     Basic                                     $     0.24    $     0.30    $     0.58   $     0.44
     Diluted                                   $     0.24    $     0.30    $     0.58   $     0.44

AVERAGE SHARES OUTSTANDING:
     Basic                                      2,445,349     2,560,420     2,449,269    2,567,831
     Diluted                                    2,451,242     2,569,578     2,455,084    2,577,330

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                               Six Months Ended
                                                                                 December 31,
                                                                            ----------------------
                                                                               2004         2003
                                                                            ---------    ---------
OPERATING ACTIVITIES

Net income                                                                  $   1,423    $   1,122
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for (recovery of)  loan losses                                        72         (757)
   Investment securities gains                                                   (329)          --
   Depreciation and amortization, net                                              90           94
   Amortization of discounts, premiums and deferred loan fees                    (266)         814
   Sale of trading securities                                                   1,000           --
   Decrease in accrued interest receivable                                        562          241
   Increase (decrease) in accrued interest payable                                103          (70)
   Increase in accrued and deferred taxes                                         136          180
   Other, net                                                                     208          106
                                                                            ---------    ---------
         Net cash provided by operating activities                              2,999        1,730
                                                                            ---------    ---------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                    (16,394)     (20,828)
   Proceeds from repayments of investments and mortgage-backed securities      14,346       38,291
   Proceeds from sale of investments securities                                 1,409           --
Held-to-maturity:
   Purchases of investments and mortgage-backed securities                   (240,274)    (250,708)
   Proceeds from repayments of investments and mortgage-backed securities     245,616      163,133
Decrease in net loans receivable                                                6,320       19,912
Purchase of Federal Home Loan Bank stock                                       (4,057)        (967)
Redemption of Federal Home Loan Bank stock                                      2,332        1,210
Acquisition of premises and equipment                                             (38)         (11)
Other, net                                                                         --          500
                                                                            ---------    ---------
         Net cash provided by (used for) investing activities                   9,260      (49,468)
                                                                            ---------    ---------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                          Six Months Ended
                                                                             December 31,
                                                                        --------------------
                                                                          2004        2003
                                                                        --------    --------
FINANCING ACTIVITIES

Net (decrease) increase in transaction and passbook accounts              (2,076)      1,731
Net decrease in certificates of deposit                                   (1,144)     (5,091)
Net increase (decrease) in FHLB short-term advances                       35,400      (3,875)
Net (decrease) increase in other borrowings                              (42,659)     58,395
Repayments of FHLB long-term advances                                         --        (279)
Net decrease in advance payments by borrowers for taxes and insurance       (462)       (799)
Net proceeds from issuance of common stock                                    --         119
Funds used for purchase of treasury stock                                   (365)       (682)
Cash dividends paid                                                         (785)       (820)
                                                                        --------    --------
         Net cash (used for) provided by financing activities            (12,091)     48,699
                                                                        --------    --------

        Increase  in cash and cash equivalents                               168         961

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                       3,054       2,815
                                                                        --------    --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $  3,222    $  3,776
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                      $  5,625    $  5,599
      Income taxes                                                      $    263    $    240

   Non-cash items:
      Cancellation of unallocated RRP shares                            $     --    $     39
      Mortgage Loan Transferred to Other Assets                         $     --    $    500

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                                    Accumulated
                                                                         Retained                     Other
                                             Additional                  Earnings      Unallocated    Compre-
                                  Common      Paid-In      Treasury    Substantially   Shares Held    hensive
                                  Stock       Capital       Stock       Restricted       by RRP       Income        Total
                                  -----       -------       -----       ----------       ------       ------        -----
Balance at June 30, 2004         $     38     $ 20,727     $(19,377)     $ 27,535     $     (5)      $    281     $ 29,199

Comprehensive income:

   Net Income                                                               1,423                                    1,423
   Other comprehensive
     income:
      Change in unrealized
        holding gains on
        securities, net of
        income tax effect
        of $106                                                                                          (205)        (205)
                                                                                                                  --------

Comprehensive income                                                                                                 1,218

Purchase of  treasury stock                                    (365)                                                  (365)

Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                                --                          --

Exercise of stock options              --           --                                                                  --

Cash dividends declared
   ($0.32 per share)                                           (785)                                                  (785)
                                 --------     --------     --------      --------     --------       --------     --------

Balance at Dec. 31, 2004         $     38     $ 20,727     $(19,742)     $ 28,173     $     (5)      $     76     $ 29,267
                                 ========     ========     ========      ========     ========       ========     ========

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
      ---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments
(consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

      In March 2004, the Financial Accounting Standards Board ("FASB") reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 ("EITF 03-1"), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments In Debt and Equity Securities and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 123 (Revised 2004), Share-Based Payment. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on July 1, 2005 and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

      In October 2003, the American Institute of Certified Public Accountants issued SOP 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer." SOP 03-3 applies to a loan that is acquired where it is probable, at acquisition, that a transferee will be unable to collect all contractually required payments receivable. SOP 03-3 requires the recognition, as accretable yield, the excess of all cash flows expected at acquisition over the investor's Initial investment in the loan as interest income on a level-yield basis over the life of the loan. The amount by which the loan's contractually required payments exceed the amount of its expected cash flows at acquisition may not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. The adoption of SOP 03-3 is not expected to have a material impact on the consolidated financial statements.

3.    EARNINGS PER SHARE
      ------------------

      The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

                                            Three Months Ended             Six Months Ended
                                               December 31,                  December 31,
                                        --------------------------    --------------------------
                                            2004           2003           2004           2003
                                        -----------    -----------    -----------    -----------
Weighted average common shares
   outstanding                            3,762,968      3,734,816      3,762,968      3,735,731

Average treasury stock shares            (1,317,619)    (1,174,396)    (1,313,699)    (1,167,900)
                                        -----------    -----------    -----------    -----------
Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                              2,445,349      2,560,420      2,449,269      2,567,831

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings per
   share                                      5,893          9,158          5,815          9,499
                                        -----------    -----------    -----------    -----------

Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                              2,451,242      2,569,578      2,455,084      2,577,330
                                        ===========    ===========    ===========    ===========

         All options at December 31, 2004 and December 31, 2003 were included in the computation of diluted earnings per share.

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

5.    COMPREHENSIVE INCOME
      --------------------

         Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows:

                                         Three Months Ended                            Six Months Ended
                                            December 31,                                 December 31,
                              -----------------------------------------    -----------------------------------------
                                     2004                   2003                  2004                   2003
                              ------------------     ------------------    ------------------     ------------------
                                                                   (Dollars in Thousands)
Net income                               $   589                $   770               $ 1,423                $ 1,122
Other comprehensive
 income:
   Unrealized gains on
    available for sale
    securities                $    14                $    82               $    24                $    65

   Less:
    Reclassification
     adjustment for gain
     included in net
     income                       (99)                    --                  (329)                    --
                              -------    -------     -------    -------    -------    -------     -------    -------
Other comprehensive
 (loss) income before tax                    (85)                    82                  (311)                    65
Income tax
 (benefit)
 expense related to other
 comprehensive income                        (29)                    28                  (106)                    22
                                         -------                -------               -------                -------
Other comprehensive
 (loss) income, net of tax                   (56)                    54                  (205)                    43
                                         -------                -------               -------                -------
Comprehensive income                     $   533                $   824               $ 1,218                $ 1,165
                                         =======                =======               =======                =======

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004

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

      West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2004.

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

FINANCIAL CONDITION

      The Company's assets totaled $422.9 million at December 31, 2004, as compared to $433.6 million at June 30, 2004. The $10.7 million or 2.5% decrease in total assets was primarily comprised of a $46.9 million or 16.6% decrease in investment securities and FHLB stock, a $6.4 million or 9.4% decrease in net loans receivable, and a $562 thousand or 22.9% decrease in accrued interest receivable, which were partially offset by a $43.3 million or 57.2% increase in mortgage-backed securities and a $168 thousand or 5.5% increase in cash and cash equivalents. The decreases in investment securities and loans outstanding were attributable to higher rates of repayments caused by declines in intermediate and long-term market interest rates. The increase in mortgage-backed securities
is   attributable  to  purchases  of  floating  rate   collateralized
mortgage obligations in response to increases in short-term market interest rates. See "Asset and Liability Management".

      The Company's total liabilities decreased $10.7 million or 2.6% to $393.7 million as of December 31, 2004, from $404.4 million as of June 30, 2004. The $10.7 million decrease in total liabilities was primarily comprised of a $42.7 million or 46.6% decrease in other short-term borrowings and a $3.7 million or 2.3% decrease in total savings deposits, which were partially offset by a $35.4 million or 23.6% increase in FHLB advances scheduled to mature within 7 days. Savings accounts decreased $2.4 million, money market accounts decreased $1.2 million, certificates of deposit decreased $1.2 million and advanced payments by borrowers for taxes and insurance decreased $462 thousand, while demand deposits increased $1.5 million.

      Total stockholders' equity increased $68 thousand or 0.2% to $29.3 million as of December 31, 2004, from approximately $29.2 million as of June 30, 2004. Company net income of $1.4 million was partially offset by cash dividends and capital expenditures for the Company's stock repurchase program of $785 thousand and $365 thousand, respectively, and accumulated other comprehensive income decreased $205 thousand for the six months ended December 31, 2004.

RESULTS OF OPERATIONS

      General. WVS reported net income of $589 thousand or $0.24 diluted earnings per share and $1.4 million or $0.58 diluted earnings per share for the three and six months ended December 31, 2004, respectively. Net income decreased by $181 thousand or 23.5% and diluted earnings per share decreased $0.06 or 20.0% for the three months ended December 31, 2004, when compared to the same period in 2003. The decrease in net income was primarily attributable to a $617 thousand decrease in credit provisions for loan losses, which was partially offset by a $232 thousand increase in net interest income, a $105 thousand increase in non-interest income, a $64 thousand decrease in income tax expense and a $35 thousand decrease in non-interest expense. For the six months ended December 31, 2004, net income increased by $301 thousand or 26.8% and diluted earnings per share increased $0.14 or 31.8% when compared to the same period in 2003. The increase for the six month period was principally the result of a $870 thousand increase in net interest income, a $318 thousand increase in non-interest income and a $49 thousand decrease in non-interest expense, which were partially offset by a $829 thousand change in the provision for loan losses and a $107 thousand increase in income tax expense.

      Net Interest Income. The Company's net interest income increased by $232 thousand or 19.4% for the three months ended December 31, 2004, when compared to the same period in 2003. The increase in net interest income for the three month period was principally attributable to higher yields earned on Company assets due to higher levels of discount accretion on called U.S. Government Agency bonds, lower levels of premium amortization on matured corporate bonds, increases in short-term market interest rates, higher average balances of mortgage-backed securities and lower average balances of time deposits, which were partially offset by increased average balances of the Company's borrowings outstanding and lower average balances of net loans receivable and investment securities. The Company continued to experience high levels of repayments on its mortgage-backed securities portfolio due to refinancing activities for the three months ended December 31, 2004. The Company's net interest income increased $870 thousand or 38.9% for the six months ended December 31, 2004. The increase in net income for the six months ended December 31, 2004 was primarily attributable to higher yields earned on Company assets due to higher levels of discount accretion on called U.S. Government Agency bonds, lower levels of premium amortization on matured corporate bonds, increases in short-term market interest rates, higher average balances of investment and mortgage-backed securities, lower rates paid on deposits and Company borrowings and lower average balances of time deposits, which were partially offset by higher average balances of Company borrowings outstanding and lower average balances of net loans receivable.

      Interest Income. Total interest and dividend income increased $449 thousand or 11.3% and $1.1 million or 13.8% for the three and six months ended December 31, 2004, respectively, when compared to the same periods in 2003.

      Interest on mortgage-backed securities increased $527 thousand or 97.1% for the three months ended December 31, 2004, when compared to the same period in 2003. The increase for the three months ended December 31, 2004 was primarily attributable to a $44.8 million increase in the average balance of mortgage-backed securities outstanding for the period and a 68 basis point increase in the average yield earned on mortgage-backed securities for the three months ended December 31, 2004 when compared to the same period in 2003. Interest on mortgage-backed securities increased $454 thousand or 37.9% for the six months ended December 31, 2004, when compared to the same period in 2003. The increases for the six months ended December 31, 2004 was primarily attributable to a 76 basis point increase in the average yield earned on mortgage-backed securities and a $6.5 million increase in the average balance of mortgage-backed securities outstanding for the six months ended December 31, 2004 when compared to the same period in 2003. The increase in the weighted average yield earned on mortgage-backed securities was consistent with market conditions for the three and six months ended December 31, 2004. The increase in the average balances of mortgage-backed securities during the three and six months ended December 31, 2004 was primarily attributable to purchases of floating rate mortgage-backed securities.

      Interest  and  dividend  income on  interest-bearing  deposits  with other institutions, investment securities and FHLB stock ("other investment securities") increased by $196 thousand or 9.4% for the three months ended December 31, 2004 when compared to the same period in 2003 and includes a $348 thousand change in recognized discounts/premiums on investment securities. The increase was principally attributable to a 52 basis point increase in the weighted average yield earned on other investment securities which was partially offset by a $8.8 million decrease in the average balance outstanding of other investment securities for the three months ended December 31, 2004 when compared to the same period in 2003. Interest and dividend income on other investment securities increased $1.3 million or 35.6% for the six months ended December 31, 2004, when compared to the same period in 2003 and includes a $924 thousand change in recognized discounts/premiums on investment securities. The increase for the six months ended December 31, 2004 was primarily attributable to a $32.1 million increase in the average balance of other investment securities outstanding and a 60 basis point increase in the weighted average yield earned on other investment securities outstanding from the six months ended December 31, 2004, when compared to the same period in 2003. The increase in the weighted average yield earned was consistent with market conditions for the three and six months ended December 31, 2004.

      Interest on net loans receivable decreased $274 thousand or 20.6% for the three months ended December 31, 2004, when compared to the same period in 2003. The decrease for the three months ended December 31, 2004 was attributable to a decrease of $13.1 million in the average balance of net loans receivable outstanding and a decrease of 31 basis points in the weighted average yield earned on net loans receivable for the three months ended December 31, 2004, when compared to the same period in 2003. Interest on net loans receivable decreased $706 thousand or 24.7% for the six months ended December 31, 2004, when compared to the same period in 2003. The decrease for the six months ended December 31, 2004 was attributable to a $26.4 million decrease in the average balance of net loans receivable outstanding and a decrease of 41 basis points in the weighted average yield earned on net loans receivable for the six months ended December 31, 2004. The decrease in the average loan balance outstanding for the three and six months ended December 31, 2004 was primarily attributable to increased levels of mortgage prepayments and refinancings due to lower market rates on mortgages. As part of its asset/liability management strategy, the Company has limited its portfolio origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

      Interest Expense. Total interest expense increased $217 thousand or 7.9% and $199 thousand or 3.6% for the three and six months ended December 31, 2004, respectively, when compared to the same period in 2003.

      Interest on FHLB advances and other borrowings increased $288 thousand or 13.3% for the three months ended December 31, 2004 when compared to the same period in 2003. The increase for the three months ended December 31, 2004 was attributable to a $35.2 million increase in the average balance of FHLB advances and other borrowings for the period which was partially offset by a 19 basis point decrease in the weighted average rate paid on such borrowings when compared to the same period in 2003. Interest on FHLB advances and other borrowings increased $423 thousand or 9.9% for the six months ended December 31, 2004, when compared to the same period in 2003. The increase for the six months ended December 31, 2004 was attributable to a $33.9 million increase in the average balance of FHLB advances and other borrowings for the period which was partially offset by a 34 basis point decrease in the weighted average rate paid on such borrowings when compared to the same period in 2003. The weighted average rate paid on FHLB advances and other borrowings declined in contrast to increases in the proportion of short-term advances and borrowings to total Company borrowings.

      Interest expense on deposits and escrows decreased $71 thousand or 11.9% for the three months ended December 31, 2004 when compared to the same period in 2003. The decrease in interest expense on deposits and escrows for the three months ended December 31, 2004 was attributable to a $9.7 million decrease in the average balance of interest-bearing deposits and escrows for the period, which was partially offset by a 5 basis point decrease in the weighted average yield paid on time deposits and escrows for the three months ended December 31, 2004, when compared to the same period in 2003. Interest expense on deposits and escrows decreased $224 thousand or 17.7% for the six months ended December 31, 2004 when compared to the same period in 2003. The decrease in interest expense on deposits and escrows for the six months ended December 31, 2004 was primarily attributable to a $9.5 million decrease in the average balance of interest-bearing deposits and escrows for the period and a 20 basis point decrease in the weighted average yield paid on interest-bearing deposit and escrows for the six months ended December 31, 2004, when compared to the same period in 2003.

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

      The Company recorded a credit provision for loan losses of $7 thousand for the three months ended December 31, 2004 compared to a $624 thousand credit provision for the same period in 2003. For the six months ended December 31, 2004, the Company recorded a $72 thousand provision for loan losses compared to recording a credit provision of $757 thousand for the same period in 2003. At December 31, 2004, the Company's total allowance for loan losses amounted to $1.2 million or 2.0% of the Company's total loan portfolio, as compared to $1.4 million or 2.0% at June 30, 2004. The decrease in the allowance for loan losses is primarily the result of the Company charging off approximately $186 thousand of a commercial loan participation interest collateralized by a first mortgage loan on a full-service hotel located within the Company's market area. The Company took this charge-off due to the sale of the loan by the lead lender over the Company's objection. The Company is pursuing further recovery options with the lead lender which may involve litigation.

      Non-Interest Income. Non-interest income increased $105 thousand or 65.2% and $318 thousand or 89.3% for the three and six months ended December 31, 2004, respectively, when compared to the same periods in 2003. The increases were primarily attributable to pre-tax securities gains of $99 thousand and $329 thousand for the three and six months ended December 31, 2004, respectively.

      Non-Interest Expense. Non-interest expense decreased $35 thousand or 3.7% and $49 thousand or 2.7% for the three and six months ended December 31, 2004, respectively, when compared to the same periods in 2003. The decrease for the three months ended December 31, 2004 was primarily attributable to a $30 thousand decrease in legal expenses and costs associated with the work-out of non-performing assets, a $9 thousand decrease in payroll related costs and a $4 thousand decrease in correspondent bank service charges which were partially offset by a $9 thousand increase in data processing expense. The decrease for the six months ended December 31, 2004 was primarily attributable to $42 thousand decrease in legal expenses and costs, a $17 thousand decrease in payroll related costs and a $8 thousand decrease in correspondent bank service charges which were partially offset by a $17 thousand increase in data processing expense.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities totaled $3.0 million during the six months ended December 31, 2004. Net cash provided by operating activities was primarily comprised of $1.4 million of net income, $1.0 million from the sale of trading assets and a $0.5 million decrease in accrued interest receivable.

      Funds provided by investing activities totaled $9.3 million during the six months ended December 31, 2004. Primary sources of funds during the six months ended December 31, 2004, included $262.3 million from repayments of investment and mortgage-backed securities including Federal Home Loan Bank stock, a $6.3 million decrease in net loans receivable and $1.4 million from the sale of investments from the Company's investment portfolio, which were partially offset by $260.7 million of purchases of investments and mortgage-backed securities including Federal Home Loan Bank stock.

      Funds used for financing activities totaled $12.1 million for the six months ended December 31, 2004. The primary uses included a $42.7 million decrease in other short-term borrowings, a $3.7 million decrease in deposits and escrows, a $785 thousand in cash dividends paid on the Company's common stock and $365 thousand in purchased treasury stock, which were partially offset by a $35.4 million increase in short-term FHLB advances. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

      During the quarter ended December 31, 2004, the Company incurred $745.7 million in other short-term borrowings with a weighted average rate of 2.02% and incurred approximately $50.9 million in various short-term borrowings from the FHLB with a weighted average rate of 2.26%. During the three months ended December 31, 2004, the Company repaid $747.0 million of other short-term borrowings with weighted average rates of 1.99% and $17.4 million of various short-term borrowings from the FHLB with weighted average rates of 2.28%.

      The Company's primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At December 31, 2004, the total approved loan commitments outstanding amounted to $1.8 million. At the same date, commitments under unused lines of credit amounted to $6.1 million, the unadvanced portion of construction loans approximated $10.3 million and commitments to fund security purchases totaled $15.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2004 totaled $41.3 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

      On January 25, 2005, the Company's Board of Directors declared a cash dividend of $0.16 per share payable February 17, 2005, to shareholders of record at the close of business on February 7, 2005. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

      As of December 31, 2004, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $29.2 million or 21.3% and $30.4 million or 22.2%, respectively, of total risk-weighted assets, and Tier I leverage capital of $29.2 million or 7.02% of average quarterly assets.

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

      The Company's nonperforming assets at December 31, 2004 totaled approximately $1.2 million or 0.28% of total assets as compared to $828 thousand or 0.19% of total assets at June 30, 2004. Nonperforming assets at December 31, 2004 consisted of: one speculative construction loan totaling $449 thousand, one land loan totaling $407 thousand, three single-family real estate loans totaling $199 thousand, one unsecured consumer loan totaling $65 thousand, one commercial loan totaling $45 thousand and one home equity loan totaling $17 thousand.

      The $354 thousand increase in nonperforming assets during the six months ended December 31, 2004 was primarily attributable to the addition to non-accrual status of two mortgages secured by single-family real estate totaling approximately $507 thousand and the addition of one home equity loan totaling approximately $17 thousand which were partially offset by the payoff in full of: two mortgages secured by single-family real estate totaling approximately $140 thousand; a $4 thousand loan secured by commercial real estate; and principal paydowns totaling approximately $36 thousand on two loans related to a bankruptcy discussed below.

      At December 31, 2004, the Company had one loan secured by undeveloped land totaling $407 thousand and one unsecured loan totaling $65 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand to be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plans have been received in a timely manner. In accordance with generally accepted accounting principles, payments received are being applied on a cost recovery basis.

      During the six months ended December 31, 2004, approximately $30 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the six months ended December 31, 2004. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ASSET AND LIABILITY MANAGEMENT

      The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Company's transactions are denominated in US dollars with no specific foreign exchange exposure. The Savings Bank has no agricultural loan assets and therefore would not have a specific exposure to changes in commodity prices. Any impacts that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be exogenous and will be analyzed on an ex post basis.
                           -- ---

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

      During the six months ended December 31, 2004, the level of short-term market interest rates began to increase. The Federal Open Market Committee increased its intended federal funds rate by twenty-five basis points at their August 10, September 21, November 10 and December 14, 2004 meetings. This followed a twenty-five basis point increase at their June 30, 2004 meeting. As economic conditions continue to improve, we anticipate continued increases in short-term market interest rates. Intermediate and longer-term yields fell, however, due to rising oil prices and weakness in some sectors of the economy. The benchmark ten year treasury yield declined thirty-eight basis points from 4.62% at June 30, 2004 to 4.24% at December 31, 2004. This decline precipitated additional prepayments in the Company's loan, investment and mortgage-backed securities portfolios.

      Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the six months ended December 31, 2004, totaled $17.0 million, $226.1 million and $35.6 million, respectively. In response to higher levels of liquidity the Company rebalanced its loan, investment and mortgage-backed securities portfolios. Due to the low level of market interest rates, the Company continued to reduce its portfolio originations of long-term fixed rate mortgages while continuing to offer consumer home equity and construction loans. The Company continues to purchase callable U. S. Government Agency bonds that reprice within twelve to twenty-four months in order to earn a higher return while limiting interest rate risk within the portfolio. Within the mortgage-backed securities portfolio, the Company continued to aggressively purchase floating rate securities in order to provide current income and protection against eventual rises in market interest rates. Each of the aforementioned strategies also helped to improve the interest-rate and liquidity risks associated with the Savings Bank's customers' liquidity preference for shorter term deposit products.

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

      During the quarter ended December 31, 2004, principal investment purchases were comprised of: callable floating rate government agency bonds which will reprice within twenty-four months - $92.9 million with a weighted average yield of approximately 3.79%; floating rate collateralized mortgage obligations which reprice monthly - $47.0 million with an original weighted average yield of approximately 3.21%; and government agency step-up bonds which will reprice within one year - $4.7 million with a weighted average yield of approximately 4.76%. Major investment proceeds received during the quarter ended December 31, 2004 were: callable government agency bonds - $73.5 million with a weighted average yield of approximately 3.68%; investment grade corporate bonds - $1.0 million with a weighted average yield of approximately 7.40%; investment grade commercial paper - $3.3 million with a weighted average yield of approximately 1.85%; and tax-free municipal bonds - $4.3 million with a weighted average yield of approximately 5.48%.

      As of December 31, 2004, the implementation of these asset and liability management initiatives resulted in the following:

      1) the Company's liquidity profile remains strong with $117.8 million of U.S. Government Agency securities that were callable within 3 months and, $74.9 million being callable within 3 to 6 months. Based upon current market conditions, management anticipates that a portion of the investments will be called within the above time intervals;

      2) $114.1 million or 96.0% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were comprised of floating rate instruments that reprice on a monthly basis;

      3) $49.6 million or 21.1% of the Company's investment portfolio (including FHLB stock) was comprised of U.S. Government Agency Step-up bonds which will reprice from initial rates of 3.35% - 4.70% and increase to 6.00% - 7.50% within thirty-six months;

      4) $137.9 million or 58.6% of the Company's investment portfolio (including FHLB stock) was comprised of floating rate bonds which will reprice quarterly within twenty-four months;

      5)    $4.9  million  or  2.1%  of  the  Company's   investment   portfolio
            (including FHLB stock) was comprised of investment grade corporate demand notes;

      6)    the maturity distribution of the Company's borrowings is as follows:
            10 days or less:  $84.4 million or 36.0%;  1-3 years:  $4.2 or 1.8%;
            3-5 years: $13.5 million or 5.8%; over 5 years: $132.1 million or 56.4%; and

      7) an aggregate of $31.9 million or 51.9% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months.

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

                                             December 31,        June 30,
                                             ------------ ----------------------
                                                 2004        2004        2003
                                             ------------ ---------    ---------
                                                    (Dollars in Thousands)
Interest-earning assets maturing or
   repricing within one year                   $272,728    $288,451    $262,782
Interest-bearing liabilities maturing or
   repricing within one year                    179,394     171,655     133,418
                                               --------    --------    --------

Interest sensitivity gap                       $ 93,334    $116,796    $129,364
                                               ========    ========    ========
Interest sensitivity gap as a percentage of
   total assets                                    22.1%       26.9%       35.2%
Ratio of assets to liabilities
   maturing or repricing within one year          152.0%      168.0%      197.0%

      During the quarter ended December 31, 2004, the Company managed its one year interest sensitivity gap by: (1) limiting the portfolio origination of long-term fixed rate mortgages; (2) emphasizing loans with shorter-terms or repricing frequencies; (3) purchasing investments with maturities/repricing dates within thirty-six months; and (4) purchasing floating rate CMO's which reprice on a monthly basis.

      The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at December 31, 2004. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

                        Cumulative Stressed Repricing Gap
                        ---------------------------------

                          Month 3      Month 6      Month 12     Month 24     Month 36     Month 60    Long Term
                          -------      -------      --------     --------     --------     --------    ---------
                                                          (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
 Gap ($'s)                 25,038       12,195       70,250      131,632      119,219      115,105       27,507
% of Total
 Assets                       5.9%         2.9%        16.6%        31.1%        28.2%        27.2%         6.5%
Base Case Up 100 bp
-------------------
Cummulative
 Gap ($'s)                 25,495       28,005       88,906      180,862      168,670      164,837       27,507
% of Total
  Assets                      6.0%         6.6%        21.0%        42.7%        39.8%        38.9%         6.5%
Base Case No Change
-------------------
Cummulative
 Gap ($'s)                 27,210       31,112       93,334      186,716      179,781      177,454       27,507
% of Total
  Assets                      6.4%         7.3%        22.0%        44.1%        42.5%        41.9%         6.5%
Base Case Down 100 bp
---------------------
Cummulative
 Gap ($'s)                 35,313       41,432      105,782      200,129      187,354      180,008       27,507
% of Total
  Assets                      8.3%         9.8%        25.0%        47.3%        44.3%        42.5%         6.5%
Base Case Down 200 bp
---------------------
Cummulative
 Gap ($'s)                 93,588      131,232      172,257      203,539      188,284      180,081       27,507
% of Total
  Assets                     22.1%        31.0%        40.7%        48.1%        44.5%        42.5%         6.5%

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

      The following table presents the simulated impact of a 100 and 200 basis point upward or downward shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2004.

           Analysis of Sensitivity to Changes in Market Interest Rates
           -----------------------------------------------------------

                                     Modeled Change in Market Interest Rates
                               -------------------------------------------------
Estimated impact on:             -200      -100         0       +100       +200
--------------------
Change in net interest income   -58.9%    -33.1%      0.00%     24.6%      62.0%

Return on average equity        -1.36%      3.13%     8.57%    12.42%     18.00%

Return on average assets        -0.08%      0.21%     0.58%     0.86%      1.28%

Market value of equity (in
  thousands)                   $12,051   $19,094   $24,554   $27,047    $25,836

      The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2004.

                            Anticipated Transactions
         ----------------------------------------------------------------
                                                   (Dollars in Thousands)
         Undisbursed construction and
             land development loans
               Fixed rate                                        $ 2,814
                                                                    5.86%

               Adjustable rate                                   $ 7,458
                                                                    5.96%

         Undisbursed lines of credit
               Adjustable rate                                   $ 6,145
                                                                    5.28%

         Loan origination commitments
               Fixed rate                                        $ 1,176
                                                                    6.22%

               Adjustable rate                                   $   667
                                                                    5.21%

         Letters of credit
               Adjustable rate                                   $ 1,383
                                                                    6.26%

         Commitments to purchase mortgage-backed securities
               Adjustable rate                                   $14,995
                                                                    4.56%
                                                                 -------
                                                                 $34,638
                                                                 =======

      In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2004, the Savings Bank had six performance standby letters of credit outstanding totaling approximately $1.4 million. One letter of credit is secured by deposits with the Savings Bank, three letters of credit are secured by undisbursed construction loan funds and two letters of credit are secured by developed property. All six letters of credit will mature within eighteen months. In the event that the obligor is unable to perform its obligations as specified in the standby letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the standby letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund this contingent obligation.

ITEM 4.

CONTROLS AND PROCEDURES

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings
        -----------------

      The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

      (a)   Not applicable.

      (b)   Not applicable.

      (c) The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended December 31, 2004.

       ---------------------------------------------------------------------------------------------------
                                   ISSUER PURCHASES OF EQUITY SECURITIES
       ---------------------------------------------------------------------------------------------------
                                                                   Total Number of      Maximum Number of
                                                                  Shares Purchased     Shares that May Yet
                             Total Number                        as Part of Publicly     Be Repurchased
                               of Shares    Average Price Paid    Announced Plans or   Under the Plans or
                 Period        Purchased       per Share ($)          Programs(1)          Programs(2)
       --------------------------------------------------------------------------------------------------
       10/01/04 - 10/31/04         1,564                 17.00                 1,564                75,543
       --------------------------------------------------------------------------------------------------
       11/01/04 - 11/30/04             0                  0.00                     0                75,543
       --------------------------------------------------------------------------------------------------
       12/01/04 - 12/31/04             0                  0.00                     0                75,543
       --------------------------------------------------------------------------------------------------
            Total                  1,564                 17.00                 1,564                75,543
       --------------------------------------------------------------------------------------------------

----------

(1) All shares indicated were purchased under the Company's Seventh Stock Repurchase Program.

(2)   Seventh Stock Repurchase Program

      (a)   Announced February 24, 2004.

      (b)   125,000 common shares approved for repurchase.

      (c)   No fixed date of expiration.

      (d) This Program has not expired and has 75,543 shares remaining to be purchased at December 31, 2004.

      (e)   Not applicable.

ITEM 3. Defaults Upon Senior Securities
        -------------------------------

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      (a) The Company's 2004 Annual Meeting of Stockholders was held on October 26, 2004.

      (b)   Not applicable.

      (c) Two matters were voted upon at the annual meeting held on October 26, 2004: Item 1: Proposal to elect two directors for a four-year term or until their successors are elected and qualified; Item 2:
            Proposal to ratify the appointment by the Board of Directors of S.R. Snodgrass, A.C. as the Company's independent auditors for the fiscal year ending June 30, 2005.

            Each of the two proposals received stockholder approval. There were 2,446,624 shares outstanding on the record date eligible to vote at the meeting and 2,093,284 shares were present in person or by proxy at the meeting. The voting record with respect to each item voted upon is enumerated below:

            Item            Nominee
            Number      (if Applicable)           For        Against     Abstain
            ------      ---------------           ---        -------     -------

              1      Donald E. Hook             1,964,551    128,733

                     David J. Bursic            1,965,768    127,516

              2      Ratification of Auditors   2,050,142     11,567      31,575

            There were no broker non-votes with respect to any matter voted upon.

      (d)   Not applicable

ITEM 5. Other Information
        -----------------

      Not applicable.

ITEM 6. Exhibits
        --------

      The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

        Number   Description                                                Page
        ------   ---------------------------------------------------------  ----

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

         99      Report of Independent Registered Public Accounting Firm     E-5

                                       SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WVS FINANCIAL CORP.

      February 11, 2005              BY:  /s/ David J. Bursic
      Date                                --------------------------------------
                                          David J. Bursic
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

      February 11, 2005              BY:  /s/ Keith A. Simpson
      Date                                --------------------------------------
                                          Keith A. Simpson
                                          Vice-President, Treasurer and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)