Form 10-Q
period 2005-03-31
WVS FINANCIAL CORP
filed 2005-05-16
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

                                       or

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

                                 (412) 364-1911
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

YES |_|   NO |X|

      Shares outstanding as of May 13, 2005: 2,403,235 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.   Financial Information                                            Page
-------   ---------------------                                            ----

Item 1.   Financial Statements

          Consolidated Balance Sheet as of
          March 31, 2005 and June 30, 2004
          (Unaudited)                                                        3

          Consolidated Statement of Income
          for the Three and Nine Months Ended
          March 31, 2005 and 2004 (Unaudited)                                4

          Consolidated Statement of Cash Flows
          for the Nine Months Ended March 31,
          2005 and 2004 (Unaudited)                                          5

          Consolidated Statement of Changes in
          Stockholders' Equity for the Nine Months
          Ended March 31, 2005 (Unaudited)                                   7

          Notes to Unaudited Consolidated
          Financial Statements                                               8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations for the Three and Nine Months
          Ended March 31, 2005                                              12

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk                                                 18

Item 4.   Controls and Procedures                                           24

PART II.  Other Information                                                Page
--------  -----------------                                                ----

Item 1.   Legal Proceedings                                                  25
Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                                    25
Item 3.   Defaults Upon Senior Securities                                    25
Item 4.   Submission of Matters to a Vote of Security Holders                25
Item 5.   Other Information                                                  25
Item 6.   Exhibits                                                           26
          Signatures                                                         27


                                 WVS FINANCIAL CORP. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEET
                                           (UNAUDITED)
                                         (In thousands)
                                                                       March 31, 2005       June 30, 2004
                                                                       --------------       -------------
          Assets
          ------
Cash and due from banks                                                 $        793         $        769
Interest-earning demand deposits                                               2,994                2,285
                                                                        ------------         ------------
Total cash and cash equivalents                                                3,787                3,054
Trading assets                                                                    --                  993
Investment securities available-for-sale (amortized cost of
   $2,135 and $4,112)                                                          2,124                4,416
Investment securities held-to-maturity (market value of
   $225,154 and $271,104)                                                    225,393              269,173
Mortgage-backed securities available-for-sale (amortized cost of
   $2,929 and $3,234)                                                          3,130                3,357
Mortgage-backed securities held-to-maturity (market value of
   $118,646 and $72,100)                                                     118,276               72,233
Net loans receivable (allowance for loan losses of $1,229 and
   $1,370)                                                                    60,622               67,968
Federal Home Loan Bank stock, at cost                                          8,167                7,532
Accrued interest receivable                                                    2,253                2,456
Premises and equipment                                                           975                1,077
Other assets                                                                   1,211                1,365
                                                                        ------------         ------------
          TOTAL ASSETS                                                  $    425,938         $    433,624
                                                                        ============         ============
          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                        $     11,358         $     10,996
   NOW accounts                                                               25,392               22,897
   Savings accounts                                                           44,592               45,837
   Money market accounts                                                      13,127               14,226
   Certificates of deposit                                                    65,168               65,362
   Advance payments by borrowers for taxes and insurance                         871                1,245
                                                                        ------------         ------------
    Total savings deposits                                                   160,508              160,563
Federal Home Loan Bank advances                                              163,336              149,736
Other borrowings                                                              70,405               91,639
Accrued interest payable                                                       1,270                1,197
Other liabilities                                                              1,595                1,290
                                                                        ------------         ------------
     TOTAL LIABILITIES                                                  $    397,114         $    404,425

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                          $         --         $         --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,762,743 and 3,762,968 shares issued                                          38                   38
Additional paid-in capital                                                    20,726               20,727
Treasury stock: 1,357,508 and 1,296,544 shares at cost,
    Respectively                                                             (20,410)             (19,377)
Retained earnings, substantially restricted                                   28,347               27,535
Accumulated other comprehensive income                                           126                  281
Unreleased shares - Recognition and Retention Plans                               (3)                  (5)
                                                                        ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY                                         $     28,824         $     29,199
                                                                        ------------         ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    425,938         $    433,624
                                                                        ============         ============

     See accompanying notes to unaudited consolidated financial statements.

                                   WVS FINANCIAL CORP. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENT OF INCOME
                                             (UNAUDITED)
                                 (In thousands, except per share data)

                                                         Three Months Ended                   Nine Months Ended
                                                              March 31,                             March 31,
                                                  -------------------------------       ------------------------------
                                                      2005               2004                2005              2004
                                                  ------------       ------------       ------------      ------------
INTEREST AND DIVIDEND INCOME:
     Loans                                        $      1,029       $      1,205       $      3,181      $      4,063
     Investment securities                               2,347              2,287              7,299             5,929
     Mortgage-backed securities                          1,085                540              2,738             1,739
     Interest-earning deposits with other
         institutions                                        2                  1                  6                 7
     Federal Home Loan Bank stock                           46                 34                120                95
                                                  ------------       ------------       ------------      ------------
          Total interest and dividend income             4,509              4,067             13,344            11,833
                                                  ------------       ------------       ------------      ------------

INTEREST EXPENSE:
     Deposits                                              559                548              1,601             1,813
     Federal Home Loan Bank advances                     2,010              2,017              6,109             6,101
     Other borrowings                                      449                151              1,037               331
                                                  ------------       ------------       ------------      ------------
          Total interest expense                         3,018              2,716              8,747             8,245
                                                  ------------       ------------       ------------      ------------

NET INTEREST INCOME                                      1,491              1,351              4,597             3,588
PROVISION (RECOVERY) FOR LOAN LOSSES                        (5)               (14)                66              (771)
                                                  ------------       ------------       ------------      ------------
NET INTEREST INCOME AFTER PROVISION
   (RECOVERY) FOR LOAN LOSSES                            1,496              1,365              4,531             4,359
                                                  ------------       ------------       ------------      ------------

NON-INTEREST INCOME:
     Service charges on deposits                            88                 91                273               289
     Investment securities gains                            --                 --                335                --
     Other                                                  71                 72                224               230
                                                  ------------       ------------       ------------      ------------
          Total non-interest income                        159                163                832               519
                                                  ------------       ------------       ------------      ------------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                        505                494              1,504             1,511
     Occupancy and equipment                               109                112                328               322
     Data processing                                        68                 58                198               171
     Correspondent bank service charges                     32                 32                100               108
     Other                                                 177                203                541               618
                                                  ------------       ------------       ------------      ------------
          Total non-interest expense                       891                899              2,671             2,730
                                                  ------------       ------------       ------------      ------------

INCOME BEFORE INCOME TAXES                                 764                629              2,692             2,148
INCOME TAXES                                               200                165                705               562
                                                  ------------       ------------       ------------      ------------
NET INCOME                                        $        564       $        464       $      1,987      $      1,586
                                                  ============       ============       ============      ============

EARNINGS PER SHARE:
     Basic                                        $       0.23       $       0.18       $       0.81      $       0.62
     Diluted                                      $       0.23       $       0.18       $       0.81      $       0.62

AVERAGE SHARES OUTSTANDING:
     Basic                                           2,430,679          2,525,612          2,443,163         2,553,860
     Diluted                                         2,435,935          2,533,697          2,448,792         2,562,887

     See accompanying notes to unaudited consolidated financial statements.

                               WVS FINANCIAL CORP. AND SUBSIDIARY
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)
                                         (In thousands)

                                                                                    Nine Months Ended
                                                                                         March 31,
                                                                               -----------------------------
                                                                                   2005              2004
                                                                               -----------       -----------
OPERATING ACTIVITIES

Net income                                                                     $     1,987       $     1,586
Adjustments to reconcile net income to cash provided by operating activities:
   Provision for (recovery of)  loan losses                                             66              (771)
   Investment securities gains                                                        (335)               --
   Depreciation and amortization, net                                                  144               141
   Amortization of discounts, premiums and deferred loan fees                         (349)            1,052
   Sale of trading securities                                                        1,000                --
   Decrease in accrued interest receivable                                             203               123
   Increase (decrease) in accrued interest payable                                      73              (177)
   Increase in accrued and deferred taxes                                              289               340
   Other, net                                                                          253               (61)
                                                                               -----------       -----------
         Net cash provided by operating activities                                   3,331             2,233
                                                                               -----------       -----------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                         (17,418)          (21,861)
   Proceeds from repayments of investments and mortgage-backed securities           18,622            38,982
   Proceeds from sale of investment securities                                       1,409                --
Held-to-maturity:
   Purchases of investments and mortgage-backed securities                        (297,995)         (302,413)
   Proceeds from repayments of investments and mortgage-backed securities          296,127           230,043
Decrease in net loans receivable                                                     7,232            21,348
Purchase of Federal Home Loan Bank stock                                            (5,997)           (1,390)
Redemption of Federal Home Loan Bank stock                                           5,362             1,635
Acquisition of premises and equipment                                                  (43)              (25)
Other, net                                                                              --               523
                                                                               -----------       -----------
         Net cash provided by (used for) investing activities                        7,299           (33,158)
                                                                               -----------       -----------


                                 WVS FINANCIAL CORP. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)
                                          (In thousands)
                                                                                Nine Months Ended
                                                                                     March 31,
                                                                           ---------------------------
                                                                              2005             2004
                                                                           ----------       ----------
FINANCING ACTIVITIES

Net (decrease) increase in transaction and passbook accounts                      513           (1,341)
Net decrease in certificates of deposit                                          (194)         (13,658)
Net increase (decrease) in FHLB short-term advances                            20,600           (3,875)
Net (decrease) increase in other borrowings                                   (21,234)          53,265
Proceeds from FHLB long-term advances                                              --              500
Repayments of FHLB long-term advances                                          (7,000)            (279)
Net decrease in advance payments by borrowers for taxes and insurance            (374)            (662)
Net proceeds from issuance of common stock                                         --              490
Funds used for purchase of treasury stock                                      (1,033)          (2,046)
Cash dividends paid                                                            (1,175)          (1,228)
                                                                           ----------       ----------
         Net cash (used for) provided by financing activities                  (9,897)          31,166
                                                                           ----------       ----------

        Increase  in cash and cash equivalents                                    733              241

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                            3,054            2,815
                                                                           ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                             $    3,787       $    3,056
                                                                           ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                         $    8,674       $    8,422
      Income taxes                                                         $      335       $      550

   Non-cash items:
      Mortgage Loan Transferred to Other Assets                            $       --       $      550

     See accompanying notes to unaudited consolidated financial statements.


                                           WVS FINANCIAL CORP. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     (UNAUDITED)
                                                    (In thousands)

                                                                                                             Accumulated
                                                                                   Retained                     Other
                                                     Additional                     Earnings    Unallocated    Compre-
                                        Common         Paid-In       Treasury    Substantially  Shares Held    hensive
                                         Stock         Capital         Stock      Restricted       by RRP       Income       Total
                                         -----         -------         -----      ----------       ------       ------       -----
Balance at June 30, 2004                $    38       $ 20,727       $(19,377)      $27,535      $    (5)      $   281      $29,199

Comprehensive income:

   Net Income                                                                         1,987                                   1,987
   Other comprehensive
     income:
      Change in unrealized
          holding gains on
          securities, net of
          income tax effect of $80                                                                                (155)        (155)
                                                                                                                            -------

Comprehensive income                                                                                                          1,832

Purchase of  treasury stock                                            (1,033)                                               (1,033)

Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                (1)                                        2                          1

Exercise of stock options                    --             --                                                                   --

Cash dividends declared
   ($0.48 per share)                                                                 (1,175)                                 (1,175)
                                        -------       --------       --------       -------      -------       -------      -------

Balance at March 31, 2005               $    38       $ 20,726       $(20,410)      $28,347      $    (3)      $   126      $28,824
                                        =======       ========       ========       =======      =======       =======      =======

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
      ---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments
(consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

      In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on July 1, 2005 and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

      In December 2004, FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

3.    EARNINGS PER SHARE
      ------------------

      The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

                                               Three Months Ended                       Nine Months Ended
                                                     March 31,                               March 31,
                                           -------------------------------       -------------------------------

                                               2005                2004              2005               2004
                                           ------------       ------------       ------------       ------------
Weighted average common shares
   outstanding                                3,762,891          3,757,062          3,762,943          3,742,789

Average treasury stock shares                (1,332,212)        (1,231,450)        (1,319,780)        (1,188,929)
                                           ------------       ------------       ------------       ------------
Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                                  2,430,679          2,525,612          2,443,163          2,553,860

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings per
   share                                          5,256              8,085              5,629              9,027
                                           ------------       ------------       ------------       ------------

Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                                  2,435,935          2,533,697          2,448,792          2,562,887
                                           ============       ============       ============       ============

      All options at March 31, 2005 and March 31, 2004 were included in the computation of diluted earnings per share.

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

5.    COMPREHENSIVE INCOME
      --------------------

      Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows:

                                                Three Months Ended                                 Nine Months Ended
                                                     March 31,                                          March 31,
                                  -------------------------------------------------   ---------------------------------------------
                                           2005                        2004                     2005                   2004
                                  -----------------------     ---------------------   ---------------------   ---------------------
                                                                         (Dollars in Thousands)
Net income                                      $     564                 $     464               $   1,987               $   1,586
Other comprehensive
income:
     Unrealized gains on
      available for sale
      securities                  $      76                   $      47               $     100               $     112
     Less:
      Reclassification
        adjustment for gain
        included in net
        income                           --                          --                    (335)                     --
                                  ---------     ---------     ---------   ---------   ---------   ---------   ---------   ---------
Other comprehensive
  (loss) income before tax                             76                        47                    (235)                    112
Income tax (benefit)
  expense related to other
  comprehensive income                                 26                        16                     (80)                     38
                                                ---------                 ---------               ---------               ---------
Other comprehensive
  (loss) income, net of tax                            50                        31                    (155)                     74
                                                ---------                 ---------               ---------               ---------
Comprehensive income                            $     614                 $     495               $   1,832               $   1,660
                                                =========                 =========               =========               =========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005

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

      West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2005.

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

FINANCIAL CONDITION

      The Company's assets totaled $425.9 million at March 31, 2005, as compared to $433.6 million at June 30, 2004. The $7.7 million or 1.8% decrease in total assets was primarily comprised of a $46.4 million or 16.5% decrease in investment securities and FHLB stock, a $7.3 million or 10.8% decrease in net loans receivable, and a $203 thousand or 8.3% decrease in accrued interest receivable, which were partially offset by a $45.8 million or 60.6% increase in mortgage-backed securities and a $733 thousand or 24.0% increase in cash and cash equivalents. The decreases in investment securities and loans outstanding were attributable to higher rates of repayments caused by changes in short, intermediate and long-term market interest rates, the flattening of the Treasury yield curve and continued high levels of interest rate volatility.

The increase in mortgage-backed securities is attributable to purchases of floating rate collateralized mortgage obligations in response to increases in short-term market interest rates. See "Asset and Liability Management".

      The Company's total liabilities decreased $7.3 million or 1.8% to $397.1 million as of March 31, 2005, from $404.4 million as of June 30, 2004. The $7.3 million decrease in total liabilities was primarily comprised of a $21.2 million or 23.2% decrease in other short-term borrowings and a $7.0 million or 4.7% decrease in long-term FHLB advances, which were partially offset by a $20.6 million or 100.0% increase in short-term FHLB advances. Total deposits decreased $55 thousand to $160.5 million as a result of the following: savings accounts decreased $1.2 million, money market accounts decreased $1.1 million, certificates of deposit decreased $194 thousand and advanced payments by borrowers for taxes and insurance decreased $374 thousand, while demand deposits increased $2.9 million.

      Total stockholders' equity decreased $375 thousand or 1.3% to $28.8 million as of March 31, 2005, from approximately $29.2 million as of June 30, 2004. Company net income of $2.0 million was offset by cash dividends and capital expenditures for the Company's stock repurchase program of $1.2 million and $1.0 million, respectively, and accumulated other comprehensive income decreased $155 thousand for the nine months ended March 31, 2005.

RESULTS OF OPERATIONS

      General. WVS reported net income of $564 thousand or $0.23 diluted earnings per share and $2.0 million or $0.81 diluted earnings per share for the three and nine months ended March 31, 2005, respectively. Net income increased by $100 thousand or 21.6% and diluted earnings per share increased $0.05 or 27.8% for the three months ended March 31, 2005, when compared to the same period in 2004. The increase in net income was primarily attributable to a $140 thousand increase in net interest income and a $8 thousand decrease in non-interest expense, which were partially offset by a $35 thousand increase in income tax expense, a $9 thousand decrease in credit provision for loan losses and a $4 thousand decrease in non-interest income. For the nine months ended March 31, 2005, net income increased by $401 thousand or 25.3% and diluted earnings per share increased $0.19 or 30.6% when compared to the same period in 2004. The increase for the nine month period was principally the result of a $1.0 million increase in net interest income, a $313 thousand increase in non-interest income and a $59 thousand decrease in non-interest expense, which were partially offset by a $837 thousand change in the provision for loan losses and a $143 thousand increase in income tax expense.

      Net Interest Income. The Company's net interest income increased by $140 thousand or 10.4% for the three months ended March 31, 2005, when compared to the same period in 2004. The increase in net interest income for the three month period was principally attributable to higher yields earned on Company assets due to higher levels of discount accretion on called U.S. Government Agency bonds, lower levels of premium amortization on matured corporate bonds, increases in short-term market interest rates, higher average balances of mortgage-backed securities and lower average balances of time deposits, which were partially offset by increased average balances of the Company's borrowings outstanding, lower average balances of net loans receivable and investment securities and higher rates paid on Company borrowings, time deposits and money-market accounts. The Company continued to experience high levels of repayments on its mortgage-backed securities portfolio due to refinancing activities for the three months ended March 31, 2005. The Company's net interest income increased $1.0 million or 28.1% for the nine months ended March 31, 2005. The increase in net income for the nine months ended March 31, 2005 was primarily attributable to higher yields earned on Company assets due to higher levels of discount accretion on called U.S. Government Agency bonds, lower levels of premium amortization on matured corporate bonds, increases in short-term market interest rates, higher average balances of investment and mortgage-backed securities, lower rates paid on NOW accounts, savings accounts and Company borrowings and lower average balances of time deposits, which were partially offset by higher average balances of Company borrowings outstanding and lower average balances of net loans receivable.

      Interest Income. Total interest and dividend income increased $442 thousand or 10.9% and $1.5 million or 12.8% for the three and nine months ended March 31, 2005, respectively, when compared to the same periods in 2004.

      Interest on mortgage-backed securities increased $545 thousand or 100.9% for the three months ended March 31, 2005, when compared to the same period in 2004. The increase for the three months ended March 31, 2005 was primarily attributable to a $35.0 million increase in the average balance of mortgage-backed securities outstanding for the period and a 106 basis point increase in the average yield earned on mortgage-backed securities for the three months ended March 31, 2005 when compared to the same period in 2004. Interest on mortgage-backed securities increased $999 thousand or 57.4% for the nine months ended March 31, 2005, when compared to the same period in 2004. The increases for the nine months ended March 31, 2005 was primarily attributable to a 89 basis point increase in the average yield earned on mortgage-backed securities and a $16.3 million increase in the average balance of mortgage-backed securities outstanding for the nine months ended March 31, 2005 when compared to the same period in 2004. The increase in the weighted average yield earned on mortgage-backed securities was consistent with market conditions for the three and nine months ended March 31, 2005. The increase in the average balances of mortgage-backed securities during the three and nine months ended March 31, 2005 was primarily attributable to purchases of floating rate mortgage-backed securities.

      Interest  and  dividend  income on  interest-bearing  deposits  with other institutions, investment securities and FHLB stock ("other investment securities") increased by $73 thousand or 3.1% for the three months ended March 31, 2005 when compared to the same period in 2004. The increase was principally attributable to a 24 basis point increase in the weighted average yield earned on other investment securities which was partially offset by a $7.9 million decrease in the average balance outstanding of other investment securities for the three months ended March 31, 2005 when compared to the same period in 2004. Interest and dividend income on other investment securities increased $1.4 million or 23.1% for the nine months ended March 31, 2005, when compared to the same period in 2004. The increase for the nine months ended March 31, 2005 was primarily attributable to a 48 basis point increase in the weighted average yield earned on other investment securities outstanding and a $18.4 million increase in the average balance of other investment securities outstanding for the nine months ended March 31, 2005, when compared to the same period in 2004. The increase in the weighted average yields earned for the three and nine months ended March 31, 2005 were favorably impacted by decreased net amortization of investment premiums of $259 thousand and $1.2 million respectively, when compared to the same period in 2004.

      Interest on net loans receivable decreased $176 thousand or 14.6% for the three months ended March 31, 2005, when compared to the same period in 2004. The decrease for the three months ended March 31, 2005 was attributable to a decrease of $10.0 million in the average balance of net loans receivable outstanding and a decrease of 6 basis points in the weighted average yield earned on net loans receivable for the three months ended March 31, 2005, when compared to the same period in 2004. Interest on net loans receivable decreased $882 thousand or 21.7% for the nine months ended March 31, 2005, when compared to the same period in 2004. The decrease for the nine months ended March 31, 2005 was attributable to a $14.3 million decrease in the average balance of net loans receivable outstanding and a decrease of 30 basis points in the weighted average yield earned on net loans receivable for the nine months ended March 31, 2005. The decrease in the average loan balance outstanding for the three and nine months ended March 31, 2005 was primarily attributable to increased levels of mortgage prepayments and refinancings due to lower market rates on mortgages. As part of its asset/liability management strategy, the Company has limited its portfolio origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

      Interest Expense. Total interest expense increased $302 thousand or 11.1% and $502 thousand or 6.1% for the three and nine months ended March 31, 2005, respectively, when compared to the same period in 2004.

      Interest on FHLB advances and other borrowings increased $291 thousand or 13.4% for the three months ended March 31, 2005 when compared to the same period in 2004. The increase for the three months ended March 31, 2005 was attributable to a $20.0 million increase in the average balance of FHLB advances and other borrowings for the period and a 14 basis point increase in the weighted average rate paid on such borrowings when compared to the same period in 2004. The increase in the weighted average rate paid was consistent with market conditions for the three months ended March 31, 2005. Interest on FHLB advances and other borrowings increased $714 thousand or 11.1% for the nine months ended March 31, 2005, when compared to the same period in 2004. The increase for the nine months ended March 31, 2005 was attributable to a $29.3 million increase in the average balance of FHLB advances and other borrowings for the period which was partially offset by a 17 basis point decrease in the weighted average rate paid on such borrowings when compared to the same period in 2004. The weighted average rate paid on FHLB advances and other borrowings declined due to the higher proportion of lower cost short-term advances and borrowings to total Company borrowings for the nine months ended March 31, 2005.

      Interest expense on deposits and escrows increased $11 thousand or 2.0% for the three months ended March 31, 2005 when compared to the same period in 2004. The increase in interest expense on deposits and escrows for the three months ended March 31, 2005 was attributable to a 27 basis point increase in the weighted average yield paid on money market and time deposits for the period, which was partially offset by a $5.5 million decrease in the average balance of time deposits for the three months ended March 31, 2005, when compared to the same period in 2004. Interest expense on deposits and escrows decreased $212 thousand or 11.7% for the nine months ended March 31, 2005 when compared to the same period in 2004. The decrease in interest expense on deposits and escrows for the nine months ended March 31, 2005 was primarily attributable to a $7.3 million decrease in the average balance of interest-bearing deposits and escrows for the period and a 8 basis point decrease in the weighted average yield paid on interest-bearing deposit and escrows for the nine months ended March 31, 2005, when compared to the same period in 2004.

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

      The Company recorded a credit provision for loan losses of $5 thousand for the three months ended March 31, 2005 compared to a $14 thousand credit provision for the same period in 2004. For the nine months ended March 31, 2005, the Company recorded a $66 thousand provision for loan losses compared to recording a credit provision of $771 thousand for the same period in 2004. At March 31, 2005, the Company's total allowance for loan losses amounted to $1.2 million or 2.0% of the Company's total loan portfolio, as compared to $1.4 million or 2.0% at June 30, 2004. The decrease in the total allowance for loan losses is primarily the result of the Company charging off approximately $186 thousand of a commercial loan participation interest collateralized by a first mortgage loan on a full-service hotel located within the Company's market area during the quarter ended December 31, 2004. The Company took this charge-off due to the sale of the loan by the lead lender over the Company's objection. The Company is pursuing further recovery options with the lead lender which include the filing of a civil complaint in April 2005.

      Non-Interest Income. Non-interest income decreased $4 thousand or 2.5% and increased $313 thousand or 60.3% for the three and nine months ended March 31, 2005, respectively, when compared to the same periods in 2004. The increase for the nine month period was primarily attributable to pre-tax securities gains of $335 thousand.

      Non-Interest Expense. Non-interest expense decreased $8 thousand or 0.9% and $59 thousand or 2.2% for the three and nine months ended March 31, 2005, respectively, when compared to the same periods in 2004. The decrease for the three months ended March 31, 2005 was primarily attributable to a $18 thousand decrease in legal expenses and costs associated with the work-out of non-performing assets and a $6 thousand decrease other real estate owned expense, which were partially offset by a $11 thousand increase in payroll related costs and $10 thousand increase in data processing expense. The decrease for the nine months ended March 31, 2005 was primarily attributable to $60 thousand decrease in legal expenses and costs, a $8 thousand decrease in correspondent bank service charges and a $7 thousand decrease in payroll related costs which were partially offset by a $27 thousand increase in data processing expense.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities totaled $3.3 million during the nine months ended March 31, 2005. Net cash provided by operating activities was primarily comprised of $2.0 million of net income, $1.0 million from the sale of trading assets, a $289 thousand increase in accrued and deferred taxes and a $203 thousand decrease in accrued interest receivables, which were partially offset by $349 thousand in amortization / accretion of premiums / discounts on investments, mortgage-backed securities and deferred loan fees and $335 thousand of pre-tax gains on the sale of investments from the Company's investment portfolio.

      Funds provided by investing activities totaled $7.3 million during the nine months ended March 31, 2005. Primary sources of funds during the nine months ended March 31, 2005, included $320.1 million from repayments of investment and mortgage-backed securities including Federal Home Loan Bank stock, a $7.2 million decrease in net loans receivable and $1.4 million from the sale of investments from the Company's investment portfolio, which were partially offset by $321.4 million of purchases of investments and mortgage-backed securities including Federal Home Loan Bank stock.

      Funds used for financing activities totaled $9.9 million for the nine months ended March 31, 2005. The primary uses included a $21.2 million decrease in other short-term borrowings, a $7.0 million repayment of a long-term FHLB advance, $1.2 million in cash dividends paid on the Company's common stock and $1.0 million in purchased treasury stock, which were partially offset by a $20.6 million increase in short-term FHLB advances. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

      During the quarter ended March 31, 2005, the Company incurred $842.0 million in other short-term borrowings with a weighted average rate of 2.50% and incurred approximately $33.3 million in various short-term borrowings from the FHLB with a weighted average rate of 2.68%. During the three months ended March 31, 2005 the Company repaid $820.6 million of other short-term borrowings with weighted average rates of 2.46%, $48.1 million of various short-term borrowings from the FHLB with weighted average rates of 2.30% and $7.0 million of a long-term borrowing from the FHLB with a rate of 2.86%.

      The Company's primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At March 31, 2005, the total approved loan commitments outstanding amounted to $2.0 million. At the same date, commitments under unused lines of credit amounted to $6.3 million and the unadvanced portion of construction loans approximated $9.5 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2005 totaled $41.7 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

      On April 26, 2005, the Company's Board of Directors declared a cash dividend of $0.16 per share payable May 19, 2005, to shareholders of record at the close of business on May 9, 2005. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors.

There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

      As of March 31, 2005, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $28.7 million or 21.5% and $29.9 million or 22.4%, respectively, of total risk-weighted assets, and Tier I leverage capital of $28.7 million or 6.95% of average quarterly assets.

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

      The Company's nonperforming assets at March 31, 2005 totaled approximately $1.2 million or 0.31% of total assets as compared to $828 thousand or 0.19% of total assets at June 30, 2004. Nonperforming assets at March 31, 2005 consisted of: one speculative construction loan totaling $454 thousand, one land loan totaling $397 thousand, five single-family real estate loans totaling $240 thousand, one unsecured consumer loan totaling $62 thousand, one commercial loan totaling $45 thousand and one home equity loan totaling $17 thousand.

      The $376 thousand increase in nonperforming assets during the nine months ended March 31, 2005 was primarily attributable to the addition to non-accrual status of four mortgages secured by single-family real estate totaling approximately $554 thousand and the addition of one home equity loan totaling approximately $17 thousand which were partially offset by the payoff in full of: two mortgages secured by single-family real estate totaling approximately $140 thousand, a $4 thousand loan secured by commercial real estate and principal paydowns totaling approximately $49 thousand on two loans related to a bankruptcy discussed below.

      At March 31, 2005, the Company had one loan secured by undeveloped land totaling $397 thousand and one unsecured loan totaling $62 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand to be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plans have been received in a timely manner. In accordance with generally accepted accounting principles, payments received are being applied on a cost recovery basis.

      During the nine months ended March 31, 2005, approximately $52 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the nine months ended March 31, 2005. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

      During the nine months ended March 31, 2005, the level of short-term market interest rates began to increase. The Federal Open Market Committee increased its intended federal funds rate by twenty-five basis points at their August 10, September 21, November 10, December 14, 2004 and February 2 and March 22, 2005 meetings. This followed a twenty-five basis point increase at their June 30, 2004 meeting. As economic conditions continue to improve, we anticipate continued increases in short-term market interest rates. Longer-term yields fell, however, due to rising oil prices and weakness in some sectors of the economy. The benchmark ten year treasury yield continued to experience market volatility and declined twelve basis points from 4.62% at June 30, 2004 to 4.50% at March 31, 2005. These changes in short, intermediate and long-term market interest rates, the flattening of the Treasury yield curve and continued high levels of interest rate volatility have precipitated continued prepayments in the Company's loan, investment and mortgage-backed securities portfolios.

      Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the nine months ended March 31, 2005, totaled $22.0 million, $251.4 million and $65.4 million, respectively. In response to higher levels of liquidity the Company rebalanced its loan, investment and mortgage-backed securities portfolios. Due to the low level of market interest rates, the Company continued to reduce its portfolio originations of long-term fixed rate mortgages while continuing to offer consumer home equity and construction loans. The Company continues to purchase callable U. S. Government Agency bonds that reprice within twelve to twenty-four months in order to earn a higher return while limiting interest rate risk within the portfolio. Within the mortgage-backed securities portfolio, the Company continued to aggressively purchase floating rate securities in order to provide current income and protection against eventual rises in market interest rates. Each of the aforementioned strategies also helped to improve the interest-rate and liquidity risks associated with the Savings Bank's customers' liquidity preference for shorter term deposit products.

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

      During the quarter ended March 31, 2005, principal investment purchases were comprised of: floating rate collateralized mortgage obligations which reprice monthly - $32.2 million with an original weighted average yield of approximately 3.85%; callable floating rate government agency bonds which will reprice within twenty-four months - $15.0 million with an original weighted average yield of approximately 4.15%; and government agency step-up bonds which will reprice within two years - $10.5 million with a weighted average yield of approximately 4.25%. Major investment proceeds received during the quarter ended March 31, 2005 were: callable government agency bonds - $20.2 million with a weighted average yield of approximately 4.29%; and tax-free municipal bonds - $525 thousand with a weighted average yield of approximately 2.10%.

      As of March 31, 2005, the implementation of these asset and liability management initiatives resulted in the following:

1) the Company's liquidity profile remains strong with $198.1 million of U.S. Government Agency securities that were callable within 3 months. Based upon current market conditions, management anticipates that a portion of the investments will be called within the above time interval;

2) $117.2 million or 96.5% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were comprised of floating rate instruments that reprice on a monthly basis;

3) $60.1 million or 25.5% of the Company's investment portfolio (including FHLB stock) was comprised of U.S. Government Agency Step-up bonds which will reprice from initial rates of 3.35% - 4.70% and increase to 6.00% - 7.50% within thirty-three months;

4) $137.9 million or 58.5% of the Company's investment portfolio (including FHLB stock) was comprised of floating rate bonds which will reprice quarterly within twenty-two months;

5) $1.6 million or 0.7% of the Company's investment portfolio (including FHLB stock) was comprised of investment grade corporate demand notes;

6) the maturity distribution of the Company's borrowings is as follows: 8 days or less: $91.0 million or 38.9%; 1 year or less: $4.0 million or 1.7%; 1-3 years: $3.2 million or 1.4%; 3-5 years: $10.5 million or 4.5%;
      over 5 years: $125.1 million or 53.5%; and

7) an aggregate of $32.8 million or 54.1% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months.

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


                                              March 31,         June 30,
                                              --------    --------------------
                                                2005        2004        2003
                                              --------    --------    --------
                                                   (Dollars in Thousands)
Interest-earning assets maturing or
      repricing within one year               $285,583    $288,451    $262,782
Interest-bearing liabilities maturing or
   repricing within one year                   192,662     171,655     133,418
                                              --------    --------    --------

Interest sensitivity gap                      $ 92,921    $116,796    $129,364
                                              ========    ========    ========
Interest sensitivity gap as a percentage of
   total assets                                   21.8%       26.9%       35.2%
Ratio of assets to liabilities
   maturing or repricing within one year         148.2%      168.0%      197.0%

      During the quarter ended March 31, 2005, the Company managed its one year interest sensitivity gap by: (1) purchasing floating rate CMO's which reprice on a monthly basis; (2) purchasing investments with maturities / repricing dates within twenty-four months; (3) limiting the portfolio origination of long-term fixed rate mortgages; and (4) emphasizing loans with shorter-terms or repricing frequencies.

      The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at March 31, 2005. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.


                                                        Cumulative Stressed Repricing Gap
                                                        ---------------------------------

                             Month 3      Month 6      Month 12      Month 24      Month 36      Month 60        Long Term
                             -------      -------      --------      --------      --------      --------        ---------
                                                            (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
  Gap ($'s)                  14,547        21,549       75,893        155,889       151,608       137,814          26,862
% of Total
  Assets                        3.4%          5.1%        17.8%          36.6%         35.5%         32.3%            6.3%
Base Case Up 100 bp
-------------------
Cummulative
  Gap ($'s)                  26,960        34,999       89,557        159,767       165,869       152,358          26,862
% of Total
  Assets                        6.3%          8.2%        21.0%          37.5%         38.9%         35.7%            6.3%
Base Case No Change
-------------------
Cummulative
  Gap ($'s)                  28,352        37,454       92,921        174,265       172,450       162,530          26,862
% of Total
  Assets                        6.6%          8.8%        21.8%          40.9%         40.4%         38.1%            6.3%
Base Case Down 100 bp
---------------------
Cummulative
  Gap ($'s)                  31,456        42,305       99,493        182,562       180,375       166,183          26,862
% of Total
  Assets                        7.4%          9.9%        23.3%          42.8%         42.3%         39.0%            6.3%
Base Case Down 200 bp
---------------------
Cummulative
  Gap ($'s)                  56,514        68,873      127,411        192,144       182,383       166,329          26,862
% of Total
  Assets                       13.3%         16.1%        29.9%          45.1%         42.8%         39.0%            6.3%

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

      The following table presents the simulated impact of a 100 and 200 basis point upward or downward shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2005.


                    Analysis of Sensitivity to Changes in Market Interest Rates
                    -----------------------------------------------------------

                                                       Modeled Change in Market Interest Rates
                                             ----------------------------------------------------------------
Estimated impact on:                         -200            -100           0             +100           +200
--------------------
   Change in net interest income             -37.9%          -16.7%         0.00%          9.2%          18.3%

   Return on average equity                   2.05%           5.42%         7.98%          9.35%        10.70%

   Return on average assets                   0.14%           0.36%         0.54%          0.64%         0.75%

   Market value of equity (in
      thousands)                            $14,661         $22,881       $29,446        $23,497       $10,157

      The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2005.

                                    Anticipated Transactions
             -----------------------------------------------------------------
                                                        (Dollars in Thousands)
             Undisbursed construction and
                 land development loans
                   Fixed rate                                  $   3,089
                                                                    6.04%

                   Adjustable rate                             $   6,384
                                                                    6.40%

             Undisbursed lines of credit
                   Adjustable rate                             $   6,328
                                                                    6.18%

             Loan origination commitments
                   Fixed rate                                  $   1,645
                                                                    6.18%

                   Adjustable rate                             $     394
                                                                    6.66%

             Letters of credit
                   Adjustable rate                             $   1,383
                                                                    6.76%

                                                               ---------
                                                               $  19,223
                                                               =========

      In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2005, the Savings Bank had six performance standby letters of credit outstanding totaling approximately $1.4 million. One letter of credit is secured by deposits with the Savings Bank, three letters of credit are secured by undisbursed construction loan funds and two letters of credit are secured by developed property. All six letters of credit will mature within fifteen months. In the event that the obligor is unable to perform its obligations as specified in the standby letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the standby letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund this contingent obligation.

ITEM 4.

CONTROLS AND PROCEDURES

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

      (a)   Not applicable.

      (b)   Not applicable.

      (c) The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended March 31, 2005.

      -------------------------------------------------------------------------------------------------------------------
                                             ISSUER PURCHASES OF EQUITY SECURITIES
      -------------------------------------------------------------------------------------------------------------------
                                                                       Total Number of Shares    Maximum Number of Shares
                                  Total Number                          Purchased as Part of         that May Yet Be
                                    of Shares    Average Price Paid      Publicly Announced       Repurchased Under the
                Period              Purchased       per Share ($)       Plans or Programs (1)     Plans or Programs (2)
      -------------------------------------------------------------------------------------------------------------------
      01/01/05 - 01/31/05                   0                  0.00                         0                     75,543
      -------------------------------------------------------------------------------------------------------------------
      02/01/05 - 02/28/05              15,200                 16.97                    15,200                     60,343
      -------------------------------------------------------------------------------------------------------------------
      03/01/05 - 03/31/05              24,400                 16.79                    24,400                     35,943
      -------------------------------------------------------------------------------------------------------------------
           Total                       39,600                 16.86                    39,600                     35,943
      -------------------------------------------------------------------------------------------------------------------

--------------------

      (1) All shares indicated were purchased under the Company's Seventh Stock Repurchase Program.

      (2)   Seventh Stock Repurchase Program

            (a)   Announced February 24, 2004.

            (b)   125,000 common shares approved for repurchase.

            (c)   No fixed date of expiration.

            (d) This Program has not expired and has 35,943 shares remaining to be purchased at March 31, 2005.

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

                                    WVS FINANCIAL CORP.


      May 16, 2005              BY: /s/ David J. Bursic
      Date                          --------------------------------------------
                                    David J. Bursic
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


      May 16, 2005              BY: /s/ Keith A. Simpson
      Date                          --------------------------------------------
                                    Keith A. Simpson
                                    Vice-President, Treasurer and
                                    Chief Accounting Officer
                                    (Principal Accounting Officer)