Form 10-K
period 2005-06-30
WVS FINANCIAL CORP
filed 2005-09-23
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No.: 0-22444

                               WVS Financial Corp.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                   25-1710500
-----------------------------------          -----------------------------------
   (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification Number)

        9001 Perry Highway
     Pittsburgh, Pennsylvania                               15237
-----------------------------------          -----------------------------------
      (Address of Principal                               (Zip Code)
        Executive Offices)

       Registrant's telephone number, including area code: (412) 364-1911

           Securities registered pursuant to Section 12(b)of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock (par value $.01 per share)
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  [_]   No [X]

As of December 31, 2004, the aggregate value of the 2,000,621 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 444,439 shares held by all directors and officers of the registrant as a group, was approximately $34.9 million. This figure is based on the last known trade price of $17.44 per share of the registrant's Common Stock on December 31, 2004.

Number of shares of Common Stock outstanding as of September 21, 2005: 2,379,110

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2005 are incorporated into Part II.
(2) Portions of the definitive proxy statement for the 2005 Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1.     Business.
-------     ---------

      WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

      West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2005.

Lending Activities

      General. At June 30, 2005, the Company's net portfolio of loans receivable totaled $60.2 million, as compared to $68.0 million at June 30, 2004. Net loans receivable comprised 14.3% of Company total assets and 36.6% of total deposits at June 30, 2005, as compared to 15.7% and 42.3%, respectively, at June 30, 2004. The principal categories of loans in the Company's portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans, land acquisition and development loans and commercial loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). Historically, the Company's lending activities have been concentrated in single-family residential and land development and construction loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

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

      Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2005, the Savings Bank's limit on loans-to-one borrower was approximately $4.1 million. The Company's general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2005, the Company's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $1.4 million to $3.3 million, and are secured primarily by real estate located in the Company's primary market area.

      Loan Portfolio Composition. The following table sets forth the composition of the Company's net loans receivable portfolio by type of loan at the dates indicated.

                                                                     At June 30,
                    -----------------------------------------------------------------------------------------------------------
                             2005                  2004                  2003                  2002                  2001
                    -------------------   -------------------   -------------------   -------------------   -------------------
                      Amount        %       Amount        %       Amount        %       Amount        %       Amount        %
                      ------       ---      ------       ---      ------       ---      ------       ---      ------       ---
                                                               (Dollars in Thousands)
Real estate loans:
Single-family       $  20,680     27.86%  $  25,825     32.52%  $  43,255     40.91%  $  89,889     53.69%  $ 105,623     51.50%
Multi-family            4,960      6.68       4,761      5.99       5,196      4.92       6,173      3.69       6,920      3.37
Commercial              8,561     11.53       9,950     12.53      17,949     16.98      25,439     15.19      34,955     17.05
Construction           22,065     29.72      18,070     22.76      16,942     16.03      19,965     11.92      28,157     13.73
Land acquisition
 and development        5,884      7.93       7,947     10.01       7,437      7.03       6,691      4.00       6,343      3.09
                    ---------    ------   ---------    ------   ---------    ------   ---------    ------   ---------    ------
Total real estate
  Loans                62,150     83.72      66,553     83.81      90,779     85.87     148,157     88.49     181,998     88.74
                    ---------    ------   ---------    ------   ---------    ------   ---------    ------   ---------    ------
Consumer loans:
Home equity            10,082     13.58      11,018     13.88      12,374     11.70      16,319      9.75      19,142      9.33
Education                  --      0.00          --      0.00          --      0.00           1      0.00          31      0.02
Other                   1,089      1.47         870      1.09       1,069      1.01       1,514      0.90       2,092      1.02
                    ---------    ------   ---------    ------   ---------    ------   ---------    ------   ---------    ------
Total consumer
  Loans                11,171     15.05      11,888     14.97      13,443     12.71      17,834     10.65      21,265     10.37
                    ---------    ------   ---------    ------   ---------    ------   ---------    ------   ---------    ------
Commercial loans          915      1.23         968      1.22       1,499      1.42       1,447      0.86       1,819      0.89
                    ---------    ------   ---------    ------   ---------    ------   ---------    ------   ---------    ------
Commercial lease
  Financings               --      0.00          --      0.00          --      0.00          --      0.00          --      0.00
                    ---------    ------   ---------    ------   ---------    ------   ---------    ------   ---------    ------
                       74,236    100.00%     79,409    100.00%    105,721    100.00%    167,438    100.00%    205,082    100.00%
                    ---------    ======   ---------    ======   ---------    ======   ---------    ======   ---------    ======
Less:
Undisbursed loan
  Proceeds            (12,882)               (9,956)              (11,348)              (11,311)              (16,481)
Net deferred loan
  Origination fees        (82)                 (115)                 (174)                 (464)                 (659)
Allowance for loan
  Losses               (1,121)               (1,370)               (2,530)               (2,758)               (2,763)
                    ---------             ---------              ---------             ---------             ---------
Net loans
  Receivable        $  60,151             $  67,968             $  91,669             $ 152,905             $ 185,179
                    =========             =========             =========             =========             =========

      Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company's loans and mortgage-backed securities at June 30, 2005. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.

                                                         Real Estate Loans
                                 --------------------------------------------------------------
                                                                                       Land      Consumer
                                                                                    acquisition  loans and     Mortgage
                                  Single-      Multi-                                   and      commercial    -backed
                                  family       family     Commercial  Construction  development    loans      securities      Total
                                  ------       ------     ----------  ------------  -----------    -----      ----------      -----
                                                                        (Dollars in Thousands)
Amounts due in:
  One year or less               $  1,185     $     --     $    178     $ 17,896     $  1,436     $    426     $     --     $ 21,121
  After one year through
     Five years                     1,708            3        1,930        3,694        4,370        3,047           31       14,783
  After five years                 17,787        4,957        6,453          475           78        8,613      162,120      200,483
                                 --------     --------     --------     --------     --------     --------     --------     --------
     Total(1)                    $ 20,680     $  4,960     $  8,561     $ 22,065     $  5,884     $ 12,086     $162,151     $236,387
                                 ========     ========     ========     ========     ========     ========     ========     ========

Interest rate terms on amounts due after one year:
  Fixed                          $ 16,502     $    450     $  3,398     $  4,075     $    498     $  6,939     $  3,727     $ 35,589
  Adjustable                        2,993        4,510        4,985           94        3,950        4,721      158,424      179,677
                                 --------     --------     --------     --------     --------     --------     --------     --------
     Total                       $ 19,495     $  4,960     $  8,383     $  4,169     $  4,448     $ 11,660     $162,151     $215,266
                                 ========     ========     ========     ========     ========     ========     ========     ========

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

      At June 30, 2005, the Company had approximately $3.7 million of renewed commercial real estate and construction loans. The $3.7 million in aggregate disbursed principal that has been renewed is comprised of: single-family speculative construction loans totaling $2.2 million, land acquisition and development loans totaling $815 thousand and multi-family speculative construction loans totaling $637 thousand. Management believes that the previously discussed whole loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All but one of the loans, totaling $456 thousand that have been rolled over are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans.

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

      All processing and underwriting of real estate and commercial business loans is performed solely at the Company's loan division at the Franklin Park office. The Company believes this centralized approach to approving such loan applications allows it to process and approve such applications faster and with greater efficiency. The Company also believes that this approach increases its ability to service the loans. The Savings Bank's Director of Retail Lending authority ranges from $5 thousand (unsecured loans) to $300 thousand (loans secured by first mortgage liens). With the approval of the Savings Bank's President, the individual lending authorities range from $25 thousand (unsecured), $500 thousand (loans secured by non-real estate collateral), $750 thousand (first and second mortgages) and $2 million on secured builder lines of credit. All loan applications are required to be ratified by the Company's Loan Committee, comprised of both outside directors and management, which meets at least monthly.

      Historically, the Company has originated substantially all of the loans retained in its portfolio. Substantially all of the residential real estate loans originated by the Company have been under terms, conditions and documentation which permit their sale to the Federal National Mortgage Association and other investors in the secondary market. Although West View has not been a frequent seller of loans in the secondary market, the Savings Bank is on the Federal National Mortgage Association approved list of sellers/servicers. The Company has held most of the loans it originates in its own portfolio until maturity, due, in part, to competitive pricing conditions in the marketplace for origination by nationwide lenders and portfolio lenders. During fiscal 2005, the Company sold a $4 thousand non-accrual loan secured by commercial real estate for par plus accrued interest.

      The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company's market area is insufficient or to increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 2005, $894 thousand or 1.5% of the Company's net loans receivable consisted of single-family mortgage whole loans purchased from another financial institution.

      The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 2005, $894 thousand or 1.5% of the Company's net loans receivable were being serviced for the Company by others.

      The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

                                                 At or For the Year Ended June 30,
                                                -----------------------------------
                                                   2005         2004         2003
                                                   ----         ----         ----
                                                        (Dollars in Thousands)

Net loans receivable beginning balance          $  67,968    $  91,669    $ 152,905
Real estate loan originations
   Single-family(1)                                   890        2,202        1,220
   Multi-family(2)                                    495        1,319           --
   Commercial                                       2,002        1,433        1,209
   Construction                                    12,307       10,730        8,971
   Land acquisition and development                   353          982        2,471
                                                ---------    ---------    ---------
      Total real estate loan originations          16,047       16,666       13,871
                                                ---------    ---------    ---------

Home equity                                         1,680        3,186        2,833
Education                                              --           --            2
Commercial                                            100           --          250
Other                                                 303          258          189
                                                ---------    ---------    ---------
      Total loan originations                      18,130       20,110       17,145
                                                ---------    ---------    ---------
Disbursements against available credit lines:
   Home equity                                      2,848        3,215        3,242
   Other                                              731          466          685
Purchase of whole loans and participations             --          388          302
                                                ---------    ---------    ---------
     Total originations and purchases              21,709       24,179       21,374
                                                ---------    ---------    ---------
Less:
   Loan principal repayments                       28,378       47,376       83,087
   Sales of whole loans (3)                             4           17            3
   Sales of participation interests (4)                --          979           --
   Transferred to real estate owned                    70          550           --
   Change in loans in process                       1,355          179           37
   Other, net(5)                                     (281)      (1,221)        (517)
                                                ---------    ---------    ---------
     Net decrease                               $  (7,817)   $ (23,701)   $ (61,236)
                                                ---------    ---------    ---------

Net loans receivable ending balance             $  60,151    $  67,968    $  91,669
                                                =========    =========    =========

-------------
(1)   Consists of loans secured by one-to-four family properties.
(2)   Consists of loans secured by five or more family properties.
(3)   Loans sold included servicing rights.
(4) As of June 30, 2005, loans serviced for others totaled approximately $860 thousand. (5) Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

      The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the Board of Directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and non-residential) (80%); improved property (85%); and one-to-four family residential (owner-occupied) (no maximum ratio; however any LTV ratio in excess of 80% should require appropriate insurance or readily marketable collateral). Consistent with its conservative lending philosophy, the Company's LTV limits are generally more restrictive than those in the Guidelines: raw land (60%); land development (70%); construction (commercial - 70%; multi-family - 75%; speculative residential - 80%); and residential properties (80% owner-occupied residences; 75% on larger family non-owner-occupied residences).

      Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2005, $20.7 million or 27.9% of the Company's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. Single-family loan originations totaled $890 thousand and decreased $1.3 million or 59.1% during the fiscal year ended June 30, 2005, when compared to the same period in 2004. Due to low levels of market interest rates, the Company continued to reduce its portfolio originations of long-term fixed rate mortgages, while continuing to offer consumer home equity and construction loans.

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

      At June 30, 2005, approximately $17.7 million or 85.5% of the single-family residential loans in the Company's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

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

      Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2005, $5.0 million or 6.7% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented an increase of $199 thousand or 4.1% from fiscal 2004. Of the $5.0 million, approximately $4.5 million or 90.0% provide for an adjustable rate of interest, while approximately $450 thousand or 10.0% are fixed rate loans.

      At June 30, 2005, $8.6 million or 11.5% of the loan portfolio consisted of loans secured by existing commercial real estate properties, which represented a decrease of $1.4 million or 14.0% from fiscal 2004. Approximately $795 thousand of the decrease was due to the redemption of a commercial real estate loan participation by the lead lender. Of the $8.6 million, approximately $5.0 million or 58.1% provide for an adjustable rate of interest, while approximately $3.6 million or 41.9% are fixed rate loans. During fiscal 2005, the Company chose not to emphasize originations of commercial real estate loans to reduce credit risk associated with the national and local economic weaknesses.

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

      At June 30, 2005, the Company's multi-family residential and commercial real estate loan portfolio consisted of approximately 48 loans with an average principal balance of $282 thousand. At June 30, 2005, the Company had one commercial real estate loan, totaling $1.1 million, that was classified as troubled debt restructured. During the year ended June 30, 2005, $86 thousand was collected and recognized on a cash basis.

      Construction Loans. For many years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company's primary market area. At June 30, 2005, construction loans amounted to approximately $22.1 million or 29.7% of the Company's total loan portfolio, which represented a increase of $4.0 million or 22.1% from fiscal 2004. The increase was principally due to increased levels of new home construction. As of June 30, 2005, the Company's portfolio of construction loans consisted of $21.3 million of loans for the construction of single-family residential real estate and $787 thousand of loans for the construction of multi-family residential real estate. Construction loan originations totaled $12.3 million and increased by $1.6 million or 15.0% during the fiscal year ended June 30, 2005, when compared to the same period in 2004.

      Construction loans are made for the purpose of constructing a personal residence. In such circumstances, the Company will underwrite such loans on a construction/permanent mortgage loan basis. At June 30, 2005, approximately 90.0% of total outstanding construction loans were made to local real estate builders and developers with whom the Company has worked for a number of years for the purpose of constructing primarily single-family residential developments, 3.9% of total construction loans were made to individuals for the purpose of constructing a personal residence and 6.1% of total construction loans were made to a developer for the purpose of constructing a six unit apartment building. Upon application, credit review and analysis of personal and corporate financial statements, the Company will grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative (or unsold) residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $1.2 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company's authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2005, the Company also had $5.9 million or 7.9% of the total loan portfolio invested in land development loans, which consisted of 18 loans to 15 developers.

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

      Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2005, $11.2 million or 15.0% of the Company's total loan portfolio consisted of consumer loans, which represented a decrease of $717 thousand or 6.0% from fiscal 2004. The consumer loan portfolio, like the mortgage loan portfolio, decreased due to the low levels of market interest rates and an increase in loan refinances. The consumer loans offered by the Company include home equity loans, home equity lines of credit, automobile loans, deposit account secured loans and personal loans. Approximately 90.3% of the Company's consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

      The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2005, approximately 64.5% of the Company's home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

      Commercial Loans. At June 30, 2005, $915 thousand or 1.2% of the Company's total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, business inventory and equipment, and similar collateral. The $53 thousand or 5.5% decrease from fiscal 2004 was principally due to the normal amortization of the commercial loan portfolio. The Company is continuing to develop this line of business in order to increase interest income and to attract compensating deposit account balances.

      Loan Fee Income. In addition to interest earned on loans, the Company may receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

      The Company's loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with Statement of Financial Accounting Standards (SFAS) No. 91, the Company has recognized $61 thousand, $172 thousand and $332 thousand of deferred loan fees during fiscal 2005, 2004 and 2003, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. The decreases in loan origination fee income for fiscal year 2005 was principally attributable to a higher volume of loan refinancings with lower or no loan origination fees. Loans previously originated with lower or no loan origination fees will reduce the recognition of associated deferred fee balances.

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

      Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value at the date of acquisition and any write-down resulting there from is charged to the allowance for losses on real estate owned. All costs incurred in maintaining the Company's interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized.

      The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.

                                                                At June 30,
                                              --------------------------------------------
                                               2005      2004      2003     2002     2001
                                               ----      ----      ----     ----     ----
                                                          (Dollars in Thousands)
Non-accruing loans:
Real estate:
   Single-family(1)                           $   58    $  281    $   59   $  582   $  201
   Commercial                                     --         4     3,342    3,267    3,326
   Construction (2)                              456        --        --      520    1,355
   Land Acquisition and Development (3)          387       427        58      477       --
Consumer (4)                                      86        71        --       --      134
Commercial loans and leases                       --        45        22      198       --
                                              ------    ------    ------   ------   ------
Total non-accrual loans                          987       828     3,481    5,044    5,016
                                              ------    ------    ------   ------   ------
Accruing loans greater than 90 days
   Delinquent                                     --        --        --       --       --
                                              ------    ------    ------   ------   ------
     Total non-performing loans               $  987    $  828    $3,481   $5,044   $5,016
                                              ------    ------    ------   ------   ------
Real estate owned (5)                             70        --        --      235       --
                                              ------    ------    ------   ------   ------
     Total non-performing assets              $1,057    $  828    $3,481   $5,279   $5,016
                                              ======    ======    ======   ======   ======
Troubled debt restructurings(6)               $1,114    $1,343    $2,497   $   --   $   --
                                              ======    ======    ======   ======   ======
Total non-performing loans and troubled
 debt restructurings as a percentage of
 net loans receivable                           3.49%     3.19%   4.36 %   3.30 %     2.71%
                                              ======    ======    ======   ======   ======
Total non-performing assets to total assets     0.25%     0.19%   0.95 %   1.30 %     1.27%
                                              ======    ======    ======   ======   ======
Total non-performing assets and troubled
   debt restructurings as a percentage of
    total assets                                0.52%     0.50%   1.09 %   1.30 %     1.27%
                                              ======    ======    ======   ======   ======

--------------
(1) At June 30, 2005, non-accrual single-family residential real estate loans consisted of one loan.
(2)   At June 30, 2005, non-accrual construction loans consisted of one loan.
(3) At June 30, 2005, non-accrual land acquisition and development loans consisted of one loan.
(4)   At June 30, 2005, non-accrual consumer loans consisted of three loans.
(5) At June 30, 2005, real estate owned consisted of one single-family residential dwelling.
(6)   At June 30, 2005, trouble debt restructurings consisted of one loan.

      The $229 thousand increase in nonperforming assets during the twelve months ended June 30, 2005 was primarily attributable to: a $456 thousand construction loan reclassified as non-performing; a $58 thousand single-family real estate loan reclassified as non-performing; two consumer loans totaling $28 thousand reclassified as non-performing; which were partially offset by $241 thousand in repayments on non-performing loans, a $58 thousand single-family real estate loan reclassified from non-performing to performing, a $70 thousand single-family real estate loan reclassified from non-performing to real estate owned and $26 thousand in charge-offs relating to the reclassification to real estate owned and a commercial loan payoff through an SBA claim.

      The Company has one restructured commercial real estate loan to a retirement village located in the North Hills. The Savings Bank's outstanding principal balance totaled $2.0 million at June 30, 2003. During the quarter ended September 30, 2003, the Savings Bank redeemed $388 thousand of participating interests. During the quarter ended December 31, 2003, the Bank sold a forty percent participating interest to another financial institution at par resulting in proceeds totaling $979 thousand. The Savings Bank's outstanding principal balance totaled $1.1 million at June 30, 2005. The Company had recorded interest received on this credit on a cost recovery basis until September 30, 2003 and is now recording interest income on a cash basis.

      At June 30, 2005, the Company had one loan secured by undeveloped land totaling $387 thousand and one unsecured loan totaling $59 thousand to two borrowers. These loans represent two adjudicated Bankruptcy Court Claims in connection with a previously reported loan to a personal care home. During fiscal 2004, the personal care home was sold for net proceeds of approximately $50 thousand. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand, and an unsecured claim totaling $76 thousand, be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plans have been received in a timely manner. In accordance with generally accepted accounting principals, payments received are being applied on a cost recovery basis.

      The Company had one non-accrual single-family real estate loan totaling approximately $58 thousand at June 30, 2005. This loan is being serviced by another financial institution, who is proceeding with collection activities.

      During fiscal 2005, 2004 and 2003, approximately $150 thousand, $123 thousand and $256 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $99 thousand, $94 thousand and $26 thousand, respectively.

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

      The Company's general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company's general valuation allowances are within the following ranges: (1) 0% to 5% of assets subject to special mention; (2) 5% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company's past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2005, is adequate.

      The allowance for loan losses at June 30, 2005 decreased $249 thousand to $1.1 million. The decrease in the allowance for loan losses was primarily the result of the Company charging-off approximately $186 thousand of a commercial loan participation interest collateralized by a first mortgage loan on a full-service hotel located within the Company's market area during the quarter ended December 31, 2004. The Company took this charge-off due to the sale of the loan by the lead lender over the Company's objection. The Company is pursuing further recovery options from the lead lender which include the filing of a civil complaint in April 2005. The Company believes that the loan loss reserve levels are prudent and warranted at this time due to the weakness of the national economy. The changes in prior years reflected a number of factors, the most significant of which were the changes in the Company's level of non-performing assets and the industry trend towards greater emphasis on the allowance method of providing for loan losses.

      The following table summarizes changes in the Company's allowance for loan losses and other selected statistics for the periods indicated.

                                                                          At June 30,
                                               ---------------------------------------------------------------
                                                  2005          2004          2003         2002         2001
                                                  ----          ----          ----         ----         ----
                                                                     (Dollars in Thousands)

Average net loans                              $  62,410     $  74,656     $ 125,221    $ 173,023    $ 185,895
                                               =========     =========     =========    =========    =========
Allowance balance (at beginning of period)     $   1,370     $   2,530     $   2,758    $   2,763    $   1,973
Provision for loan losses                            (46)         (794)         (228)          57          788
Charge-offs:
   Real estate:
     Single-family                                    15            --            --           --           --
     Multi-family                                     --            --            --           --           --
     Commercial                                      186           524            --           --           10
     Construction                                     --            --            --           --           --
   Land acquisition and development                   --            --            --           --           --
   Consumer:
     Home equity                                      25            --            --           25           --
     Education                                        --            --            --           --           --
     Other                                            --            --            --           43           --
   Commercial loans and leases                        11            --            --           --            7
                                               ---------     ---------     ---------    ---------    ---------
     Total charge-offs                               237           524            --           68           17
                                               ---------     ---------     ---------    ---------    ---------
Recoveries:
   Real estate:
     Single-family                                    --            --            --           --           --
     Multi-family                                     --            --            --           --           --
     Commercial                                        4           158            --           --           --
     Construction                                     30            --            --           --           --
   Land acquisition and development                   --            --            --           --           --
   Consumer:
     Home equity                                      --            --            --           --           --
     Education                                        --            --            --           --           --
     Other                                            --            --            --            6           19
   Commercial loans and leases                        --            --            --           --           --
                                               ---------     ---------     ---------    ---------    ---------
     Total recoveries                                 34           158            --            6           19
                                               ---------     ---------     ---------    ---------    ---------
Net loans charged-off                                203           366            --           62           (2)
Transfer to real estate owned loss reserve            --            --            --           --           --
                                               ---------     ---------     ---------    ---------    ---------

Allowance balance (at end of period)           $   1,121     $   1,370     $   2,530    $   2,758    $   2,763
                                               =========     =========     =========    =========    =========
Allowance for loan losses as a percentage of
  total loans receivable                            1.83%         1.97%         2.68%        1.77%        1.47%
                                               =========     =========     =========    =========    =========
Net loans charged-off as a percentage of
  average net loans                                 0.33%         0.49%         0.00%        0.04%        0.01%
                                               =========     =========     =========    =========    =========
Allowance for loan losses to non-performing
  loans                                           113.58%       165.46%        72.68%       54.68%       55.08%
                                               =========     =========     =========    =========    =========
Net loans charged-off to allowance for loan
  losses                                           18.11%        26.72%         0.00%        2.25%       (0.07)%
                                               =========     =========     =========    =========    =========
Recoveries to charge-offs                          14.35%        30.15%         0.00%        8.82%      111.76%
                                               =========     =========     =========    =========    =========

      The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

                                                                         At June 30,
                         -----------------------------------------------------------------------------------------------------------
                                 2005                  2004                  2003                  2002                  2001
                                 ----                  ----                  ----                  ----                  ----
                         % of Total Loans by   % of Total Loans by   % of Total Loans by   % of Total Loans by   % of Total Loans by
                          Amount    Category    Amount    Category    Amount    Category    Amount    Category    Amount    Category
                          ------    --------    ------    --------    ------    --------    ------    --------    ------    --------
                                                                   (Dollars in Thousands)
Real estate loans:
  Single-family           $   52      27.86%    $   82      32.52%    $   75      40.91%    $  191      53.69%    $  180      51.50%
  Multi-family                26       6.68         18       5.99         26       4.92         31       3.69         35       3.37
  Commercial                 465      11.53        597      12.53      1,944      16.98      1,745      15.19      1,721      17.05
  Construction                54      29.72         30      22.76         33      16.03        300      11.92        407      13.73
  Land acquisition
   and development           262       7.93        302      10.01         73       7.03         66       4.00         41       3.09
  Unallocated                 --       0.00         --       0.00         --       0.00         10       0.00         --       0.00
                          ------     ------     ------     ------     ------     ------     ------     ------     ------     ------
    Total real estate
      loans                  859      83.72      1,029      83.81      2,151      85.87      2,343      88.49      2,384      88.74
                          ------     ------     ------     ------     ------     ------     ------     ------     ------     ------
Consumer loans:
  Home equity                128      13.58        117      13.88        124      11.70        165       9.75        231       9.33
  Education                   --       0.00         --       0.00         --       0.00         --       0.00         --       0.02
  Other                       61       1.47         78       1.09         22       1.01         28       0.90         73       1.02
  Unallocated                 --       0.00         --       0.00         --       0.00         --       0.00         --       0.00
                          ------     ------     ------     ------     ------     ------     ------     ------     ------     ------
    Total consumer
      loans                  189      15.05        195      14.97        146      12.71        193      10.65        304      10.37
                          ------     ------     ------     ------     ------     ------     ------     ------     ------     ------
Commercial loans:
  Commercial loans            35       1.23        116       1.22        200       1.42        187       0.86         75       0.89
  Unallocated                 --       0.00         --       0.00         --       0.00         --       0.00         --       0.00
                          ------     ------     ------     ------     ------     ------     ------     ------     ------     ------
    Total commercial
      loans                   35       1.23        116      14.97        200       1.42        187       0.86         75       0.89
                          ------     ------     ------     ------     ------     ------     ------     ------     ------     ------
Commercial lease
  financings                  --       0.00         --       0.00         --       0.00         --       0.00         --       0.00
                          ------     ------     ------     ------     ------     ------     ------     ------     ------     ------
Off balance-sheet
   items                      38       0.00         30       0.00         33       0.00         35       0.00         --       0.00
                          ------     ------     ------     ------     ------     ------     ------     ------     ------     ------
                          $1,121     100.00%    $1,370     100.00%    $2,530     100.00%    $2,758     100.00%    $2,763     100.00%
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

      Our methodology used to determine the allocated portion of the allowance is as follows. For groups of homogenous loans, we apply a loss rate to the groups' aggregate balance. Our group loss rate reflects our historical loss experience. We may adjust these group rates to compensate for changes in environmental factors; but our adjustments have not been frequent due to a relatively stable charge-off experience. The Company also monitors industry loss experience on similar loan portfolio segments. We then identify loans for individual evaluation under SFAS 114. If the individually identified loans are performing, we apply a segment specific loss rate adjusted for relevant environmental factors, if necessary, for those loans reviewed individually and considered individually impaired, we use one of the three methods for measuring impairment mandated by SFAS 114. Generally the fair value of collateral is used since our impaired loans are generally real estate based. In connection with the fair value of collateral measurement, the Company generally uses an independent appraisal and determines costs to sell. The Company's appraisals for commercial income based loans, such as commercial real estate loans, assess value based upon the operating cash flows of the business as opposed to merely "as built" values. The Company then validates the reasonableness of our calculated allowances by: (1) reviewing trends in loan volume, delinquencies, restructurings and concentrations; (2) reviewing prior period (historical) charge-offs and recoveries; and (3) presents the results of this process, quarterly, to the Asset Classification Committee and the Bank's Board of Directors. We then tabulate, format and summarize the current loan loss allowance balance for financial and regulatory reporting purposes.

      The Company had no unallocated loss allowance balance at June 30, 2005. In prior fiscal years, an unallocated loss allowance balance was maintained for real estate, consumer and small commercial loans. With respect to real estate loans, the Company believed that it was prudent to maintain a certain level of unallocated loss allowances as the Bank grew its commercial real estate and construction segments. At the time the Company's historical loss experience with these two segments was somewhat limited. Management believed that risks were inherent within those segments but was uncertain as to the degree of loss. A reasonable estimate, using industry loss factors, was utilized. The same rationale applied to the unallocated allowance for consumer loans. The Company had no unallocated consumer loan allowances for the past three fiscal years.

      The following table summarizes the calculations of required allowance for loan losses by loan category as of June 30, 2005.

                                                                     Allowance
                                                                        for
                                                   Group Rate        Loan Loss
                                                -----------------   -----------
Homogenous loans:
      Single-family                                  0.0015          $   31
      Multi-family                                   0.0050              26
      Commercial real estate                         0.0100              75
      Construction/land acquisition
        and development                         0.0015 - 0.0100 (1)      81

      Secured consumer                               0.0100             110
      Unsecured consumer                             0.0500               2
      Commercial loans                               0.0500              35
      Off balance-sheet items (2)                    0.0100              38
      Unallocated                                                        --

Individually evaluated loans:
      Single-family                                                      21
      Multi-family                                                       --
      Commercial real estate                                            390
      Construction/land acquisition
        and development                                                 235
      Secured consumer                                                   18
      Unsecured consumer                                                 59
      Commercial loans                                                   --
      Off balance-sheet items                                            --

Total allowance for loan losses:
      Single-family                                                      52
      Multi-family                                                       26
      Commercial real estate                                            465
      Construction/land acquisition
        and development                                                 316
      Secured consumer                                                  128
      Unsecured consumer                                                 61
      Commercial loans                                                   35
      Off balance-sheet items                                            38
      Unallocated                                                        --
                                                                     ------

Total allowance for loan losses                                      $1,121
                                                                     ======

-----------------------
(1) The rate applied ranges from 0.0015 to 0.0100 depending upon the underlying collateral, loan type (permanent vs. construction), historical loss experience, industry loss experience on similar loan segments, delinquency trends, loan volumes and concentrations, and other relevant economic and environmental factors.
(2) The 1.00% rate is applied to the credit equivalent amount of the off-balance sheet item. Various off- balance sheet items have different risk weightings and credit conversion factors.

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

      At June 30, 2005, the Company's MBS portfolio totaled $162.2 million as compared to $75.6 million at June 30, 2004. The $86.6 million or 114.6% increase in MBS balances outstanding during fiscal 2005 was primarily attributable to purchases of floating rate CMOs which were partially offset by principal repayments on CMOs. At June 30, 2005, approximately $158.4 million or 97.7% (book value) of the Company's portfolio of MBS, including CMOs, were comprised of adjustable or floating rate instruments, as compared to $69.5 million or 91.9% at June 30, 2004. Substantially all of the Company's floating rate MBS adjust monthly based upon changes in certain short-term market indices (e.g. LIBOR, Prime, etc.).

      The following tables set forth the amortized cost and estimated market values of the Company's MBSs available for sale and held to maturity as of the periods indicated.

                                                    2005       2004        2003
                                                    ----       ----        ----
MBS Available for Sale at June 30,                    (Dollars in Thousands)
----------------------------------

FHLMC PCs                                         $     44   $     45   $     47
GNMA PCs                                             2,333      2,411      2,510
FNMA PCs                                               449        686      1,494
CMOs - agency collateral                                67         92        168
                                                  --------   --------   --------
Total amortized cost                              $  2,893   $  3,234   $  4,219
                                                  ========   ========   ========
Total estimated market value                      $  3,120   $  3,357   $  4,387
                                                  ========   ========   ========

MBS Held to Maturity at June 30,
--------------------------------

FHLMC PCs                                         $      9   $     17   $     36
GNMA PCs                                               370        591      2,603
FNMA PCs                                                16         19         29
CMOs - agency collateral                           127,915     57,131     47,516
CMOs - single-family whole loan collateral          30,721     14,475     57,308
                                                  --------   --------   --------
Total amortized cost                              $159,031   $ 72,233   $107,492
                                                  ========   ========   ========
Total estimated market value                      $159,566   $ 72,099   $107,914
                                                  ========   ========   ========

      The Company believes that its present MBS available for sale allocation of $3.1 million or 1.9% of the carrying value of the MBS portfolio, is adequate to meet anticipated future liquidity requirements and to reposition its balance sheet and asset/liability mix should it wish to do so in the future.

      The following table sets forth the amortized cost, contractual maturities and weighted average yields of the Company's MBSs, including CMOs, at June 30, 2005.

                           One Year    After One to  After Five to   Over Ten
                            or Less     Five Years     Ten Years      Years         Total
                            -------     ----------     ---------      -----         -----
                                                (Dollars in Thousands)

MBS Available for Sale    $      --     $      13     $      --     $   2,880     $   2,893
                               0.00%         9.00%         0.00%         7.41%         7.42%

MBS Held to Maturity      $      --     $      18     $      13     $ 159,000     $ 159,031
                               0.00%         9.00%         4.48%         4.28%         4.28%
                          ---------     ---------     ---------     ---------     ---------

Total                     $      --     $      31     $      13     $ 161,880     $ 161,924
                          =========     =========     =========     =========     =========
Weighted average yield         0.00%         9.00%         4.48%         4.34%         4.34%
                          =========     =========     =========     =========     =========

      Due  to  prepayments  of  the   underlying   loans,   and  the  prepayment
characteristics of the CMO traunches, the actual maturities of the Company's MBS are expected to be substantially less than the scheduled maturities.

      The following table sets forth information with respect to the MBS owned by the Company at June 30, 2005 which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government or United States Government agencies and corporations. All MBS owned by the Company have been assigned a triple A investment grade rating.

                                                        Number of                   Estimated
Name of Issuer                                         Securities   Carrying Value  Market Value
--------------                                         ----------   --------------  ------------
                                                                (Dollars in Thousands)

Credit Suisse First Boston Mortgage Securities Corp.        2         $   14,484    $   14,489
Bank of America Mortgage Securities                         2              8,255         8,245
GSR Mortgage Loan Trust                                     1              6,432         6,444
                                                                      ----------    ----------

                                                                      $   29,171    $   29,178
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

      The Company's investment activities are directly monitored by the Company's Finance Committee under policy guidelines adopted by the Board of Directors. In recent years, the general objective of the Company's investment policy has been to manage the Company's interest rate sensitivity gap and generally to increase interest-earning assets. As reflected in the table below, the Company decreased its position of U.S. Government Agency obligations while increasing its portfolio of floating rate CMO's. The Company purchased approximately $187.0 million of U.S. Government Agency obligations during fiscal 2005. Outstanding balances totaled $149.4 million or 78.3% of the total investment portfolio at June 30, 2005, as compared to $223.8 million or 79.6% of the total investment portfolio at June 30, 2004. At June 30, 2005, approximately $148.1 million or 99.1% of the Company's U.S. Government Agency portfolio was comprised of U.S. Government Agency securities with longer-terms to maturity and optional principal redemption features ("callable bonds"). The Company held approximately $9.2 million or 4.8% of the total investment portfolio in corporate demand notes issued by Ford Motor Credit and General Motors Acceptance Corp.

      The following tables set forth the amortized cost and estimated market values of the Company's investment securities portfolio at the dates indicated.

                                                       2005       2004       2003
                                                       ----       ----       ----
Investment Securities Available for Sale at June 30,      (Dollars in Thousands)
----------------------------------------------------

Trust preferred securities                           $     --   $     --   $    128
Corporate debt obligations                              9,155      2,532      7,428
Commercial paper                                           --         --     15,442
Obligations of states and political subdivisions           --         --      1,000
                                                     --------   --------   --------
Total amortized cost                                    9,155      2,532     23,998
Equity securities                                          --      1,581      1,312
                                                     --------   --------   --------
Total amortized cost                                 $  9,155   $  4,113   $ 25,310
                                                     ========   ========   ========
Total estimated market value                         $  9,155   $  4,416   $ 25,641
                                                     ========   ========   ========

Investment Securities Held to Maturity at June 30,
--------------------------------------------------

Corporate debt obligations                           $     --   $ 13,772   $ 66,978
U.S. Government agency securities                     149,360    223,808     24,097
Commercial paper                                           --         --      1,099
Obligations of states and political subdivisions       24,551     31,593     29,667
                                                     --------   --------   --------
                                                      173,911    269,173    121,841
FHLB stock                                              7,769      7,532      7,797
                                                     --------   --------   --------
Total amortized cost                                 $181,680   $276,705   $129,638
                                                     ========   ========   ========
Total estimated market value                         $182,092   $278,635   $133,833
                                                     ========   ========   ========

      Information regarding the amortized cost, contractual maturities and weighted average yields of the Company's investment portfolio at June 30, 2005 is presented below.


Investment Securities                  One Year or   After One to   After Five to    Over Ten
Available for Sale                        Less        Five Years      Ten Years        Years          Total
------------------                        ----        ----------      ---------        -----          -----
                                                                (Dollars in Thousands)

Corporate debt obligations             $    9,155     $       --     $       --     $       --     $    9,155
                                             3.92%          0.00%          0.00%          0.00%          3.92%

Total                                  $    9,155     $       --     $       --     $       --     $    9,155
                                       ==========     ==========     ==========     ==========     ==========
Weighted average yield                       3.92%          0.00%          0.00%          0.00%          3.92%
                                       ==========     ==========     ==========     ==========     ==========

Investment Securities                  One Year or   After One to   After Five to    Over Ten
Held to Maturity                          Less        Five Years      Ten Years        Years          Total
----------------                          ----        ----------      ---------        -----          -----
U.S. Government Agency
      securities                       $       --     $       --     $    4,693     $  144,667     $  149,360
                                             0.00%          0.00%          4.72%          3.83%          3.86%

Obligations of states and political
      subdivisions (1)                 $       --     $       --     $    1,568     $   22,983     $   24,551
                                             0.00%          0.00%          7.35%          8.87%          8.77%
                                       ----------     ----------     ----------     ----------     ----------

Total                                  $       --     $       --     $    6,261     $  167,650     $  173,911
                                       ==========     ==========     ==========     ==========     ==========
Weighted average yield                       0.00%          0.00%          5.38%          4.52%          4.55%
                                       ==========     ==========     ==========     ==========     ==========

-------------
(1) Tax exempt obligations of states and political subdivisions are calculated on a taxable equivalent basis utilizing a federal tax rate of 34%.


      Information regarding the amortized cost, earliest call dates and weighted average yield of the Company's investment portfolio at June 30, 2005, is presented below. All Company investments in callable U.S. Government Agency bonds were classified as held to maturity at June 30, 2005.

                                       One Year or    After One to   After Five to    Over Ten
                                          Less        Five Years      Ten Years        Years          Total
                                          ----        ----------      ---------        -----          -----
Corporate debt obligations             $    9,155     $       --     $       --     $       --     $    9,155
                                             3.92%          0.00%          0.00%          0.00%          3.92%

U.S. Government Agency
      securities                       $  148,068     $       --     $       --     $    1,292     $  149,360
                                             3.86%          0.00%          0.00%          3.38%          3.86%

Obligations of states and political
      subdivisions (1)                 $   12,370     $    8,526     $    3,655     $       --     $   24,551
                                             9.67%          8.04%          7.45%          0.00%          8.77%
                                       ----------     ----------     ----------     ----------     ----------

Total                                  $  169,593     $    8,526     $    3,655     $    1,292     $  183,066
                                       ==========     ==========     ==========     ==========     ==========
Weighted average yield                       4.29%          8.04%          7.45%          3.38%          4.52%
                                       ==========     ==========     ==========     ==========     ==========

--------------
(1) Tax exempt obligations of states and political subdivisions are calculated on a taxable equivalent basis utilizing a federal tax rate of 34%.

      At June 30, 2005, the Company had no securities classified as trading investment securities.

      The following table sets forth information with respect to the investment securities owned by the Company at June 30, 2005 which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All Pennsylvania school district bonds securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services.

                                                                     Estimated
Name of Issuer                                    Carrying Value    Market Value
--------------                                    --------------    ------------
                                                       (Dollars in Thousands)
Pittston Area School District                        $ 5,252           $ 5,261
Ford Motor Credit Demand Notes                         4,334             4,334
General Motors Acceptance Corp. Demand Notes           4,321             4,321
New Castle PA School District                          2,978             3,139
                                                     -------           -------

                                                     $16,885           $17,055
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

      Deposits. The Company's deposits totaled $164.7 million at June 30, 2005, as compared to $160.6 million at June 30, 2004. The $4.1 million increase was primarily attributable to an approximate $3.0 million increase in certificates of deposits and a $1.9 million increase in core deposits, which were partially offset by a $601 thousand decrease in money market accounts and a $128 thousand decrease in escrows. In order to attract new and lower cost core deposits, the Company continued to promote a no minimum balance, "free", checking account product and Internet Banking. Current deposit products include regular savings accounts, demand accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts and certificates of deposit ranging in terms from 30 days to 10 years. Included among these deposit products are certificates of deposit with negotiable interest rates and balances of $100,000 or more, which amounted to $13.5 million or 8.2% of the Company's total deposits at June 30, 2005, as compared to $6.9 million or 4.3% at June 30, 2004. The Company's deposit products also include Individual Retirement Account certificates ("IRA certificates").

      The Company's deposits are obtained primarily from residents of northern Allegheny, southern Butler and eastern Beaver counties, Pennsylvania. The Company utilizes various marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at June 30, 2005. The Company has drive-up banking facilities and automated teller machines ("ATMs") at its McCandless, Franklin Park, Bellevue and Cranberry Township offices. The Company also has an ATM machine at its West View Office. The Company participates in the STAR(R) and CIRRUS(R) ATM networks. The Company also participates in an ATM program called the Freedom ATM AllianceSM. The Freedom ATM AllianceSM allows West View Savings Bank customers to use other Pittsburgh area Freedom ATM AllianceSM affiliates' ATMs without being surcharged and vice versa. The Freedom ATM AllianceSM was organized to help smaller local banks compete with larger national banks that have large ATM networks.

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

                                                        At June 30,
                                  -----------------------------------------------------
                                         2005               2004               2003
                                         ----               ----               ----
                                   Amount    Rate     Amount    Rate     Amount    Rate
                                   ------    ----     ------    ----     ------    ----
                                                   (Dollars in Thousands)
Regular savings and club
   accounts                       $ 44,479   0.70%   $ 44,091   0.76%   $ 41,906   1.21%
NOW accounts                        22,516   0.06      19,948   0.16      19,775   0.21
Money market deposit
   accounts                         13,538   1.23      13,839   0.79      14,334   1.28
Certificate of deposit accounts     65,036   2.67      72,800   2.52      80,208   3.18
Escrows                                797   1.63         899   1.67       1,548   1.55
                                  --------   ----    --------   ----    --------   ----
     Total interest-bearing
        deposits and escrows       146,366   1.53     151,577   1.53     157,771   2.10
Non-interest-bearing checking
   accounts                         12,774   0.00      12,542   0.00      12,149   0.00
                                  --------   ----    --------   ----    --------   ----
     Total deposits and escrows   $159,140   1.41%   $164,119   1.42%   $169,920   1.95%
                                  ========   ====    ========   ====    ========   ====

      The following table sets forth the net deposit flows of the Company during the periods indicated.

                                                     Year Ended June 30,
                                              ----------------------------------
                                                2005        2004         2003
                                                ----        ----         ----
                                                    (Dollars in Thousands)
Increase (decrease) before interest
   credited                                   $  1,976    $(12,952)    $(10,245)
Interest credited                                2,167       2,589        3,499
                                              --------    --------     --------
Net deposit increase (decrease)               $  4,143    $(10,363)    $ (6,746)
                                              ========    ========     ========

      The following table sets forth maturities of the Company's certificates of deposit of $100,000 or more at June 30, 2005, by time remaining to maturity.

                                                              Amounts
                                                              -------
                                                       (Dollars in Thousands)
          Three months or less                                $ 3,078
          Over three months through six months                  5,649
          Over six months through twelve months                 2,283
          Over twelve months                                    2,503
                                                              -------
                                                              $13,513
                                                              =======

      Borrowings. Borrowings are comprised of FHLB advances with various terms and repurchase agreements with securities brokers with original maturities of ninety-two days or less. At June 30, 2005, borrowings totaled $224.7 million as compared to $241.4 million at June 30, 2004. The $16.7 million or 6.9% decrease was primarily due to repayments on the Company's loan and investment portfolios and increases in deposits, which were partially offset by purchases of mortgage-backed securities. This cash flow enabled the Company to pay down on some of its short-term borrowings. For a detailed discussion of the Company's asset and liability management activities, please see the "Quantitative and Qualitative Disclosures about Market Risk" section of the Company's fiscal year 2005 Annual Report. Wholesale funding also provides the Company with a larger degree of control with respect to the term structure of its liabilities than traditional retail deposits. By utilizing borrowings, as opposed to retail certificates of deposit, the Company also avoids the additional operating costs associated with increasing its branch network and associated federal deposit insurance premiums.

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

Employees

      The Company had 32 full-time employees and 14 part-time employees as of June 30, 2005. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

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

      FDIC Insurance Premiums. The Savings Bank currently pays deposit insurance premiums to the FDIC on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level of an institution's capital - "well capitalized", "adequately capitalized" and "undercapitalized"- which is defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.00% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns. The Savings Bank is a "well capitalized" institution as of June 30, 2005.

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

      Audit by IRS. The Company's consolidated federal income tax returns for taxable years through December 31, 2001, have been closed for the purpose of examination by the Internal Revenue Service.

      State Taxation. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Pennsylvania Corporate Net Income Tax rate is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.599% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and consolidated net worth.

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

Item 2.     Properties.
-------     -----------

            The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2005.

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

Item 4.     Submission of Matters to a Vote of Security Holders.
-------     ----------------------------------------------------

            Not applicable.

PART II.

Item 5.     Market for Registrant's  Common Equity,  Related Stockholder Matters
-------     --------------------------------------------------------------------
            and Issuer Purchases of Equity Securities.
            ------------------------------------------

            (a) The information required herein is incorporated by reference on page 51 of the Company's 2005 Annual Report to Stockholders included as Exhibit 13 ("2005 Annual Report").
            (b)   Not applicable.
            (c) The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended June 30, 2005.

---------------------------------------------------------------------------------------------------------
                                   ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------------------------------
                                                                  Total Number of      Maximum Number of
                               Total                             Shares Purchased     Shares that may yet
                             Number of                          as part of Publicly     be Repurchased
                              Shares        Average Price       Announced Plans or     Under the Plans or
      Period                 Purchased    Paid per Share ($)          Programs (1)        Programs (2)
---------------------------------------------------------------------------------------------------------
04/01/05 -04/30/05               2,000               16.75                  2,000                 33,943
---------------------------------------------------------------------------------------------------------
05/01/05 - 05/31/05              9,000               16.80                  9,000                 24,943
---------------------------------------------------------------------------------------------------------
06/01/05 - 06/30/05                  0                   -                      0                 24,943
---------------------------------------------------------------------------------------------------------
     Total                      11,000               16.79                 11,000                 24,943
---------------------------------------------------------------------------------------------------------

------------

      (1) All shares indicated were purchased under the Company's Seventh Stock Repurchase Program.

      (2)   Seventh Stock Repurchase Program
            (a)   Announced February 24, 2004.
            (b)   125,000 common shares approved for repurchase.
            (c)   No fixed date of expiration.
            (d) This Program has not expired and has 24,943 shares remaining to be purchased at June 30, 2005.
            (e)   Not applicable.

Item 6.     Selected Financial Data.
-------     ------------------------

            The information required herein is incorporated by reference from pages 2 to 3 of the Company's 2005 Annual Report.

Item 7.     Management's  Discussion  and  Analysis of Financial  Condition  and
-------     --------------------------------------------------------------------
            Results of Operations.
            ----------------------

            The information required herein is incorporated by reference from pages 4 to 16 of the Company's 2005 Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
--------    -----------------------------------------------------------

            The information required herein is incorporated by reference from pages 13 to 17 of the Company's 2005 Annual Report.

Item 8.     Financial Statements and Supplementary Data.
-------     --------------------------------------------

            The information required herein is incorporated by reference from pages 18 to 50 of the Company's 2005 Annual Report.

Item 9.     Changes in and  Disagreements  with  Accountants  on Accounting  and
-------     --------------------------------------------------------------------
            Financial Disclosure.
            ---------------------

            Not applicable.

Item 9A.    Controls and Procedures.
--------    ------------------------

            Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

            No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
--------    ------------------

            Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.
--------    ---------------------------------------------------

            The information required herein is incorporated by reference from pages 2 to 8 of the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders dated September 23, 2005 ("Proxy Statement").

            The Company has adopted a Code of Ethics for its employees and directors and executive officers. See Exhibits 14.1 and 14.2 to this Annual Report on Form 10-K.

Item 11.    Executive Compensation.
--------    -----------------------

            The information required herein is incorporated by reference from pages 10 to 14 of the Company's Proxy Statement.

Item 12.    Security  Ownership of Certain  Beneficial Owners and Management and
--------    --------------------------------------------------------------------
            Related Stockholder Matters.
            ----------------------------

            The security ownership of certain beneficial owners and F management information required herein is incorporated by reference from pages 8 to 9 of the Company's Proxy Statement. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of June 30, 2005.

                                         Equity Compensation Plan Information
=====================================================================================================================
                                                                                     Number of securities remaining
                                  Number of securities to be    Weighted-average      available for future issuance
                                    issued upon exercise of     exercise price of    under equity compensation plans
                                     outstanding options,     outstanding options,   (excluding securities reflected
          Plan Category               warrants and rights      warrants and rights        in the first column)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                43,726                   $14.99                        --
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                  --                       --                          --
---------------------------------------------------------------------------------------------------------------------
Total                                       43,726                   $14.99                        --
=====================================================================================================================

Item 13.    Certain Relationships and Related Transactions.
--------    -----------------------------------------------

            The information required herein is incorporated by reference on page 14 of the Company's Proxy Statement.

Item 14.    Principal Accountant Fees and Services.
--------    ---------------------------------------

            The information required herein is incorporated by reference on page 6 of the Company's Proxy Statement.

PART IV.

Item 15.    Exhibits and Financial Statement Schedules.
--------    -------------------------------------------

            (a)   Documents filed as part of this report.

                  (1) The following documents are filed as part of this report and are incorporated herein by reference from the Company's 2005 Annual Report.

                        Report of Independent Auditors.

                        Consolidated Balance Sheet at June 30, 2005 and 2004.

                        Consolidated Statement of Income for the Years Ended June 30, 2005, 2004 and 2003.

                        Consolidated   Statement  of  Changes  in  Stockholders'
                        Equity for the Years Ended June 30, 2005, 2004 and 2003.

                        Consolidated Statement of Cash Flows for the Years Ended June 30, 2005, 2004 and 2003.

                        Notes to the Consolidated Financial Statements.

                  (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission ("SEC") are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

                  (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

  No.                                    Description                                       Page
------                            -------------------------                                ----
  3.1       Articles of Incorporation                                                        *
  3.2       Amended and Restated By-Laws ** 4 Stock Certificate of WVS Financial Corp.       *
 10.1       WVS Financial Corp. Recognition Plans and Trusts for
                Executive Officers, Directors and Key Employees***                           *
 10.2       WVS Financial Corp. 1993 Stock Incentive Plan***                                 *
 10.3       WVS Financial Corp. 1993 Directors' Stock Option Plan***                         *
 10.4       WVS Financial Corp. Employee Stock Ownership Plan and Trust***                   *
 10.5       Amended West View Savings Bank Employee Profit Sharing Plan***                   *
 10.6       Employment Agreements between WVS Financial Corp. and
                David Bursic ***                                                           ****
 10.7       Directors Deferred Compensation Program***                                       *
 13         2005 Annual Report to Stockholders                                             E-1
 14.1       Ethics Policy                                                                  *****
 14.2       Code of Ethics for Senior Financial Officers                                   *****
   21       Subsidiaries of the Registrant - Reference is made to
                Item 1. "Business" for the required information                              2
   23       Consent of Independent Registered Public Accounting Firm                       E-57
 31.1       Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer        E-58
 31.2       Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting Officer       E-59
 32.1       Section 1350 Certification of the Chief Executive Officer                      E-60
 32.2       Section 1350 Certification of the Chief Accounting Officer                     E-61

* Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

** Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 24, 2005.

***   Management contract or compensatory plan or arrangement.

**** Incorporated by reference from the Form 10-Q for the quarter ended September 30, 1998 filed by the Company with the SEC on November 13, 1998.

***** Incorporated by reference from the Annual report on Form 10-K filed by the Company with the SEC on September 24, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WVS FINANCIAL CORP.



September 23, 2005                     By: /s/ David J. Bursic
                                           -------------------------------------
                                           David J. Bursic
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David J. Bursic
--------------------------------------------
David J. Bursic, Director, President and                September 23, 2005
Chief Executive Officer
(Principal Executive Officer)


/s/ Keith A. Simpson
--------------------------------------------
Keith A. Simpson,  Vice President, Treasurer            September 23, 2005
and Chief Accounting Officer
(Principal Accounting Officer)


/s/ Donald E. Hook
--------------------------------------------
Donald E. Hook,                                         September 23, 2005
Chairman of the Board of Directors


/s/ David L. Aeberli
--------------------------------------------
David L. Aeberli, Director                              September 23, 2005


/s/ Arthur H. Brandt
--------------------------------------------
Arthur H. Brandt, Director                              September 23, 2005


/s/ Lawrence M. Lehman
--------------------------------------------
Lawrence M. Lehman, Director                            September 23, 2005


/s/ John M. Seifarth
--------------------------------------------
John M. Seifarth, Director                              September 23, 2005


/s/ Margaret VonDerau
--------------------------------------------
Margaret VonDerau, Director                             September 23, 2005