Form 10-Q
period 2005-09-30
WVS FINANCIAL CORP
filed 2005-11-10
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                        25-1710500
----------------------------------------                  ----------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification Number)

           9001 Perry Highway                                     15237
         Pittsburgh, Pennsylvania                         ----------------------
 ----------------------------------------                       (Zip Code)
(Address of principal executive offices)

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

YES |_| NO |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

YES |_| NO |X|

      Shares outstanding as of November 08, 2005: 2,356,568 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.   Financial Information                                             Page
-------   ---------------------                                             ----

Item 1.   Financial Statements

          Consolidated Balance Sheet as of
          September 30, 2005 and June 30, 2005
          (Unaudited)                                                         3

          Consolidated Statement of Income
          for the Three Months Ended
          September 30, 2005 and 2004 (Unaudited)                             4

          Consolidated Statement of Cash Flows
          for the Three Months Ended September 30,
          2005 and 2004 (Unaudited)                                           5

          Consolidated Statement of Changes in
          Stockholders' Equity for the Three Months
          Ended September 30, 2005 (Unaudited)                                7

          Notes to Unaudited Consolidated
          Financial Statements                                                8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations for the Three Months
          Ended September 30, 2005                                           10

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk                                                  15

Item 4.   Controls and Procedures                                            20

PART II.  Other Information                                                 Page
--------  -----------------                                                 ----

Item 1.   Legal Proceedings                                                  21
Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                                    21
Item 3.   Defaults upon Senior Securities                                    21
Item 4.   Submission of Matters to a Vote of Security Holders                22
Item 5.   Other Information                                                  22
Item 6.   Exhibits                                                           22
          Signatures                                                         23

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (In thousands)

                                                                   September 30, 2005   June 30, 2005
                                                                   ------------------   -------------
          Assets
          ------
Cash and due from banks                                                $   1,279          $     900
Interest-earning demand deposits                                           1,245              2,666
                                                                       ---------          ---------
Total cash and cash equivalents                                            2,524              3,566
Investment securities available-for-sale (amortized cost of
   $ 8,775 and $9,155)                                                     8,765              9,155
Investment securities held-to-maturity (market value of
   $159,202 and $174,323)                                                158,974            173,911
Mortgage-backed securities available-for-sale (amortized cost of
   $2,261 and $2,893)                                                      2,408              3,120
Mortgage-backed securities held-to-maturity (market value of
   $180,662 and $159,566)                                                179,976            159,031
Net loans receivable (allowance for loan losses of $1,055 and
   $1,121)                                                                59,099             60,151
Accrued interest receivable                                                2,338              2,057
Federal Home Loan Bank stock, at cost                                      7,464              7,769
Premises and equipment                                                       907                939
Other assets                                                               1,275              1,345
                                                                       ---------          ---------
          TOTAL ASSETS                                                 $ 423,730          $ 421,044
                                                                       =========          =========

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                       $  20,697          $  11,926
   NOW accounts                                                           19,545             25,396
   Savings accounts                                                       41,541             44,323
   Money market accounts                                                  14,920             13,625
   Certificates of deposit                                                69,050             68,319
   Advance payments by borrowers for taxes and insurance                     417              1,117
                                                                       ---------          ---------
    Total savings deposits                                               166,170            164,706
Federal Home Loan Bank advances                                          156,911            155,036
Other borrowings                                                          69,205             69,680
Accrued interest payable                                                   1,376              1,260
Other liabilities                                                          1,314              1,161
                                                                       ---------          ---------
     TOTAL LIABILITIES                                                 $ 394,976          $ 391,843

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                         $      --          $      --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,762,618 and 3,762,618 shares issued                                      38                 38
Additional paid-in capital                                                20,726             20,726
Treasury stock: 1,406,050 and 1,368,508 shares at cost,
   Respectively                                                          (21,208)           (20,594)
Retained earnings, substantially restricted                               29,110             28,885
Accumulated other comprehensive income                                        91                149
Unreleased shares - Recognition and Retention Plans                           (3)                (3)
                                                                       ---------          ---------
     TOTAL STOCKHOLDERS' EQUITY                                        $  28,754          $  29,201
                                                                       ---------          ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 423,730          $ 421,044
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

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                     (In thousands, except per share data)

                                                                Three Months Ended
                                                                   September 30,
                                                           ----------------------------
                                                               2005             2004
                                                           -----------      -----------
INTEREST AND DIVIDEND INCOME:
     Loans                                                 $     1,052      $     1,095
     Investment securities                                       1,856            2,724
     Mortgage-backed securities                                  1,882              583
     Interest-earning deposits with other institutions               3                2
     Federal Home Loan Bank stock                                   47               26
                                                           -----------      -----------
          Total interest and dividend income                     4,840            4,430
                                                           -----------      -----------

INTEREST EXPENSE:
     Deposits                                                      711              515
     Federal Home Loan Bank advances                             2,007            2,044
     Other borrowings                                              667              193
                                                           -----------      -----------
          Total interest expense                                 3,385            2,752
                                                           -----------      -----------

NET INTEREST INCOME                                              1,455            1,678
PROVISION (RECOVERY) FOR LOAN LOSSES                               (66)              78
                                                           -----------      -----------
NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR
     LOAN LOSSES                                                 1,521            1,600
                                                           -----------      -----------

NON-INTEREST INCOME:
     Service charges on deposits                                    95               95
     Investment securities gains                                    30              237
     Other                                                          82               76
                                                           -----------      -----------
          Total non-interest income                                207              408
                                                           -----------      -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                469              503
     Occupancy and equipment                                       101              105
     Data processing                                                67               64
     Correspondent bank service charges                             36               35
     Other                                                         216              171
                                                           -----------      -----------
          Total non-interest expense                               889              878
                                                           -----------      -----------

INCOME BEFORE INCOME TAXES                                         839            1,130
INCOME TAXES                                                       231              296
                                                           -----------      -----------
NET INCOME                                                 $       608      $       834
                                                           ===========      ===========

EARNINGS PER SHARE:
     Basic                                                 $      0.25      $      0.34
     Diluted                                               $      0.25      $      0.34

AVERAGE SHARES OUTSTANDING:
     Basic                                                   2,387,653        2,453,189
     Diluted                                                 2,391,294        2,458,926

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                              ------------------------
                                                                                 2005           2004
                                                                              ---------      ---------
OPERATING ACTIVITIES

Net income                                                                    $     608      $     834
Adjustments to reconcile net income to cash provided by operating activities:
   (Recovery) provision for loan losses                                             (66)            78
   Depreciation                                                                      46             47
   Investment securities gains                                                      (30)          (237)
   Amortization of discounts, premiums and deferred loan fees                       (61)          (179)
   Sale of trading securities                                                        --          1,000
   Increase in accrued and deferred taxes                                           161            217
   (Increase) decrease in accrued interest receivable                              (281)           159
   Increase in accrued interest payable                                             116             21
   Other, net                                                                        91            (97)
                                                                              ---------      ---------
         Net cash provided by operating activities                                  584          1,843
                                                                              ---------      ---------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments                                                        (687)       (13,113)
   Proceeds from repayments of investments and mortgage-backed securities         1,080          2,975
   Proceeds from sale of investment and mortgage-backed securities                1,016          1,127
Held-to-maturity:
   Purchases of investments                                                     (24,997)       (63,832)
   Purchases of mortgage-backed securities                                      (61,159)       (31,807)
   Proceeds from repayments of investments                                       39,966        132,478
   Proceeds from repayments of mortgage-backed securities                        39,887         10,697
Decrease in net loans receivable                                                  1,110          4,769
Purchase of Federal Home Loan Bank stock                                         (2,049)        (1,521)
Redemption of Federal Home Loan Bank stock                                        2,354          1,471
Acquisition of premises and equipment                                               (14)           (21)
                                                                              ---------      ---------
         Net cash (used for) provided by investing activities                    (3,493)        43,223
                                                                              ---------      ---------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                            Three Months Ended
                                                                               September 30,
                                                                          ----------------------
                                                                            2005          2004
                                                                          --------      --------
FINANCING ACTIVITIES

Net increase (decrease) in transaction and passbook accounts                 1,433        (2,133)
Net increase (decrease) in certificates of deposit                             731        (1,027)
Net increase in FHLB short-term advances                                     1,875         1,900
Net decrease in other borrowings                                              (475)      (41,376)
Net decrease in advance payments by borrowers for taxes and insurance         (700)         (882)
Cash dividends paid                                                           (383)         (393)
Funds used for purchase of treasury stock                                     (614)         (339)
                                                                          --------      --------
         Net cash provided by (used for)  financing activities               1,867       (44,250)
                                                                          --------      --------

         (Decrease) increase in cash and cash equivalents                   (1,042)          816

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                         3,566         3,054
                                                                          --------      --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                            $  2,524      $  3,870
                                                                          ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                        $  3,269      $  2,731
      Income taxes                                                        $     40      $      2

     See accompanying notes to unaudited consolidated financial statements.

                                            WVS FINANCIAL CORP. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        (UNAUDITED)
                                                      (In thousands)

                                                                                         Accumulated
                                                                             Retained       Other
                                               Additional                    Earnings      Compre-     Unallocated
                                   Common       Paid-In       Treasury    Substantially    hensive     Shares Held
                                   Stock        Capital        Stock        Restricted      Income        by RRP          Total
                                   -----        -------        -----        ----------      ------        ------          -----
Balance at June 30, 2005          $     38      $ 20,726      $(20,594)      $ 28,885      $    149      $     (3)      $ 29,201

Comprehensive income:

   Net Income                                                                     608                                        608
   Other comprehensive
     income:
      Change in unrealized
          holding gains on
          securities, net of
          income tax effect
          of $30                                                                                (58)                         (58)
                                                                                                                        --------

Comprehensive income                                                                                                         550

Purchase of shares for
   treasury stock                                                 (614)                                                     (614)

Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                                                   --             --

Exercise of stock options               --            --                                                                      --

Cash dividends declared
   ($0.16 per share)                                                             (383)                                      (383)
                                  --------      --------      --------       --------      --------      --------       --------

Balance at Sept 30, 2005          $     38      $ 20,726      $(21,208)      $ 29,110      $     91      $     (3)      $ 28,754
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

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
   ---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments
(consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. RECENT ACCOUNTING PRONOUNCEMENTS
   --------------------------------

      In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The provisions of FAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

3. EARNINGS PER SHARE
   ------------------

      The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

                                                                     Three Months Ended
                                                                        September 30,
                                                                 ---------------------------
                                                                    2005             2004
                                                                 ----------       ----------
Weighted average common shares issued                             3,762,618        3,762,968
Average treasury stock shares                                    (1,374,965)      (1,309,779)
                                                                 ----------       ----------

Weighted average common shares and common stock equivalents
  used to calculate basic earnings per share                      2,387,653        2,453,189
Additional common stock equivalents (stock options) used to
  calculate diluted earnings per share                                3,641            5,737
                                                                 ----------       ----------

Weighted average common shares and common stock equivalents
  used to calculate diluted earnings per share                    2,391,294        2,458,926
                                                                 ==========       ==========

      All options at September 30, 2005 and September 30, 2004 were included in the computation of diluted earnings per share.

4. STOCK BASED COMPENSATION DISCLOSURE
   -----------------------------------

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). FAS No. 123R revised FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

      In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted FAS No. 123R on July 1, 2005. Management has determined that unless additional options are granted, there will be no impact on future earnings as a result of the adoption.

5. COMPREHENSIVE INCOME
   --------------------

      Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

                                               Three Months Ended September 30,
                                            ---------------------------------------
                                                  2005                   2004
                                            ----------------       ----------------
            Net income                                 $ 608                  $ 834
            Other comprehensive
            (loss) income:
                Unrealized (losses)
                gains on available for
                sale securities             $  58                  $ (11)

                 Less:

                 Reclassification
                 adjustment for
                  gain included in
                  net income                  (30)                  (237)
                                            -----      -----       -----      -----
            Other comprehensive
            loss before tax                              (88)                  (226)
            Income tax benefit
                related to other
                comprehensive loss                       (30)                   (77)
                                                       -----                  -----
            Other comprehensive
             loss, net of tax                            (58)                  (149)
                                                       -----                  -----
            Comprehensive income                       $ 550                  $ 685
                                                       =====                  =====

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

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

      West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2005.

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

FINANCIAL CONDITION

      The Company's assets totaled $423.7 million at September 30, 2005, as compared to $421.0 million at June 30, 2005. The $2.7 million or 0.6% increase in total assets was primarily comprised of a $20.2 million or 12.5% increase in mortgage-backed securities and a $281 thousand or 13.7% increase in accrued interest receivable, which were partially offset by a $15.6 million or 8.2% decrease in investment securities and FHLB stock, a $1.1 million or 1.8% decrease in net loans receivable and a $1.0 million or 29.2% decrease in cash and cash equivalents. The increase in mortgage-backed securities is attributable to purchases of floating rate collateralized mortgage obligations in response to increases in short-term market interest rates, while the decrease in investment securities and FHLB stock was attributable to calls of U.S. Government Agency securities and tax-free municipal bonds. See "Asset and Liability Management".

      The Company's total liabilities increased $3.2 million or 0.8% to $395.0 million as of September 30, 2005, from $391.8 million as of June 30, 2005. The $3.2 million increase in total liabilities was primarily comprised of a $1.9 million or 1.2% increase in short-term FHLB advances and a $1.5 million or 0.9% increase in total savings deposits, which were partially offset by a $475 thousand or 0.7% decrease in other short-term borrowings. Demand deposits increased $2.9 million, money market accounts increased $1.3 million while savings accounts decreased $2.8 million and advanced payments by borrowers for taxes and insurance decreased $700 thousand. The increase in demand deposits was principally attributable to seasonal increases in local real estate tax collector accounts. Management believes that the decreases in savings accounts and advance payments by borrowers for taxes and insurance were primarily attributable to seasonal payments of local and school real estate taxes.

      Total stockholders' equity decreased $447 thousand or 1.5% to $28.8 million as of September 30, 2005, from approximately $29.2 million as of June 30, 2005. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $614 thousand and $383 thousand, respectively, and accumulated other comprehensive income decreased $58 thousand, which were partially offset by net income of $608 thousand for the three months ended September 30, 2005.

RESULTS OF OPERATIONS

      General. WVS reported net income of $608 thousand or $0.25 diluted earnings per share for the three months ended September 30, 2005. Net income decreased by $226 thousand or 27.1% and diluted earnings per share decreased $0.09 or 26.5% for the three months ended September 30, 2005, when compared to the same period in 2004. The decrease in net income was primarily attributable to a $223 thousand decrease in net interest income, a $201 thousand decrease in non-interest income and an $11 thousand increase in non-interest expense, which were partially offset by a $166 thousand recovery for loan losses compared to a $78 thousand provision for loan losses in the 2004 quarter and a $65 thousand decrease in income tax expense.

      Net Interest Income. The Company's net interest income decreased by $223 thousand or 13.3% for the three months ended September 30, 2005, when compared to the same period in 2004. The decrease in net interest income for the three month period was principally attributable to lower levels of accreted investment security discounts and premiums, a lower proportion of tax-exempt income in proportion to total interest income, increased funding costs attributable to higher short-term market interest rates and the pronounced flattening of the Treasury yield curve associated with the Federal Reserve Board's increases to the targeted federal funds rate.

      Interest Income. Interest on net loans receivable decreased $43 thousand or 3.9% for the three months ended September 30, 2005, when compared to the same period in 2004. The decrease for the three months ended September 30, 2005 was attributable to a decrease of $5.4 million in the average balance of net loans receivable outstanding which was partially offset by an increase of 30 basis points in the weighted average yield earned on net loans receivable for the three months ended September 30, 2005, when compared to the same period in 2004. The decrease in the average loan balance outstanding for the three months ended September 30, 2005 was attributable in part to the Company's asset/liability management strategy. The Company has limited its portfolio origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

      Interest on mortgage-backed securities increased $1.3 million or 222.8% for the three months ended September 30, 2005, when compared to the same period in 2004. The increase for the three months ended September 30, 2005 was primarily attributable to a $94.7 million increase in the average balance of mortgage-backed securities outstanding for the period and a 125 basis point increase in the average yield earned on mortgage-backed securities for the three months ended September 30, 2005 when compared to the same period in 2004. The increase in the weighted average yield earned on mortgage-backed securities was consistent with higher market interest rates for the three months ended September 30, 2005. The increase in the average balances of mortgage-backed securities during the three months ended September 30, 2005 was primarily attributable to purchases of floating rate mortgage-backed securities funded with proceeds from redemptions of other investment securities (discussed below) and Company borrowings.

      Interest  and  dividend  income on  interest-bearing  deposits  with other institutions, investment securities and FHLB stock ("other investment securities") decreased by $846 thousand or 30.7% for the three months ended September 30, 2005 when compared to the same period in 2004. Approximately $754 thousand of the decrease in interest income on other investment securities is attributable to a $71.1 million decrease in average balances outstanding. Average outstanding balances of taxable (primary U.S. Government agency obligations) and tax-exempt securities declined $57.6 million and $12.9 respectively when compared to the same period in 2004. These declines were associated with early redemptions and the Company's reinvestment of proceeds into floating-rate mortgage-backed securities. Approximately $92 thousand of the decrease in interest earned on other investment securities is attributable to a $138 thousand decrease in recognized investment discounts and premiums, which were partially offset by higher market interest rates, when compared to the same period in 2004.

      Interest Expense. Interest expense on deposits and escrows increased $196 thousand or 38.1% for the three months ended September 30, 2005 when compared to the same period in 2004. The increase in interest expense on deposits for the three months ended September 30, 2005 was attributable to a 53 basis point increase in the weighted average rate paid on interest-bearing deposits and a $1.2 million increase in the average balance of interest-bearing deposits for the three months ended September 30, 2005, when compared to the same period in 2004. The average yield paid on interest-bearing deposits reflects increases in rates paid on deposits for the three months ended September 30, 2005.

      Interest on FHLB advances and other borrowings increased $437 thousand or 19.5% for the three months ended September 30, 2005 when compared to the same period in 2004. The increase for the three months ended September 30, 2005 was attributable to a $15.4 million increase in the average balance of FHLB advances and other borrowings for the period and a 50 basis point increase in the weighted average rate paid on such borrowings when compared to the same period in 2004. The weighted average rate paid on FHLB advances and other borrowings increased due to increases in short-term market interest rates.

      Provision (Recovery) for Loan Losses. A provision (recovery) for loan losses is charged (credited) to earnings to maintain the total allowance at a level considered adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio considering past experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

      During the quarter ended September 30, 2005, the Company reallocated a portion of its allowance for loan and lease losses attributable to off-balance sheet liabilities (builder letters of credit) to a separate reserve account for financial reporting purposes. The provision for loan losses was reduced by, and a non-interest expense was charged, $35 thousand in connection with this reallocation of allowances.

      The Company recorded a credit provision for loan losses of $66 thousand for the three months ended September 30, 2005 compared to a provision for loan loss of $78 thousand for the same period in 2004. The $66 thousand credit provision during the quarter ended September 30, 2005 was primarily attributable to the $35 thousand allowance reallocation discussed above and a $23 thousand reduction due to the payoff of one non-accrual loan. At September 30, 2005, the Company's total allowance for loan losses amounted to $1.1 million or 1.5% of the Company's total loan portfolio, as compared to $1.1 million or 1.5% at June 30, 2005.

      Non-Interest Income. Non-interest income decreased by $201 thousand or 49.3% for the three months ended September 30, 2005 when compared to the same period in 2004. The decrease was primarily attributable to a decrease of $207 thousand decrease in pre-tax gains on the sale of investment securities.

      Non-Interest Expense. Non-interest expense increased $11 thousand or 1.3% for the three months ended September 30, 2005 when compared to the same period in 2004. The increase was principally attributable to a $35 thousand provision for loss on off balance sheet items, a $6 thousand increase in printing costs and a $5 thousand increase in legal fees which were partially offset by a $34 thousand decrease in payroll and benefit related costs when compared to the same period in 2004.

      Income Tax Expense. Income tax expense decreased $65 thousand or 22.0% for the three months ended September 30, 2005 when compared to the same period in 2004. The decrease was primarily attributable to a decreased level of taxable income for the three months ended September 30, 2005 when compared to the same period in 2004. The Company's effective tax rate increased from 17.7% at June 30, 2005 to 27.6% at September 30, 2005 primarily due to $10.0 million of tax-exempt municipal securities redeemed prior to maturity.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities totaled $584 thousand during the three months ended September 30, 2005. Net cash provided by operating activities was primarily comprised of $608 thousand of net income which was partially offset by a $30 thousand pre-tax security gain.

      Funds used for investing activities totaled $3.5 million during the three months ended September 30, 2005. Primary uses of funds during the three months ended September 30, 2005, included purchases of investment and mortgage-backed securities totaling $25.7 and $61.2, respectively, which were partially offset by repayments of investments and mortgage-backed securities totaling $41.0 million and $39.9 million, respectively, a $1.1 million decrease in net loans receivable and $1.0 million from the sale of mortgage-backed securities from the Company's portfolio.

      Funds provided by financing activities totaled $1.9 million for the three months ended September 30, 2005. The primary sources included a $1.9 million increase in short-term FHLB advances and a $1.5 million increase in deposits which were partially offset by $614 thousand in treasury stock purchases, a $475 thousand decrease in other short-term borrowings and $383 thousand in cash dividends paid on the Company's common stock. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

      During the quarter ended September 30, 2005, the Company incurred $859.7 million in other short-term borrowings with a weighted average rate of 3.52% and incurred approximately $24.2 million in various short-term FHLB borrowings with a weighted average rate of 3.68%. During the three months ended September 30, 2005, the Company repaid $860.2 million of other short-term borrowings with weighted average rates of 3.48% and repaid approximately $22.3 million in various short-term borrowings from the FHLB with a weighted average rate of 3.38%.

      The Company's primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At September 30, 2005, the total approved loan commitments outstanding amounted to $76 thousand. At the same date, commitments under unused lines of credit amounted to $6.5 million and the unadvanced portion of construction loans approximated $11.4 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2005 totaled $46.6 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

      On September 27, 2005 the Company's Board of Directors authorized its Eighth Common Stock Buyback Program in the amount of 125,000. See Issuer Purchases of Equity Securities, in Part II, Item 2 of this Form 10-Q.

      On October 25, 2005, the Company's Board of Directors declared a cash dividend of $0.16 per share payable November 17, 2005, to shareholders of record at the close of business on November 7, 2005. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

      As of September 30, 2005, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $28.7 million or 20.9% and $29.8 million or 21.7%, respectively, of total risk-weighted assets, and Tier I leverage capital of $28.7 million or 6.87% of average quarterly assets.

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

      The Company's nonperforming assets at September 30, 2005 totaled approximately $755 thousand or 0.18% of total assets as compared to $1.1 million or 0.25% of total assets at June 30, 2005. Nonperforming assets at September 30, 2005 consisted of: one land loan totaling $377 thousand, one loan secured by commercial real estate totaling $178 thousand, one single-family real estate loan totaling $58 thousand, one home equity loan totaling $17 thousand, one unsecured consumer loan totaling $56 thousand and one single-family real estate owned property with a book value of approximately $70 thousand.

      The $302 thousand decrease in nonperforming assets during the three months ended September 30, 2005 was primarily attributable to the payoff in full of one non-performing mortgage secured by land totaling approximately $456 thousand, the reclassification of an $11 thousand home equity loan from non-performing to performing and principal paydowns totaling approximately $13 thousand on two loans related to a bankruptcy discussed below, which were partially offset by the addition to non-accrual status of one loan totaling approximately $178 thousand secured by commercial real estate. These loans are in various stages of collection activity.

      At September 30, 2005, the Company had one non-performing loan secured by undeveloped land totaling $387 thousand and one unsecured loan totaling $59 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, payments received are being applied on a cost recovery basis.

      During the three months ended September 30, 2005, approximately $8 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the quarter ended September 30, 2005. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

      During the quarter ended September 30, 2005, the Federal Open Market Committee increased its targeted federal funds rate by 50 basis points from 3.25% to 3.75%. Economic conditions were adversely impacted by energy supply disruptions caused by Hurricane Katrina. The benchmark two and ten year treasury yields were 4.18% and 4.34%, respectively, at September 30, 2005 as compared to 3.66% and 3.94%, respectively, at June 30, 2005. These changes in short, intermediate and long-term market interest rates, the flattening of the Treasury yield curve and continued high levels of interest rate volatility have precipitated continued prepayments in the Company's loan, investment and mortgage-backed securities portfolios.

      Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the three months ended September 30, 2005, totaled $7.7 million, $41.0 million and $39.9 million, respectively. In response to higher levels of liquidity the Company continued to rebalance its loan, investment and mortgage-backed securities portfolios. Due to the current low level of intermediate and long-term market interest rates the Company continued to reduce its portfolio of long-term fixed rate mortgages while continuing to offer consumer home equity loans and builder speculative construction loans. The Company reinvested proceeds from U.S. Government Agency and tax-exempt municipal
securities   into
floating rate mortgage-backed securities. Within the mortgage-backed securities portfolio, the Company continued to aggressively purchase floating rate securities in order to provide current income and in response to continued rises in short-term market interest rates. Each of the aforementioned strategies also helped to better the interest-rate and liquidity risks associated with the Savings Bank's customers' liquidity preference for shorter term deposit products.

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

      During the quarter ended September 30, 2005, principal investment purchases were comprised of: floating rate collateralized mortgage obligations which reprice monthly - $61.2 million with an original weighted average yield of approximately 4.39%; and callable floating rate government agency bonds which will reprice within thirty-three months - $25.0 million with a weighted average yield of approximately 5.07%. Major investment proceeds received during the quarter ended September 30, 2005 were: callable government agency bonds - $30.0 million with a weighted average yield of approximately 3.28%; and tax-free municipal bonds - $10.0 million with a weighted average yield of approximately 5.91%.

As of September 30, 2005, the implementation of these asset and liability management initiatives resulted in the following:

      1) $180.0 million or 98.7% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were comprised of floating rate instruments that reprice on a monthly basis;

      2) $112.9 million or 67.3% of the Company's investment portfolio was comprised of floating rate bonds which will reprice as follows: 3 months or less - $15.0 million; 3 - 6 months - $15.0 million; 6 - 12 months - $10.0 million; and over 1 year - $72.9 million;

      3) $30.1 million or 17.9% of the Company's investment portfolio was comprised of U.S. Government Agency Step-up bonds which will reprice as follows: 1 year or less - $15.0 million from 4.00% to 7.00%; 1 - 2 years - $8.5 million from 4.00% to 7.00% and $2.0 million from 4.40% to 7.00%; and over 2 years - $4.7 million from 4.70% to 6.00%;

      4) $8.3 million or 4.9% of the Company's investment portfolio was comprised of corporate demand notes issued by Ford Motor Credit and General Motors Acceptance Corp;

      5) an aggregate of $32.6 million or 54.2% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months;

      6)    the maturity distribution of the Company's borrowings is as follows:
            1 month or less - $83.4 million or 36.9%; 1 - 6 months - $4.0 million or 1.7%; 6 - 12 months - $157 thousand or 0.1%; 1 - 3 years
            - $3.0 million or 1.3%; 3 - 5 years - $56.1 million or 24.8%; and over 5 years - $79.5 million or 35.2%.

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


                                               September 30,               June 30,
                                               -------------    ------------------------------
                                                    2005             2005             2004
                                               -------------    -------------    -------------
                                                             (Dollars in Thousands)
Interest-earning assets maturing or
   repricing within one year                   $     300,648    $     318,015    $     288,451
Interest-bearing liabilities maturing or
   repricing within one year                         181,283          181,085          171,655
                                               -------------    -------------    -------------

Interest sensitivity gap                       $     119,365    $     136,930    $     116,796
                                               =============    =============    =============
Interest sensitivity gap as a percentage of
   total assets                                         28.2%            32.5%            26.9%
Ratio of assets to liabilities
   maturing or repricing within one year               165.8%           175.6%           168.0%


      During the quarter ended September 30, 2005, the Company managed its one year interest sensitivity gap by: (1) limiting the portfolio origination of long-term fixed rate mortgages; (2) emphasizing loans with shorter-terms or repricing frequencies; and (3) purchasing floating rate CMO's which reprice on a monthly basis.

      The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at September 30, 2005. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

                                          Cumulative Stressed Repricing Gap
                                          ---------------------------------

                          Month 3      Month 6      Month 12     Month 24     Month 36     Month 60     Long Term
                          -------      -------      --------     --------     --------     --------     ---------
                                                          (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
Gap ($'s)                  95,155       89,366      103,874      146,555      158,663      101,525       26,637
% of Total
  Assets                     22.5%        21.1%        24.5%        34.6%        37.4%        24.0%         6.3%
Base Case Up 100 bp
-------------------
Cummulative
Gap($'s)                  102,399       96,841      116,735      159,941      172,371      118,238       26,637
% of Total
  Assets                     24.2%        22.9%        27.5%        37.7%        40.7%        27.9%         6.3%
Base Case No Change
-------------------
Cummulative
Gap($'s)                  103,142       98,281      119,365      164,402      178,978      125,389       26,637
% of Total
  Assets                     24.3%        23.2%        28.2%        38.3%        42.2%        29.6%         6.3%
Base Case Down 100 bp
---------------------
Cummulative
Gap($'s)                  190,325      215,709      201,624      188,941      187,437      129,156       26,637
% of Total
  Assets                     44.9%        50.9%        47.6%        44.6%        44.2%        30.5%         6.3%
Base Case Down 200 bp
---------------------
Cummulative
Gap($'s)                  193,488      221,038      207,880      194,779      190,238      129,330       26,637
% of Total
  Assets                     45.7%        52.2%        49.1%        46.0%        44.9%        30.5%         6.3%


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

      The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2005.

           Analysis of Sensitivity to Changes in Market Interest Rates
           -----------------------------------------------------------


                                                  Modeled Change in Market Interest Rates
                                   ------------------------------------------------------------------
Estimated impact on:                     -200         -100             0          +100          +200
-------------------
   Change in net interest income       -83.2%       -48.6%          0.00%         15.3%         32.2%

   Return on average equity            -4.50%         1.09%         8.41%        10.60%        12.96%

   Return on average assets            -0.28%         0.07%         0.56%         0.72%         0.89%

   Market value of equity (in
      thousands)                   $   20,775   $   28,567    $   34,207    $   34,868    $   28,929


      The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2005.

                                     Anticipated Transactions
                  ---------------------------------------------------------
                                                     (Dollars in Thousands)
                  Undisbursed construction and
                      land development loans
                        Fixed rate                                 $ 6,950
                                                                      6.61%

                        Adjustable rate                            $ 4,430
                                                                      7.33%

                  Undisbursed lines of credit
                        Adjustable rate                            $ 6,467
                                                                      7.04%

                  Loan origination commitments
                        Fixed rate                                 $    51
                                                                      5.83%

                        Adjustable rate                            $    25
                                                                      5.25%

                  Letters of credit
                        Adjustable rate                            $   956
                                                                      7.76%

                                                                   $18,879
                                                                   =======

      In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2005, the Savings Bank had eight performance standby letters of credit outstanding totaling approximately $956 thousand. Four letters of credit are secured by deposits with the Savings Bank, two letters of credit are secured by undisbursed construction loan funds, and two letters of credit are secured by developed property. Seven of the letters of credit will mature within twelve months, while one letter of credit is open-ended. In the event that the obligor is unable to perform its obligations as specified in the standby letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the standby letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund this contingent obligation.

ITEM 4.

CONTROLS AND PROCEDURES

            Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

            No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of
1934) occurred during the first fiscal quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

      (a)   Not applicable.

      (b)   Not applicable.

      (c) The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended September 30, 2005.

      ---------------------------------------------------------------------------------------------------------
                                         ISSUER PURCHASES OF EQUITY SECURITIES
      ---------------------------------------------------------------------------------------------------------
                                                                     Total Number of         Maximum Number of
                                  Total                              Shares Purchased       Shares that May Yet
                                Number of                          as Part of Publicly        Be Repurchased
                                  Shares      Average Price         Announced Plans or      Under the Plans or
             Period             Purchased   Paid per Share ($)         Programs (1)           Programs (2)(3)
      ---------------------------------------------------------------------------------------------------------
      07/01/05 - 07/31/05              0           0.00                        0                   24,493
      ---------------------------------------------------------------------------------------------------------
      08/01/05 - 08/31/05         15,000          16.44                   15,000                    9,943
      ---------------------------------------------------------------------------------------------------------
      09/01/05 - 09/30/05         22,542          16.26                   22,542                  112,401
      ---------------------------------------------------------------------------------------------------------
           Total                  37,542          16.33                   37,542                  112,401
      ---------------------------------------------------------------------------------------------------------

----------

      (1) All shares indicated were purchased under the Company's Seventh and Eighth Stock Repurchase Programs.

      (2)   Seventh Stock Repurchase Program

                  (a)   Announced February 24, 2004.

                  (b)   125,000 common shares approved for repurchase.

                  (c)   No fixed date of expiration.

                  (d)   This Program was completed on September 28, 2005.

                  (e)   Not applicable.

      (3)   Eighth Stock Repurchase Program

                  (a)   Announced September 27, 2005.

                  (b)   125,000 common shares approved for repurchase.

                  (c)   No fixed date of expiration.

                  (d) This program has not expired and has 112,401 shares remaining to be purchased at September 30, 2005.

                  (e)   Not applicable.

ITEM 3. Defaults Upon Senior Securities
        -------------------------------

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      (a) The Company's 2005 Annual Meeting of Stockholders was held on October 25, 2005.

      (b)   Not applicable.

      (c) Two matters were voted upon at the annual meeting held on October 25, 2005: Item 1: Proposal to elect one director for a four-year term or until her successor is elected and qualified; Item 2:
            Proposal to ratify the appointment by the Board of Directors of S.R. Snodgrass, A.C. as the Company's Independent Registered Public Accounting Firm for the fiscal year ending June 30, 2006.

            Each of the two proposals received stockholder approval. There were 2,389,110 shares outstanding on the record date eligible to vote at the meeting and 2,015,139 shares were present in person or by proxy at the meeting. The voting record with respect to each item voted upon is enumerated below:

             Item              Nominee
            Number         (if Applicable)              For     Against  Abstain
            ------         ---------------              ---     -------  -------

              1        Margaret VonDerau             1,976,161   38,978

              2        Ratification of Auditors      1,999,437    5,977   9,725

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

                                           WVS FINANCIAL CORP.


      November 10, 2005                 BY: /s/ David J. Bursic
                                            ------------------------------------
      Date                                  David J. Bursic
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)


      November 10, 2005                 BY: /s/ Keith A. Simpson
                                            ------------------------------------
      Date                                  Keith A. Simpson
                                            Vice-President, Treasurer and Chief
                                            Accounting Officer
                                            (Principal Accounting Officer)