Form 10-Q
period 2005-12-31
WVS FINANCIAL CORP
filed 2006-02-14
CIK 910679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 0-22444

WVS Financial Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1710500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9001 Perry Highway Pittsburgh, Pennsylvania	15237
(Address of principal executive offices)	(Zip Code)

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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
YES ☐ NO ☒

Shares outstanding as of February 12, 2006: 2,345,971 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

INDEX

PART I.	Financial Information	Page

Item 1.	Financial Statements

	Consolidated Balance Sheet as of
	December 31, 2005 and June 30, 2005
	(Unaudited)	3

	Consolidated Statement of Income
	for the Three and Six Months Ended
	December 31, 2005 and 2004 (Unaudited)	4

	Consolidated Statement of Cash Flows
	for the Six Months Ended December 31,
	2005 and 2004 (Unaudited)	5

	Consolidated Statement of Changes in
	Stockholders' Equity for the Six Months
	Ended December 31, 2005 (Unaudited)	7

	Notes to Unaudited Consolidated
	Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations for the Three and Six Months
	Ended December 31, 2005	10

Item 3.	Quantitative and Qualitative Disclosures
	about Market Risk	16

Item 4.	Controls and Procedures	21

PART II.	Other Information	Page

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and
	Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
	Signatures	24

WVS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(In thousands)

	December 31, 2005	June 30, 2005
Assets
Cash and due from banks	$1,097	$900
Interest-earning demand deposits	2,703	2,666
Total cash and cash equivalents	3,800	3,566
Investment securities available-for-sale (amortized cost of $ 504 and $9,155)	492	9,155
Investment securities held-to-maturity (market value of $192,417 and $174,323)	192,438	173,911
Mortgage-backed securities available-for-sale (amortized cost of $2,251 and $2,893)	2,381	3,120
Mortgage-backed securities held-to-maturity (market value of $177,786 and $159,566)	177,301	159,031
Net loans receivable (allowance for loan losses of $1,008 and $1,121)	55,815	60,151
Accrued interest receivable	2,213	2,057
Federal Home Loan Bank stock, at cost	7,793	7,769
Premises and equipment	873	939
Other assets	1,123	1,345
TOTAL ASSETS	$444,229	$421,044

Liabilities and Stockholders’ Equity
Liabilities:
Savings Deposits:
Non-interest-bearing accounts	$11,430	$11,926
NOW accounts	21,506	25,396
Savings accounts	39,433	44,323
Money market accounts	14,383	13,625
Certificates of deposit	63,353	68,319
Advance payments by borrowers for taxes and insurance	768	1,117
Total savings deposits	150,873	164,706
Federal Home Loan Bank advances	167,536	155,036
Other borrowings	94,104	69,680
Accrued interest payable	1,487	1,260
Other liabilities	1,327	1,161
TOTAL LIABILITIES	$415,327	$391,843

Stockholders’ equity:
Preferred stock: 5,000,000 shares, no par value per share, authorized; none outstanding	$-	$-
Common stock: 10,000,000 shares, $.01 par value per share, authorized; 3,762,618 and 3,762,618 shares issued	38	38
Additional paid-in capital	20,726	20,726
Treasury stock: 1,410,550 and 1,368,508 shares at cost, Respectively	(21,280)	(20,594)
Retained earnings, substantially restricted	29,343	28,885
Accumulated other comprehensive income	77	149
Unreleased shares - Recognition and Retention Plans	(2)	(3)
TOTAL STOCKHOLDERS’ EQUITY	$28,902	$29,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$444,229	$421,044

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME:
Loans	$999	$1,057	$2,051	$2,152
Investment securities	1,966	2,227	3,822	4,951
Mortgage-backed securities	2,269	1,070	4,152	1,653
Interest-earning deposits with other institutions	5	2	7	5
Federal Home Loan Bank stock	54	49	101	74
Total interest and dividend income	5,293	4,405	10,133	8,835

INTEREST EXPENSE:
Deposits	756	527	1,467	1,041
Federal Home Loan Bank advances	2,027	2,055	4,034	4,099
Other borrowings	1,001	395	1,668	588
Total interest expense	3,784	2,977	7,169	5,728

NET INTEREST INCOME	1,509	1,428	2,964	3,107
PROVISION (RECOVERY) FOR LOAN LOSSES	(45)	(7)	(111)	72
NET INTEREST INCOME AFTER PROVISION
(RECOVERY) FOR LOAN LOSSES	1,554	1,435	3,075	3,035

NON-INTEREST INCOME:
Service charges on deposits	92	90	186	185
Investment securities gains	-	99	30	335
Other	75	77	157	154
Total non-interest income	167	266	373	674

NON-INTEREST EXPENSE:
Salaries and employee benefits	488	496	957	999
Occupancy and equipment	100	114	201	219
Data processing	68	66	134	130
Correspondent bank service charges	32	33	68	68
Other	180	194	396	365
Total non-interest expense	868	903	1,756	1,781

INCOME BEFORE INCOME TAXES	853	798	1,692	1,928
INCOME TAXES	243	209	474	505
NET INCOME	$610	$589	$1,218	$1,423

EARNINGS PER SHARE:
Basic	$0.26	$0.24	$0.51	$0.58
Diluted	$0.26	$0.24	$0.51	$0.58

AVERAGE SHARES OUTSTANDING:
Basic	2,356,470	2,445,349	2,372,062	2,449,269
Diluted	2,359,671	2,451,242	2,375,483	2,455,084

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended December 31,
	2005	2004
OPERATING ACTIVITIES

Net income	$1,218	$1,423
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (recovery of) loan losses	(111)	72
Depreciation and amortization, net	87	90
Investment securities gains	(30)	(329)
Amortization of discounts, premiums and deferred loan fees	(120)	(266)
Sale of trading securities	-	1,000
Increase in accrued and deferred taxes	206	136
(Increase) decrease in accrued interest receivable	(156)	562
Increase in accrued interest payable	227	103
Other, net	170	208
Net cash provided by operating activities	1,491	2,999

INVESTING ACTIVITIES

Available-for-sale:
Purchases of investments and mortgage-backed securities	(700)	(16,394)
Proceeds from repayments of investments and mortgage-backed securities	9,374	14,346
Proceeds from sale of investment securities	1,016	1,409
Held-to-maturity:
Purchases of investments	(75,448)	(161,469)
Purchases of mortgage-backed securities	(84,543)	(78,805)
Proceeds from repayments of investments	56,981	210,295
Proceeds from repayments of mortgage-backed securities	65,973	35,321
Decrease in net loans receivable	4,430	6,320
Purchase of Federal Home Loan Bank stock	(4,057)	(4,057)
Redemption of Federal Home Loan Bank stock	4,033	2,332
Acquisition of premises and equipment	(21)	(38)
Other, net	60	-
Net cash (used for) provided by investing activities	(22,902)	9,260

WVS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended December 31,
	2005	2004
FINANCING ACTIVITIES

Net decrease in transaction and passbook accounts	(8,518)	(2,076)
Net decrease in certificates of deposit	(4,966)	(1,144)
Net increase in FHLB short-term advances	12,500	35,400
Net (decrease) increase in other borrowings	24,424	(42,659)
Repayments of FHLB long-term advances	-	-
Net decrease in advance payments by borrowers for taxes and insurance	(349)	(462)
Net proceeds from issuance of common stock	-	-
Funds used for purchase of treasury stock	(686)	(365)
Cash dividends paid	(760)	(785)
Net cash provided by (used for) financing activities	21,645	(12,091)

Increase in cash and cash equivalents	234	168

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	3,566	3,054

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,800	$3,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$6,942	$5,625
Income taxes	$230	$263

Non-cash items:
Mortgage Loan Transferred to Other Assets	$10	$-

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income	Unallocated Shares Held by RRP	Total
Balance at June 30, 2005	$38	$20,726	$(20,594)	$28,885	$149	$(3)	$29,201

Comprehensive income:

Net Income				1,218			1,218
Other comprehensive income:
Change in unrealized holding gains on
securities, net of income tax effect of $47					(72)		(72)

Comprehensive income							1,146

Purchases of treasury stock			(686)				(686)

Accrued compensation expense for Recognition
and Retention Plans (RRP)						1	1

Exercise of stock options	-	-					-

Cash dividends declared
($0.32 per share)				(760)			(760)

Balance at December 31, 2005	$38	$20,726	$(21,280)	$29,343	$77	$(2)	$28,902

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The provisions of FAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

3.      EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2005	2004	2005	2004
Weighted average common shares outstanding	3,762,618	3,762,968	3,762,618	3,762,968

Average treasury stock shares	(1,406,148)	(1,317,619)	(1,390,556)	(1,313,699)
Weighted average common shares and common stock equivalents used to
calculate basic earnings per share	2,356,470	2,445,349	2,372,062	2,449,269

Additional common stock equivalents (stock options) used to calculate
diluted earnings per share	3,201	5,893	3,421	5,815

Weighted average common shares and common stock equivalents used to
calculate diluted earnings per share	2,359,671	2,451,242	2,375,483	2,455,084

All options at December 31, 2005 and December 31, 2004 were included in the computation of diluted earnings per share.

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

5.        COMPREHENSIVE INCOME

Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2005		2004		2005		2004
			(Dollars in Thousands)

Net income		$610		$589		$1,218		$1,423
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale
securities	$(31)		$14		$(89)		$24
Less: Reclassification adjustment for gain included
in net income	-		(99)		(30)		(335)
Other comprehensive loss before tax		(31)		(85)		(119)		(311)
Income tax benefit related to other comprehensive
income (loss)		(17)		(29)		(47)		(106)
Other comprehensive loss, net of tax		(14)		(56)		(72)		(205)
Comprehensive income		$596		$533		$1,146		$1,218

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005

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

West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2005.

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

FINANCIAL CONDITION

The Company's assets totaled $444.2 million at December 31, 2005, as compared to $421.0 million at June 30, 2005. The $23.2 million or 5.5% increase in total assets was primarily comprised of a $17.5 million or 10.8% increase in mortgage-backed securities, a $9.9 million or 5.2% increase in investments and FHLB stock, and a $234 thousand or 6.6% increase in cash and cash equivalents, which were partially offset by a $4.3 million or 7.2% decrease in net loans receivable and a $222 thousand or 16.5% decrease in deferred taxes and other assets. The increases in mortgage-backed and investment securities were attributable to purchases of floating rate collateralized mortgage obligations and callable fixed rate U.S. Government Agency bonds. The decrease in net loans receivable were attributable to seasonal repayments of builder speculative construction loans and repayments caused by continued low intermediate and long-term market interest rates. See “Asset and Liability Management”.

The Company's total liabilities increased $23.5 million or 6.0% to $415.3 million as of December 31, 2005, from $391.8 million as of June 30, 2005. The $23.5 million increase in total liabilities was primarily comprised of a $24.4 million or 35.1% increase in other short-term borrowings and a $12.5 million or 8.1% increase in short-term FHLB advances, which were partially offset by a $13.8 million or 8.4% decrease in total savings deposits. Certificates of deposit decreased $5.0 million primarily due to maturities of local government cash management certificates, savings accounts decreased $4.9 million, demand deposits decreased $4.4 million and advanced payments by borrowers for taxes and insurance decreased $349 thousand, while money market accounts increased $758 thousand.

Total stockholders' equity decreased $299 thousand or 1.0% to $28.9 million as of December 31, 2005, from approximately $29.2 million as of June 30, 2005. Cash dividends and capital expenditures for the Company’s stock repurchase program of $760 thousand and $686 thousand, respectively, and a $72 thousand decrease in accumulated other comprehensive income were partially offset by Company net income of $1.2 million.

RESULTS OF OPERATIONS

General. WVS reported net income of $610 thousand or $0.26 diluted earnings per share and $1.2 million or $0.51 diluted earnings per share for the three and six months ended December 31, 2005, respectively. Net income increased by $21 thousand or 3.6% and diluted earnings per share increased $0.02 or 8.3% for the three months ended December 31, 2005, when compared to the same period in 2004. The increase in net income was primarily attributable to a $81 thousand increase in net interest income, a $38 thousand increase in recoveries for loan losses and a $35 thousand decrease in non-interest expense, which were partially offset by a $99 thousand decrease in non-interest income and a $34 thousand increase in income tax expense. For the six months ended December 31, 2005, net income decreased by $205 thousand or 14.4% and diluted earnings per share decreased $0.07 or 12.1% when compared to the same period in 2004. The decrease for the six month period was principally the result of a $301 thousand decrease in non-interest income and a $143 thousand decrease in net interest income, which were partially offset by a $183 thousand change in the provision for loan losses, a $31 thousand decrease in income tax expense, and a $25 thousand decrease in non-interest expense.

Net Interest Income. The Company's net interest income increased by $81 thousand or 5.7% for the three months ended December 31, 2005, when compared to the same period in 2004. The increase in net interest income for the three month period was primarily attributable to higher yields earned on Company assets due to increases in short-term market interest rates and higher average balances of mortgage-backed securities which were partially offset by higher rates paid on other short-term borrowings, lower average balances of investment securities, including FHLB stock, higher rates paid on deposit accounts and higher average balances of other short-term borrowings. The Company’s net interest income decreased $143 thousand or 4.6% for the six months ended December 31, 2005. The decrease in net interest income for the six months ended December 31, 2005 was primarily attributable to decreased average balances of investment securities including FHLB Stock, increased rates paid on other short-term borrowings and deposits which were partially offset by higher average balances of mortgage-backed securities and higher yields earned on mortgage-backed and investment securities, including FHLB stock.

Interest Income. Total interest and dividend income increased $888 thousand or 20.2% and $1.3 million or 14.7% for the three and six months ended December 31, 2005, respectively, when compared to the same periods in 2004.

Interest on mortgage-backed securities increased $1.2 million or 112.1% for the three months ended December 31, 2005, when compared to the same period in 2004. The increase for the three months ended December 31, 2005 was primarily attributable to a $61.1 million increase in the average balance of mortgage-backed securities outstanding for the period and a 144 basis point increase in the average yield earned on mortgage-backed securities when compared to the same period in 2004. Interest on mortgage-backed securities increased $2.5 million or 151.2% for the six months ended December 31, 2005, when compared to the same period in 2004. The increases for the six months ended December 31, 2005 was primarily attributable to a $77.9 million increase in the average balance of mortgage-backed securities outstanding for the period, and a 133 basis point increase in the average yield earned on mortgage-backed securities when compared to the same period in 2004. The increases in the weighted average yield earned on mortgage-backed securities were consistent with market conditions for the three and six months ended December 31, 2005. The increase in the average balances of mortgage-backed securities during the three and six months ended December 31, 2005 was primarily attributable to purchases of floating rate mortgage-backed securities.

Interest and dividend income on interest-bearing deposits with other institutions, investment securities and FHLB stock (“other investment securities”) decreased by $253 thousand or 11.1% for the three months ended December 31, 2005 when compared to the same period in 2004. The decrease was principally attributable to a $15.6 million decrease in the average balance outstanding of tax-exempt investment securities and a 96 basis point decrease in the weighted average yield earned on other investment securities for the three months ended December 31, 2005 when compared to the same period in 2004. Interest and dividend income on other investment securities decreased $1.1 million or 21.9% for the six months ended December 31, 2005, when compared to the same period in 2004. The decrease for the six months ended December 31, 2005 was primarily attributable to a $57.8 million decrease in the average balance of other investment securities outstanding which was partially offset by a 24 basis point increase in the weighted average yield earned on other investment securities outstanding, when compared to the same period in 2004. The decrease in the average balances of other investment securities was primarily to fund the Company’s purchases of floating rate mortgage-backed securities and issuer redemptions.

Interest on net loans receivable decreased $58 thousand or 5.5% for the three months ended December 31, 2005, when compared to the same period in 2004. The decrease for the three months ended December 31, 2005 was attributable to a decrease of $5.8 million in the average balance of net loans receivable outstanding which was partially offset by an increase of 26 basis points in the weighted average yield earned on net loans receivable, when compared to the same period in 2004. Interest on net loans receivable decreased $101 thousand or 4.7% for the six months ended December 31, 2005, when compared to the same period in 2004. The decrease for the six months ended December 31, 2005 was attributable to a $5.6 million decrease in the average balance of net loans receivable outstanding which was partially offset by an increase of 28 basis points in the weighted average yield earned on net loans receivable when compared to the same period in 2004. The decrease in the average loan balance outstanding for the three and six months ended December 31, 2005 was primarily attributable to increased levels of mortgage prepayments and refinancings due to low market rates on mortgages. As part of its asset/liability management strategy, the Company has limited its portfolio origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

Interest Expense. Total interest expense increased $807 thousand or 27.1% and $1.4 million or 25.2% for the three and six months ended December 31, 2005, respectively, when compared to the same periods in 2004.

Interest on FHLB advances and other borrowings increased $578 thousand or 23.6% for the three months ended December 31, 2005 when compared to the same period in 2004. The increase for the three months ended December 31, 2005 was attributable to a 73 basis point increase in the weighted average rate paid on FHLB advances and other borrowings for the period and a $13.0 million increase in the average balance of such borrowings when compared to the same period in 2004. Interest on FHLB advances and other borrowings increased $1.0 million or 21.7% for the six months ended December 31, 2005, when compared to the same period in 2004. The increase for the six months ended December 31, 2005 was attributable to a 61 basis point increase in the weighted average rate paid on FHLB advances and other borrowings for the period and a $14.2 million increase in the average balance of such borrowings when compared to the same period in 2004. The weighted average rates paid on FHLB advances and other borrowings increased due to increases in short-term market interest rates.

Interest expense on deposits and escrows increased $229 thousand or 43.5% for the three months ended December 31, 2005 when compared to the same period in 2004. The increase in interest expense on deposits and escrows for the three months ended December 31, 2005 was attributable to a 67 basis point increase in the average rate paid on interest-bearing deposits when compared to the same period in 2004. Interest expense on deposits and escrows increased $426 thousand or 40.9% for the six months ended December 31, 2005 when compared to the same period in 2004. The increase in interest expense on deposits and escrows for the six months ended December 31, 2005 was primarily attributable to a 60 basis point increase in the weighted average rate paid on interest-bearing deposits and a higher proportion of average time deposits to total deposits when compared to the same period in 2004. The weighted average yield paid on interest-bearing deposits reflects increases in market interest rates.

Provision (Recovery) for Loan Losses. A provision for loan losses is charged, and a recovery for loan losses is credited, to earnings to maintain the total allowance at a level considered adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio considering past experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

The Company recorded a credit provision for loan losses of $45 thousand for the three months ended December 31, 2005 compared to a $7 thousand credit provision for the same period in 2004. The $45 thousand credit provision during the quarter ended December 31, 2005 was primarily attributable to paydowns of non-accrual loans. For the six months ended December 31, 2005, the Company recorded a $111 thousand credit provision for loan losses compared to recording a provision of $72 thousand for the same period in 2004. The $111 thousand credit provision for loan losses for the six months ending December 31, 2005 is primarily the result of the Company reallocating $35 thousand of its allowance for loan loss attributable to off balance sheet liabilities (builder letters of credit and undisbursed lines of credit) to a separate reserve account for financial reporting purposes during the first quarter of fiscal 2006 and a $53 thousand reduction due to continued paydowns of non-accrual loans. At December 31, 2005, the Company’s total allowance for loan losses amounted to $1.0 million or 1.5% of the Company’s total loan portfolio, as compared to $1.1 million or 1.5% at June 30, 2005.

Non-Interest Income. Non-interest income decreased $99 thousand or 37.2% and $301 thousand or 44.7% for the three and six months ended December 31, 2005, respectively, when compared to the same periods in 2004. The decreases were primarily attributable to pre-tax securities gains of $99 thousand and $329 thousand for the three and six months ended December 31, 2005, respectively, compared to pre-tax security gains of $0 and $30 thousand for the same periods in 2005.

Non-Interest Expense. Non-interest expense decreased $35 thousand or 3.9% and $25 thousand or 1.4% for the three and six months ended December 31, 2005, respectively, when compared to the same periods in 2004. The decrease for the three months ended December 31, 2005 was primarily attributable to a $14 thousand decrease in fixed asset depreciation and maintenance costs, an $8 thousand decrease in employee related costs, a $7 thousand decrease in ATM network expense and a $6 thousand decrease in legal expenses and costs. The decrease for the six months ended December 31, 2005 was primarily attributable to a $42 thousand decrease in employee related costs and an $18 thousand decrease in fixed asset depreciation and maintenance costs which were partially offset by a $34 thousand reallocation of a portion of the Company’s allowance for loan loss attributable to off-balance sheet liabilities as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.5 million during the six months ended December 31, 2005. Net cash provided by operating activities was primarily comprised of $1.2 million of net income, a $227 thousand increase in accrued interest payable and a $206 thousand increase in accrued and deferred taxes.

Funds used for investing activities totaled $22.9 million during the six months ended December 31, 2005. Primary uses of funds during the six months ended December 31, 2005 were $164.7 million of purchases of investment and mortgage-backed securities including Federal Home Loan Bank stock, which were partially offset by $136.4 million from repayments of investments and mortgage-backed securities including Federal Home Loan Bank stock, a $4.4 million decrease in net loans receivable and $1.0 million from the sale of mortgage-backed securities from the Company’s portfolio.

Funds provided by financing activities totaled $21.6 million for the six months ended December 31, 2005. The primary sources included a $24.4 million increase in other short-term borrowings, and a $12.5 million increase in FHLB short-term advances which were partially offset by a $13.8 million decrease in deposits and escrows, $760 thousand in cash dividends paid on the Company’s common stock and $686 thousand in purchased treasury stock. Management believes that the Company currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

During the quarter ended December 31, 2005, the Company incurred $675.8 million in other short-term borrowings with a weighted average rate of 4.13% and incurred approximately $24.8 million in various short-term borrowings from the FHLB with a weighted average rate of 4.33%. During the three months ended December 31, 2005, the Company repaid $650.9 million of other short-term borrowings with weighted average rates of 4.06% and $14.2 million of various short-term borrowings from the FHLB with weighted average rates of 3.88%.

The Company’s primary sources of funds are deposits, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At December 31, 2005, the total approved loan commitments outstanding amounted to $998 thousand. At the same date, commitments under unused lines of credit amounted to $6.4 million and the unadvanced portion of construction loans approximated $9.8 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2005 totaled $41.4 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

On January 31, 2006, the Company's Board of Directors declared a cash dividend of $0.16 per share payable February 16, 2006, to shareholders of record at the close of business on February 6, 2006. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of December 31, 2005, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $28.8 million or 21.8% and $29.9 million or 22.6%, respectively, of total risk-weighted assets, and Tier I leverage capital of $28.8 million or 6.70% of average quarterly assets.

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

The Company's nonperforming assets at December 31, 2005 totaled approximately $503 thousand or 0.11% of total assets as compared to $1.1 million or 0.25% of total assets at June 30, 2005. Nonperforming assets at December 31, 2005 consisted of: one land loan totaling $367 thousand, one single-family real estate loan totaling $58 thousand, one unsecured bankruptcy claim totaling $53 thousand, one line of credit totaling $17 thousand and one single-family property subject to redemption totaling $10 thousand.

The $554 thousand decrease in nonperforming assets during the six months ended December 31, 2005 was primarily attributable to the payoff in full of one non-performing speculative construction loan totaling approximately $456 thousand, the sale of a single-family home with a carrying value of approximately $70 thousand, principal paydowns totaling approximately $26 thousand on two claims related to a bankruptcy discussed below, the reclassification of an $11 thousand home equity line of credit loan from non-performing to performing status and a $7 thousand partial charge off and transfer to other assets of a home equity loan which were partially offset by the addition to non-accrual status of one line of credit secured by real property totaling approximately $17 thousand.

At December 31, 2005, the Company had one non-performing loan secured by undeveloped land totaling $367 thousand and one unsecured bankruptcy claim totaling $53 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, payments received are being applied on a cost recovery basis.

During the six months ended December 31, 2005, approximately $15 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the six months ended December 31, 2005. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

During the six months ended December 31, 2005, the Federal Open Market Committee increased its targeted federal funds rate by one-hundred basis points from 3.25% at June 30, 2005 to 4.25% at December 31, 2005. The benchmark two and ten year treasury yields were 4.38% and 4.37% respectively at December 31, 2005, as compared to 3.66% and 3.94% respectively at June 30, 2005. These changes in short, intermediate and long-term market interest rates and the flattening of the Treasury yield curve have precipitated continued prepayments in the Company’s loan, investment and mortgage-backed securities portfolios and a marked compression of industry-wide net interest margins.

Principal repayments on the Company’s loan, investment and mortgage-backed securities portfolios for the six months ended December 31, 2005, totaled $14.9 million, $66.3 million and $66.0 million, respectively. In response to higher levels of liquidity the Company rebalanced its loan, investment and mortgage-backed securities portfolios.

Due to the term structure of market interest rates, the Company continued to reduce its portfolio originations of long-term fixed rate mortgages while continuing to offer such loans on a correspondent basis. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings

Bank's market area. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans, primarily on residential properties, to partially increase interest income while limiting interest rate risk. The Company has also emphasized higher yielding home equity and small business loans to existing customers and seasoned prospective customers.

The Company began to purchase fixed rate callable U. S. Government Agency bonds in order to earn a spread against the Company’s long-term FHLB advances while limiting interest rate risk within the portfolio. Within the mortgage-backed securities portfolio, the Company continued to purchase floating rate securities in order to provide current income and in response to rising short-term market interest rates. Each of the aforementioned strategies also helped to better match the interest-rate and liquidity risks associated with the Savings Bank’s customers’ liquidity preference for shorter term deposit products.

During the quarter ended December 31, 2005, principal investment purchases were comprised of: callable fixed rate government agency bonds which are callable within six to thirty-six months - $50.5 million with a weighted average yield to call of approximately 6.09%; and floating rate collateralized mortgage obligations which reprice monthly - $23.4 million with an original weighted average yield of approximately 4.78%. Major investment proceeds received during the quarter ended December 31, 2005 were: mortgage-backed securities - $26.2 million; callable government agency bonds - $15.0 million with a weighted average yield of approximately 3.33%; corporate demand notes - $8.3 million with a weighted average quarterly yield of 4.67%; and tax-free municipal bonds - $2.0 million with a weighted average yield of approximately 5.96%.

During the six months ended December 31, 2005 principal investment purchases were comprised of: floating rate collateralized mortgage obligations which reprice monthly - $84.5 million with an original weighted average yield of 4.50%; callable fixed rate government agency bonds which are callable within six to thirty-six months - $50.5 million with a weighted average yield to call of approximately 6.09%; and callable floating rate government agency bonds which will reprice within twenty-four to thirty-three months - $25.0 million with a weighted average yield of approximately 5.07%. Major investment proceeds received during the six months ended December 31, 2005 were: mortgage-backed securities - $66.0 million; callable floating rate government agency bonds - $45.0 million with a weighted average yield of approximately 3.30%; tax-free municipal bonds - $12.0 million with a weighted average yield of approximately 5.91%; and corporate demand notes - $7.3 million with a weighted average semiannual yield of 4.34%.

As of December 31, 2005, the implementation of these asset and liability management initiatives resulted in the following:

1)
$177.3 million or 98.7% of the Company’s portfolio of mortgage-backed securities (including collateralized mortgage obligations - “CMOs”) were comprised of floating rate instruments that reprice on a monthly basis;

2)
$97.9 million or 50.8% of the Company’s investment portfolio was comprised of fixed to floating rate U.S. Government Agency bonds which will reprice as follows: 3 months or less - $15.0 million; 3 - 6 months - $10.0 million; 6 - 12 months - $32.9 million; and over 1 year - $40.0 million;

3)
$50.5 million or 26.2% of the Company’s investment portfolio was comprised of fixed-rate callable U.S. Government Agency bonds which are callable as follows: 6 months or less - $10.4 million; 6 - 12 months - $18.3 million; 1 - 2 years - $15.0 million; and over 2 years - $6.8 million;

4)
$30.1 million or 15.6% of the Company’s investment portfolio was comprised of U.S. Government Agency Step-up bonds which will reprice as follows: 1 year or less - $14.9 million from 4.00% to 7.00%; 1 - 2 years - $8.5 million from 4.00% to 7.00%, $2.0 million from 4.40% to 7.00%, and $4.7 million from 4.70% to 6.00%;

5)	an aggregate of $30.7 million or 54.0% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months;
6)
the maturity distribution of the Company’s borrowings is as follows: 1 month or less - $118.9 million or 45.4%; 1 - 6 months - $4.1 million or 1.6%; 1 - 3 years - $3.0 million or 1.2%; 3 - 5 years - $91.1 million or 34.8%; and over 5 years - $44.5 million or 17.0%.

The effect of interest rate changes on a financial institution's assets and liabilities may be analyzed by examining the “interest rate sensitivity” of the assets and liabilities and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within a given time period. A gap is considered positive (negative) when the amount of rate sensitive assets (liabilities) exceeds the amount of rate sensitive liabilities (assets). During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income.

The following table sets forth certain information at the dates indicated relating to the Company's interest-earning assets and interest-bearing liabilities which are estimated to mature or are scheduled to reprice within one year.

	December 31,	June 30,
	2005	2005	2004
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$342,788	$318,015	$288,451
Interest-bearing liabilities maturing or repricing within one year	212,063	181,085	171,655

Interest sensitivity gap	$130,725	$136,930	$116,796
Interest sensitivity gap as a percentage of total assets	29.4%	32.5%	26.9%
Ratio of assets to liabilities maturing or repricing within one year	161.6%	175.6%	168.0%

The following table illustrates the Company’s estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at December 31, 2005. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)

Base Case Up 200 bp
Cummulative Gap ($’s)	47,996	61,332	79,844	84,928	99,498	5,384	26,650
% of Total
Assets	10.8%	13.8%	18.0%	19.1%	22.4%	1.2%	6.0%
Base Case Up 100 bp
Cummulative Gap ($’s)	55,289	53,924	92,812	98,450	113,171	18,817	26,650
% of Total
Assets	12.4%	12.1%	20.9%	22.2%	25.5%	4.2%	6.0%
Base Case No Change
Cummulative Gap ($’s)	55,767	87,724	130,725	148,974	161,342	67,679	26,650
% of Total
Assets	12.6%	19.7%	29.4%	33.5%	36.3%	15.2%	6.0%
Base Case Down 100 bp
Cummulative Gap ($’s)	140,251	158,585	160,605	170,772	175,332	79,812	26,650
% of Total
Assets	31.6%	35.7%	36.2%	38.4%	39.5%	18.0%	6.0%
Base Case Down 200 bp
Cummulative Gap ($’s)	142,953	163,220	167,385	177,313	179,947	80,370	26,650
% of Total
Assets	32.2%	36.7%	37.7%	39.9%	40.5%	18.1%	6.0%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2005.

Analysis of Sensitivity to Changes in Market Interest Rates

	Modeled Change in Market Interest Rates
Estimated impact on:	-200	-100	0	+100	+200
Change in net interest income	-60.7%	-38.8%	0.0%	5.0%	1.3%

Return on average equity	0.97%	4.98%	11.83%	12.67%	12.06%

Return on average assets	0.06%	0.32%	0.77%	0.82%	0.78%

Market value of equity (in thousands)	$22,387	$28,604	$32,204	$30,968	$19,516

The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2005.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and
land development loans
Fixed rate	$5,552
6.72%

Adjustable rate	$4,277
7.93%

Undisbursed lines of credit
Adjustable rate	$6,382
7.06%

Loan origination commitments
Fixed rate	$998
7.04%

Letters of credit
Adjustable rate	$815
8.26%

$18,024

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2005, the Savings Bank had ten performance standby letters of credit outstanding totaling approximately $815 thousand. Four letters of credit are secured by deposits with the Savings Bank, four letters of credit are secured by undisbursed construction loan funds, and two letters of credit are secured by developed property. Eight of the letters of credit will mature within twelve months, one will mature within eighteen months, and one letter of credit is open-ended. In the event that the obligor is unable to perform its obligations as specified in the standby letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the standby letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.

CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

ITEM 1A.  Risk Factors

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.
(b)  Not applicable.
(c) The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended December 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs [2]
10/01/05 - 10/31/05	0	0.00	0	112,401
11/01/05 - 11/30/05	0	0.00	0	112,401
12/01/05 - 12/31/05	4,500	16.15	4,500	107,901
Total	4,500	16.15	4,500	107,901

____________________

(1)	All shares indicated were purchased under the Company’s Eighth Stock Repurchase Program
(2)	Eighth Stock Repurchase Program
(a)	Announced September 27, 2005.
(b)	125,000 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This program has not expired and has 107,901 shares remaining to be purchased at December 31, 2005.
(e)	Not applicable.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

The results of the stockholder vote at the 2005 Annual Meeting of Stockholders held on October 25, 2005 were previously reported.

ITEM 5.    Other Information

Not applicable.

ITEM 6.  Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

February 14, 2006	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

February 14, 2006	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)