Form 10-Q
period 2006-03-31
WVS FINANCIAL CORP
filed 2006-05-15
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006

                                       or

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

                                 (412) 364-1911
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
YES  [X]  NO[_]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]    Accelerated filer [_]   Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). YES [_] NO [X]

         Shares outstanding as of May 11, 2006: 2,335,332 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.      Financial Information                                     Page
-------      ---------------------                                     ----

Item 1.      Financial Statements

             Consolidated Balance Sheet as of
             March 31, 2006 and June 30, 2005
             (Unaudited)                                                 3

             Consolidated Statement of Income
             for the Three and Nine Months Ended
             March 31, 2006 and 2005 (Unaudited)                         4

             Consolidated Statement of Cash Flows
             for the Nine Months Ended March 31,
             2006 and 2005 (Unaudited)                                   5

             Consolidated Statement of Changes in
             Stockholders' Equity for the Nine Months
             Ended March 31, 2006 (Unaudited)                            7

             Notes to Unaudited Consolidated
             Financial Statements                                        8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations for the Three and Nine Months
             Ended March 31, 2006                                       11

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk                                          17

Item 4.      Controls and Procedures                                    22

PART II.     Other Information                                         Page
--------     -----------------                                         ----

Item 1.      Legal Proceedings                                          23
Item 1A.     Risk Factors                                               23
Item 2.      Unregistered Sales of Equity Securities and
             Use of Proceeds                                            23
Item 3.      Defaults Upon Senior Securities                            23
Item 4.      Submission of Matters to a Vote of Security Holders        23
Item 5.      Other Information                                          23
Item 6.      Exhibits                                                   24
             Signatures                                                 25

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (In thousands)

                                                                  March 31, 2006    June 30, 2005
                                                                  --------------    -------------
          Assets
          ------
Cash and due from banks                                            $         699    $         900
Interest-earning demand deposits                                             483            2,666
                                                                   -------------    -------------
Total cash and cash equivalents                                            1,182            3,566
Investment securities available-for-sale (amortized cost of
   $ 502 and $9,155)                                                         482            9,155
Investment securities held-to-maturity (market value of
   $ 211,763 and $174,323)                                               212,926          173,911
Mortgage-backed securities available-for-sale (amortized cost of
   $ 2,240 and $2,893)                                                     2,329            3,120
Mortgage-backed securities held-to-maturity (market value of
   $ 164,618 and $159,566)                                               164,930          159,031
Net loans receivable (allowance for loan losses of $ 969 and
   $ 1,121)                                                               55,793           60,151
Accrued interest receivable                                                3,180            2,057
Federal Home Loan Bank stock, at cost                                      7,309            7,769
Premises and equipment                                                       856              939
Other assets                                                               1,246            1,345
                                                                   -------------    -------------
          TOTAL ASSETS                                             $     450,233    $     421,044
                                                                   =============    =============

          Liabilities and Stockholders' Equity
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                   $      10,499    $      11,926
   NOW accounts                                                           19,257           25,396
   Savings accounts                                                       38,905           44,323
   Money market accounts                                                  15,753           13,625
   Certificates of deposit                                                66,689           68,319
   Advance payments by borrowers for taxes and insurance                     820            1,117
                                                                   -------------    -------------
    Total savings deposits                                               151,923          164,706
Federal Home Loan Bank advances                                          152,636          155,036
Other borrowings                                                         113,343           69,680
Accrued interest payable                                                   1,466            1,260
Other liabilities                                                          1,729            1,161
                                                                   -------------    -------------
     TOTAL LIABILITIES                                             $     421,097    $     391,843

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   outstanding                                                     $          --    $          --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,769,938 and 3,762,618 shares issued                                      38               38
Additional paid-in capital                                                20,817           20,726
Treasury stock: 1,425,167 and 1,368,508 shares at cost,
    Respectively                                                         (21,516)         (20,594)
Retained earnings, substantially restricted                               29,755           28,885
Accumulated other comprehensive income                                        44              149
Unreleased shares - Recognition and Retention Plans                           (2)              (3)
                                                                   -------------    -------------
     TOTAL STOCKHOLDERS' EQUITY                                    $      29,136    $      29,201
                                                                   -------------    -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $     450,233    $     421,044
                                                                   =============    =============

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                   Three Months Ended            Nine Months Ended
                                                        March 31,                    March 31,
                                               --------------------------    --------------------------
                                                  2006            2005           2006           2005
                                               -----------    -----------    -----------    -----------
INTEREST AND DIVIDEND INCOME:
     Loans                                     $       965    $     1,029    $     3,016    $     3,181
     Investment securities                           2,520          2,347          6,343          7,299
     Mortgage-backed securities                      2,404          1,085          6,555          2,738
     Interest-earning deposits with other                4              2             11              6
         institutions
     Federal Home Loan Bank stock                       61             46            162            120
                                               -----------    -----------    -----------    -----------
          Total interest and dividend income         5,954          4,509         16,087         13,344
                                               -----------    -----------    -----------    -----------

INTEREST EXPENSE:
     Deposits                                          779            559          2,246          1,601
     Federal Home Loan Bank advances                 1,968          2,010          6,002          6,109
     Other borrowings                                1,344            449          3,012          1,037
                                               -----------    -----------    -----------    -----------
          Total interest expense                     4,091          3,018         11,260          8,747
                                               -----------    -----------    -----------    -----------

NET INTEREST INCOME                                  1,863          1,491          4,827          4,597
PROVISION (RECOVERY) FOR LOAN LOSSES                   (38)            (5)          (149)            66
                                               -----------    -----------    -----------    -----------
NET INTEREST INCOME AFTER PROVISION
   (RECOVERY) FOR LOAN LOSSES                        1,901          1,496          4,976          4,531
                                               -----------    -----------    -----------    -----------

NON-INTEREST INCOME:
     Service charges on deposits                        96             88            283            273
     Investment securities gains                        --             --             30            335
     Other                                              75             71            232            224
                                               -----------    -----------    -----------    -----------
          Total non-interest income                    171            159            545            832
                                               -----------    -----------    -----------    -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                    500            505          1,458          1,504
     Occupancy and equipment                            91            109            292            328
     Data processing                                    73             68            208            198
     Correspondent bank service charges                 38             32            105            100
     Other                                             170            177            566            541
                                               -----------    -----------    -----------    -----------
          Total non-interest expense                   872            891          2,629          2,671
                                               -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                           1,200            764          2,892          2,692
INCOME TAXES                                           412            200            886            705
                                               -----------    -----------    -----------    -----------
NET INCOME                                     $       788    $       564    $     2,006    $     1,987
                                               ===========    ===========    ===========    ===========

EARNINGS PER SHARE:
     Basic                                     $      0.34    $      0.23    $      0.85    $      0.81
     Diluted                                   $      0.34    $      0.23    $      0.85    $      0.81

AVERAGE SHARES OUTSTANDING:
     Basic                                       2,346,959      2,430,679      2,363,817      2,443,163
     Diluted                                     2,348,619      2,435,935      2,366,651      2,448,792

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                            ----------------------
                                                                               2006         2005
                                                                            ---------    ---------
OPERATING ACTIVITIES

Net income                                                                  $   2,006    $   1,987
Adjustments to reconcile net income to cash provided by operating activities:
   (Recovery of) provision for  loan losses                                      (149)          66
   Depreciation and amortization, net                                             119          144
   Investment securities gains                                                    (30)        (335)
   Amortization of discounts, premiums and deferred loan fees                    (161)        (349)
   Sale of trading securities                                                      --        1,000
   Increase in accrued and deferred taxes                                         509          289
   (Increase) decrease in accrued interest receivable                          (1,123)         203
   Increase  in accrued interest payable                                          206           73
   Other, net                                                                     162          253
                                                                            ---------    ---------
         Net cash provided by operating activities                              1,539        3,331
                                                                            ---------    ---------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                       (700)     (17,418)
   Proceeds from repayments of investments and mortgage-backed securities       9,384       18,622
   Proceeds from sale of investment securities                                  1,016        1,409
Held-to-maturity:
   Purchases of investments                                                  (111,348)    (186,955)
   Purchases of mortgage-backed securities                                    (86,461)    (111,040)
   Proceeds from repayments of investments                                     72,416      231,032
   Proceeds from repayments of mortgage-backed securities                      80,289       65,095
Decrease in net loans receivable                                                4,484        7,232
Purchase of Federal Home Loan Bank stock                                       (4,677)      (5,997)
Redemption of Federal Home Loan Bank stock                                      5,137        5,362
Acquisition of premises and equipment                                             (36)         (43)
Other, net                                                                         60           --
                                                                            ---------    ---------
         Net cash (used for) provided by investing activities                 (30,436)       7,299
                                                                            ---------    ---------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                            Nine Months
                                                                          Ended March 31,
                                                                        --------------------
                                                                          2006        2005
                                                                        --------    --------
FINANCING ACTIVITIES

Net (decrease) increase in transaction and passbook accounts             (10,856)        513
Net decrease in certificates of deposit                                   (1,630)       (194)
Net increase  in FHLB short-term advances                                  1,600      20,600
Net  increase (decrease) in other borrowings                              43,663     (21,234)
Repayments of FHLB long-term advances                                     (4,000)     (7,000)
Net decrease in advance payments by borrowers for taxes and insurance       (297)       (374)
Net proceeds from exercise of stock options                                   91          --
Funds used for purchase of treasury stock                                   (922)     (1,033)
Cash dividends paid                                                       (1,136)     (1,175)
                                                                        --------    --------
         Net cash provided by (used for) financing activities             26,513      (9,897)
                                                                        --------    --------

        (Decrease) increase  in cash and cash equivalents                 (2,384)        733

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                       3,566       3,054
                                                                        --------    --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $  1,182    $  3,787
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                      $ 11,054    $  8,674
      Income taxes                                                      $    332    $    335

   Non-cash items:
      Mortgage Loan Transferred to Other Assets                         $     10    $     --

     See accompanying notes to unaudited consolidated financial statements.

                                           WVS FINANCIAL CORP. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       (UNAUDITED)
                                                      (In thousands)
                                                                                       Accumulated
                                                                           Retained       Other
                                             Additional                    Earnings       Compre-     Unallocated
                                  Common       Paid-In       Treasury    Substantially    hensive     Shares Held
                                  Stock        Capital        Stock       Restricted      Income         by RRP         Total
                                  -----        -------        -----       ----------      ------         ------         -----
Balance at June 30, 2005       $        38   $    20,726   $   (20,594)   $    28,885   $       149   $        (3)   $    29,201


Comprehensive income:

   Net Income                                                                   2,006                                      2,006
   Other comprehensive
     income:
      Change in unrealized
          holding gains on
          securities, net of
          income tax effect
          of $54                                                                               (105)                        (105)
                                                                                                                     -----------

Comprehensive income                                                                                                       1,901

Purchases of
   treasury stock                                                 (922)                                                     (922)


Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                                                    1              1

Exercise of stock options                             91                                                                      91

Cash dividends declared
   ($0.48 per share)                                                           (1,136)                                    (1,136)
                               -----------   -----------   -----------    -----------   -----------   -----------    -----------

Balance at March 31, 2006      $        38   $    20,817   $   (21,516)   $    29,755   $        44   $        (2)   $    29,136
                               ===========   ===========   ===========    ===========   ===========   ===========    ===========

                          See accompanying notes to unaudited consolidated financial statements.


                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments
(consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("FAS") No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

         In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

3.       EARNINGS PER SHARE
         ------------------

         The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

                                            Three Months Ended          Nine Months Ended
                                                March 31,                   March 31,
                                        ------------------------    ------------------------

                                           2006          2005          2006          2005
                                        ----------    ----------    ----------    ----------
Weighted average common shares
   outstanding                           3,767,010     3,762,891     3,764,061     3,762,943

Average treasury stock shares           (1,420,051)   (1,332,212)   (1,400,244)   (1,319,780)
                                        ----------    ----------    ----------    ----------
Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                             2,346,959     2,430,679     2,363,817     2,443,163

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings per
   share                                     1,660         5,256         2,834         5,629
                                        ----------    ----------    ----------    ----------

Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                             2,348,619     2,435,935     2,366,651     2,448,792
                                        ==========    ==========    ==========    ==========

         All options at March 31, 2006 and March 31, 2005 were included in the computation of diluted earnings per share.

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

5.       COMPREHENSIVE INCOME
         --------------------

         Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows:


                                          Three Months Ended                      Nine Months Ended
                                               March 31,                               March 31,
                                --------------------------------------   --------------------------------------
                                       2006                 2005               2006                  2005
                                -----------------    -----------------   -----------------    -----------------
                                                              (Dollars in Thousands)

Net income                                $   788              $   564             $ 2,006              $ 1,987
Other comprehensive
income (loss):
     Unrealized gains
     (losses) on
     available for sale
      securities                $   (40)             $    76             $  (129)             $   100

        Less:
         Reclassification
          adjustment for gain
          included in  net
          income                     --                   --                 (30)                (335)
                                -------   -------    -------   -------   -------   -------    -------   -------
Other comprehensive
   (loss)  income before tax                  (40)                  76                (159)                (235)
Income tax
   (benefit)
   expense  related to other
   comprehensive income
   (loss)                                      (7)                  26                 (54)                 (80)
                                          -------              -------             -------              -------
Other comprehensive
  (loss)  income, net of tax                  (33)                  50                (105)                (155)
                                          -------              -------             -------              -------
Comprehensive income                      $   755              $   614             $ 1,901              $ 1,832
                                          =======              =======             =======              =======

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006

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

         West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2006.

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

FINANCIAL CONDITION

         The Company's assets totaled $450.2 million at March 31, 2006, as compared to $421.0 million at June 30, 2005. The $29.2 million or 6.9% increase in total assets was primarily comprised of a $29.9 million or 15.7% increase in investment securities including FHLB stock, a $5.1 million or 3.2% increase in mortgage-backed securities, and a $1.1 million or 54.6% increase in accrued interest receivable, which were partially offset by a $4.4 million or 7.2% decrease in net loans receivable and a $2.4 million or 66.9% decrease in cash and cash equivalents. The increases in investment securities and mortgage-backed securities were attributable to purchases of callable fixed rate U.S. Government Agency bonds and floating rate collateralized mortgage obligations. The increase in accrued interest receivable was primarily attributable to these higher levels of investment and mortgage-backed securities. The decrease in net loans receivable was attributable to the seasonal nadir of builder speculative construction loans and repayments caused by continued low intermediate and long-term market interest rates. See "Asset and Liability Management".

         The Company's total liabilities increased $29.3 million or 7.5% to $421.1 million as of March 31, 2006, from $391.8 million as of June 30, 2005. The $29.3 million increase in total liabilities was primarily comprised of a $43.7 million or 62.7% increase in other short-term borrowings which was partially offset by a $12.8 million or 7.8% decrease in total savings deposits and a $2.4 million or 1.5% decrease in FHLB advances. Total deposits decreased $12.8 million to $151.9 million as a result of the following: demand deposits decreased $7.6 million, savings accounts decreased $5.4 million, certificates of deposit decreased $1.6 million and advanced payments by borrowers for taxes and insurance decreased $297 thousand, while money market accounts increased $2.1 million.

         Total stockholders' equity decreased $65 thousand or 0.2% to $29.1 million as of March 31, 2006, from approximately $29.2 million as of June 30, 2005. Company net income of $2.0 million was offset by cash dividends and capital expenditures for the Company's stock repurchase program of $1.1 million and $922 thousand, respectively, and accumulated other comprehensive income decreased $105 thousand for the nine months ended March 31, 2006.

RESULTS OF OPERATIONS

         General. WVS reported net income of $788 thousand or $0.34 diluted earnings per share and $2.0 million or $0.85 diluted earnings per share for the three and nine months ended March 31, 2006, respectively. Net income increased by $224 thousand or 39.7% and diluted earnings per share increased $0.11 or 47.8% for the three months ended March 31, 2006, when compared to the same period in 2005. The increase in net income was primarily attributable to a $372 thousand increase in net interest income, a $33 thousand increase in credit provision for loan losses, a $19 thousand decrease in non-interest expense and a $12 thousand increase in non-interest income, which were partially offset by a $212 thousand increase in income tax expense. For the nine months ended March 31, 2006, net income increased by $19 thousand or 1.0% and diluted earnings per share increased $0.04 or 4.9% when compared to the same period in 2005. The increase for the nine month period was principally the result of a $230 thousand increase in net interest income, a $215 thousand change in the provision for loan losses and a $42 thousand decrease in non-interest expense, which were partially offset by a $287 thousand decrease in the non-interest income and a $181 thousand increase in income tax expense.

         Net Interest Income. The Company's net interest income increased by $372 thousand or 24.9% for the three months ended March 31, 2006, when compared to the same period in 2005. The increase in net interest income was principally attributable to higher overall yields earned on Company assets and higher overall levels of floating rate assets which more than offset higher rates paid on deposits and borrowings in fiscal 2006 when compared to the same period in fiscal 2005. The Company's net interest income increased $230 thousand or 5.0% for the nine months ended March 31, 2006. The increase in net interest income was principally attributable to higher overall levels of Company assets, a shift in Company assets from lower yielding fixed rate investment securities to floating rate mortgage-backed securities and higher short-term market interest rates which offset increases in rates paid on deposits and borrowings in fiscal 2006 when compared to the same period in fiscal 2005.

         Interest Income. Total interest and dividend income increased $1.4 million or 32.0% and $2.7 million or 20.6% for the three and nine months ended March 31, 2006, respectively, when compared to the same periods in 2005.

         Interest on mortgage-backed securities increased $1.3 million or 121.6% for the three months ended March 31, 2006, when compared to the same period in 2005. The increase for the three months ended March 31, 2006 was primarily attributable to a $65.6 million increase in the average balance of mortgage-backed securities outstanding for the period and a 152 basis point increase in the average yield earned on mortgage-backed securities for the three months ended March 31, 2006 when compared to the same period in 2005. Interest on mortgage-backed securities increased $3.8 million or 139.4% for the nine months ended March 31, 2006, when compared to the same period in 2005. The increases for the nine months ended March 31, 2006 was primarily attributable to a $73.8 million increase in the average balance of mortgage-backed securities outstanding for the period and a 137 basis point increase in the average yield earned on mortgage-backed securities outstanding for the nine months ended March 31, 2006 when compared to the same period in 2005. The increase in the weighted average yield earned on mortgage-backed securities was consistent with market conditions for the three and nine months ended March 31, 2006. The increase in the average balances of mortgage-backed securities during the three and nine months ended March 31, 2006 was primarily attributable to purchases of floating rate mortgage-backed securities.

         Interest and dividend income on interest-bearing deposits with other institutions, investment securities including FHLB stock ("other investment securities") increased by $190 thousand or 7.9% for the three months ended March 31, 2006 when compared to the same period in 2005. The increase was principally attributable to a 75 basis point increase in the weighted average yield earned on other investment securities which was partially offset by a $29.0 million decrease in the average balance outstanding of other investment securities for the three months ended March 31, 2006 when compared to the same period in 2005. Interest and dividend income on other investment securities decreased $909 thousand or 12.2% for the nine months ended March 31, 2006, when compared to the same period in 2005. The decrease for the nine months ended March 31, 2006 was primarily attributable to a $47.7 million decrease in the average balance outstanding of other investment securities for the nine months ended March 31, 2006 which was partially offset by a 25 basis point increase in the weighted average yield earned on other investment securities outstanding for the nine months ended March 31, 2006, when compared to the same period in 2005. The increase in the weighted average yields earned for the three and nine months ended March 31, 2006 were a result of purchases of higher yielding fixed rate callable Agency bonds funded by issuer redemptions of lower yielding fixed-to-floating rate callable Agency bonds.

         Interest on net loans receivable decreased $64 thousand or 6.2% for the three months ended March 31, 2006, when compared to the same period in 2005. The decrease for the three months ended March 31, 2006 was attributable to a decrease of $5.9 million in the average balance of net loans receivable outstanding which was partially offset by an increase of 23 basis points in the weighted average yield earned on net loans receivable for the three months ended March 31, 2006, when compared to the same period in 2005. Interest on net loans receivable decreased $165 thousand or 5.2% for the nine months ended March 31, 2006, when compared to the same period in 2005. The decrease for the nine months ended March 31, 2006 was attributable to a $5.7 million decrease in the average balance of net loans receivable outstanding which was partially offset by an increase of 27 basis points in the weighted average yield earned on net loans receivable for the nine months ended March 31, 2006. The decrease in the average loan balance outstanding for the three and nine months ended March 31, 2006 was primarily attributable to increased levels of mortgage prepayments and refinancings due to low market rates on mortgages. As part of its asset/liability management strategy, the Company has limited its portfolio origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

         Interest Expense. Total interest expense increased $1.1 million or 35.6% and $2.5 million or 28.7% for the three and nine months ended March 31, 2006, respectively, when compared to the same period in 2005.

         Interest on FHLB advances and other borrowings increased $853 thousand or 34.7% for the three months ended March 31, 2006 when compared to the same period in 2005. The increase for the three months ended March 31, 2006 was attributable to a 65 basis point increase in the weighted average rate paid on FHLB advances and other borrowings for the period and a $38.9 million increase in the average balance of such borrowings when compared to the same period in 2005. The increase in the weighted average rate paid was consistent with market conditions for the three months ended March 31, 2006. Interest on FHLB advances and other borrowings increased $1.9 million or 26.1% for the nine months ended March 31, 2006, when compared to the same period in 2005. The increase for the nine months ended March 31, 2006 was attributable to a 63 basis point increase in the weighted average rate paid on FHLB advances and other borrowings for the period and a $21.3 million increase in the average balance of such borrowings when compared to the same period in 2005. The weighted average rate paid on FHLB advances and other borrowings increased due to increases in short-term market interest rates.

         Interest expense on deposits and escrows increased $220 thousand or 39.4% for the three months ended March 31, 2006 when compared to the same period in 2005. The increase in interest expense on deposits and escrows for the three months ended March 31, 2006 was attributable to a 110 basis point increase in the weighted average yield paid on money market and time deposits for the period ended March 31, 2006, when compared to the same period in 2005. Interest expense on deposits and escrows increased $645 thousand or 40.3% for the nine months ended March 31, 2006 when compared to the same period in 2005. The increase in interest expense on deposits and escrows for the nine months ended March 31, 2006 was primarily attributable to a 101 basis point increase in the weighted average yield paid on time deposits and money markets for the period and a $2.0 million increase in the average balance of time deposits for the nine months ended March 31, 2006, when compared to the same period in 2005, which were partially offset by a $4.0 million decrease in the average balance of savings deposits for the period when compared to the same period in 2005. The weighted average yield paid on interest-bearing deposits reflects increases in market interest rates.

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

         The Company recorded a credit provision for loan losses of $38 thousand for the three months ended March 31, 2006 compared to a $5 thousand credit provision for the same period in 2005. The $38 thousand credit provision during the quarter ended March 31, 2006 was primarily attributable to paydowns of non-accrual loans. For the nine months ended March 31, 2006, the Company recorded a $149 thousand credit provision for loan losses compared to recording a provision of $66 thousand for the same period in 2005. The $149 thousand credit provision for loan losses for the nine months ending March 31, 2006 is primarily the result of the Company reallocating $35 thousand of its allowance for loan loss attributable to off balance sheet liabilities (builder letters of credit and undisbursed lines of credit) to a separate reserve account for financial reporting purposes during the first quarter of fiscal 2006 and a $92 thousand reduction due to continued paydowns of non-accrual loans. At March 31, 2006, the Company's total allowance for loan losses amounted to $969 thousand or 1.4% of the Company's total loan portfolio, as compared to $1.1 million or 1.5% at June 30, 2005.

         Non-Interest Income. Non-interest income increased $12 thousand or 7.5% and decreased $287 thousand or 34.5% for the three and nine months ended March 31, 2006, respectively, when compared to the same periods in 2005. The decrease for the nine month period was primarily attributable to pre-tax securities gains of $335 thousand recognized in fiscal 2005.

         Non-Interest Expense. Non-interest expense decreased $19 thousand or 2.1% and $42 thousand or 1.6% for the three and nine months ended March 31, 2006, respectively, when compared to the same periods in 2005. The decrease for the three months ended March 31, 2006 was primarily attributable to a $18 thousand decrease in fixed asset depreciation, a $7 thousand decrease in postage expense and a $5 thousand decrease in employee related costs, which were partially offset by a $6 thousand increase in correspondent bank service charges and $5 thousand increase in data processing expense. The decrease for the nine months ended March 31, 2006 was primarily attributable to $46 thousand decrease in employee related costs and a $36 thousand decrease in fixed asset depreciation which were partially offset by a reallocation of a portion of the Company's allowance for loan loss attributable to off-balance sheet liabilities as discussed above, a $10 thousand increase in data processing expense and a $5 thousand increase in correspondent bank service charges.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $1.5 million during the nine months ended March 31, 2006. Net cash provided by operating activities was primarily comprised of $2.0 million of net income, a $509 thousand increase in accrued and deferred taxes and a $206 thousand increase in accrued interest payables, which were partially offset by a $1.1 million decrease in accrued interest receivables.

         Funds used for investing activities totaled $30.4 million during the nine months ended March 31, 2006. Primary uses of funds during the nine months ended March 31, 2006, were purchases of $111.0 million of investment securities, $86.5 million of floating rate mortgage-backed securities and $4.7 million of FHLB stock, which were partially offset by repayments of $81.8 million of investment securities, $80.3 million of mortgage-backed securities and $5.1 million of FHLB stock, a $4.5 million decrease in net loans receivable and $1.0 million from the sale of fixed-rate mortgage-backed securities from the Company's portfolio.

         Funds provided by financing activities totaled $26.5 million for the nine months ended March 31, 2006. The primary sources of funds included a $43.7 million increase in other short-term borrowings and a $1.6 million increase in short-term FHLB advances which were partially offset by a $12.8 million decrease in deposits and escrows, a $4.0 million decrease in long-term FHLB advances, $1.1 million in cash dividends paid on the Company's common stock and $922 thousand in purchased treasury stock. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

         During the quarter ended March 31, 2006, the Company incurred $756.5 million in other short-term borrowings with weighted average rates of 4.58% and incurred approximately $13.9 million in various short-term borrowings from the FHLB with weighted average rates of 4.70%. During the three months ended March 31, 2006 the Company repaid $737.2 million of other short-term borrowings with weighted average rates of 4.52%, $24.8 million of various short-term FHLB borrowings with weighted average rates of 4.33% and $4.0 million of a long-term FHLB borrowing with a rate of 5.43%.

         The Company's primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At March 31, 2006, total approved loan commitments outstanding amounted to $614 thousand. At the same date, commitments under unused lines of credit amounted to $8.1 million and the unadvanced portion of construction loans approximated $10.6 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2006 totaled $44.1 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

         On April 25, 2006, the Company's Board of Directors declared a cash dividend of $0.16 per share payable May 18, 2006, to shareholders of record at the close of business on May 8, 2006. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

         As of March 31, 2006, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $29.1 million or 21.6% and $30.1 million or 22.3%, respectively, of total risk-weighted assets, and Tier I leverage capital of $29.1 million or 6.55% of average quarterly assets.

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

         The Company's nonperforming assets at March 31, 2006 totaled approximately $653 thousand or 0.15% of total assets as compared to $1.1 million or 0.25% of total assets at June 30, 2005. Nonperforming assets at March 31, 2006 consisted of: one land loan totaling $357 thousand, three single-family real estate loans totaling $216 thousand, one unsecured bankruptcy claim totaling $49 thousand, one home equity loan totaling $17 thousand, one non-residential real estate loan totaling $4 thousand and one single-family property subject to redemption totaling $10 thousand.

         The $447 thousand decrease in nonperforming assets during the nine months ended March 31, 2006 was primarily attributable to the payoff in full of one non-performing speculative construction loan totaling approximately $456 thousand, the sale of a single-family home with a carrying value of approximately $70 thousand, principal paydowns totaling approximately $39 thousand on two claims related to a bankruptcy discussed below, the reclassification of an $11 thousand home equity line of credit loan from non-performing to performing status and a $7 thousand partial charge off and transfer to other assets of a home equity loan which were partially offset by the addition to non-accrual status of one line of credit secured by real property totaling approximately $17 thousand, two single-family real estate loans totaling approximately $159 thousand and one non-residential real estate loan totaling approximately $4 thousand.

         At March 31, 2006, the Company had one non-performing loan secured by undeveloped land totaling $357 thousand and one unsecured bankruptcy claim totaling $49 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, payments received are being applied on a cost recovery basis.

         During the nine months ended March 31, 2006, approximately $29 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the nine months ended March 31, 2006. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

         During the nine months ended March 31, 2006, the Federal Open Market Committee increased its targeted federal funds rate by one-hundred fifty basis points from 3.25% at June 30, 2005 to 4.75% at March 31, 2006. The benchmark two and ten year treasury yields were 4.82% and 4.86% respectively at March 31, 2006, as compared to 3.66% and 3.94% respectively at June 30, 2005. These changes in short, intermediate and long-term market interest rates and the flattening of the Treasury yield curve have precipitated continued prepayments in the Company's loan, investment and mortgage-backed securities portfolios and a marked compression of industry-wide net interest margins.

         Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the nine months ended March 31, 2006, totaled $19.5 million, $81.8 million and $80.3 million, respectively. In response to higher levels of liquidity the Company rebalanced its loan, investment and mortgage-backed securities portfolios.

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

         The Company began to purchase fixed rate callable U. S. Government Agency bonds in order to earn a spread against the Company's long-term FHLB advances while limiting interest rate risk within the portfolio. Within the mortgage-backed securities portfolio, the Company continued to purchase floating rate securities in order to provide current income and in response to rising short-term market interest rates. Each of the aforementioned strategies also helped to better match the interest-rate and liquidity risks associated with the Savings Bank's customers' liquidity preference for shorter term deposit products.

         During the quarter ended March 31, 2006, principal investment purchases were comprised of: callable fixed rate government agency bonds with initial lock-out periods as follows:0 - 12 months - $7.0 million with a weighted average yield to call of approximately 9.37%, 13 - 24 months - $13.6 million with a weighted average yield to call of approximately 6.05%, 25 - 36 months - $12.3 million with a weighted average yield to call of approximately 6.08% and over 36 months - $3.0 million with a weighted average yield to call of approximately 6.0%; and floating rate collateralized mortgage obligations which reprice monthly - $1.9 million with an original weighted average yield of approximately 5.62%. Major investment proceeds received during the quarter ended March 31, 2006 were: mortgage-backed securities - $14.3 million; callable government agency bonds - $15.0 million with a weighted average yield of approximately 3.70%, and tax-free municipal bonds - $425 thousand with a weighted average yield of approximately 5.35%.

         During the nine months ended March 31, 2006 principal investment purchases were comprised of: floating rate collateralized mortgage obligations which reprice monthly - $86.5 million with an original weighted average yield of 4.53%; callable fixed rate government agency bonds with initial lock-out periods as follows: 0 - 12 months - $35.7 million with a weighted average yield to call of approximately 6.76%, 13 - 24 months - $28.6 million with a weighted average yield to call of approximately 6.04%, 25 - 36 months - $19.0 million with a weighted average yield to call of approximately 6.11% and over 36 months - $3.0 million with a weighted average yield to call of approximately 6.0%; and callable fixed to floating rate government agency bonds which will reprice within twenty-four to thirty-three months - $25.0 million with a weighted average yield of approximately 5.07%. Major investment proceeds received during the nine months ended March 31, 2005 were: mortgage-backed securities - $80.3 million; callable floating rate government agency bonds - $60.0 million with a weighted average yield of approximately 3.40%; tax-free municipal bonds - $12.4 million with a weighted average yield of approximately 5.89%; and corporate demand notes - $7.3 million with a weighted average semiannual yield of 4.34%.

         As of March 31, 2006, the implementation of these asset and liability management initiatives resulted in the following:

1) $164.9 million or 98.6% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were comprised of floating rate instruments that reprice on a monthly basis.
2) $83.0 million or 38.9% of the Company's investment portfolio was comprised of fixed to floating rate U.S. Government Agency bonds which will reprice as follows: 3 months or less - $10.0 million; 3 - 6 months
         - $5.0 million; 6 - 12 months - $43.0 million; and over 1 year - $25.0 million. Management currently believes that these bonds are likely to be repaid during the intervals shown.
3) $86.4 million or 40.5% of the Company's investment portfolio was comprised of fixed-rate callable U.S. Government Agency bonds which are callable as follows: 3 months or less - $11.8 million; 6 - 12 months - $23.9 million; 1 - 2 years - $28.6 million; and over 2 years - $22.1 million. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates.
4) $30.1 million or 14.1% of the Company's investment portfolio was comprised of U.S. Government Agency Step-up bonds which will reprice as follows: 3 months or less - $15.0 million from 4.00% to 7.00%; 6 - 12 months - $8.5 million from 4.00% to 7.00%, $2.0 million from 4.40% to 7.00%; and 1 - 2 years - $4.7 million from 4.70% to 6.00%. Management believes that substantially all of these bonds are likely to be repaid during the intervals shown.

5) An aggregate of $30.1 million or 52.9% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months.
6) The maturity distribution of the Company's borrowings is as follows: 1 month or less - $127.2 million or 47.8%; 1 - 6 months - $157 thousand or .01%; 1 - 3 years - $13.5 million or 5.1%; 3 - 5 years - $90.6 million or 34.0%; and over 5 years - $34.5 million or 13.0%.


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

                                              March 31,         June 30,
                                              --------    --------------------
                                                2006        2005         2004
                                              --------    --------    --------
                                                   (Dollars in Thousands)
Interest-earning assets maturing or
   repricing within one year                  $295,620    $318,015    $288,451
Interest-bearing liabilities maturing or
   repricing within one year                   218,211     181,085     171,655
                                              --------    --------    --------


Interest sensitivity gap                      $ 77,409    $136,930    $116,796
                                              ========    ========    ========
Interest sensitivity gap as a percentage of
   total assets                                   17.2%       32.5%       26.9%
Ratio of assets to liabilities
   maturing or repricing within one year         135.5%      175.6%      168.0%

         The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at March 31, 2006. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

                                          Cumulative Stressed Repricing Gap
                                          ---------------------------------


                     Month 3      Month 6      Month 12      Month 24      Month 36      Month 60        Long Term
                     -------      -------      --------      --------      --------      --------        ---------
                                                          (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
  Gap ($'s)            37,933        24,616       54,794         49,721        52,118       (43,773)         27,337
% of Total
  Assets                  8.4%          5.5%        12.2%          11.0%         11.6%         (9.7)%           6.1%
Base Case Up 100 bp
-------------------
Cummulative
  Gap ($'s)            45,160        32,053       67,569         62,858        65,488       (30,353)         27,337
% of Total
  Assets                 10.0%          7.1%        15.0%          14.0%         14.5%         (6.7)%           6.1%
Base Case No Change
-------------------
Cummulative
  Gap ($'s)            53,942        41,225       77,409         74,976        93,014        21,104          27,337
% of Total
  Assets                 12.0%          9.2%        17.2%          16.7%         20.7%          4.7%            6.1%
Base Case Down 100 bp
---------------------
Cummulative
  Gap ($'s)            58,769        47,290      108,950        122,719       145,044        54,476          27,337
% of Total
  Assets                 13.1%         10.5%        24.2%          27.3%         32.2%         12.1%            6.1%
Base Case Down 200 bp
---------------------
Cummulative
  Gap ($'s)           129,289       119,540      139,310        144,385       150,817        56,053          27,337
% of Total
  Assets                 28.7%         26.6%        30.9%          32.1%         33.5%         12.4%            6.1%


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

         The following table presents the simulated impact of a 100 and 200 basis point upward or downward shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2006.

           Analysis of Sensitivity to Changes in Market Interest Rates
           -----------------------------------------------------------

                                            Modeled Change in Market Interest Rates
                                     --------------------------------------------------
Estimated impact on:                   -200       -100        0        +100       +200
--------------------
   Change in net interest income      -46.4%     -19.6%     0.00%       4.2%      -9.6%

   Return on average equity            4.03%      8.93%    12.38%     13.09%     10.76%

   Return on average assets            0.27%      0.60%     0.84%      0.89%      0.71%

   Market value of equity (in
      thousands)                    $27,123    $31,958   $32,210    $23,003     $5,375


         The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2006.

                            Anticipated Transactions
               --------------------------------------------------
                                            (Dollars in Thousands)
               Undisbursed construction and
                   land development loans
                     Fixed rate                        $   5,199
                                                            6.85%

                     Adjustable rate                   $   5,435
                                                            8.20%

               Undisbursed lines of credit
                     Adjustable rate                   $   8,120
                                                            7.65%

               Loan origination commitments
                     Fixed rate                        $     455
                                                            7.75%

                     Adjustable rate                   $     159
                                                            8.00%

               Letters of credit
                     Adjustable rate                   $     815
                                                            8.76%


                                                       ---------
                                                       $  20,183
                                                       =========

         In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2006, the Savings Bank had ten performance standby letters of credit outstanding totaling approximately $815 thousand. Four letters of credit are secured by deposits with the Savings Bank, four letters of credit are secured by undisbursed construction loan funds, and two letters of credit are secured by developed property. Eight of the letters of credit will mature within nine months, one will mature within fifteen months, and one letter of credit is open-ended. In the event that the obligor is unable to perform its obligations as specified in the standby letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the standby letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.

CONTROLS AND PROCEDURES

         Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

         The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

ITEM 1A. Risk Factors
         ------------

         Not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         (a) Not applicable.
         (b) Not applicable.
         (c) The  following   table  sets  forth  information  with  respect  to
             purchases of common stock of the Company made by or on behalf of the Company during the three months ended March 31, 2006.

--------------------------------------------------------------------------------------------------------
                                  ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------------------------------
                                                              Total Number of        Maximum Number of
                                                             Shares Purchased       Shares that May Yet
                       Total Number                         as Part of Publicly       Be Repurchased
                         of Shares      Average Price        Announced Plans or     Under the Plans or
          Period         Purchased   Paid per Share ($)         Programs (1)            Programs (2)
--------------------------------------------------------------------------------------------------------
01/01/06 - 01/31/06        7,779            16.17                   7,779                 100,122
--------------------------------------------------------------------------------------------------------
02/01/06 - 02/28/06        5,638            16.10                   5,638                  94,484
--------------------------------------------------------------------------------------------------------
03/01/06 - 03/31/06        1,200            16.18                   1,200                  93,284
--------------------------------------------------------------------------------------------------------
     Total                14,617            16.15                  14,617                  93,284
--------------------------------------------------------------------------------------------------------

--------------------

         (1) All shares indicated were purchased under the Company's Eighth Stock Repurchase Program
         (2) Eighth Stock Repurchase Program
            (a) Announced September 27, 2005.
            (b) 125,000 common shares approved for repurchase.
            (c) No fixed date of expiration.
            (d) This program has  not expired and has 93,284 shares remaining to be purchased at March 31, 2006.
            (e) Not applicable.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable.

ITEM 5.  Other Information
         -----------------

         Not applicable.

ITEM 6.  Exhibits
         --------

         The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

Number  Description                                                       Page
 ----   ----------------------------------------------------------------  ---
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



                          WVS FINANCIAL CORP.



May 15, 2006         BY:  /s/ David J. Bursic
                          ------------------------------------------------------
Date                      David J. Bursic
                          President and Chief Executive Officer
                          (Principal Executive Officer)


May 15, 2006         BY:  /s/ Keith A. Simpson
                          ------------------------------------------------------
Date                      Keith A. Simpson
                          Vice-President, Treasurer and Chief Accounting Officer
                          (Principal Accounting Officer)