Form 10-K
period 2006-06-30
WVS FINANCIAL CORP
filed 2006-09-28
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2006
                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                          Commission File No.: 0-22444

                               WVS Financial Corp.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                      25-1710500
---------------------------------                      ------------------------
   (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)

        9001 Perry Highway
     Pittsburgh, Pennsylvania                                  15237
---------------------------------                      ------------------------
      (Address of Principal                                  (Zip Code)
        Executive Offices)

       Registrant's telephone number, including area code: (412) 364-1911

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share            NASDAQ Global Market
--------------------------------------            --------------------
          (Title of Class)                (Name of exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                      ----

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [_]    Accelerated filer[_]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of December 31, 2005, the aggregate value of the 1,929,265 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 422,803 shares held by all directors and officers of the registrant as a group, was approximately $31.3 million. This figure is based on the last known trade price of $16.21 per share of the registrant's Common Stock on December 31, 2005.

Number of shares of Common Stock outstanding as of September 25, 2006: 2,320,347

                       DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2006 are incorporated into Part II.
(2) Portions of the definitive proxy statement for the 2006 Annual Meeting of Stockholders are incorporated into Part III.

                           FORWARD-LOOKING STATEMENTS

         In the normal course of business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by us, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as "anticipated," "believe," "expect," "intend," "plan," "estimate" or similar expressions.

         Although we believe that the anticipated results or other expectations reflected in our forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Forward-looking statements involve risks, uncertainties and assumptions (some of which are beyond our control), and as a result actual results may differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

         o our investments in our businesses and in related technology could require additional incremental spending, and might not produce expected deposit and loan growth and anticipated contributions to our earnings;

         o general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan and lease losses or a reduced demand for credit or fee-based products and services;

         o changes in the interest rate environment could reduce net interest income and could increase credit losses;

         o the conditions of the securities markets could change, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans and leases;

         o changes in the extensive laws, regulations and policies governing financial holding companies and their subsidiaries could alter our business environment or affect our operations;

         o the potential need to adapt to industry changes in information technology systems, on which we are highly dependent, could present operational issues or require significant capital spending;

         o competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments such as the internet or bank regulatory reform;

         o acquisitions may result in one-time changes to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties; and

         o acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States generally and in our principal markets, which could have an adverse effect on our financial performance and that of our borrowers and on the financial markets and the price of our common stock.

You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new or future events except to the extent required by federal securities laws.

PART I.

Item 1.  Business.
-------  ---------

         WVS Financial Corp. ("WVS" or the "Company") is the parent holding company of West View Savings Bank ("West View" or the "Savings Bank"). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

         West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2006.


Lending Activities

         General. At June 30, 2006, the Company's net portfolio of loans receivable totaled $55.7 million, as compared to $60.2 million at June 30, 2005. Net loans receivable comprised 13.2% of the Company's total assets and 36.7% of total deposits at June 30, 2006, as compared to 14.3% and 36.6%, respectively, at June 30, 2005. The principal categories of loans in the Company's portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans, land acquisition and development loans and commercial loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). Historically, the Company's lending activities have been concentrated in single-family residential and land development and construction loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

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

         Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2006, the Savings Bank's limit on loans-to-one borrower was approximately $4.2 million. The Company's general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2006, the Company's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $1.6 million to $2.8 million, and are secured primarily by real estate located in the Company's primary market area.

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of the Company's net loans receivable portfolio by type of loan at the dates indicated.


                                                                 At June 30,
                     -----------------------------------------------------------------------------------------------------
                           2006                 2005                 2004                 2003                 2002
                    ------------------   ------------------   ------------------   ------------------   ------------------
                     Amount        %      Amount        %      Amount        %      Amount        %      Amount        %
                     ------        -      ------        -      ------        -      ------        -      ------        -
                                                           (Dollars in Thousands)
Real estate loans:
Single-family       $17,702      26.72%  $20,680      27.86%  $25,825      32.52%  $43,255      40.91%  $89,889      53.69%
Multi-family          4,339       6.55     4,960       6.68     4,761       5.99     5,196       4.92     6,173       3.69
Commercial            7,574      11.43     8,561      11.53     9,950      12.53    17,949      16.98    25,439      15.19
Construction         20,964      31.64    22,065      29.72    18,070      22.76    16,942      16.03    19,965      11.92
Land acquisition
 and development      3,221       4.86     5,884       7.93     7,947      10.01     7,437       7.03     6,691       4.00
                    -------    -------   -------    -------   -------    -------   -------    -------   -------    -------
Total real estate
  Loans              53,800      81.20    62,150      83.72    66,553      83.81    90,779      85.87   148,157      88.49
                    -------    -------   -------    -------   -------    -------   -------    -------   -------    -------
Consumer loans:
Home equity           9,444      14.26    10,082      13.58    11,018      13.88    12,374      11.70    16,319       9.75
Education                --       0.00        --       0.00        --       0.00        --       0.00         1       0.00
Other                   962       1.45     1,089       1.47       870       1.09     1,069       1.01     1,514       0.90
                    -------    -------   -------    -------   -------    -------   -------    -------   -------    -------
Total consumer
  Loans              10,406      15.71    11,171      15.05    11,888      14.97    13,443      12.71    17,834      10.65
                    -------    -------   -------    -------   -------    -------   -------    -------   -------    -------
Commercial loans      2,050       3.09       915       1.23       968       1.22     1,499       1.42     1,447       0.86
                    -------    -------   -------    -------   -------    -------   -------    -------   -------    -------
Commercial lease
  Financings             --       0.00        --       0.00        --       0.00        --       0.00        --       0.00
                    -------    -------   -------    -------   -------    -------   -------    -------   -------    -------
                     66,256     100.00%   74,236     100.00%   79,409     100.00%  105,721     100.00%  167,438     100.00%
                    -------    =======   -------    =======   -------    =======   -------    =======   -------    =======
Less:
Undisbursed loan
  Proceeds           (9,512)             (12,882)              (9,956)             (11,348)             (11,311)
Net deferred loan
  Origination fees      (85)                 (82)                (115)                (174)                (464)
Allowance for loan
  Losses               (957)              (1,121)              (1,370)              (2,530)              (2,758)
                    -------              -------              -------              -------              -------
Net loans
  Receivable        $55,702              $60,151              $67,968              $91,669              $152,905
                    =======              =======              =======              =======              ========

         Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company's loans and mortgage-backed securities at June 30, 2006. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.


                                                 Real Estate Loans
                           -------------------------------------------------------------
                                                                                Land       Consumer
                                                                             acquisition   loans and     Mortgage
                            Single-     Multi-                                   and      commercial     -backed
                            family     family       Commercial  Construction  development    loans      securities      Total
                            ------     ------       ----------  ------------  -----------    -----      ----------      -----
                                                            (Dollars in Thousands)
Amounts due in:
  One year or less         $     32     $     --     $    235     $ 20,507     $  2,652     $  1,485     $     --     $ 24,911
  After one year through
     five years               1,273           45        1,111          347          491        5,654           --        8,921
  After five years           16,397        4,294        6,228          110           78        5,317      155,753      188,177
                           --------     --------     --------     --------     --------     --------     --------     --------
     Total(1)              $ 17,702     $  4,339     $  7,574     $ 20,964     $  3,221     $ 12,456     $155,753     $222,009
                           ========     ========     ========     ========     ========     ========     ========     ========

Interest rate terms on amounts due after one year:
  Fixed                    $ 15,450     $     28     $  2,688     $    457     $    378     $  6,861     $  2,292     $ 28,154
  Adjustable                  2,220        4,311        4,651           --          191        4,110      153,461      168,944
                           --------     --------     --------     --------     --------     --------     --------     --------
     Total                 $ 17,670     $  4,339     $  7,339     $    457     $    569     $ 10,971     $155,753     $197,098
                           ========     ========     ========     ========     ========     ========     ========     ========

--------------
(1) Does not include adjustments relating to loans in process, the allowance for loan losses, accrued interest, deferred fee income and unearned discounts.

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

         At June 30, 2006, the Company had approximately $4.1 million of renewed commercial real estate and construction loans. The $4.1 million in aggregate disbursed principal that has been renewed is comprised of: single-family speculative construction loans totaling $3.3 million and land acquisition and development loans totaling $807 thousand. Management believes that the previously discussed whole loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All of the loans that have been rolled over are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans.

         Origination, Purchase and Sale of Loans. Applications for residential real estate loans and consumer loans are accepted at all of the Company's offices. Applications for commercial real estate loans are taken only at the Company's Franklin Park office. Loan applications are primarily attributable to existing customers, builders, walk-in customers and referrals from both real estate loan brokers and existing customers.

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

         Historically, the Company has originated substantially all of the loans retained in its portfolio. Substantially all of the residential real estate loans originated by the Company have been under terms, conditions and documentation which permit their sale to the Fannie Mae and other investors in the secondary market. Although West View has not been a frequent seller of loans in the secondary market, the Savings Bank is on the Fannie Mae approved list of sellers/servicers. The Company has held most of the loans it originates in its own portfolio until maturity, due, in part, to competitive pricing conditions in the marketplace for origination by nationwide lenders and portfolio lenders.

         The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company's market area is insufficient or to increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 2006, $763 thousand or 1.4% of the Company's net loans receivable consisted of single-family mortgage whole loans purchased from another financial institution.

         The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 2006, $763 thousand or 1.4% of the Company's net loans receivable were being serviced for the Company by others.

         The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

                                               At or For the Year Ended June 30,
                                               ---------------------------------
                                                 2006        2005         2004
                                                 ----        ----         ----
                                                     (Dollars in Thousands)

Net loans receivable beginning balance         $ 60,151    $ 67,968    $ 91,669
Real estate loan originations
   Single-family(1)                               1,349         890       2,202
   Multi-family(2)                                   --         495       1,319
   Commercial                                       325       2,002       1,433
   Construction                                   8,932      12,307      10,730
   Land acquisition and development                 299         353         982
                                               --------    --------    --------
      Total real estate loan originations        10,905      16,047      16,666
                                               --------    --------    --------

Home equity                                       2,088       1,680       3,186
Education                                            --          --          --
Commercial                                          480         100          --
Other                                               179         303         258
                                               --------    --------    --------
      Total loan originations                    13,652      18,130      20,110
                                               --------    --------    --------
Disbursements against available credit lines:
   Home equity                                    2,554       2,848       3,215
   Other                                              9           6           7
   Commercial                                     1,638         725         459
Purchase of whole loans and participations           --          --         388
                                               --------    --------    --------
     Total originations and purchases            17,853      21,709      24,179
                                               --------    --------    --------
Less:
   Loan principal repayments                     25,527      28,378      47,376
   Sales of whole loans (3)                          --           4          17
   Sales of participation interests (4)              --          --         979
   Transferred to real estate owned                  10          70         550
   Change in loans in process                    (3,074)      1,355         179
   Other, net(5)                                   (161)       (281)     (1,221)
                                               --------    --------    --------
     Net decrease                              $ (4,449)   $ (7,817)   $(23,701)
                                               --------    --------    --------

Net loans receivable ending balance            $ 55,702    $ 60,151    $ 67,968
                                               ========    ========    ========
--------------
(1) Consists of loans secured by one-to-four family properties.
(2) Consists of loans secured by five or more family properties.
(3) Loans sold included servicing rights.
(4) As of June 30, 2006, loans serviced for others totaled approximately $767 thousand.
(5) Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

         The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the Board of Directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and non-residential) (80%); improved property (85%); and one-to-four family residential (owner-occupied) (no maximum ratio; however any LTV ratio in excess of 80% should require appropriate mortgage insurance or readily marketable collateral). Consistent with its conservative lending philosophy, the Company's LTV limits are generally more restrictive than those in the Guidelines: raw land (60%); land development
(70%); construction (commercial - 70%; multi-family - 75%; speculative residential - 80%); and residential properties (80%).

         Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2006, $17.7 million or 26.7% of the Company's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. Single-family loan originations totaled $1.3 million and increased $459 thousand or 51.6% during the fiscal year ended June 30, 2006, when compared to the same period in 2005. Due to low levels of market interest rates, the Company continued to reduce its portfolio originations of long-term fixed rate mortgages, while continuing to offer consumer, home equity, construction loans, land acquisition and development loans and commercial loans.

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

         At June 30, 2006, approximately $15.5 million or 87.6% of the single-family residential loans in the Company's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

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

         Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2006, $4.3 million or 6.5% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented a decrease of $621 thousand or 12.5% from fiscal 2005. Of the $4.3 million, approximately $4.3 million or 99.4% provide for an adjustable rate of interest, while approximately $28 thousand or 0.6% are fixed rate loans.

         At June 30, 2006, $7.6 million or 11.4% of the Company's loan portfolio consisted of loans secured by existing commercial real estate properties, which represented a decrease of $987 thousand or 11.5% from fiscal 2005. Of the $7.6 million, approximately $4.7 million or 61.8% provide for an adjustable rate of interest, while approximately $2.9 million or 38.2% are fixed rate loans.

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

         Although terms vary, multi-family residential and commercial real estate loans generally are amortized over a period of up to 15 years (although some loans amortize over a 20 year period) and mature in 5 to 15 years. The Company will originate these loans either with fixed or adjustable interest rates which generally is negotiated at the time of origination. Loan-to-value ratios on the Company's commercial real estate loans are currently limited to 75% or lower. As part of the criteria for underwriting multi-family residential and commercial real estate loans, the Company generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of the debt service to debt service) of at least 100%. It is also the Savings Bank's general policy to obtain personal guarantees on its multi-family residential and commercial real estate loans from the principals of the borrower and, when this cannot be obtained, to impose more stringent loan-to-value, debt service and other underwriting requirements.

         At June 30, 2006, the Company's multi-family residential and commercial real estate loan portfolio consisted of approximately 43 loans with an average principal balance of $277 thousand. At June 30, 2006, the Company had one commercial real estate loan, totaling $984 thousand that was classified as a potential problem loan. During the year ended June 30, 2006, $77 thousand of interest was collected and recognized.

         Construction Loans. For many years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company's primary market area. At June 30, 2006, construction loans amounted to approximately $21.0 million or 31.6% of the Company's total loan portfolio, which represented a decrease of $1.1 million or 5.0% from fiscal 2005. The decrease was principally due to decreased levels of new home construction. As of June 30, 2006, the Company's portfolio of construction loans consisted primarily of $20.7 million of loans for the construction of single-family residential real estate. Construction loan originations totaled $8.9 million and decreased by $3.4 million or 27.6% during the fiscal year ended June 30, 2006, when compared to the same period in 2005.

         Construction loans are made for the purpose of constructing a single-family residence. The Company will underwrite such loans to individuals on a construction/permanent mortgage loan basis or to a builder/developer on a speculative (not pre-sold) construction mortgage loan basis. At June 30, 2006, approximately 98.8% of total outstanding construction loans were made to local real estate builders and developers with whom the Company has worked for a number  of  years  for  the  purpose  of  constructing  primarily  single-family residences. Upon application, credit review and analysis of personal and corporate financial statements, the Company may grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $1.2 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company's authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2006, the Company also had $3.2 million or 4.9% of the total loan portfolio invested in land development loans, which consisted of 18 loans to 14 developers.

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

         Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2006, $10.4 million or 15.7% of the Company's total loan portfolio consisted of consumer loans, which represented a decrease of $765 thousand or 6.8% from fiscal 2005. The consumer loan portfolio, like the mortgage loan portfolio, decreased due to the low levels of market interest rates and an increase in loan refinances. The consumer loans offered by the Company include home equity loans, home equity lines of credit, automobile loans, loans secured by deposit accounts and personal loans. Approximately 90.8% of the Company's consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

         The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2006, approximately 68.6% of the Company's home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

         Commercial Loans. At June 30, 2006, $2.1 million or 3.1% of the Company's total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, business inventory and equipment, and similar collateral. The $1.1 million or 124.0% increase from fiscal 2005 was principally due to the Company's emphasis in making these types of loans. The Company is continuing to develop this line of business in order to increase interest income and to attract compensating deposit account balances.

         Loan Fee Income. In addition to interest earned on loans, the Company may receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

         The Company's loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with Statement of Financial Accounting Standards (SFAS) No. 91, the Company has recognized $19 thousand, $61 thousand and $172 thousand of deferred loan fees during fiscal 2006, 2005 and 2004, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. The decreases in loan origination fee income for fiscal year 2006 was principally attributable to a higher volume of loan refinancings with lower or no loan origination fees. Loans previously originated with lower or no loan origination fees will reduce the recognition of associated deferred fee balances.

         Non-Performing Loans, Real Estate Owned, Troubled Debt Restructurings and Potential Problem Loans. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made on the fifteenth day after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history is reviewed and efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Company does institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

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

         Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value at the date of acquisition. Any subsequent write-down, if necessary, is charged to the allowance for losses on real estate owned. All costs incurred in maintaining the Company's interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized.

         Potential problem loans are loans where management has some doubt as to the ability of the borrower to comply with present loan repayment terms.

         The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.

                                                                       At June 30,
                                              ------------------------------------------------------------
                                                 2006         2005         2004         2003        2002
                                                 ----         ----         ----         ----        ----
                                                                  (Dollars in Thousands)
Non-accruing loans:
Real estate:
   Single-family(1)                           $     291    $      58    $     281    $      59   $     582
   Commercial                                        --           --            4        3,342       3,267
   Construction                                      --          456           --           --         520
   Land Acquisition and Development                  --          387          427           58         477
Consumer (2)                                         17           86           71           --          --
Commercial loans and leases                          --           --           45           22         198
                                              ---------    ---------    ---------    ---------   ---------
Total non-accrual loans                             308          987          828        3,481       5,044
                                              ---------    ---------    ---------    ---------   ---------
Accruing loans greater than 90 days
   Delinquent                                        --           --           --           --          --
                                              ---------    ---------    ---------    ---------   ---------
     Total non-performing loans               $     308    $     987    $     828    $   3,481   $   5,044
                                              ---------    ---------    ---------    ---------   ---------
Real estate owned (3)                                10           70           --           --         235
                                              ---------    ---------    ---------    ---------   ---------
     Total non-performing assets              $     318    $   1,057    $     828    $   3,481   $   5,279
                                              =========    =========    =========    =========   =========
Troubled debt restructurings                  $      --    $   1,114    $   1,343    $   2,497   $      --
                                              =========    =========    =========    =========   =========
Potential problem loans (4)                   $   1,377    $      --    $      --    $      --   $      --
                                              =========    =========    =========    =========   =========
Total non-performing loans and potential
problem loans and troubled debt restructurings
     as a percentage of net loans receivable       3.03%        3.49%        3.19%      4.36 %      3.30 %
                                              =========    =========    =========    =========   =========
Total non-performing assets to total assets        0.08%        0.25%        0.19%      0.95 %      1.30 %
                                              =========    =========    =========    =========   =========
Total non-performing assets, troubled debt
restructurings and potential problem loans
    as a percentage of total assets                0.40%        0.52%        0.50%      1.09 %      1.30 %
                                              =========    =========    =========    =========   =========

----------------
(1) At June 30, 2006, non-accrual single-family residential real estate loans consisted of five loans.
(2) At June 30, 2006, non-accrual consumer loans consisted of one loan.
(3) At June 30, 2006, real estate owned consisted of one single-family residential dwelling.
(4) At June 30, 2006, potential problem loans consisted of three loans.

         The $739 thousand decrease in non-performing assets during the twelve months ended June 30, 2006 was primarily attributable to: the payoff in full of one non-performing speculative construction loan totaling approximately $456 thousand; the reclassification of two claims related to a bankruptcy discussed below totaling approximately $446 thousand from non-performing to potential problem loans; the sale of a single-family home with a carrying value of approximately $70 thousand; the reclassification of an $11 thousand home equity line of credit loan from non-performing to performing status; and a $7 thousand partial charge off and transfer to other assets of a home equity loan, which were partially offset by the addition to non-accrual status of one line of credit loan secured by real property totaling approximately $17 thousand, and four single-family real estate loans totaling approximately $234 thousand.

         The Company has one restructured and potential problem commercial real estate loan to a retirement village located in the North Hills. The Savings Bank's outstanding principal balance totaled $2.0 million at June 30, 2003. During the quarter ended September 30, 2003, the Savings Bank redeemed $388 thousand of participating interests. During the quarter ended December 31, 2003, the Bank sold a forty percent participating interest to another financial institution at par resulting in proceeds totaling $979 thousand. The Savings Bank's outstanding principal balance totaled $984 thousand at June 30, 2006. The Company had recorded interest received on this credit on a cost recovery basis until September 30, 2003 and is now recording interest income.

         At June 30, 2006, the Company had one restructured loan secured by undeveloped land totaling $347 thousand and one restructured unsecured loan totaling $46 thousand to two borrowers. These potential problem loans represent two adjudicated Bankruptcy Court Claims in connection with a previously reported loan to a personal care home. During fiscal 2004, the personal care home was sold for net proceeds of approximately $50 thousand. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand, and an unsecured claim totaling $76 thousand, be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered Plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, the Company had recorded interest payments received on a cost recovery basis until June 30, 2006 and is now recording interest income.

         The Company had one non-accrual single-family real estate loan totaling approximately $58 thousand at June 30, 2006. This loan is being serviced by another financial institution, who is proceeding with collection activities.

         During fiscal 2006, 2005 and 2004, approximately $23 thousand, $150 thousand and $123 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $10 thousand, $99 thousand and $94 thousand, respectively.

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

         The Company's general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company's general valuation allowances are within the following ranges: (1) 0% to 5% of assets subject to special mention; (2) 5% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company's past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2006, is adequate.

         The allowance for loan losses at June 30, 2006 decreased $164 thousand to $957 thousand. The decrease in the allowance for loan losses was primarily the result of the Company reallocating $35 thousand of its allowance for loan loss attributable to off balance sheet liabilities (builder letters of credit and undisbursed lines of credit) to a separate reserve account for financial reporting purposes during the first quarter of fiscal 2006 and a $103 thousand reduction due to continued paydowns of classified loans. The Company believes that the loan loss reserve levels are prudent and warranted at this time due to the weakness of the national economy. The changes in prior years reflected a number of factors, the most significant of which were the changes in the Company's level of non-performing assets and the industry trend towards greater emphasis on the allowance method of providing for loan losses.

         The following table summarizes changes in the Company's allowance for loan losses and other selected statistics for the periods indicated.

                                                                       At June 30,
                                               -----------------------------------------------------------
                                                 2006         2005         2004         2003        2002
                                                 ----         ----         ----         ----        ----
                                                                (Dollars in Thousands)

Average net loans                              $ 55,881     $ 62,410     $ 74,656     $125,221    $173,023
                                               ========     ========     ========     ========    ========
Allowance balance (at beginning of period)     $  1,121     $  1,370     $  2,530     $  2,758    $  2,763
Provision for loan losses                          (161)         (46)        (794)        (228)         57
Charge-offs:
   Real estate:
     Single-family                                    7           15           --           --          --
     Multi-family                                    --           --           --           --          --
     Commercial                                      --          186          524           --          --
     Construction                                    --           --           --           --          --
   Land acquisition and development                  --           --           --           --          --
   Consumer:
     Home equity                                     --           25           --           --          25
     Education                                       --           --           --           --          --
     Other                                           --           --           --           --          43
   Commercial loans and leases                       --           11           --           --          --
                                               --------     --------     --------     --------    --------
     Total charge-offs                                7          237          524           --          68
                                               --------     --------     --------     --------    --------

Recoveries:
   Real estate:
     Single-family                                   --           --           --           --          --
     Multi-family                                    --           --           --           --          --
     Commercial                                       4            4          158           --          --
     Construction                                    --           30           --           --          --
   Land acquisition and development                  --           --           --           --          --
   Consumer:
     Home equity                                     --           --           --           --          --
     Education                                       --           --           --           --          --
     Other                                           --           --           --           --           6
   Commercial loans and leases                       --           --           --           --          --
                                               --------     --------     --------     --------    --------
     Total recoveries                                 4           34          158           --           6
                                               --------     --------     --------     --------    --------
Net loans charged-off                                 3          203          366           --          62
Transfer to real estate owned loss reserve           --           --           --           --          --
                                               --------     --------     --------     --------    --------
Allowance balance (at end of period)           $    957     $  1,121     $  1,370     $  2,530    $  2,758
                                               ========     ========     ========     ========    ========
Allowance for loan losses as a percentage of
  total loans receivable                           1.69%        1.83%        1.97%        2.68%       1.77%
                                               ========     ========     ========     ========    ========
Net loans charged-off as a percentage of
  average net loans                                0.01%        0.33%        0.49%        0.00%       0.04%
                                               ========     ========     ========     ========    ========
Allowance for loan losses to non-performing
  Loans                                          310.71%      113.58%      165.46%       72.68%      54.68%
                                               ========     ========     ========     ========    ========
Net loans charged-off to allowance for loan
  Losses                                           0.31%       18.11%       26.72%        0.00%       2.25%
                                               ========     ========     ========     ========    ========
Recoveries to charge-offs                         57.14%       14.35%       30.15%        0.00%       8.82%
                                               ========     ========     ========     ========    ========

         The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

                                                                       At June 30,
                        -----------------------------------------------------------------------------------------------------------
                               2006                   2005                 2004                  2003                   2002
                               ----                   ----                 ----                  ----                   ----
                        % of Total Loans by   % of Total Loans by   % of Total Loans by   % of Total Loans by   % of Total Loans by
                         Amount   Category     Amount   Category     Amount   Category     Amount   Category     Amount    Category
                         ------   --------     ------   --------     ------   --------     ------   --------     ------    --------
                                                                  (Dollars in Thousands)
Real estate loans:
  Single-family         $    54      26.72%   $    52      27.86%   $    82      32.52%   $    75      40.91%   $   191      53.69%
  Multi-family               22       6.55         26       6.68         18       5.99         26       4.92         31       3.69
  Commercial                420      11.43        465      11.53        597      12.53      1,944      16.98      1,745      15.19
  Construction               32      31.64         54      29.72         30      22.76         33      16.03        300      11.92
  Land acquisition
   and development          218       4.86        262       7.93        302      10.01         73       7.03         66       4.00
  Unallocated                --       0.00         --       0.00         --       0.00         --       0.00         10       0.00
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
    Total real estate
     Loans                  746      81.20        859      83.72      1,029      83.81      2,151      85.87      2,343      88.49
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------

Consumer loans:
  Home equity               103      14.26        128      13.58        117      13.88        124      11.70        165       9.75
  Education                  --       0.00         --       0.00         --       0.00         --       0.00         --       0.00
  Other                      50       1.45         61       1.47         78       1.09         22       1.01         28       0.90
  Unallocated                --       0.00         --       0.00         --       0.00         --       0.00         --       0.00
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
    Total consumer
      loans                 153      15.71        189      15.05        195      14.97        146      12.71        193      10.65
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
Commercial loans:
  Commercial loans           58       3.09         35       1.23        116       1.22        200       1.42        187       0.86
  Unallocated                --       0.00         --       0.00         --       0.00         --       0.00         --       0.00
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
    Total commercial
      loans                  58       3.09         35       1.23        116       1.22        200       1.42        187       0.86
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
Commercial lease
  financings                 --       0.00         --       0.00         --       0.00         --       0.00         --       0.00
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------

Off balance-sheet
   Items (1)                 --       0.00         38       0.00         30       0.00         33       0.00         35       0.00
                        -------    -------    -------    -------    -------    -------    -------    -------    -------    -------
                        $   957     100.00%   $ 1,121     100.00%   $ 1,370     100.00%   $ 2,530     100.00%   $ 2,758     100.00%
                        =======    =======    =======    =======    =======    =======    =======    =======    =======    =======

-----

(1) In accordance with generally accepted accounting principles, the Company established a separate reserve for off-balance sheet items beginning in fiscal 2006. At June 30, 2006 this accounting reserve totaled $48 thousand.

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

         Our methodology used to determine the allocated portion of the allowance is as follows. For groups of homogenous loans, we apply a loss rate to the groups' aggregate balance. Our group loss rate reflects our historical loss experience. We may adjust these group rates to compensate for changes in environmental factors; but our adjustments have not been frequent due to a relatively stable charge-off experience. The Company also monitors industry loss experience on similar loan portfolio segments. We then identify loans for individual evaluation under SFAS 114. If the individually identified loans are performing, we apply a segment specific loss rate adjusted for relevant environmental factors, if necessary, for those loans reviewed individually and considered individually impaired, we use one of the three methods for measuring impairment mandated by SFAS 114. Generally the fair value of collateral is used since our impaired loans are generally real estate based. In connection with the fair value of collateral measurement, the Company generally uses an independent appraisal and determines costs to sell. The Company's appraisals for commercial income based loans, such as multi-family and commercial real estate loans, assess value based upon the operating cash flows of the business as opposed to merely "as built" values. The Company then validates the reasonableness of our calculated allowances by: (1) reviewing trends in loan volume, delinquencies, restructurings and concentrations; (2) reviewing prior period (historical) charge-offs and recoveries; and (3) presents the results of this process, quarterly, to the Asset Classification Committee and the Savings Bank's Board of Directors. We then tabulate, format and summarize the current loan loss allowance balance for financial and regulatory reporting purposes.

         The Company had no unallocated loss allowance balance at June 30, 2006. In prior fiscal years, an unallocated loss allowance balance was maintained for real estate, consumer and small commercial loans.

With respect to real estate loans, the Company believed that it was prudent to maintain a certain level of unallocated loss allowances as the Savings Bank grew its commercial real estate and construction segments. At the time the Company's historical loss experience with these two segments was somewhat limited.
Management believed that risks were inherent within those segments but was uncertain as to the degree of loss. A reasonable estimate, using industry loss factors, was utilized. The same rationale applied to the unallocated allowance for consumer loans. The Company had no unallocated consumer loan allowances for the past five fiscal years.

         The following table summarizes the calculations of required allowance for loan losses by loan category as of June 30, 2006.

                                                                      Allowance
                                                                         for
                                                  Group Rate          Loan Loss
                                               -----------------      ---------
Homogenous loans:
      Single-family                                 0.0015            $      26
      Multi-family                                  0.0050                   22
      Commercial real estate                        0.0100                   64
      Construction/land acquisition
        and development                        0.0015 - 0.0100(1)            59
      Secured consumer                              0.0100                  102
      Unsecured consumer                            0.0500                    4
      Commercial loans                              0.0500                   58
      Unallocated                                                             -

Individually evaluated loans:
      Single-family                                                          28
      Multi-family                                                            -
      Commercial real estate                                                356
      Construction/land acquisition
        and development                                                     191
      Secured consumer                                                        1
      Unsecured consumer                                                     46
      Commercial loans                                                        -

Total allowance for loan losses:
      Single-family                                                          54
      Multi-family                                                           22
      Commercial real estate                                                420
      Construction/land acquisition
        and development                                                     250
      Secured consumer                                                      103
      Unsecured consumer                                                     50
      Commercial loans                                                       58
      Unallocated                                                             -
                                                                      ---------

Total allowance for loan losses                                       $     957
                                                                      =========

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

Mortgage-Backed Securities

         Mortgage-backed securities ("MBS") include mortgage pass-through certificates ("PCs") and collateralized mortgage obligations ("CMOs"). With a pass-through security, investors own an undivided interest in the pool of mortgages that collateralize the PCs. Principal and interest is passed through to the investor as it is generated by the mortgages underlying the pool. PCs and CMOs may be insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Fannie Mae ("FNMA") and the Government National Mortgage Association ("GNMA"). CMOs may also be privately issued with varying degrees of credit enhancements. A CMO reallocates mortgage pool cash flow to a series of bonds (called traunches) with varying stated maturities, estimated average lives, coupon rates and prepayment characteristics. All of the Company's CMOs are rated in the highest category by at least two national rating services.

         At June 30, 2006, the Company's MBS portfolio totaled $155.8 million as compared to $162.2 million at June 30, 2005. The $6.4 million or 3.9% decrease in MBS balances outstanding during fiscal 2006 was primarily attributable to principal repayments on floating rate CMOs which were partially offset by purchases of floating rate CMOs. At June 30, 2006, approximately $153.5 million or 98.5% (book value) of the Company's portfolio of MBS, including CMOs, were comprised of adjustable or floating rate instruments, as compared to $158.4 million or 97.7% at June 30, 2005. Substantially all of the Company's floating rate MBS adjust monthly based upon changes in certain short-term market indices (e.g. LIBOR, Prime, etc.).

         The following tables set forth the amortized cost and estimated market values of the Company's MBSs available for sale and held to maturity as of the periods indicated.

                                               2006       2005       2004
                                               ----       ----       ----
MBS Available for Sale at June 30,                (Dollars in Thousands)
----------------------------------

FHLMC PCs                                    $     --   $     44   $     45
GNMA PCs                                        2,171      2,333      2,411
FNMA PCs                                           --        449        686
CMOs - agency collateral                           58         67         92
                                             --------   --------   --------
Total amortized cost                         $  2,229   $  2,893   $  3,234
                                             ========   ========   ========
Total estimated market value                 $  2,292   $  3,120   $  3,357
                                             ========   ========   ========

MBS Held to Maturity at June 30,
--------------------------------

FHLMC PCs                                    $     --   $      9   $     17
GNMA PCs                                           --        370        591
FNMA PCs                                           --         16         19
CMOs - agency collateral                       85,436    127,915     57,131
CMOs - single-family whole loan collateral     68,025     30,721     14,475
                                             --------   --------   --------
Total amortized cost                         $153,461   $159,031   $ 72,233
                                             ========   ========   ========
Total estimated market value                 $152,706   $159,566   $ 72,099
                                             ========   ========   ========

         The Company believes that its present MBS available for sale allocation of $2.3 million or 1.5% of the carrying value of the MBS portfolio, is adequate to meet anticipated future liquidity requirements and to reposition its balance sheet and asset/liability mix should it wish to do so in the future.

         The  following  table  sets  forth  the  amortized  cost,   contractual
maturities and weighted average yields of the Company's MBSs, including CMOs, at June 30, 2006.

                           One Year      After One to     After Five to    Over Ten
                            or Less       Five Years       Ten Years         Years           Total
                            -------       ----------       ---------         -----           -----
                                                     (Dollars in Thousands)

MBS Available for Sale   $         --    $         --    $         --    $      2,229    $      2,229
                                 0.00%           0.00%           0.00%           7.73%           7.73%

MBS Held to Maturity     $         --    $         --    $         --    $    153,461    $    153,461
                                 0.00%           0.00%           0.00%           6.16%           6.16%
                         ------------    ------------    ------------    ------------    ------------

Total                    $         --    $         --    $         --    $    155,690    $    155,690
                         ============    ============    ============    ============    ============
Weighted average yield           0.00%           0.00%           0.00%           6.18%           6.18%
                         ============    ============    ============    ============    ============

         Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company's MBS are expected to be substantially less than the scheduled maturities.

         The following table sets forth information with respect to the MBS owned by the Company at June 30, 2006, which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government or United States Government agencies and corporations. All MBS owned by the Company have been assigned a triple A investment grade rating.

                                                         Number of                        Estimated
Name of Issuer                                           Securities    Carrying Value   Market Value
--------------                                           ----------    --------------   ------------
                                                                   (Dollars in Thousands)

Countrywide Home Loans                                       8        $       35,867    $     35,846
Chase Mortgage Finance Corp.                                 2                11,151          11,156
Credit Suisse First Boston Mortgage Securities Corp.         3                10,440          10,445
Bank of America Mortgage Securities                          3                 6,758           6,811
GSR Mortgage Loan Trust                                      1                 3,809           3,808
                                                                      --------------    ------------

                                                                      $       68,025    $     68,066
                                                                      ==============    ============

Investment Securities

         The Company may invest in various types of securities, including corporate debt and equity securities, U.S. Government and U.S. Government agency obligations, securities of various federal, state and municipal agencies, FHLB stock, commercial paper, bankers' acceptances, federal funds and interest-bearing deposits with other financial institutions.

         The Company's investment activities are directly monitored by the Company's Finance Committee under policy guidelines adopted by the Board of Directors. In recent years, the general objective of the Company's investment policy has been to manage the Company's interest rate sensitivity gap and generally to increase interest-earning assets. As reflected in the table below, the Company increased its position of U.S. Government Agency obligations while decreasing its portfolio of floating rate CMO's. The Company purchased approximately $111.3 million of U.S. Government Agency obligations during fiscal 2006. Outstanding balances totaled $175.8 million or 86.0% of the total investment portfolio at June 30, 2006, as compared to $149.4 million or 78.3% of the total investment portfolio at June 30, 2005. At June 30, 2006, approximately $174.6 million or 99.3% of the Company's U.S. Government Agency portfolio was comprised of U.S. Government Agency securities with longer-terms to maturity and optional principal redemption features ("callable bonds").

         The following tables set forth the amortized cost and estimated market values of the Company's investment securities portfolio at the dates indicated.

                                                        2006      2005       2004
                                                        ----      ----       ----
Investment Securities Available for Sale at June 30,       (Dollars in Thousands)
----------------------------------------------------

Corporate debt obligations                           $      4   $  8,655   $  2,032
Commercial paper                                        7,993         --         --
Obligations of states and political subdivisions           --         --         --
                                                     --------   --------   --------
Total amortized cost                                    7,997      8,655      2,032
Equity securities                                         500        500      2,081
                                                     --------   --------   --------
Total amortized cost                                 $  8,497   $  9,155   $  4,113
                                                     ========   ========   ========
Total estimated market value                         $  8,469   $  9,155   $  4,416
                                                     ========   ========   ========

Investment Securities Held to Maturity at June 30,
--------------------------------------------------

Corporate debt obligations                           $     --   $     --   $ 13,772
U.S. Government agency securities                     175,755    149,360    223,808
Obligations of states and political subdivisions       12,197     24,551     31,593
                                                     --------   --------   --------
                                                      187,952    173,911    269,173
FHLB stock                                              7,861      7,769      7,532
                                                     --------   --------   --------
Total amortized cost                                 $195,813   $181,680   $276,705
                                                     ========   ========   ========
Total estimated market value                         $193,541   $182,092   $278,635
                                                     ========   ========   ========

         Information regarding the amortized cost, contractual maturities and weighted average yields of the Company's investment portfolio at June 30, 2006 is presented below.


Investment Securities                   One Year   After One to  After Five to   Over Ten
Available for Sale                      or Less     Five Years     Ten Years       Years         Total
------------------                      -------     ----------     ---------       -----         -----
                                                            (Dollars in Thousands)

Corporate debt obligations            $        4    $       --    $       --    $       --    $        4
                                            5.77%         0.00%         0.00%         0.00%         5.77%

Commercial paper                      $    7,993    $       --    $       --    $       --    $    7,993
                                            5.51%         0.00%         0.00%         0.00%         5.51%
                                      ----------    ----------    ----------    ----------    ----------

Total                                 $    7,997    $       --    $       --    $       --    $    7,997
                                      ==========    ==========    ==========    ==========    ==========
Weighted average yield                      5.51%         0.00%         0.00%         0.00%         5.51%
                                      ==========    ==========    ==========    ==========    ==========

Investment Securities                   One Year   After One to  After Five to   Over Ten
Held to Maturity                        or Less     Five Years     Ten Years       Years         Total
----------------                        -------     ----------     ---------       -----         -----
U.S. Government Agency
      securities                      $       --    $       --    $   48,360    $  127,395    $  175,755
                                            0.00%         0.00%         5.99%         5.20%         5.42%

Obligations of states and political
      subdivisions (1)                $       --    $      854    $      734    $   10,609    $   12,197
                                            0.00%         6.55%         8.44%         8.15%         8.06%
                                      ----------    ----------    ----------    ----------    ----------

Total                                 $       --    $      854    $   49,094    $  138,004    $  187,952
                                      ==========    ==========    ==========    ==========    ==========
Weighted average yield                      0.00%         6.55%         6.03%         5.43%         5.59%
                                      ==========    ==========    ==========    ==========    ==========

-----------------
(1) Tax exempt obligations of states and political subdivisions are calculated on a taxable equivalent basis utilizing a calculation that reflects the tax-exempt coupon, a 20% interest expense disallowance and a federal tax rate of 34%.

         Information regarding the amortized cost, earliest call dates and weighted average yield of the Company's investment portfolio at June 30, 2006, is presented below. All Company investments in callable U.S. Government Agency bonds were classified as held to maturity at June 30, 2006.

                                        One Year     After One to   After Five to    Over Ten
                                         or Less      Five Years      Ten Years        Years          Total
                                         -------      ----------      ---------        -----          -----
Corporate debt obligations            $         4    $        --    $        --    $        --    $         4
                                             5.77%          0.00%          0.00%          0.00%          5.77%

Commercial paper                      $     7,993    $        --    $        --    $        --    $     7,993
                                             5.51%          0.00%          0.00%          0.00%          5.51%

U.S. Government Agency
      securities                      $   138,859    $    35,645    $        --    $     1,251    $   175,755
                                             5.27%          6.02%          0.00%          5.38%          5.42%

Obligations of states and political
      subdivisions (1)                $     2,295    $     7,081    $     2,821    $        --    $    12,197
                                             8.74%          7.89%          7.91%          0.00%          8.05%
                                      -----------    -----------    -----------    -----------    -----------

Total                                 $   149,151    $    42,726    $     2,821    $     1,251    $   195,949
                                      ===========    ===========    ===========    ===========    ===========
Weighted average yield                       5.34%          6.33%          7.91%          5.38%          5.59%
                                      ===========    ===========    ===========    ===========    ===========

--------------
(1) Tax exempt obligations of states and political subdivisions are calculated on a taxable equivalent basis utilizing a calculation that reflects the tax-exempt coupon, a 20% interest expense disallowance and a federal tax rate of 34%.

         At June 30, 2006, the Company had no securities classified as trading investment securities.

         The following table sets forth information with respect to the investment securities owned by the Company at June 30, 2006 which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All Pennsylvania school district bonds securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services.

                                                                 Estimated
  Name of Issuer                          Carrying Value        Market Value
  --------------                          --------------        ------------
                                                  (Dollars in Thousands)
  Puget Sound Energy                          $ 3,997            $ 3,997
  Viacom Inc.                                   3,996              3,996
  New Castle PA School District                 2,979              3,130
                                              -------            -------

                                              $10,972            $11,123
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

         Deposits. The Company's deposits totaled $151.7 million at June 30, 2006, as compared to $164.7 million at June 30, 2005. Transaction accounts decreased approximately $7.9 million or 21.2%. Certificates of deposit increased approximately $429 thousand or 0.6%. Savings accounts decreased $7.5 million or 16.9% and money market accounts increased $2.9 million or 21.6%. In order to attract new and lower cost core deposits, the Company continued to promote a no minimum balance, "free", checking account product and Internet Banking. Current deposit products include regular savings accounts, demand accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts and certificates of deposit ranging in terms from 30 days to 10 years. Included among these deposit products are certificates of deposit with negotiable interest rates and balances of $100,000 or more, which amounted to $11.0 million or 7.3% of the Company's total deposits at June 30, 2006, as compared to $13.5 million or 8.2% at June 30, 2005. The Company's deposit products also include Individual Retirement Account certificates ("IRA certificates").

         The Company's deposits are obtained primarily from residents of northern Allegheny, southern Butler and eastern Beaver counties, Pennsylvania. The Company utilizes various marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at June 30, 2006. The Company has drive-up banking facilities and automated teller machines ("ATMs") at its McCandless, Franklin Park, Bellevue and Cranberry Township offices. The Company also has an ATM machine at its West View Office. The Company participates in the STAR(R) and CIRRUS(R) ATM networks. The Company also participates in an ATM program called the Freedom ATM AllianceSM. The Freedom ATM AllianceSM allows West View Savings Bank customers to use other Pittsburgh area Freedom ATM AllianceSM affiliates' ATMs without being surcharged and vice versa. The Freedom ATM AllianceSM was organized to help smaller local banks compete with larger national banks that have large ATM networks.

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

                                                             At June 30,
                                   ----------------------------------------------------------------
                                         2006                    2005                  2004
                                         ----                    ----                  ----
                                   Amount      Rate       Amount      Rate       Amount      Rate
                                   ------      ----       ------      ----       -----       ----
                                                        (Dollars in Thousands)
Regular savings and club
   accounts                       $ 39,877       0.70%   $ 44,479       0.70%   $ 44,091       0.76%
NOW accounts                        20,023       0.06      22,516       0.06      19,948       0.16
Money market deposit
   accounts                         15,024       2.75      13,538       1.23      13,839       0.79
Certificate of deposit accounts     66,599       3.62      65,036       2.67      72,800       2.52
Escrows                                804       1.37         797       1.63         899       1.67
                                  --------   --------    --------   --------    --------   --------
     Total interest-bearing
        deposits and escrows       142,327       2.19     146,366       1.53     151,577       1.53
Non-interest-bearing checking
   accounts                         12,513       0.00      12,774       0.00      12,542       0.00
                                  --------   --------    --------   --------    --------   --------
     Total deposits and escrows   $154,840       2.01%   $159,140       1.41%   $164,119       1.42%
                                  ========   ========    ========   ========    ========   ========

         The following table sets forth the net deposit flows of the Company during the periods indicated.

                                             Year Ended June 30,
                                      -------------------------------
                                        2006        2005        2004
                                        ----        ----        ----
                                           (Dollars in Thousands)
Increase (decrease) before interest
   credited                           $(15,947)   $  1,976   $(12,952)
Interest credited                        2,954       2,167      2,589
                                      --------    --------   --------
Net deposit increase (decrease)       $(12,993)   $  4,143   $(10,363)
                                      ========    ========   ========

         The following table sets forth maturities of the Company's certificates of deposit of $100,000 or more at June 30, 2006, by time remaining to maturity.

                                                          Amounts
                                                          -------
                                                   (Dollars in Thousands)
         Three months or less                             $ 2,972
         Over three months through six months               3,551
         Over six months through twelve months              1,572
         Over twelve months                                 2,904
                                                          -------
                                                          $10,999
                                                          =======

         Borrowings. Borrowings are comprised of FHLB advances with various terms and repurchase agreements with securities brokers with original maturities of ninety-two days or less. At June 30, 2006, borrowings totaled $237.8 million as compared to $224.7 million at June 30, 2005. The $13.1 million or 5.8% increase was primarily due to purchases of investments and mortgage-backed securities and decreases in deposits, which were partially offset by repayments on the Company's investment, mortgage-backed and loan portfolios. For a detailed discussion of the Company's asset and liability management activities, please see the "Quantitative and Qualitative Disclosures about Market Risk" section of the Company's fiscal year 2006 Annual Report included as Exhibit 13. Wholesale funding also provides the Company with a larger degree of control with respect to the term structure of its liabilities than traditional retail deposits. By utilizing borrowings, as opposed to retail certificates of deposit, the Company also avoids the additional operating costs associated with increasing its branch network and associated federal deposit insurance premiums.


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

Employees

         The Company had 36 full-time employees and 14 part-time employees as of June 30, 2006. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

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

         Commitments to Affiliated Institutions. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Savings Bank and to commit resources to support the Savings Bank in circumstances when it might not do so absent such policy. The legality and precise scope of this policy is unclear.


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

         FDIC Insurance Premiums. The Savings Bank currently pays deposit insurance premiums to the FDIC on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level of an institution's capital - "well capitalized", "adequately capitalized" and "undercapitalized"- which is defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.00% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns. The Savings Bank is a "well capitalized" institution as of June 30, 2006.

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

         The Small Business Job Protection Act of 1996, adopted in August 1996, generally (1) repealed the provision of the Code which authorized use of the percentage of taxable income method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (2) required that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period its applicable excess reserves. For a savings institution such as West View which is a "small bank", as defined in the Code, generally this is the excess of the balance of its bad debt reserves as of the close of its last taxable year beginning before January 1, 1996, over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. Any recapture would be suspended for any tax year that began after December 31, 1995, and before January 1, 1998 (thus a maximum of two years), in which a savings institution originated an amount of residential loans which was not less than the average of the principal amount of such loans made by a savings institution during its six most recent taxable years beginning before January 1, 1996. The amount of tax bad debt reserves subject to recapture was approximately $1.2 million, which was recaptured ratably over a six-year period ending December 31, 2003. In accordance with FASB No. 109, deferred income taxes have previously been provided on this amount, therefore no financial statement expense has been recorded as a result of this recapture. The Company's supplemental bad debt reserve of approximately $3.8 million is not subject to recapture.

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

         Audit by IRS. The Company's consolidated federal income tax returns for taxable years through December 31, 2002, have been closed for the purpose of examination by the Internal Revenue Service.

         State Taxation.  The Company is subject to the  Pennsylvania  Corporate
Net Income Tax and Capital Stock and Franchise Tax. The Pennsylvania Corporate Net Income Tax rate is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.489% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and consolidated net worth.

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

Item 1A. Risk Factors.
-------- -------------

         In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

         Our results of operations are significantly dependent on economic conditions and related uncertainties.

         Commercial banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policy. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the immediately succeeding risk factor. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and non-performing assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in Western Pennsylvania because we derive substantially all of our loans, deposits and other business from this area. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.

         Changes in interest rates could have a material adverse effect on our operations.

         The operations of financial institutions such as us are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; the ability of our borrowers to repay adjustable or variable rate loans; and the fair value of the derivatives carried on our balance sheet, derivative hedge effectiveness testing and the amount of ineffectiveness recognized in our earnings. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

         There are increased risks involved with multi-family residential, commercial real estate, commercial business and consumer lending activities.

         Our lending activities include loans secured by speculative construction, land acquisition and development and commercial real estate. In addition, from time to time we originate loans for the purchase or refinancing of multi-family residential real estate. Speculative residential construction, land acquisition and development, multi-family residential and commercial real estate lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity. Our lending activities also include commercial business loans to small to medium businesses, which generally are secured by various equipment, machinery and other corporate assets, and a variety of consumer loans, including home improvement loans, home equity loans and loans secured by automobiles and other personal property. Although commercial business loans and leases and consumer loans generally have shorter terms and higher interest rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.

         Our allowance for losses on loans and leases may not be adequate to cover probable losses.

         We have established an allowance for loan losses which we believe is adequate to offset probable losses on our existing loans and leases. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.

         We are subject to extensive regulation which could adversely affect our business and operations.

         We and our subsidiaries are subject to extensive federal and state governmental supervision and regulation, which are intended primarily for the protection of depositors. In addition, we and our subsidiaries are subject to changes in federal and state laws, as well as changes in regulations, governmental policies and accounting principles. The effects of any such potential changes cannot be predicted but could adversely affect the business and operations of us and our subsidiaries in the future.

         We  face   strong   competition   which  may   adversely   affect   our
profitability.

         We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Certain of our competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services. Competition from both bank and non-bank organizations will continue.

         We and our banking subsidiary are subject to capital and other requirements which restrict our ability to pay dividends.

         Our ability to pay dividends to our shareholders depends to a large extent upon the dividends we receive from West View Savings Bank. Dividends paid by the Savings Bank are subject to restrictions under Pennsylvania and federal laws and regulations. In addition, West View Savings Bank must maintain certain capital levels, which may restrict the ability of the Bank to pay dividends to us and our ability to pay dividends to our shareholders.

         Holders of our common stock have no preemptive right and are subject to potential dilution.

         Our articles of incorporation do not provide any shareholder with a preemptive right to subscribe for additional shares of common stock upon any increase thereof. Thus, upon issuance of any additional shares of common stock or other voting securities of the Company or securities convertible into common stock or other voting securities, shareholders may be unable to maintain their pro rata voting or ownership interest in us.


Item 1B. Unresolved Staff Comments
-------- -------------------------

         Not applicable.

Item 2.  Properties.
-------  -----------

         The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2006.

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

--------
(1) The Company operates this office out of a retirement community. The lease expired in June 2006. Negotiations are in process to extend the lease.
(2) The lease was for a period of 15 years ending in September 2006. The Company has renewed the lease for an additional ten years.

Item 3.  Legal Proceedings.
------   -----------------
         (a) The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

         (b) Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         Not applicable.

PART II.

Item 5.     Market for  Registrant's  Common Equity, Related Stockholder Matters
------      --------------------------------------------------------------------
            and Issuer Purchases of Equity Securities.
            ------------------------------------------

            (a)    The information  required herein is incorporated by reference
                   on  page  50  of  the   Company's   2006  Annual   Report  to
                   Stockholders included as Exhibit 13 ("2006 Annual Report").
            (b)    Not applicable.

            (c) The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended June 30, 2006.

------------------------------------------------------------------------------------------------------
                                 ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------------------------------------------------------------------------
                                                            Total Number of
                           Total                          Shares Purchased as      Maximum Number of
                         Number of                          part of Publicly    Shares that may yet be
                          Shares        Average Price      Announced Plans or   Repurchased Under the
       Period            Purchased    Paid per Share ($)      Programs (1)       Plans or Programs (2)
------------------------------------------------------------------------------------------------------
04/01/06 - 04/30/06          9,439                17.25                 9,439                  83,845
------------------------------------------------------------------------------------------------------
05/01/06 - 05/31/06              0                    -                     0                  83,845
------------------------------------------------------------------------------------------------------
06/01/06 - 06/30/06              0                    -                     0                  83,845
------------------------------------------------------------------------------------------------------
     Total                   9,439                17.25                 9,439                  83,845
------------------------------------------------------------------------------------------------------

------------

            (1)  All  shares  indicated   were   purchased  under the  Company's
                 Eighth Stock Repurchase Program.

            (2)  Eighth Stock Repurchase Program
                 (a)  Announced September 27, 2005.
                 (b)  125,000 common shares approved for repurchase.
                 (c)  No fixed date of expiration.
                 (d) This Program has not expired and has 83,845 shares remaining to be purchased at June 30, 2006.
                 (e)  Not applicable.

Item 6.     Selected Financial Data.
------      -----------------------

            The information required herein is incorporated by reference from pages 2 to 3 of the Company's 2006 Annual Report.

Item 7.     Management's  Discussion  and  Analysis  of  Financial Condition and
------      --------------------------------------------------------------------
            Results of Operations.
            ---------------------

            The information required herein is incorporated by reference from pages 4 to 13 of the Company's 2006 Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
-------     ----------------------------------------------------------

            The information required herein is incorporated by reference from pages 13 to 17 of the Company's 2006 Annual Report.

Item 8.     Financial Statements and Supplementary Data.
------      -------------------------------------------

            The information required herein is incorporated by reference from pages 18 to 49 of the Company's 2006 Annual Report.

Item 9.     Changes  in  and  Disagreements  with  Accountants on Accounting and
------      --------------------------------------------------------------------
            Financial Disclosure.
            --------------------

            Not applicable.

Item 9A.    Controls and Procedures.
-------     -----------------------

            Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

            No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
-------     -----------------

            Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.
-------     --------------------------------------------------

            The information required herein is incorporated by reference from pages 2 to 8 of the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders dated September 29, 2006 ("Proxy Statement").

            The Company has adopted a Code of Ethics for its employees and directors and executive officers. See Exhibits 14.1 and 14.2 to this Annual Report on Form 10-K. Upon receipt of a written request, the Company will furnish to any person, without charge, a copy of its Code of Ethics for its employees and directors and executive officers. Such written requests should be directed to WVS Financial Corp., 9001 Perry Highway, Pittsburgh, Pennsylvania 15237, attention: Corporate Secretary.

Item 11.    Executive Compensation.
-------     ----------------------

            The information required herein is incorporated by reference from pages 10 to 15 of the Company's Proxy Statement.

Item 12.    Security  Ownership of  Certain Beneficial Owners and Management and
-------     --------------------------------------------------------------------
            Related Stockholder Matters.
            ---------------------------

            The security ownership of certain beneficial owners and management information required herein is incorporated by reference from pages 8 to 9 of the Company's Proxy Statement. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of June 30, 2006.


                                        Equity Compensation Plan Information
===================================================================================================================

                                                                                   Number of securities remaining
                                 Number of securities to be    Weighted-average     available for future issuance
                                   issued upon exercise of     exercise price of   under equity compensation plans
                                    outstanding options,     outstanding options,  (excluding securities reflected
          Plan Category              warrants and rights      warrants and rights       in the first column)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders               36,406                   $15.51                       --
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                 --                       --                         --
-------------------------------------------------------------------------------------------------------------------
Total                                      36,406                   $15.51                       --
===================================================================================================================

Item 13.    Certain Relationships and Related Transactions.
-------     ----------------------------------------------

            The information required herein is incorporated by reference on page 15 of the Company's Proxy Statement.

Item 14.    Principal Accountant Fees and Services.
-------     --------------------------------------

            The information required herein is incorporated by reference on page 6 of the Company's Proxy Statement.

PART IV.

Item 15.    Exhibits and Financial Statement Schedules.
-------     ------------------------------------------

            (a) Documents filed as part of this report.

              (1)The  following  documents  are filed as part of this report and are incorporated herein by reference from the Company's 2006 Annual Report.

                 Report of Independent Registered Public Accounting Firm.

                 Consolidated Balance Sheet at June 30, 2006 and 2005.

                 Consolidated Statement of Income for the Years Ended June 30, 2006, 2005 and 2004.

                 Consolidated Statement of Changes in Stockholders' Equity for the Years Ended June 30, 2006, 2005 and 2004.

                 Consolidated Statement of Cash Flows for the Years Ended June 30, 2006, 2005 and 2004.

                 Notes to the Consolidated Financial Statements.

               (2)All  schedules for which  provision is made in the  applicable accounting regulation of the Securities and Exchange Commission ("SEC") are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

               (3)The  following  exhibits  are filed as part of this Form 10-K, and this list includes the Exhibit Index.

                   No.             Description                                                                 Page
                   ---        -------------------------                                                        ----
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

                  10.7        Directors Deferred Compensation Program***                                          *
                   13         2006 Annual Report to Stockholders                                     filed herewith
                  14.1        Ethics Policy                                                                   *****
                  14.2        Code of Ethics for Senior Financial Officers                                    *****
                   21         Subsidiaries of the Registrant - Reference is made to
                                   Item 1. "Business" for the required information                                2
                   23         Consent of Independent Registered Public Accounting Firm               filed herewith
                  31.1        Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive
                                 Officer                                                             filed herewith
                  31.2        Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting
                                 Officer                                                             filed herewith
                  32.1        Section 1350 Certification of the Chief Executive Officer              filed herewith
                  32.2        Section 1350 Certification of the Chief Accounting Officer             filed herewith


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

                                            WVS FINANCIAL CORP.



September 25, 2006                     By: /s/ David J. Bursic
                                           -------------------------------------
                                           David J. Bursic
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David J. Bursic
-----------------------------------------
David J. Bursic, Director, President and                     September 25, 2006
Chief Executive Officer
(Principal Executive Officer)




/s/ Keith A. Simpson
-----------------------------------------
Keith A. Simpson,  Vice President,                           September 25, 2006
Treasurer and Chief Accounting Officer
(Principal Accounting Officer)


/s/ Donald E. Hook
-----------------------------------------
Donald E. Hook,                                              September 25, 2006
Chairman of the Board of Directors


/s/ David L. Aeberli
-----------------------------------------
David L. Aeberli, Director                                   September 25, 2006


/s/ Arthur H. Brandt
-----------------------------------------
Arthur H. Brandt, Director                                   September 25, 2006


/s/ Lawrence M. Lehman
-----------------------------------------
Lawrence M. Lehman, Director                                 September 25, 2006


/s/ Margaret VonDerau
-----------------------------------------
Margaret VonDerau, Director                                  September 25, 2006