Form 10-Q
period 2006-08-31
WVS FINANCIAL CORP
filed 2006-11-14
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2006

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

                        Commission File Number: 0-22444

                               WVS Financial Corp.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                  25-1710500
----------------------------------------          ------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                   Identification Number)

           9001 Perry Highway
        Pittsburgh, Pennsylvania                            15237
-----------------------------------------         ------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (412) 364-1911
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
YES [X] NO [_]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12 b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
YES [_] NO [X]

         Shares outstanding as of November 13, 2006: 2,309,815 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.        Financial Information                                       Page
-------        ---------------------                                       ----

Item 1.        Financial Statements

               Consolidated Balance Sheet as of
               September 30, 2006 and June 30, 2006
               (Unaudited)                                                  3

               Consolidated Statement of Income
               for the Three Months Ended
               September 30, 2006 and 2005 (Unaudited)                      4

               Consolidated Statement of Changes in
               Stockholders' Equity for the Three Months
               Ended September 30, 2006 (Unaudited)                         5

               Consolidated Statement of Cash Flows
               for the Three Months Ended September 30,
               2006 and 2005 (Unaudited)                                    6

               Notes to Unaudited Consolidated
               Financial Statements                                         8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations for the Three Months
               Ended September 30, 2006                                    11

Item 3.        Quantitative and Qualitative Disclosures
               about Market Risk                                           17

Item 4.        Controls and Procedures                                     22

PART II.       Other Information                                          Page
--------       -----------------                                          ----

Item 1.        Legal Proceedings                                           23
Item 1A.       Risk Factors                                                23
Item 2.        Unregistered Sales of Equity Securities and
               Use of Proceeds                                             23
Item 3.        Defaults upon Senior Securities                             23
Item 4.        Submission of Matters to a Vote of Security Holders         24
Item 5.        Other Information                                           24
Item 6.        Exhibits                                                    24
               Signatures                                                  25


                                  WVS FINANCIAL CORP. AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEET
                                             (UNAUDITED)
                                            (In thousands)
                                                                 September 30, 2006    June 30, 2006
                                                                 ------------------   ---------------
          Assets
          ------
Cash and due from banks                                            $           994    $         1,099
Interest-earning demand deposits                                             2,033                 97
                                                                   ---------------    ---------------
Total cash and cash equivalents                                              3,027              1,196
Investment securities available-for-sale (amortized cost of
   $504 and $8,497)                                                            488              8,469
Investment securities held-to-maturity (market value of
   $202,777 and $185,680)                                                  202,309            187,952
Mortgage-backed securities available-for-sale (amortized cost of
   $2,219 and $2,229)                                                        2,306              2,292
Mortgage-backed securities held-to-maturity (market value of
   $145,793 and $152,706)                                                  145,857            153,461
Net loans receivable (allowance for loan losses of $956 and
   $957)                                                                    57,224             55,702
Accrued interest receivable                                                  3,410              2,921
Federal Home Loan Bank stock, at cost                                        6,670              7,861
Premises and equipment                                                         839                864
Other assets                                                                 1,053              1,024
                                                                   ---------------    ---------------
          TOTAL ASSETS                                             $       423,183    $       421,742
                                                                   ===============    ===============

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                   $        22,108    $        11,315
   NOW accounts                                                             17,687             18,083
   Savings accounts                                                         34,878             36,851
   Money market accounts                                                    16,474             16,562
   Certificates of deposit                                                  71,192             67,890
   Advance payments by borrowers for taxes and insurance                       321              1,012
                                                                   ---------------    ---------------
    Total savings deposits                                                 162,660            151,713
Federal Home Loan Bank advances: long-term                                 133,579            138,579
Federal Home Loan Bank advances: short-term                                     --             23,150
Other borrowings                                                            91,500             76,048
Accrued interest payable                                                     1,600              1,451
Other liabilities                                                            4,116              1,383
                                                                   ---------------    ---------------
     TOTAL LIABILITIES                                                     393,455            392,324
                                                                   ---------------    ---------------

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   Outstanding                                                                  --                 --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,769,838 and 3,769,838 shares issued                                        38                 38
Additional paid-in capital                                                  20,817             20,817
Treasury stock: 1,449,491 and 1,434,606 shares at cost,
    Respectively                                                           (21,924)           (21,679)
Retained earnings, substantially restricted                                 30,753             30,221
Accumulated other comprehensive income                                          46                 23
Unreleased shares - Recognition and Retention Plans                             (2)                (2)
                                                                   ---------------    ---------------
     TOTAL STOCKHOLDERS' EQUITY                                             29,728             29,418
                                                                   ---------------    ---------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $       423,183    $       421,742
                                                                   ===============    ===============

                See accompanying notes to unaudited consolidated financial statements.

                         WVS FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF INCOME
                                    (UNAUDITED)
                       (In thousands, except per share data)

                                                             Three Months Ended
                                                                September 30,
                                                         --------------------------
                                                             2006           2005
                                                         -----------    -----------
INTEREST AND DIVIDEND INCOME:
     Loans                                               $     1,052    $     1,052
     Investment securities                                     2,566          1,856
     Mortgage-backed securities                                2,399          1,882
     Interest-earning deposits with other institutions             4              3
     Federal Home Loan Bank stock                                 97             47
                                                         -----------    -----------
          Total interest and dividend income                   6,118          4,840
                                                         -----------    -----------

INTEREST EXPENSE:
     Deposits                                                    968            711
     Federal Home Loan Bank advances                           1,908          2,007
     Other borrowings                                          1,162            667
                                                         -----------    -----------
          Total interest expense                               4,038          3,385
                                                         -----------    -----------

NET INTEREST INCOME                                            2,080          1,455
RECOVERY FOR LOAN LOSSES                                          (9)           (66)
                                                         -----------    -----------
NET INTEREST INCOME AFTER RECOVERY FOR LOAN LOSSES             2,089          1,521
                                                         -----------    -----------


NON-INTEREST INCOME:
     Service charges on deposits                                  88             95
     Investment securities gains                                  --             30
     Other                                                        64             82
                                                         -----------    -----------
          Total non-interest income                              152            207
                                                         -----------    -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                              489            469
     Occupancy and equipment                                      91            101
     Data processing                                              63             67
     Correspondent bank service charges                           39             36
     Other                                                       220            216
                                                         -----------    -----------
          Total non-interest expense                             902            889
                                                         -----------    -----------

INCOME BEFORE INCOME TAXES                                     1,339            839
INCOME TAXES                                                     435            231
                                                         -----------    -----------
NET INCOME                                               $       904    $       608
                                                         ===========    ===========

EARNINGS PER SHARE:
     Basic                                               $      0.39    $      0.25
     Diluted                                             $      0.39    $      0.25

AVERAGE SHARES OUTSTANDING:
     Basic                                                 2,327,183      2,387,653
     Diluted                                               2,329,120      2,391,294


       See accompanying notes to unaudited consolidated financial statements.


                                                WVS FINANCIAL CORP. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)
                                                          (In thousands)
                                                                                         Accumulated
                                                                             Retained       Other
                                                Additional                   Earnings       Compre-     Unallocated
                                   Common        Paid-In       Treasury    Substantially    hensive     Shares Held
                                    Stock        Capital        Stock       Restricted      Income         by RRP         Total
                                    -----        -------        -----       ----------      ------         ------         -----
Balance at June 30, 2006         $        38   $    20,817   $   (21,679)   $    30,221   $        23   $        (2)   $    29,418

Comprehensive income:

   Net Income                                                                       904                                        904
   Other comprehensive
     income:
      Change in unrealized
          holding gains on
          securities, net of
          income tax effect of
          $12                                                                                      23                           23
                                                                                                                       -----------

Comprehensive income                                                                                                           927

Purchase of shares for
   treasury stock                                                   (245)                                                     (245)


Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                                                     --             --

Exercise of stock options                 --            --                                                                      --

Cash dividends declared
   ($0.16 per share)                                                               (372)                                      (372)
                                 -----------   -----------   -----------    -----------   -----------   -----------    -----------

Balance at Sept 30, 2006         $        38   $    20,817   $   (21,924)   $    30,753   $        46   $        (2)   $    29,728
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


                               WVS FINANCIAL CORP. AND SUBSIDIARY
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)
                                         (In thousands)

                                                                             Three Months Ended
                                                                                September 30,
                                                                            --------------------
                                                                              2006        2005
                                                                            --------    --------
OPERATING ACTIVITIES

Net income                                                                  $    904    $    608
Adjustments to reconcile net income to cash provided by operating activities:
   Recovery for loan losses                                                       (9)        (66)
   Depreciation                                                                   32          46
   Investment securities gains                                                    --         (30)
   Amortization of discounts, premiums and deferred loan fees                    (51)        (61)
   Increase in accrued and deferred taxes                                         27         161
   Increase in accrued interest receivable                                      (489)       (281)
   Increase in accrued interest payable                                          149         116
   Other, net                                                                    673          91
                                                                            --------    --------
         Net cash provided by operating activities                             1,236         584
                                                                            --------    --------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                        --        (687)
   Proceeds from repayments of investments and mortgage-backed securities      8,009       1,080
   Proceeds from sale of investment and mortgage-backed securities                --       1,016
Held-to-maturity:
   Purchases of investments                                                  (18,331)    (24,997)
   Purchases of mortgage-backed securities                                    (4,998)    (61,159)
   Proceeds from repayments of investments                                     6,009      39,966
   Proceeds from repayments of mortgage-backed securities                     12,617      39,887
(Increase) decrease in net loans receivable                                   (1,527)      1,110
Purchase of Federal Home Loan Bank stock                                        (753)     (2,049)
Redemption of Federal Home Loan Bank stock                                     1,944       2,354
Acquisition of premises and equipment                                             (7)        (14)
                                                                            --------    --------
         Net cash provided by (used for) investing activities                  2,963      (3,493)
                                                                            --------    --------


                             WVS FINANCIAL CORP. AND SUBSIDIARY
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (UNAUDITED)
                                       (In thousands)

                                                                         Three Months Ended
                                                                           September 30,
                                                                        --------------------
                                                                          2006        2005
                                                                        --------    --------
FINANCING ACTIVITIES

Net increase in transaction and passbook accounts                          8,336       1,433
Net increase in certificates of deposit                                    3,302         731
Net (decrease) increase in FHLB short-term advances                      (23,150)      1,875
Net increase (decrease) in other borrowings                               15,452        (475)
Repayments of Federal Home Loan Bank long-term advances                   (5,000)         --
Net decrease in advance payments by borrowers for taxes and insurance       (691)       (700)
Cash dividends paid                                                         (372)       (383)
Funds used for purchase of treasury stock                                   (245)       (614)
                                                                        --------    --------
         Net cash (used for) provided by financing activities             (2,368)      1,867
                                                                        --------    --------

         Increase (decrease) in cash and cash equivalents                  1,831      (1,042)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                       1,196       3,566
                                                                        --------    --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $  3,027    $  2,524
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                      $  3,889    $  3,269
      Income taxes                                                      $    420    $     40

           See accompanying notes to unaudited consolidated financial statements.


                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments
(consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

         In September 2006, the FASB issued FAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position.

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

         In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 ("EITF 06-4"), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in
substance,   an  individual
deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations or financial condition.

         In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5("EITF 06-5"), Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations or financial condition.

3.       EARNINGS PER SHARE
         ------------------

         The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

                                                                 Three Months Ended
                                                                   September 30,
                                                              ------------------------
                                                                 2006           2005
                                                              ----------    ----------
Weighted average common shares issued                          3,769,838     3,762,618
Average treasury stock shares                                 (1,442,655)   (1,374,965)
                                                              ----------    ----------

Weighted average common shares and common stock equivalents
  used to calculate basic earnings per share                   2,327,183     2,387,653
Additional common stock equivalents (stock options) used to
  calculate diluted earnings per share                             1,937         3,641
                                                              ----------    ----------

Weighted average common shares and common stock equivalents
  used to calculate diluted earnings per share                 2,329,120     2,391,294
                                                              ==========    ==========

         All options at September 30, 2006 and September 30, 2005 were included in the computation of diluted earnings per share.

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

5.       COMPREHENSIVE INCOME
         --------------------

         Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

                                     Three Month Ended September 30,
                                    ---------------------------------
                                         2006              2005
                                    ---------------   ---------------

      Net income                             $  904            $  608
      Other comprehensive
      (loss) income:
           Unrealized gains
           (losses) on available
            for sale securities     $   35            $  (58)

             Less:
             Reclassification
             adjustment for
             gain included in
             net income                 --               (30)
                                    ------   ------   ------   ------
      Other comprehensive gain
       (loss), before tax                        35               (88)
      Income tax expense
       (benefit) related to other
        comprehensive gain (loss)                12               (30)
                                             ------            ------
      Other comprehensive gain
      (loss), net of tax                         23               (58)
                                             ------            ------
      Comprehensive income                   $  927            $  550
                                             ======            ======

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

FORWARD LOOKING STATEMENTS

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

            o general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses or a reduced demand for credit or fee-based products and services;

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

         West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2006.

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

FINANCIAL CONDITION

         The Company's assets totaled $423.2 million at September 30, 2006, as compared to $421.7 million at June 30, 2006. The $1.5 million or 0.3% increase in total assets was primarily comprised of a $6.4 million or 3.2% increase in investment securities, a $1.8 million or 153.1% increase in cash and cash equivalents, a $1.5 million or 2.7% increase in net loans receivable and a $489 thousand or 16.7% increase in accrued interest receivable, which were partially offset by a $7.6 million or 4.9% decrease in mortgage-backed securities and a $1.2 million or 15.2% decrease in FHLB stock. The increase in investment securities is attributable to purchases of fixed-rate callable U.S. government agency bonds, while the decrease in mortgage-backed securities was attributable to repayments on the Company's portfolio of floating rate collateralized mortgage obligations. See "Asset and Liability Management".

         The Company's total liabilities increased $1.2 million or 0.3% to $393.5 million as of September 30, 2006, from $392.3 million as of June 30, 2006. The $1.2 million increase in total liabilities was primarily comprised of a $15.5 million or 20.3% increase in other short-term borrowings, a $10.9 million or 7.2% increase in total savings deposits, and a $2.7 million or 197.6% increase in other liabilities, which were partially offset by a $23.2 million or 100.0% decrease in short-term FHLB advances and a $5.0 million or 3.6% decrease in long-term FHLB advances. Demand deposits increased $10.4 million, certificates of deposit increased $3.3 million while savings accounts decreased $2.0 million and advanced payments by borrowers for taxes and insurance decreased $691 thousand. The increase in demand deposits was principally attributable to seasonal increases in local real estate tax collector accounts. Management believes that the changes in savings accounts and advance payments by borrowers for taxes and insurance were primarily attributable to seasonal payments of local and school real estate taxes.

         Total stockholders' equity increased $310 thousand or 1.1% to $29.7 million as of September 30, 2006, from approximately $29.4 million as of June 30, 2006. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $245 thousand and $372 thousand, respectively, which were more than offset by net income of $904 thousand and a $23 thousand increase in accumulated other comprehensive income for the three months ended September 30, 2006.

RESULTS OF OPERATIONS

         General. WVS reported net income of $904 thousand or $0.39 diluted earnings per share for the three months ended September 30, 2006. Net income increased by $296 thousand or 48.7% and diluted earnings per share increased $0.14 or 56.0% for the three months ended September 30, 2006, when compared to the same period in 2005. The increase in net income was primarily attributable to a $625 thousand increase in net interest income, which was partially offset by a $204 thousand increase in income tax expense, a $57 thousand decrease in credit provisions for loan losses, a $55 thousand decrease in non-interest income, and an $13 thousand increase in non-interest expense.

         Net Interest Income. The Company's net interest income increased by $625 thousand or 43.0% for the three months ended September 30, 2006, when compared to the same period in 2005. The increase in net interest income for the three month period was primarily attributable to higher rates received on the Company's interest-earning assets, which more than offset higher rates paid on other short-term borrowings and time deposits. The increases in both rates earned on interest-earning assets and rates paid on interest-bearing liabilities reflects the higher levels of short and intermediate term market interest rates fueled by the Federal Reserve Board's increases in its targeted Federal Funds Rate.

         Interest Income. Interest on net loans receivable was unchanged for the three months ended September 30, 2006, when compared to the same period in 2005. An increase of 47 basis points in the weighted average yield earned on net loans receivable was offset by a decrease of $3.9 million in the average balance of net loans receivable outstanding for the three months ended September 30, 2006, when compared to the same period in 2005. The decrease in the average loan balance outstanding for the three months ended September 30, 2006 was attributable in part to the Company's asset/liability management strategy. The Company has limited its portfolio origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

         Interest on mortgage-backed securities increased $517 thousand or 27.5% for the three months ended September 30, 2006, when compared to the same period in 2005. The increase for the three months ended September 30, 2006 was primarily attributable to a 173 basis point increase in the average yield earned on mortgage-backed securities outstanding for the period, which was partially offset by a $12.6 million decrease in the average balance of mortgage-backed securities outstanding for the period for the three months ended September 30, 2006 when compared to the same period in 2005. The increase in the weighted average yield earned on mortgage-backed securities was consistent with higher market interest rates for the three months ended September 30, 2006. The decrease in the average balances of mortgage-backed securities during the three months ended September 30, 2006 was primarily attributable to paydowns on the floating rate mortgage-backed securities in the Company's portfolio.

         Interest on investment securities increased by $710 thousand or 38.3% for the three months ended September 30, 2006 when compared to the same period in 2005. The increase was attributable to a 117 basis point increase in the weighted average yield earned on the Company's investment securities and a $14.3 million increase in associated average balances. The increase in yields earned were consistent with increases in market interest rates. The increases in average balances were associated with the Company's reinvestment of proceeds into fixed rate callable U.S. Government Agency securities.

         Dividends received on FHLB stock increased by $50 thousand or 106.4%. The increase was primarily attributable to a 302 basis point increase in the dividend rate received.

         Interest Expense. Interest expense on deposits and escrows increased $257 thousand or 36.1% for the three months ended September 30, 2006 when compared to the same period in 2005. The increase in interest expense on deposits for the three months ended September 30, 2006 was attributable to a 82 basis point increase in the weighted average rate paid on interest-bearing deposits and a $3.6 million increase in the average balance of money markets and certificates of deposit for the three months ended September 30, 2006, when compared to the same period in 2005. The average yield paid on interest-bearing deposits reflects higher market interest rates for time and money market deposits for the three months ended September 30, 2006.

         Interest paid on FHLB advances decreased $99 thousand or 4.9% for the three months ended September 30, 2006 when compared to the same period in 2005. The decrease for the three months ended September 30, 2006 was primarily attributable to a $8.2 million decrease in the average balances of FHLB long-term advances.

         Interest paid on other borrowings increased $495 thousand or 74.2% for the three months ended September 30, 2006 when compared to the same period in 2005. The increase for the three months ended September 30, 2006 was attributable to a 188 basis point increase in rates paid and a $10.5 million increase in associated average balances. The increase in rates paid was consistent with increases in short-term market interest rates. The increase in average balances is attributable to shortening a portion of the Company's liability structure as part of its asset/liability management strategy.

         Recovery for Loan Losses. A provision (recovery) for loan losses is charged (credited) to earnings to maintain the total allowance at a level considered adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio considering past experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

         The Company recorded a recovery for loan losses of $9 thousand for the three months ended September 30, 2006 compared to a recovery for loan loss of $66 thousand for the same period in 2005. The $66 thousand recovery during the quarter ended September 30, 2005 was primarily attributable to the $35 thousand allowance reallocation and a $23 thousand reduction due to the payoff of one non-accrual loan. During the quarter ended September 30, 2005, the Company reallocated a portion of its allowance for loan and lease losses attributable to off-balance sheet liabilities (builder letters of credit) to a separate reserve account for financial reporting purposes. The provision for loan losses was reduced by, and a non-interest expense was charged, $35 thousand in connection with this reallocation of allowances. At September 30, 2006, the Company's total allowance for loan losses amounted to $956 thousand or 1.6% of the Company's total loan portfolio, as compared to $957 thousand or 1.7% at June 30, 2006.

         Non-Interest Income. Non-interest income decreased by $55 thousand or 26.6% for the three months ended September 30, 2006 when compared to the same period in 2005. The decrease was primarily attributable to a decrease of $30 thousand in pre-tax gains on the sale of investment securities, a $7 thousand decrease in fees earned on mortgage applications taken on a correspondent basis, a $7 thousand decrease in service charges on deposits and a $5 thousand decrease in ATM and debit card fee income.

         Non-Interest Expense. Non-interest expense increased $13 thousand or 1.5% for the three months ended September 30, 2006 when compared to the same period in 2005. The increase was principally attributable to a $20 thousand increase in payroll and benefit related costs, which were partially offset by a $10 thousand decrease in occupancy and equipment costs when compared to the same period in 2005.

         Income Tax Expense. Income tax expense increased $204 thousand or 88.3% for the three months ended September 30, 2006 when compared to the same period in 2005. The increase was primarily attributable to an increased level of taxable income for the three months ended September 30, 2006 when compared to the same period in 2005 and a higher effective tax rate. The Company's effective tax rate increased primarily due to issued redemptions of tax-exempt municipal securities prior to maturity, corresponding lower levels of tax-exempt income as well as a lower percentage of tax-exempt income to total interest income for the period ended September 30, 2006 when compared to the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $1.2 million during the three months ended September 30, 2006. Net cash provided by operating activities was primarily comprised of $904 thousand of net income, a $149 thousand increase in accrued interest payable and $32 thousand in fixed asset depreciation.

         Funds provided by investing activities totaled $3.0 million during the three months ended September 30, 2006. Primary sources of funds during the three months ended September 30, 2006, included maturities and repayments of investment, mortgage-backed securities and FHLB Stock totaling $14.0 million, $12.6 million and $1.9 million, respectively, which were partially offset by purchases of investments, mortgage-backed securities and FHLB Stock totaling $18.3 million, $5.0 million and $753 thousand, respectively, and a $1.5 million increase in net loans receivable.

         Funds used for financing activities totaled $2.4 million for the three months ended September 30, 2006. The primary uses included a $23.2 million decrease in short-term FHLB advances, a $5.0 million decrease in long-term FHLB advances, $372 thousand in cash dividends paid on the Company's common stock and $245 thousand in treasury stock purchases, which were partially offset by a $15.5 million increase in other short-term borrowings and a $10.9 million increase in deposits. The $10.9 million increase in total deposits consisted of a $10.4 million increase in demand deposits as a result of increases in balances for local tax collectors and a $3.3 million increase in time deposits primarily due to accounts opened by local and county municipal governments, which were partially offset by a $2.0 million decrease in passbook accounts and a $691 thousand decrease in mortgage escrow accounts. The decreases in passbook and escrow accounts are due primarily to the payments of property taxes by and for customers. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

         The Company's primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At September 30, 2006, the total approved loan commitments outstanding amounted to approximately $1.1 million. At the same date, commitments under unused lines of credit amounted to $7.2 million and the unadvanced portion of construction loans approximated $10.5 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2006 totaled $47.9 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

         On October 31, 2006, the Company's Board of Directors declared a cash dividend of $0.16 per share payable November 16, 2006, to shareholders of record at the close of business on November 6, 2006. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

         As of September 30, 2006, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $29.7 million or 23.1% and $30.7 million or 23.9%, respectively, of total risk-weighted assets, and Tier I leverage capital of $29.7 million or 7.19% of average quarterly assets.

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

         The  Company's  nonperforming  assets at  September  30,  2006  totaled approximately $293 thousand or 0.07% of total assets as compared to $318 thousand or 0.08% of total assets at June 30, 2006. Nonperforming assets at September 30, 2006 consisted of: four single-family real estate loans totaling $262 thousand, one line of credit secured by single-family real estate totaling $17 thousand, one secured consumer loan totaling $8 thousand and one single-family real estate owned property with a book value of approximately $6 thousand.

         The $25 thousand decrease in nonperforming assets during the three months ended September 30, 2006 was primarily attributable to the reclassification of a $29 thousand single-family real estate loan from non-performing to performing and $3 thousand charge off related to the single-family real estate owned property which were partially offset by the
addition  to   non-accrual   status  of  one  secured   consumer  loan  totaling
approximately $8 thousand. These loans are in various stages of collection activity.

         At September 30, 2006, the Company had one previously restructured and potential problem commercial real estate loan to a retirement village located in the North Hills totaling $973 thousand. The Savings Bank's outstanding principal balance totaled $2.0 million at June 30, 2003. During the quarter ended September 30, 2003, the Savings Bank redeemed $388 thousand of participating interests. During the quarter ended December 31, 2003, the Bank sold a forty percent participating interest to another financial institution at par resulting in proceeds totaling $979 thousand. The Savings Bank's outstanding principal balance totaled $984 thousand at June 30, 2006. The Company had recorded interest received on this credit on a cost recovery basis until September 30, 2003 and is now recording interest income. At September 30, 2006, this credit was less than one payment past due.

         At September 30, 2006, the Company had one previously restructured loan secured by undeveloped land totaling $344 thousand and one previously restructured unsecured loan totaling $43 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, the Company had recorded interest payments received on a cost recovery basis until June 30, 2006 and is now recording interest income.

         During the three months ended September 30, 2006, approximately $3 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the quarter ended September 30, 2006. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

         Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest-rate changes. For example, assume that an institution's assets carry intermediate or long-term fixed rates and that those assets were funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution's interest expense on its liabilities may not be sufficiently offset if assets continue to earn interest at the long-term fixed rates. Accordingly, an institution's profits could decrease on existing assets because the institution will either have lower net interest income or, possibly, net interest expense. Similar risks exist when assets are subject to contractual interest-rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing-rate environment.

         During the quarter ended September 30, 2006, the Federal Open Market Committee held its targeted federal funds rate at 5.25%. The benchmark two and ten year treasury yields were 4.71% and 4.64%, respectively, at September 30, 2006 as compared to 5.16% and 5.15%, respectively, at June 30, 2006. These changes in short, intermediate and long-term market interest rates, the inversion of the Treasury yield curve and continued high levels of interest rate volatility have impacted prepayments in the Company's loan, investment and mortgage-backed securities portfolios and a marked compression of industry-wide net interest margins.

         Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the three months ended September 30, 2006, totaled $14.0 million, $12.6 million and $6.4 million, respectively. In response to higher levels of liquidity the Company continued to rebalance its loan, investment and mortgage-backed securities portfolios.

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

         The Company purchased fixed rate callable U. S. Government Agency bonds in order to earn a spread against the Company's long-term FHLB advances while limiting interest rate risk within the portfolio. To a lesser extent, the Company continued to purchase floating rate securities in order to provide current income and in response to higher short-term market interest rates. Each of the aforementioned strategies also helped to better match the interest-rate and liquidity risks associated with the Savings Bank's customers' liquidity preference for shorter term deposit products.

         During the quarter ended September 30, 2006, principal investment purchases were comprised of callable fixed rate government agency bonds with ten year final maturities and initial lock-out periods as follows: 24 months - $18.3 million with weighted average yields to call of approximately 6.04%; and floating rate collateralized mortgage obligations which reprice monthly - $5.0 million with an original weighted average yield of 6.19%. Major investment proceeds received during the quarter ended September 30, 2006 were: mortgage-backed securities - $12.6 million; corporate commercial paper - $8.0 million with a weighted average yield of 5.59%; callable government agency bonds
- $5.0 million with a weighted average yield of approximately 3.66%; and tax-free municipal bonds - $1.0 million with a weighted average yield of approximately 5.35%.

         As of September 30, 2006, the implementation of these asset and liability management initiatives resulted in the following:

     1) $145.9 million or 98.5% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were comprised of floating rate instruments that reprice on a monthly basis.
     2) $68.0 million or 32.5% of the Company's investment portfolio was comprised of fixed to floating rate U.S. Government Agency bonds which will reprice as follows: 3 months or less - $28.0 million; 3 - 6 months - $15.0 million; 6 - 12 months - $10.0 million; and over 1 year
          - $15.0 million. Management currently believes that these bonds are likely to be repaid during the intervals shown.
     3) $104.7 million or 50.0% of the Company's investment portfolio was comprised of fixed-rate callable U.S. Government Agency bonds which are callable as follows: 3 months or less - $30.1 million; 3 - 6 months - $5.6 million; 6 - 12 months - $15.0 million; 1 - 2 years - $36.9 million; and over 2 years - $17.1 million. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates.
     4) $15.2 million or 7.3% of the Company's investment portfolio was comprised of U.S. Government Agency Step-up bonds which will reprice as follows: 6 - 12 months - $8.5 million from 4.00% to 7.00%, $2.0 million from 4.40% to 7.00%; and 1 - 2 years - $4.7 million from 4.70% to 6.00%. Management believes that substantially all of these bonds are likely to be repaid during the intervals shown.
     5) An aggregate of $34.0 million or 59.4% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months; and
     6) The maturity distribution of the Company's borrowings is as follows: 1 month or less - $91.5 million or 40.7%; 1 - 3 years - $8.5 million or 3.8%; 3 - 5 years - $117.6 million or 52.2%; and over 5 years - $7.5 million or 3.3%.

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

         As part of its asset/liability management strategy, the Company maintained an asset sensitive financial position. An asset sensitive financial position may benefit earnings during a period of rising interest rates and reduce earnings during a period of declining interest rates.

         The following table sets forth certain information at the dates indicated relating to the Company's interest-earning assets and interest-bearing liabilities which are estimated to mature or are scheduled to reprice within one year.

                                              September 30,            June 30,
                                              ------------    ----------------------------
                                                  2006           2006             2005
                                              ------------    ------------    ------------
                                                        (Dollars in Thousands)

Interest-earning assets maturing or
   repricing within one year                  $    306,350    $    273,884    $    318,015
Interest-bearing liabilities maturing or
   repricing within one year                       183,632         194,509         181,085
                                              ------------    ------------    ------------


Interest sensitivity gap                      $    122,718    $     79,375    $    136,930
                                              ============    ============    ============

Interest sensitivity gap as a percentage of
   total assets                                      29.00%          18.82%           32.5%
Ratio of assets to liabilities
   maturing or repricing within one year            166.83%         140.81%          175.6%


         During the quarter ended September 30, 2006, the Company managed its one year interest sensitivity gap by: (1) limiting the portfolio origination of long-term fixed rate mortgages; (2) emphasizing loans with shorter-terms or repricing frequencies; (3) purchasing investments with call protection of 2 years or more; and (4) purchasing floating rate CMO's which reprice on a monthly basis.

          The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at September 30, 2006. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

                        Cumulative Stressed Repricing Gap
                        ---------------------------------

                      Month 3       Month 6      Month 12      Month 24      Month 36      Month 60        Long Term
                      -------       -------      --------      --------      --------      --------        ---------
                                                          (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
  Gap ($'s)           (48,394)      (36,580)     (46,982)       (55,560)      (56,479)      (68,672)         27,255
% of Total
  Assets                -11.4%         -8.6%       -11.1%         -13.1%        -13.3%        -16.2%            6.4%
Base Case Up 100 bp
-------------------
Cummulative
  Gap ($'s)               804        12,776        2,583         (5,668)       (6,518)      (67,600)         27,255
% of Total
  Assets                  0.2%          3.0%         0.6%          -1.3%         -1.5%        -16.0%            6.4%
Base Case No Change
-------------------
Cummulative
  Gap ($'s)           104,467       116,950      122,718        138,176       133,279        52,488          27,255
% of Total
  Assets                 24.7%         27.6%        29.0%          32.7%         31.5%         12.4%            6.4%
Base Case Down 100 bp
---------------------
Cummulative
  Gap ($'s)           109,395       128,626      135,384        163,360       172,744        58,200          27,255
% of Total
  Assets                 25.9%         30.4%        32.0%          38.6%         40.8%         13.8%            6.4%
Base Case Down 200 bp
---------------------
Cummulative
  Gap ($'s)           111,518       131,961      139,280        167,893       176,502        58,870          27,255
% of Total
  Assets                 26.4%         31.2%        32.9%          39.7%         41.7%         13.9%            6.4%


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

              The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2006. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at September 30, 2006 remained constant.

           Analysis of Sensitivity to Changes in Market Interest Rates
           -----------------------------------------------------------

                                                        Modeled Change in Market Interest Rates
                                          ------------------------------------------------------------------
Estimated impact on:                         -200            -100           0          +100           +200
--------------------
   Change in net interest income            -22.7%          -8.0%        0.00%         -2.9%         -26.6%

   Return on average equity                  8.43%         10.93%       12.22%        11.55%          7.44%

   Return on average assets                  0.58%          0.76%        0.85%         0.81%          0.52%

   Market value of equity (in
      thousands)                          $25,342        $26,439      $29,047        $24,373       $10,843


         The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2006.

                               Anticipated Transactions
                 -----------------------------------------------------
                                                (Dollars in Thousands)
                 Undisbursed construction and
                     land development loans
                       Fixed rate                      $ 3,546
                                                          8.10%

                       Adjustable rate                 $ 6,963
                                                          8.85%

                 Undisbursed lines of credit
                       Adjustable rate                 $ 7,190
                                                          8.31%

                 Loan origination commitments
                       Fixed rate                      $   885
                                                          8.19%

                       Adjustable rate                 $   200
                                                          6.00%

                 Letters of credit
                       Adjustable rate                 $   702
                                                          9.27%

                                                       $19,486
                                                       =======

         In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2006, the Savings Bank had ten performance standby letters of credit outstanding totaling approximately $702 thousand. Four letters of credit are secured by deposits with the Savings Bank and six letters of credit are secured by developed property. Seven of the letters of credit will mature within twelve months, two will mature within twenty four months, and one letter of credit is open-ended. In the event that the obligor is unable to perform its obligations as specified in the standby letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the standby letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund this contingent obligation.

ITEM 4.

CONTROLS AND PROCEDURES

         Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------
         The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

ITEM 1A. Risk Factors
         ------------

         There are no material changes to the risk factors included in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         (a) Not applicable.
         (b) Not applicable.
         (c) The   following  table  sets  forth  information  with  respect  to purchases of common stock of the Company made by or on behalf of the Company during the three months ended September 30, 2006.

-----------------------------------------------------------------------------------------------------------------
                                      ISSUER PURCHASES OF EQUITY SECURITIES
-----------------------------------------------------------------------------------------------------------------
                                                              Total Number of Shares   Maximum Number of Shares
                           Total Number                        Purchased as Part of        that May Yet Be
                             of Shares                          Publicly Announced      Repurchased Under the
                             Purchased    Average Price Paid   Plans or Programs (1)    Plans or Programs (2)
          Period                             per Share ($)
-----------------------------------------------------------------------------------------------------------------
07/01/06 - 07/31/06                5,000                 16.50                  5,000                     78,845
-----------------------------------------------------------------------------------------------------------------
08/01/06 - 08/31/06                9,885                 16.46                  9,885                     68,960
-----------------------------------------------------------------------------------------------------------------
09/01/06 - 09/30/06                   --                  0.00                     --                     68,960
-----------------------------------------------------------------------------------------------------------------
     Total                        14,885                 16.47                 14,885                     68,960
-----------------------------------------------------------------------------------------------------------------

--------------------

         (1) All shares indicated were purchased under the Company's Eighth Stock Repurchase Program.
         (2) Eighth Stock Repurchase Program

                  (a) Announced September 27, 2005.
                  (b) 125,000 common shares approved for repurchase.
                  (c) No fixed date of expiration.
                  (d) This   program  has  not  expired  and has  68,960  shares
                      remaining to be purchased at September 30, 2006.
                  (e) Not applicable.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Company's 2006 Annual Meeting of Stockholders was held on October 31, 2006.
         (b) Not applicable.
         (c) Two matters were voted upon at the annual meeting held on October 31, 2006: Item 1: Proposal to elect one director for a four-year term or until his successor is elected and qualified; Item 2:
             Proposal to ratify the appointment by the Board of Directors of S.R. Snodgrass, A.C. as the Company's Independent Registered Public Accounting Firm for the fiscal year ending June 30, 2007.

             Each of the two proposals received stockholder approval. There were 2,320,347 shares outstanding on the record date eligible to vote at the meeting and 1,925,125 shares were present in person or by proxy at the meeting. The voting record with respect to each item voted upon is enumerated below:

               Item                 Nominee
               Number           (if Applicable)              For        Against     Abstain
               ------           ---------------              ---        -------     -------
                  1         David L. Aeberli              1,856,269     68,856

                  2         Ratification of Auditors      1,894,868      6,240       24,017

         There were no broker non-votes with respect to any matter voted upon.
         (d) Not applicable.

ITEM 5.  Other Information
         -----------------

         Not applicable.

ITEM 6.  Exhibits
         --------

         The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

Number      Description                                                          Page
------      -----------                                                          ----
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



                                        WVS FINANCIAL CORP.



         November 14, 2006          BY:    /s/ David J. Bursic
                                           -------------------------------------
         Date                              David J. Bursic
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


         November 14, 2006          BY:    /s/ Keith A. Simpson
                                           -------------------------------------
         Date                              Keith A. Simpson
                                           Vice-President, Treasurer and Chief
                                           Accounting Officer
                                           (Principal Accounting Officer)