Form 10-Q
period 2006-12-31
WVS FINANCIAL CORP
filed 2007-02-06
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  December 31, 2006

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                       25-1710500
----------------------------------------                -----------------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification Number)

           9001 Perry Highway
        Pittsburgh, Pennsylvania                                 15237
----------------------------------------                -----------------------
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

         Shares outstanding as of February 02, 2007: 2,325,215 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.       Financial Information                                      Page
-------       ---------------------                                      ----

Item 1.       Financial Statements

              Consolidated Balance Sheet as of
              December 31, 2006 and June 30, 2006
              (Unaudited)                                                  3

              Consolidated Statement of Income
              for the Three and Six Months Ended
              December 31, 2006 and 2005 (Unaudited)                       4

              Consolidated Statement of Changes in
              Stockholders' Equity for the Six Months
              Ended December 31, 2006 (Unaudited)                          5

              Consolidated Statement of Cash Flows
              for the Six Months Ended December 31,
              2006 and 2005 (Unaudited)                                    6

              Notes to Unaudited Consolidated
              Financial Statements                                         8

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations for the Three and Six Months
              Ended December 31, 2006                                     11

Item 3.       Quantitative and Qualitative Disclosures
              about Market Risk                                           18

Item 4.       Controls and Procedures                                     23

PART II.      Other Information                                          Page
--------      -----------------                                          ----

Item 1.       Legal Proceedings                                           24
Item 1A.      Risk Factors                                                24
Item 2.       Unregistered Sales of Equity Securities and
              Use of Proceeds                                             24
Item 3.       Defaults upon Senior Securities                             24
Item 4.       Submission of Matters to a Vote of Security Holders         25
Item 5.       Other Information                                           25
Item 6.       Exhibits                                                    25
              Signatures                                                  26

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (In thousands)

                                                                   December 31, 2006      June 30, 2006
                                                                   -----------------    -----------------
          Assets
          ------
Cash and due from banks                                            $             784    $           1,099
Interest-earning demand deposits                                               1,637                   97
                                                                   -----------------    -----------------
Total cash and cash equivalents                                                2,421                1,196
Investment securities available-for-sale (amortized cost of
   $504 and $8,497)                                                              488                8,469
Investment securities held-to-maturity (market value of
   $205,963 and $185,680)                                                    206,167              187,952
Mortgage-backed securities available-for-sale (amortized cost of
   $2,209 and $2,229)                                                          2,279                2,292
Mortgage-backed securities held-to-maturity (market value of
   $136,800 and $152,706)                                                    136,365              153,461
Net loans receivable (allowance for loan losses of $955 and
   $957)                                                                      57,487               55,702
Accrued interest receivable                                                    3,651                2,921
Federal Home Loan Bank stock, at cost                                          6,579                7,861
Premises and equipment                                                           845                  864
Other assets                                                                   1,195                1,024
                                                                   -----------------    -----------------
          TOTAL ASSETS                                             $         417,477    $         421,742
                                                                   =================    =================

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                   $          12,367    $          11,315
   NOW accounts                                                               19,460               18,083
   Savings accounts                                                           32,077               36,851
   Money market accounts                                                      16,803               16,562
   Certificates of deposit                                                    75,403               67,890
   Advance payments by borrowers for taxes and insurance                         616                1,012
                                                                   -----------------    -----------------
    Total savings deposits                                                   156,726              151,713
Federal Home Loan Bank advances: long-term                                   133,579              138,579
Federal Home Loan Bank advances: short-term                                       --               23,150
Other short-term borrowings                                                   92,900               76,048
Accrued interest payable                                                       1,767                1,451
Other liabilities                                                              2,494                1,383
                                                                   -----------------    -----------------
     TOTAL LIABILITIES                                                       387,466              392,324
                                                                   -----------------    -----------------

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   Outstanding                                                                    --                   --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,769,838 and 3,769,838 shares issued                                          38                   38
Additional paid-in capital                                                    20,817               20,817
Treasury stock: 1,460,023 and 1,434,606 shares at cost,
    respectively                                                             (22,098)             (21,679)
Retained earnings, substantially restricted                                   31,221               30,221
Accumulated other comprehensive income                                            35                   23
Unreleased shares - Recognition and Retention Plans                               (2)                  (2)
                                                                   -----------------    -----------------
     TOTAL STOCKHOLDERS' EQUITY                                               30,011               29,418
                                                                   -----------------    -----------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $         417,477    $         421,742
                                                                   =================    =================

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                   Three Months Ended           Six Months Ended
                                                      December 31,                December 31,
                                               -------------------------    --------------------------
                                                   2006         2005           2006            2005
                                               -----------   -----------    -----------    -----------
INTEREST AND DIVIDEND INCOME:
     Loans                                     $     1,046   $       999    $     2,098    $     2,051
     Investment securities                           2,860         1,966          5,426          3,822
     Mortgage-backed securities                      2,257         2,269          4,656          4,152
     Interest-earning deposits with other
         institutions                                    1             5              5              7
     Federal Home Loan Bank stock                       66            54            163            101
                                               -----------   -----------    -----------    -----------
          Total interest and dividend income         6,230         5,293         12,348         10,133
                                               -----------   -----------    -----------    -----------

INTEREST EXPENSE:
     Deposits                                        1,047           756          2,015          1,467
     Federal Home Loan Bank advances                 2,195         2,027          4,103          4,034
     Other short-term borrowings                     1,080         1,001          2,242          1,668
                                               -----------   -----------    -----------    -----------
          Total interest expense                     4,322         3,784          8,360          7,169
                                               -----------   -----------    -----------    -----------

NET INTEREST INCOME                                  1,908         1,509          3,988          2,964
PROVISION (RECOVERY) FOR LOAN LOSSES                    --           (45)            (9)          (111)
                                               -----------   -----------    -----------    -----------
NET INTEREST INCOME AFTER PROVISION
   (RECOVERY) FOR LOAN LOSSES                        1,908         1,554          3,997          3,075
                                               -----------   -----------    -----------    -----------

NON-INTEREST INCOME:
     Service charges on deposits                        93            92            181            186
     Investment securities gains                        --            --             --             30
     Other                                              68            75            132            157
                                               -----------   -----------    -----------    -----------
          Total non-interest income                    161           167            313            373
                                               -----------   -----------    -----------    -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                    494           488            984            957
     Occupancy and equipment                           103           100            194            201
     Data processing                                    64            68            127            134
     Correspondent bank service charges                 27            32             65             68
     Other                                             202           180            422            396
                                               -----------   -----------    -----------    -----------
          Total non-interest expense                   890           868          1,792          1,756
                                               -----------   -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                           1,179           853          2,518          1,692
INCOME TAXES                                           342           243            776            474
                                               -----------   -----------    -----------    -----------
NET INCOME                                     $       837   $       610    $     1,742    $     1,218
                                               ===========   ===========    ===========    ===========

EARNINGS PER SHARE:
     Basic                                     $      0.36   $      0.26    $      0.75    $      0.51
     Diluted                                   $      0.36   $      0.26    $      0.75    $      0.51

AVERAGE SHARES OUTSTANDING:
     Basic                                       2,310,596     2,356,470      2,318,890      2,372,062
     Diluted                                     2,312,838     2,359,671      2,320,980      2,375,483


     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                  Accumulated
                                                                       Retained      Other
                                             Additional                Earnings     Compre-    Unallocated
                                  Common      Paid-In     Treasury   Substantially  hensive    Shares Held
                                   Stock      Capital      Stock      Restricted    Income       by RRP        Total
                                 ---------   ---------   ---------    ----------   ---------    ---------    ---------
Balance at June 30, 2006         $      38   $  20,817   $ (21,679)   $  30,221    $      23    $      (2)   $  29,418


Comprehensive income:

   Net Income                                                             1,742                                  1,742
   Other comprehensive
     income:
      Change in unrealized
          holding gains on
          securities, net of
          income tax effect of
          $6                                                                              12                        12
                                                                                                             ---------

Comprehensive income                                                                                             1,754

Purchase of shares for
   treasury stock                                             (419)                                               (419)


Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                                           --           --

Exercise of stock options               --          --                                                              --

Cash dividends declared
   ($0.32 per share)                                                       (742)                                  (742)
                                 ---------   ---------   ---------    ---------    ---------    ---------    ---------

Balance at December 31, 2006     $      38   $  20,817   $ (22,098)   $  31,221    $      35    $      (2)   $  30,011
                                 =========   =========   =========    =========    =========    =========    =========

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                              Six Months Ended
                                                                                December 31,
                                                                            --------------------
                                                                              2006        2005
                                                                            --------    --------
OPERATING ACTIVITIES

Net income                                                                  $  1,742    $  1,218
Adjustments to reconcile net income to cash provided by operating activities:
   Recovery for loan losses                                                       (9)       (111)
   Depreciation                                                                   70          87
   Investment securities gains                                                    --         (30)
   Amortization of discounts, premiums and deferred loan fees                    (93)       (120)
   (Decrease) increase in accrued and deferred taxes                            (138)        206
   Increase in accrued interest receivable                                      (730)       (156)
   Increase in accrued interest payable                                          316         227
   Other, net                                                                    138         170
                                                                            --------    --------
         Net cash provided by operating activities                             1,296       1,491
                                                                            --------    --------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                        --        (700)
   Proceeds from repayments of investments and mortgage-backed securities      8,019       9,374
   Proceeds from sale of investment and mortgage-backed securities                --       1,016
Held-to-maturity:
   Purchases of investments                                                  (65,710)    (75,448)
   Purchases of mortgage-backed securities                                    (4,998)    (84,543)
   Proceeds from repayments of investments                                    47,563      56,981
   Proceeds from repayments of mortgage-backed securities                     22,123      65,973
(Increase) decrease in net loans receivable                                   (1,788)      4,430
Purchase of Federal Home Loan Bank stock                                      (3,936)     (4,057)
Redemption of Federal Home Loan Bank stock                                     5,218       4,033
Acquisition of premises and equipment                                            (51)        (21)
Other, net                                                                        --          60
                                                                            --------    --------
         Net cash provided by (used for) investing activities                  6,440     (22,902)
                                                                            --------    --------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                          Six Months Ended
                                                                            December 31,
                                                                        --------------------
                                                                          2006        2005
                                                                        --------    --------
FINANCING ACTIVITIES

Net decrease in transaction and passbook accounts                         (1,169)     (8,518)
Net increase (decrease) in certificates of deposit                         7,513      (4,966)
Net (decrease) increase in FHLB short-term advances                      (23,150)     12,500
Net increase in other short-term borrowings                               16,852      24,424
Repayments of Federal Home Loan Bank long-term advances                   (5,000)         --
Net decrease in advance payments by borrowers for taxes and insurance       (396)       (349)
Cash dividends paid                                                         (742)       (760)
Funds used for purchase of treasury stock                                   (419)       (686)
                                                                        --------    --------
         Net cash (used for) provided by financing activities             (6,511)     21,645
                                                                        --------    --------

         Increase in cash and cash equivalents                             1,225         234

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                       1,196       3,566
                                                                        --------    --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $  2,421    $  3,800
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                      $  8,044    $  6,942
      Income taxes                                                      $    920    $    230

Non-cash item:
      Due to Federal Reserve Bank                                       $    935          --


     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments
(consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

         In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. This Interpretation clarifies that management is expected to evaluate an income tax position taken or expected to be taken for likelihood of realization before recording any amounts for such position in the financial statement. FIN 48 also requires expanded disclosure with respect to income tax positions taken that are not certain to be realized. This Interpretation is effective for fiscal years beginning after December 15, 2006, and will require management to evaluate every open tax position that exists in every jurisdiction on the date of initial adoption. The Company is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

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

3.       EARNINGS PER SHARE
         ------------------

         The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

                                           Three Months Ended           Six Months Ended
                                               December 31,               December 31,
                                        ------------------------    ------------------------
                                           2006          2005          2006          2005
                                        ----------    ----------    ----------    ----------
Weighted average common shares
   outstanding                           3,769,838     3,762,618     3,769,838     3,762,618

Average treasury stock shares           (1,459,242)   (1,406,148)   (1,450,948)   (1,390,556)
                                        ----------    ----------    ----------    ----------
Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                             2,310,596     2,356,470     2,318,890     2,372,062

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings per
   share                                     2,242         3,201         2,090         3,421
                                        ----------    ----------    ----------    ----------

Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                             2,312,838     2,359,671     2,320,980     2,375,483
                                        ==========    ==========    ==========    ==========

         All options at December 31, 2006 and December 31, 2005 were included in the computation of diluted earnings per share.

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

5.       COMPREHENSIVE INCOME
         --------------------

         Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

                                         Three Months Ended                        Six Months Ended
                                            December 31,                             December 31,
                              --------------------------------------    -------------------------------------
                                     2006                 2005                 2006                2005
                              -----------------    -----------------    -----------------   -----------------
                                                            (Dollars in Thousands)

Net income                              $   837              $   610              $ 1,742             $ 1,218
Other comprehensive
income (loss):
     Unrealized gains
     (losses) on
     available for sale                 $   (17)             $   (31)             $    18             $   (89)
     securities
      Less:
        Reclassification
        adjustment for gain
        included in net
        income                     --                   --                   --                 (30)
                              -------   -------    -------   -------    -------   -------   -------   -------
Other comprehensive
  gain (loss)  before tax                   (17)                 (31)                  18                (119)
Income tax (benefit) expense
 related to other
  comprehensive income (loss)                (6)                 (17)                   6                 (47)
                                        -------              -------              -------             -------
Other comprehensive gain
  (loss), net of tax                        (11)                 (14)                  12                 (72)
                                        -------              -------              -------             -------
Comprehensive income                    $   826              $   596              $ 1,754             $ 1,146
                                        =======              =======              =======             =======

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006

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

         West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2006.

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


FINANCIAL CONDITION

         The Company's assets totaled $417.5 million at December 31, 2006, as compared to $421.7 million at June 30, 2006. The $4.2 million or 1.0% decrease in total assets was primarily comprised of a $17.1 million or 10.9% decrease in mortgage-backed securities and a $1.3 million or 16.3% decrease in FHLB stock, which was partially offset by a $10.2 million or 5.2% increase in investment securities, a $1.8 million or 3.2% increase in net loans receivable, and a $1.2 million or 102.4% increase in cash and cash equivalents. The increase in investment securities is attributable to purchases of fixed-rate callable U.S. government agency bonds, while the decrease in mortgage-backed securities was attributable to repayments on the Company's portfolio of floating rate collateralized mortgage obligations. See "Asset and Liability Management".

         The Company's total liabilities decreased $4.8 million or 1.2% to $387.5 million as of December 31, 2006, from $392.3 million as of June 30, 2006. The $4.8 million decrease in total liabilities was primarily comprised of a $23.2 million or 100.0% decrease in short-term FHLB advances and a $5.0 million or 3.6% decrease in long-term FHLB advances, which was partially offset by a $16.9 million or 22.2% increase in other short-term borrowings, a $5.0 million or 3.3% increase in total savings deposits and a $1.1 million or 80.3% increase in other liabilities. Certificates of deposit increased $7.5 million, demand deposits increased $2.4 million while savings accounts decreased $4.8 million and advanced payments by borrowers for taxes and insurance decreased $396 thousand. The increase in certificates of deposit was principally attributable to investments by local governments and school districts. Management believes that the changes in savings accounts and advance payments by borrowers for taxes and insurance were primarily attributable to seasonal payments of local and school real estate taxes.

         Total stockholders' equity increased $593 thousand or 2.0% to $30.0 million as of December 31, 2006, from approximately $29.4 million as of June 30, 2006. Company net income of $1.7 million was partially offset by capital expenditures for the Company's stock repurchase program and cash dividends which totaled $419 thousand and $742 thousand, respectively, for the six months ended December 31, 2006.


RESULTS OF OPERATIONS

         General. WVS reported net income of $837 thousand or $0.36 diluted earnings per share and $1.7 million or $0.75 diluted earnings per share for the three and six months ended December 31, 2006, respectively. Net income increased $227 thousand or 37.2% and diluted earnings per share increased $0.10 or 38.5% for the three months ended December 31, 2006, when compared to the same period in 2005. The increase in net income for the quarter was primarily attributable to a $399 thousand increase in net interest income, which was partially offset by a $99 thousand increase in income tax expense, a $45 thousand decrease in recovery for loan losses, a $22 thousand increase in non-interest expense and a $6 thousand decrease in non-interest income. For the six months ended December 31, 2006, net income increased $524 thousand or 43.0% and diluted earnings per share increased $0.24 or 47.1% when compared to the same period in 2005. The increase for the six month period was primarily the result of a $1.0 million increase in net interest income, which was partially offset by a $302 thousand increase in income tax expense, a $102 thousand decrease in credit provisions for loan losses, a $60 thousand decrease in non-interest income and a $36 thousand increase in non-interest expense.

         Net Interest Income. The Company's net interest income increased by $399 thousand or 26.4% and $1.0 million or 34.6% for the three and six months ended December 31, 2006, respectively, when compared to the same periods in 2005. The increases in net interest income for the three and six month periods were primarily attributable to higher rates received on the Company's interest-earning assets, which more than offset by higher rates paid on other short-term borrowings and time deposits. The increases in both rates earned on interest-earning assets and rates paid on interest-bearing liabilities reflects the higher levels of short and intermediate term market interest rates fueled by the Federal Reserve Board's increases in its targeted Federal Funds Rate.

         Interest Income. Interest on net loans receivable increased $47 thousand or 4.7% and $47 thousand or 2.3% for the three and six months ended December 31, 2006, when compared to the same periods in 2005. An increase of 39 basis points in the weighted average yield earned on net loans receivable was partially offset by a decrease of $570 thousand in the average balance of net loans receivable outstanding for the three months ended December 31, 2006, when compared to the same period in 2005, and an increase of 43 basis points in the weighted average yield earned on net loans receivable was partially offset by a decrease of $2.2 million in the average balance of net loans receivable for the six months ended December 31, 2006 when compared to the same period in 2005. The decreases in the average loan balances outstanding for the three and six months ended December 31, 2006 were attributable in part to the Company's asset/liability management strategy. The Company has limited its portfolio origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

         Interest on mortgage-backed securities decreased $12 thousand or 0.5% for the three months ended December 31, 2006, when compared to the same period in 2005. The decrease for the three months ended December 31, 2006 was primarily attributable to a $37.1 decrease in the average balance of mortgage-backed securities outstanding for the period, which was partially offset by a 126 basis point increase in the weighted average yield earned on mortgage-backed securities outstanding for the period, when compared to the same period in 2005. Interest on mortgage-backed securities increased $504 thousand or 12.1% for the six months ended December 31, 2006, when compared to the same period in 2005. The increase for the six months ended December 31, 2006 was primarily attributable to a 148 basis point increase in the weighted average yield earned on mortgage-backed securities for the period, which was partially offset by a $24.9 million decrease in the average balance of mortgage-backed securities outstanding for the six months ended December 31, 2006, when compared to the same period in 2005. The increase in the weighted average yield earned on mortgage-backed securities was consistent with higher market interest rates for the three and six months ended December 31, 2006. The decrease in the average balances of mortgage-backed securities during the three and six months ended December 31, 2006 was primarily attributable to paydowns on floating rate mortgage-backed securities in the Company's portfolio.

         Interest on investment securities increased by $894 thousand or 45.5% and $1.6 million or 42.0% for the three and six months ended December 31, 2006, respectively, when compared to the same periods in 2005. The increase for the three months ended December 31, 2006 was attributable to a 89 basis point increase in the weighted average yield earned on the Company's investment securities. The increase for the six months ended December 31, 2006 was primarily attributable to a 97 basis point increase in the weighted average yield earned on investment securities for the period and a $24.7 million increase in the average balance of investments outstanding for the six months ended December 31, 2006 when compared to the same period in 2005. The increases in yields earned were consistent with increases in market interest rates. The increases in average balances for the six months ended December 31, 2006 were associated with the Company's reinvestment of proceeds from floating rate mortgage-backed securities into fixed rate callable U.S. Government Agency securities.

         Dividends received on FHLB stock increased by $12 thousand or 22.2% and $62 thousand or 61.4% for the three and six months ended December 31, 2006, respectively, when compared to the same period in 2005. The increase was primarily attributable to increases of 48 and 170 basis points in the dividend rates received for the three and six month periods ending December 31, 2006, respectively when compared to the same periods in 2005.

         Interest Expense. Interest expense on deposits and escrows increased $291 thousand or 38.5% for the three months ended December 31, 2006 when compared to the same period in 2005. The increase in interest expense on deposits for the three months ended December 31, 2006 was attributable to increases of 104 and 91 basis point increases in the weighted average rate paid on time and money market deposits, respectively, increases of $6.8 million and $2.6 million in the average balances of time and money market deposits, respectively, for the three months ended December 31, 2006, when compared to the same period in 2005. Interest expense on deposits and escrows increased $548 thousand or 37.4% for the six months ended December 31, 2006, when compared to the same period in 2005. The increase in interest expense on deposit and escrows was primarily attributable to a 108 and 103 basis point increase in the weighted average rate paid on time and money market deposits, respectively, and a $3.9 million and $2.6 million increase in the average balance of time and money markets deposits, respectively, for the six months ended December 31, 2006, when compared to the same period in 2005. The average yield paid on interest-bearing deposits reflects higher market interest rates for time and money market deposits for the three and six months ended December 31, 2006.

         Interest paid on FHLB advances increased $168 thousand or 8.3% for the three months ended December 31, 2006 when compared to the same period in 2005. The increase for the three months ended December 31, 2006 was primarily attributable to a $20.7 million increase in the average balances of FHLB short-term advances, which was partially offset by a $9.2 million decrease in the average balances of FHLB long-term advances when compared to the same period in 2005. Interest paid on FHLB advances increased $69 thousand or 1.7% for the six months ended December 31, 2006 when compared to the same period in 2005. The increase for the six months was primarily attributable to a $10.2 million increase in the average balances of FHLB short-term advances, which were partially offset by a decrease of $8.5 million in the average balances of FHLB long-term advances when compared to the same period in 2005. The increase in FHLB short-term advances was the result of the Company's repositioning of its liability structure to take advantage of lower rates on FHLB short-term advances, as compared to other short-term funding sources, while the decrease in FHLB long-term advances was a result of payoffs of such advances.

         Interest paid on other short-term borrowings increased $79 thousand or 7.9% and $574 thousand or 34.4% for the three and six months ended December 31, 2006 when compared to the same periods in 2005. The increase for the three months ended December 31, 2006 was attributable to a 126 basis point increase in rates paid, which was partially offset by a $16.4 million decrease in associated average balances. The increase for the six months ended December 31, 2006 was primarily attributable to a 154 basis point increase in the average rate paid, which was partially offset by a $3.0 million decrease in the average balances of other borrowings when compared to the same period in 2005. The increase in rates paid was consistent with increases in short-term market interest rates. The decrease in average balances is attributable to the repositioning of a portion of the Company's liability structure to take advantage of lower rates on FHLB short-term advances.

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

         The Company recorded no provision or recovery for loan losses for the three months ended December 31, 2006 compared to a recovery for loan loss of $45 thousand for the same period in 2005. The $45 thousand recovery during the quarter ended December 31, 2005 was primarily attributable to the paydowns on non-accrual loans. The Company recorded a recovery for loan loss of $9 thousand for the six months ended December 31, 2006 compared to a recovery for loan loss of $111 thousand for the same period in 2005. During the quarter ended September 30, 2005, the Company reallocated a portion of its allowance for loan and lease losses attributable to off-balance sheet liabilities (primarily undisbursed lines of credit and letters of credit) to a separate reserve account for financial reporting purposes. The provision for loan losses was reduced by, and a non-interest expense was charged, $35 thousand in connection with this reallocation of allowances. At December 31, 2006, the Company's total allowance for loan losses amounted to $955 thousand or 1.6% of the Company's total loan portfolio, as compared to $957 thousand or 1.7% at June 30, 2006.

         Non-Interest Income. Non-interest income decreased by $6 thousand or 3.6% and $60 thousand or 16.1% for the three and six months ended December 31, 2006 when compared to the same periods in 2005. The decrease for the three month period ended December 31, 2006 was primarily attributable to a $7 thousand decrease in ATM and debit card fee income. The decrease for the six months ended December 31, 2006 was primarily attributable to a decrease of $30 thousand in pre-tax gains on the sale of investment securities, a $5 thousand decrease in service charges on deposits, a $12 thousand decrease in ATM and debit card fee income, and a $8 thousand decrease in correspondent loan fees.

         Non-Interest Expense. Non-interest expense increased $22 thousand or 2.5% and $36 thousand or 2.1% for the three and six months ended December 31, 2006 when compared to the same period in 2005. The increase for the three month period ended December 31, 2006 was primarily attributable to a $40 thousand increase in charitable contributions eligible for Pennsylvania state tax credits, which was partially offset by a $15 thousand increase in credit provisions for losses on off-balance sheet liabilities. The increase for the six months ended December 31, 2006 was principally attributable to a $40 thousand increase in charitable contributions eligible for Pennsylvania state tax credits, which were partially offset by a $7 thousand decrease in occupancy and equipment costs when compared to the same period in 2005.

         Income Tax Expense. Income tax expense increased $99 thousand or 40.7% and $302 thousand or 63.7% for the three and six months ended December 31, 2006 when compared to the same period in 2005. The increases were primarily attributable to an increased level of taxable income for the three and six months ended December 31, 2006 when compared to the same period in 2005.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $1.3 million during the six months ended December 31, 2006. Net cash provided by operating activities was primarily comprised of $1.7 million of net income, a $316 thousand increase in accrued interest payable and $70 thousand in fixed asset depreciation, which were partially offset by a $730 increase in accrued interest receivable, and a $138 decrease in accrued and deferred taxes.

         Funds provided by investing activities totaled $6.4 million during the six months ended December 31, 2006. Primary sources of funds during the six months ended December 31, 2006, included maturities and repayments of investment, mortgage-backed securities and FHLB Stock totaling $55.6 million, $22.1 million and $5.2 million, respectively, which were partially offset by purchases of investments, mortgage-backed securities and FHLB Stock totaling $65.7 million, $5.0 million and $3.9 million, respectively, and a $1.8 million increase in net loans receivable.

         Funds used for financing activities totaled $6.5 million for the six months ended December 31, 2006. The primary uses included a $23.2 million decrease in short-term FHLB advances, a $5.0 million decrease in long-term FHLB advances, $742 thousand in cash dividends paid on the Company's common stock and $419 thousand in treasury stock purchases, which were partially offset by a $16.9 million increase in other short-term borrowings and a $6.3 million increase in deposits. The $6.3 million increase in total deposits consisted of a $7.5 million increase in certificates of deposit primarily due to accounts opened by local county municipal governments and school districts, which was partially offset by a $1.2 million decrease in transaction and passbook accounts and a $396 thousand decrease in mortgage escrow accounts. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

         The Company's primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At December 31, 2006, the total approved loan commitments outstanding amounted to approximately $439 thousand. At the same date, commitments under unused lines of credit amounted to $7.3 million and the unadvanced portion of construction loans approximated $12.5 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2006 totaled $52.7 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

         On January 30, 2007, the Company's Board of Directors declared a cash dividend of $0.16 per share payable February 15, 2007, to shareholders of record at the close of business on February 5, 2007. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

         As of December 31, 2006, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $30.0 million or 23.6% and $31.0 million or 24.4%, respectively, of total risk-weighted assets, and Tier I leverage capital of $30.0 million or 7.06% of average quarterly assets.

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

         The Company's nonperforming assets at December 31, 2006 totaled approximately $276 thousand or 0.07% of total assets as compared to $318 thousand or 0.08% of total assets at June 30, 2006. Nonperforming assets at December 31, 2006 consisted of: four single-family real estate loans totaling $257 thousand, one line of credit secured by single-family real estate totaling $17 thousand and one single-family real estate owned property with a book value of approximately $2 thousand.

         The $42 thousand decrease in nonperforming assets during the six months ended December 31, 2006 was primarily attributable to the reclassification of two single-family real estate loans totaling $75 thousand from non-performing to performing and an $8 thousand charge off related to the single-family real estate owned property, which were partially offset by the addition to non-accrual status of one single-family real estate loan totaling approximately $41 thousand. The loans are in various stages of collection activity and the real estate owned parcel is being marketed.

         At December 31, 2006, the Company had one previously restructured and potential problem commercial real estate loan to a retirement village located in the North Hills totaling $973 thousand. The Savings Bank's outstanding principal balance on this loan totaled $2.0 million at June 30, 2003. During the quarter ended September 30, 2003, the Savings Bank redeemed $388 thousand of participating interests. During the quarter ended December 31, 2003, the Bank sold a forty percent participating interest to another financial institution at par resulting in proceeds totaling $979 thousand. The Savings Bank's outstanding principal balance totaled $984 thousand at June 30, 2006. The Company had recorded interest received on this credit on a cost recovery basis until September 30, 2003 and is now recording interest income on a cash basis. At December 31, 2006, this credit was less than three payments past due. The project is experiencing lower than desired levels of occupancy and the borrower is working to increase occupancy.

         At December 31, 2006, the Company had one previously restructured loan secured by undeveloped land totaling $341 thousand and one previously restructured unsecured loan totaling $40 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid on these loans in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, the Company had recorded interest payments received on a cost recovery basis until June 30, 2006 and is now recording interest income.

         During the six months ended December 31, 2006, approximately $6 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the six months ended December 31, 2006. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

         During the quarter ended December 31, 2006, the Federal Open Market Committee held its targeted federal funds rate at 5.25%. The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at December 31, 2005, June 30, 2006 and December 31, 2006.

                                              Yield on:
                                         --------------------
                           Targeted       Two (2)    Ten (10)
                            Federal        Year        Year
                             Funds       Treasury    Treasury
                          -----------    --------    --------

       December 31, 2005     4.25%         4.38%       4.37%
           June 30, 2006     5.25%         5.16%       5.15%
       December 31, 2006     5.25%         4.70%       4.60%

         These changes in short, intermediate and long-term market interest rates, the inversion of the Treasury yield curve and continued high levels of interest rate volatility have impacted prepayments in the Company's loan, investment and mortgage-backed securities portfolios and a marked compression of industry-wide net interest margins.

         Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the six months ended December 31, 2006, totaled $47.6 million, $22.1 million and $11.1 million, respectively. In response to higher levels of liquidity the Company continued to rebalance its loan, investment and mortgage-backed securities portfolios.

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

         During the quarter ended December 31, 2006, principal investment purchases were comprised of callable fixed rate government agency bonds with ten year final maturities and initial lock-out periods as follows: less than 3 months - $17.3 million with weighted average yields to call of approximately 6.42%; 3 thru 12 months - $15.0 million with a weighted average yield to call of approximately 6.05%; 13 thru 24 months - $15.1 million with a weighted average yield to call of 6.08%. Major investment proceeds received during the quarter ended December 31, 2006 were: mortgage-backed securities - $9.5 million; callable government agency bonds - $41.4 million with a weighted average yield of approximately 4.52%; and Small Business Association pool - $189 thousand with a weighted average yield of approximately 5.87%.

         As of December 31, 2006, the implementation of these asset and liability management initiatives resulted in the following:

     1) $136.4 million or 98.4% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were comprised of floating rate instruments that reprice on a monthly basis.
     2) $50.0 million or 24.2% of the Company's investment portfolio was comprised of fixed to floating rate U.S. Government Agency bonds which will reprice as follows: 3 months or less - $25.0 million; 6 - 12 months - $10.0 million; and over 1 year - $15.0 million. Management currently believes that these bonds are likely to be repaid during the intervals shown.
     3) $128.7 million or 62.4% of the Company's investment portfolio was comprised of fixed-rate callable U.S. Government Agency bonds which are callable as follows: 3 months or less - $24.3 million; 3 - 6 months - $20.3 million; 6 - 12 months - $15.0 million; 1 - 2 years - $58.8 million; and over 2 years - $10.3 million. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates.
     4) $15.2 million or 7.4% of the Company's investment portfolio was comprised of U.S. Government Agency Step-up bonds which will reprice as follows: 3 months or less - $8.5 million with coupons increasing from 4.00% to 7.00%, $2.0 million with coupons increasing from 4.40% to 7.00%; and 3 - 12 months - $4.7 million with coupons increasing from 4.70% to 6.00%. Management believes that substantially all of these bonds are likely to be repaid during the intervals shown.
     5) An aggregate of $32.7 million or 56.9% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months; and
     6) The maturity distribution of the Company's borrowings is as follows: 1 month or less - $92.9 million or 41.0%; 1 - 3 years - $8.5 million or 3.8%; 3 - 5 years - $117.6 million or 51.9%; and over 5 years - $7.5 million or 3.3%.

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


                                              December 31,             June 30,
                                              ------------   ----------------------------
                                                  2006           2006            2005
                                              ------------   ------------    ------------
                                                     (Dollars in Thousands)
Interest-earning assets maturing or
   repricing within one year                  $    251,966   $    273,884    $    318,015
Interest-bearing liabilities maturing or
   repricing within one year                       191,011        194,509         181,085
                                              ------------   ------------    ------------
Interest sensitivity gap                      $     60,955   $     79,375    $    136,930
                                              ============   ============    ============
Interest sensitivity gap as a percentage of
   total assets                                      14.60%         18.82%           32.5%
Ratio of assets to liabilities
   maturing or repricing within one year            131.91%        140.81%          175.6%


         During the quarter ended December 31, 2006, the Company managed its one year interest sensitivity gap by: (1) limiting the portfolio origination of long-term fixed rate mortgages; (2) emphasizing loans with shorter-terms or repricing frequencies; and (3) purchasing investments with call protection.

         The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at December 31, 2006. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

                        Cumulative Stressed Repricing Gap
                        ---------------------------------

                         Month 3       Month 6       Month 12      Month 24      Month 36       Month 60      Long Term
                         -------       -------       --------      --------      --------       --------      ---------
                                                          (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
  Gap ($'s)              (82,781)      (99,025)      (111,282)     (106,231)     (106,908)      (111,341)       17,935
% of Total
  Assets                   -19.8%        -23.7%         -26.7%        -25.4%        -25.6%         -26.7%          4.3%
Base Case Up 100 bp
-------------------
Cummulative
  Gap ($'s)              (82,582)      (98,652)      (105,972)     (105,339)     (105,953)      (110,339)       17,935
% of Total
  Assets                   -19.8%        -23.6%         -25.4%        -25.2%        -25.4%         -26.4%          4.3%
Base Case No Change
-------------------
Cummulative
  Gap ($'s)               65,759        50,215         60,955        59,423        76,159         (4,324)       17,935
% of Total
  Assets                    15.8%         12.0%          14.6%         14.2%         18.2%          -1.0%          4.3%
Base Case Down 100 bp
---------------------
Cummulative
  Gap ($'s)               76,443        77,847         92,957       151,387       149,778         36,938        17,935
% of Total
  Assets                    18.3%         18.6%          22.3%         36.3%         35.9%           8.8%          4.3%
Base Case Down 200 bp
---------------------
Cummulative
  Gap ($'s)               83,927        87,138         98,253       156,901       153,745         37,512        17,935
% of Total
  Assets                    20.1%         20.9%          23.5%         37.6%         36.8%           9.0%          4.3%


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

         The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2006. This analysis was done assuming that the interest-earning asset and interest-bearing liability levels at December 31, 2006 remained constant.

           Analysis of Sensitivity to Changes in Market Interest Rates
           -----------------------------------------------------------

                                            Modeled Change in Market Interest Rates
                                  ---------------------------------------------------------
Estimated impact on:                 -200        -100           0        +100        +200
-------------------
  Change in net interest income     -19.1%       -5.7%        0.00%      -6.5%      -28.2%

  Return on average equity            9.19%      11.46%      12.41%      11.39%       7.77%

  Return on average assets            0.67%       0.84%       0.92%       0.84%       0.55%

  Market value of equity (in
    thousands)                    $ 28,798    $ 33,634    $ 35,329    $ 28,247    $ 14,091


         The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2006.


                            Anticipated Transactions
            --------------------------------------------------------------
                                                    (Dollars in Thousands)
            Undisbursed construction and
                land development loans
                  Fixed rate                                $ 5,964
                                                               8.10%

                  Adjustable rate                           $ 6,551
                                                               8.77%

            Undisbursed lines of credit
                  Adjustable rate                           $ 7,330
                                                               8.41%

            Loan origination commitments
                  Fixed rate                                $   374
                                                               7.56%

                  Adjustable rate                           $    65
                                                               6.25%

            Letters of credit
                  Adjustable rate                           $ 1,085
                                                               9.26%

                                                            $21,369
                                                            =======

         In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2006, the Savings Bank had eleven performance standby letters of credit outstanding totaling approximately $1.1 million. Three letters of credit are secured by deposits with the Savings Bank and eight letters of credit are secured by developed property. Seven of the letters of credit will mature within twelve months, one will mature within twenty four months, two will mature within thirty six months and one letter of credit is open-ended. In the event that the obligor is unable to perform its obligations as specified in the standby letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the standby letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund this contingent obligation.

ITEM 4.

CONTROLS AND PROCEDURES

         Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         (a)      Not applicable.

         (b)      Not applicable.

         (c) The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended December 31, 2006.

         --------------------------------------------------------------------------------------------------
                                       ISSUER PURCHASES OF EQUITY SECURITIES
         --------------------------------------------------------------------------------------------------
                                                                    Total Number of      Maximum Number of
                                    Total                          Shares Purchased     Shares that May Yet
                                  Number of                       as Part of Publicly     Be Repurchased
                                    Shares      Average Price      Announced Plans or   Under the Plans or
               Period             Purchased    Paid per Share ($)     Programs (1)         Programs (2)
         --------------------------------------------------------------------------------------------------
         10/01/06 - 10/31/06         10,532                16.46               10,532               58,428
         --------------------------------------------------------------------------------------------------
         11/01/06 - 11/30/06             --                 0.00                   --               58,428
         --------------------------------------------------------------------------------------------------
         12/01/06 - 12/31/06             --                 0.00                   --               58,428
         --------------------------------------------------------------------------------------------------
              Total                  10,532                16.46               10,532               58,428
         --------------------------------------------------------------------------------------------------

--------------------

         (1) All shares indicated were purchased under the Company's Eighth Stock Repurchase Program.
         (2) Eighth Stock Repurchase Program
                  (a) Announced September 27, 2005.
                  (b) 125,000 common shares approved for repurchase.
                  (c) No fixed date of expiration.
                  (d) This  program  had  not  expired  and has  58,428  shares remaining to be purchased at December 31, 2006.
                  (e) Not applicable.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The results of the stockholder vote at the 2006 Annual Meeting of Stockholders held on October 31, 2006 were previously reported.

ITEM 5.  Other Information
         -----------------

         Not applicable.

ITEM 6.  Exhibits
         --------

         The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

    Number      Description                                              Page
    ------      ---------------------------------------------------    --------
     31.1       Rule 13a-14(a) / 15d-14(a) Certification of the          E-1
                Chief Executive Officer
     31.2       Rule 13a-14(a) / 15d-14(a) Certification of the          E-2
                Chief Accounting Officer
     32.1       Section 1350 Certification of the Chief
                Executive Officer                                        E-3
     32.2       Section 1350 Certification of the Chief Accounting
                Officer                                                  E-4
      99        Report of Independent Registered Public Accounting
                Firm                                                     E-5

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WVS FINANCIAL CORP.



February 06, 2007    BY:  /s/ David J. Bursic
                          ------------------------------------------------------
Date                      David J. Bursic
                          President and Chief Executive Officer
                          (Principal Executive Officer)


February 06, 2007    BY:  /s/ Keith A. Simpson
                          ------------------------------------------------------
Date                      Keith A. Simpson
                          Vice-President, Treasurer and Chief Accounting Officer
                          (Principal Accounting Officer)