Form 10-Q
period 2007-03-31
WVS FINANCIAL CORP
filed 2007-05-04
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 2007

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                  25-1710500
---------------------------------------      -----------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification Number)

           9001 Perry Highway
        Pittsburgh, Pennsylvania                            15237
---------------------------------------      -----------------------------------
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

         Shares outstanding as of May 1, 2007: 2,319,155 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.         Financial Information                                      Page
-------         ---------------------                                      ----

Item 1.         Financial Statements

                Consolidated Balance Sheet as of
                March 31, 2007 and June 30, 2006
                (Unaudited)                                                  3

                Consolidated Statement of Income
                for the Three and Nine Months Ended
                March 31, 2007 and 2006 (Unaudited)                          4

                Consolidated Statement of Changes in
                Stockholders' Equity for the Nine Months
                Ended March 31, 2007 (Unaudited)                             5

                Consolidated Statement of Cash Flows
                for the Nine Months Ended March 31,
                2007 and 2006 (Unaudited)                                    6

                Notes to Unaudited Consolidated
                Financial Statements                                         8

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations for the Three and Nine Months
                Ended March 31, 2007                                        12

Item 3.         Quantitative and Qualitative Disclosures
                about Market Risk                                           19

Item 4.         Controls and Procedures                                     24

PART II.        Other Information                                          Page
--------        -----------------                                          ----

Item 1.         Legal Proceedings                                           25
Item 1A.        Risk Factors                                                25
Item 2.         Unregistered Sales of Equity Securities and
                Use of Proceeds                                             25
Item 3.         Defaults upon Senior Securities                             25
Item 4.         Submission of Matters to a Vote of Security Holders         26
Item 5.         Other Information                                           26
Item 6.         Exhibits                                                    26
                Signatures                                                  27

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (In thousands)

                                                                  March 31, 2007   June 30, 2006
                                                                  --------------   -------------
          Assets
          ------
Cash and due from banks                                            $        591    $      1,099
Interest-earning demand deposits                                          1,530              97
                                                                   ------------    ------------
Total cash and cash equivalents                                           2,121           1,196
Investment securities available-for-sale (amortized cost of
   $4,502 and $8,497)                                                     4,487           8,469
Investment securities held-to-maturity (market value of
   $180,732 and $185,680)                                               180,433         187,952
Mortgage-backed securities available-for-sale (amortized cost of
   $2,197 and $2,229)                                                     2,271           2,292
Mortgage-backed securities held-to-maturity (market value of
   $128,646 and $152,706)                                               128,397         153,461
Net loans receivable (allowance for loan losses of $999 and
   $957)                                                                 60,547          55,702
Accrued interest receivable                                               3,075           2,921
Federal Home Loan Bank stock, at cost                                     6,501           7,861
Premises and equipment                                                      841             864
Other assets                                                              1,069           1,024
                                                                   ------------    ------------
          TOTAL ASSETS                                             $    389,742    $    421,742
                                                                   ============    ============

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                   $     11,694    $     11,315
   NOW accounts                                                          19,112          18,083
   Savings accounts                                                      32,492          36,851
   Money market accounts                                                 17,775          16,562
   Certificates of deposit                                               74,492          67,890
   Advance payments by borrowers for taxes and insurance                    733           1,012
                                                                   ------------    ------------
    Total savings deposits                                              156,298         151,713
Federal Home Loan Bank advances: long-term                              133,579         138,579
Federal Home Loan Bank advances: short-term                                  --          23,150
Other short-term borrowings                                              64,500          76,048
Accrued interest payable                                                  1,689           1,451
Other liabilities                                                         2,937           1,383
                                                                   ------------    ------------
     TOTAL LIABILITIES                                                  359,003         392,324
                                                                   ------------    ------------

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   Outstanding                                                               --              --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,786,238 and 3,769,838 shares issued                                     38              38
Additional paid-in capital                                               21,073          20,817
Treasury stock: 1,467,023 and 1,434,606 shares at cost,
    respectively                                                        (22,213)        (21,679)
Retained earnings, substantially restricted                              31,804          30,221
Accumulated other comprehensive income                                       39              23
Unreleased shares - Recognition and Retention Plans                          (2)             (2)
                                                                   ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                                          30,739          29,418
                                                                   ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    389,742    $    421,742
                                                                   ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                     (In thousands, except per share data)

                                                   Three Months Ended            Nine Months Ended
                                                        March 31,                    March 31,
                                               -------------------------    -------------------------
                                                  2007          2006            2007          2006
                                               -----------   -----------    -----------   -----------
INTEREST AND DIVIDEND INCOME:
     Loans                                     $     1,120   $       965    $     3,218   $     3,016
     Investment securities                           2,708         2,520          8,135         6,343
     Mortgage-backed securities                      2,110         2,404          6,766         6,555
     Interest-earning deposits with other
         institutions                                    2             4              7            11
     Federal Home Loan Bank stock                      111            61            274           162
                                               -----------   -----------    -----------   -----------
          Total interest and dividend income         6,051         5,954         18,400        16,087
                                               -----------   -----------    -----------   -----------

INTEREST EXPENSE:
     Deposits                                        1,054           779          3,068         2,246
     Federal Home Loan Bank advances                 1,829         1,968          5,932         6,002
     Other short-term borrowings                       984         1,344          3,227         3,012
                                               -----------   -----------    -----------   -----------
          Total interest expense                     3,867         4,091         12,227        11,260
                                               -----------   -----------    -----------   -----------

NET INTEREST INCOME                                  2,184         1,863          6,173         4,827
PROVISION (RECOVERY) FOR LOAN LOSSES                    34           (38)            25          (149)
                                               -----------   -----------    -----------   -----------
NET INTEREST INCOME AFTER PROVISION
   (RECOVERY) FOR LOAN LOSSES                        2,150         1,901          6,148         4,976
                                               -----------   -----------    -----------   -----------

NON-INTEREST INCOME:
     Service charges on deposits                        86            96            267           283
     Investment securities gains                        --            --             --            30
     Other                                              66            75            198           232
                                               -----------   -----------    -----------   -----------
          Total non-interest income                    152           171            465           545
                                               -----------   -----------    -----------   -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                    499           500          1,483         1,458
     Occupancy and equipment                            94            91            289           292
     Data processing                                    63            73            190           208
     Correspondent bank service charges                 25            38             90           105
     Other                                             151           170            573           566
                                               -----------   -----------    -----------   -----------
          Total non-interest expense                   832           872          2,625         2,629
                                               -----------   -----------    -----------   -----------

INCOME BEFORE INCOME TAXES                           1,470         1,200          3,988         2,892
INCOME TAXES                                           515           412          1,291           886
                                               -----------   -----------    -----------   -----------
NET INCOME                                     $       955   $       788    $     2,697   $     2,006
                                               ===========   ===========    ===========   ===========

EARNINGS PER SHARE:
     Basic                                     $      0.41   $      0.34    $      1.16   $      0.85
     Diluted                                   $      0.41   $      0.34    $      1.16   $      0.85

AVERAGE SHARES OUTSTANDING:
     Basic                                       2,322,962     2,346,959      2,320,227     2,363,817
     Diluted                                     2,324,278     2,348,619      2,322,059     2,366,651


     See accompanying notes to unaudited consolidated financial statements.


                                                 WVS FINANCIAL CORP. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (UNAUDITED)
                                                          (In thousands)

                                                                                           Accumulated
                                                                             Retained        Other
                                                Additional                   Earnings        Compre-     Unallocated
                                   Common        Paid-In      Treasury     Substantially     hensive     Shares Held
                                    Stock        Capital        Stock       Restricted       Income         by RRP         Total
                                    -----        -------        -----       ----------       ------         ------         -----
Balance at June 30, 2006         $        38   $    20,817   $   (21,679)   $    30,221    $        23   $        (2)   $    29,418

Comprehensive income:

   Net Income                                                                     2,697                                       2,697
   Other comprehensive
     income:
      Change in unrealized
          holding gains on
          securities, net of
          income tax effect of
          $8                                                                                        16                           16
                                                                                                                        -----------

Comprehensive income                                                                                                          2,713

Purchase of shares for
   treasury stock                                                   (534)                                                      (534)


Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                                                      --             --

Exercise of stock options                 --           256                                                                      256

Cash dividends declared
   ($0.48 per share)                                                             (1,114)                                     (1,114)
                                 -----------   -----------   -----------    -----------    -----------   -----------    -----------

Balance at March 31,
2007                             $        38   $    21,073   $   (22,213)   $    31,804    $        39   $        (2)   $    30,739
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



                                WVS FINANCIAL CORP. AND SUBSIDIARY
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)
                                          (In thousands)

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                            ----------------------
                                                                               2007         2006
                                                                            ---------    ---------
OPERATING ACTIVITIES

Net income                                                                  $   2,697    $   2,006
Adjustments to reconcile net income to cash provided by operating activities:
   Provision (Recovery) for loan losses                                            25         (149)
   Depreciation                                                                   105          119
   Investment securities gains                                                     --          (30)
   Amortization of discounts, premiums and deferred loan fees                    (156)        (161)
   Increase in accrued and deferred taxes                                         379          509
   Increase in accrued interest receivable                                       (154)      (1,123)
   Increase in accrued interest payable                                           238          206
   Other, net                                                                      60          162
                                                                            ---------    ---------
         Net cash provided by operating activities                              3,194        1,539
                                                                            ---------    ---------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                     (3,992)        (700)
   Proceeds from repayments of investments and mortgage-backed securities       8,032        9,384
   Proceeds from sale of investment and mortgage-backed securities                 --        1,016
Held-to-maturity:
   Purchases of investments                                                   (91,303)    (111,348)
   Purchases of mortgage-backed securities                                     (4,998)     (86,461)
   Proceeds from repayments of investments                                     98,943       72,416
   Proceeds from repayments of mortgage-backed securities                      30,101       80,289
(Increase) decrease in net loans receivable                                    (4,886)       4,484
Purchase of Federal Home Loan Bank stock                                       (4,063)      (4,677)
Redemption of Federal Home Loan Bank stock                                      5,423        5,137
Acquisition of premises and equipment                                             (83)         (36)
Other, net                                                                         --           60
                                                                            ---------    ---------
         Net cash provided by (used for) investing activities                  33,174      (30,436)
                                                                            ---------    ---------


                              WVS FINANCIAL CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)
                                        (In thousands)

                                                                          Nine Months Ended
                                                                              March 31,
                                                                        --------------------
                                                                          2007        2006
                                                                        --------    --------
FINANCING ACTIVITIES

Net decrease in transaction and passbook accounts                           (676)    (10,856)
Net increase (decrease) in certificates of deposit                         6,602      (1,630)
Net (decrease) increase in FHLB short-term advances                      (23,150)      1,600
Net (decrease) increase in other short-term borrowings                   (11,548)     43,663
Repayments of Federal Home Loan Bank long-term advances                   (5,000)     (4,000)
Net decrease in advance payments by borrowers for taxes and insurance       (279)       (297)
Cash dividends paid                                                       (1,114)     (1,136)
Funds used for purchase of treasury stock                                   (534)       (922)
Net proceeds from exercise of stock options                                  256          91
                                                                        --------    --------
         Net cash (used for) provided by financing activities            (35,443)     26,513
                                                                        --------    --------

         Increase (decrease) in cash and cash equivalents                    925      (2,384)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                       1,196       3,566
                                                                        --------    --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                             2,121       1,182
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                      $ 11,989    $ 11,054
      Income taxes                                                      $    920    $    332

Non-cash item:
      Due to Federal Reserve Bank                                       $  1,062          --
      Mortgage loan transferred to other Assets                               --    $     10

            See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments
(consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

         In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 ("EITF 06-4"), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company's results of operations or financial condition.

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

         In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position.

         In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 ("EITF 06-10"), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company's results of operations or financial condition.

3.       EARNINGS PER SHARE
         ------------------

         The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

                                            Three Months Ended         Nine Months Ended
                                                March 31,                  March 31,
                                        ------------------------    ------------------------

                                           2007          2006          2007          2006
                                        ----------    ----------    ----------    ----------
Weighted average common shares
   Outstanding                           3,785,629     3,767,010     3,775,025     3,764,061

Average treasury stock shares           (1,462,667)   (1,420,051)   (1,454,798)   (1,400,244)
                                        ----------    ----------    ----------    ----------
Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                             2,322,962     2,346,959     2,320,227     2,363,817

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings per
   share                                     1,316         1,660         1,832         2,834
                                        ----------    ----------    ----------    ----------

Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                             2,324,278     2,348,619     2,322,059     2,366,651
                                        ==========    ==========    ==========    ==========

         All options at March 31, 2007 and March 31, 2006 were included in the computation of diluted earnings per share.


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

5.       COMPREHENSIVE INCOME
         --------------------

         Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

                                           Three Months Ended                        Nine Months Ended
                                                March 31,                                March 31,
                                 -------------------------------------    -------------------------------------
                                        2007               2006                 2007                 2006
                                 -----------------   -----------------    -----------------   -----------------
                                                             (Dollars in Thousands)

Net income                                 $   955             $   788              $ 2,697             $ 2,006
Other comprehensive
  income (loss):
     Unrealized gains
     (losses) on
     available for sale
     securities                  $     6             $   (40)             $    24             $  (129)
       Less:
           Reclassification
           adjustment for gain
           included in net
           income                     --                  --                   --                 (30)
                                 -------   -------   -------   -------    -------   -------   -------   -------
Other comprehensive
   income (loss)  before tax                     6                 (40)                  24                (159)
Income tax (benefit)
expense related to other
comprehensive income
(loss)                                           2                  (7)                   8                 (54)
                                           -------             -------              -------             -------
Other comprehensive income
    (loss), net of tax                           4                 (33)                  16                (105)
                                           -------             -------              -------             -------
Comprehensive income                       $   959             $   755              $ 2,713             $ 1,901
                                           =======             =======              =======             =======

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007

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

         West View Savings Bank is a Pennsylvania-chartered, SAIF-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2007.

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


FINANCIAL CONDITION

         The Company's assets totaled $389.7 million at March 31, 2007, as compared to $421.7 million at June 30, 2006. The $32.0 million or 7.6% decrease in total assets was primarily comprised of a $25.1 million or 16.1% decrease in mortgage-backed securities, a $11.5 million or 5.9% decrease in investment securities, and a $1.4 million or 17.3% decrease in FHLB stock, which were partially offset by a $4.8 million or 8.7% increase in net loans receivable, a $925 thousand or 77.3% increase in cash and cash equivalents and a $154 thousand or 5.3% increase in accrued interest receivable. The decrease in investment securities is attributable to calls of fixed to floating rate and step-up U.S. government agency bonds, while the decrease in mortgage-backed securities was attributable to repayments on the Company's portfolio of floating rate collateralized mortgage obligations. See "Asset and Liability Management".

         The Company's total liabilities decreased $33.3 million or 8.5% to $359.0 million as of March 31, 2007, from $392.3 million as of June 30, 2006. The $33.3 million decrease in total liabilities was primarily comprised of a $23.2 million or 100.0% decrease in short-term FHLB advances, a $11.5 million or 15.2% decrease in other short-term borrowings and a $5.0 million or 3.6% decrease in long-term FHLB advances, which were partially offset by a $4.6 million or 3.0% increase in total savings deposits and a $1.6 million or 112.5% increase in other liabilities. Certificates of deposit increased $6.6 million, demand deposits increased $1.4 million and money market accounts increased $1.2 million while savings accounts decreased $4.4 million and advanced payments by borrowers for taxes and insurance decreased $279 thousand. The increase in certificates of deposit was principally attributable to investments by local governments and school districts. Management believes that the changes in savings accounts and advance payments by borrowers for taxes and insurance were primarily attributable to purchases of certificates of deposit, transactional needs and seasonal payments of local and school real estate taxes.

         Total stockholders' equity increased $1.3 million or 4.4% to $30.7 million as of March 31, 2007, from $29.4 million as of June 30, 2006. Company net income of $2.7 million was partially offset by capital expenditures for the Company's stock repurchase program and cash dividends which totaled $534 thousand and $1.1 million, respectively, for the nine months ended March 31, 2007.


RESULTS OF OPERATIONS

         General. WVS reported net income of $955 thousand or $0.41 diluted earnings per share and $2.7 million or $1.16 diluted earnings per share for the three and nine months ended March 31, 2007, respectively. Net income increased $167 thousand or 21.2% and diluted earnings per share increased $0.07 or 20.6% for the three months ended March 31, 2007, when compared to the same period in 2006. The increase in net income for the quarter was primarily attributable to a $321 thousand increase in net interest income and a $40 thousand decrease in non-interest expense, which were partially offset by a $103 thousand increase in income tax expense, a $72 thousand change in provision (recovery) for loan losses and a $19 thousand decrease in non-interest income. For the nine months ended March 31, 2007, net income increased $691 thousand or 34.4% and diluted earnings per share increased $0.31 or 36.5% when compared to the same period in 2006. The increase for the nine month period was primarily the result of a $1.3 million increase in net interest income, which was partially offset by a $405 thousand increase in income tax expense, a $174 thousand change in provisions (recovery) for loan losses and a $80 thousand decrease in non-interest income.

         Net Interest Income. The Company's net interest income increased by $321 thousand or 17.2% and $1.3 million or 27.9% for the three and nine months ended March 31, 2007, respectively, when compared to the same periods in 2006. The increases in net interest income for the three and nine month periods were primarily attributable to higher rates received on the Company's interest-earning assets, which more than offset higher rates paid on other short-term borrowings and time deposits. The increases in both rates earned on interest-earning assets and rates paid on interest-bearing liabilities reflects the higher levels of short and intermediate term market interest rates fueled by the Federal Reserve Board's increases in its targeted Federal Funds Rate.

         Interest Income. Interest on net loans receivable increased $155 thousand or 16.1% and $202 thousand or 6.7% for the three and nine months ended March 31, 2007, respectively, when compared to the same periods in 2006. The increases were primarily attributable to an increase of 66 basis points in the weighted average yield earned on net loans receivable and an increase of $3.3 million in the average balance of net loans receivable outstanding for the three months ended March 31, 2007, when compared to the same period in 2006, and an increase of 51 basis points in the weighted average yield earned on net loans receivable was partially offset by a decrease of $413 thousand in the average balance of net loans receivable for the nine months ended March 31, 2007 when compared to the same period in 2006. The changes in the average loan balances outstanding for the three and nine months ended March 31, 2007 were attributable in part to the Company's asset/liability management strategy. The Company has limited its portfolio origination of longer-term fixed rate real estate loans while emphasizing floating rate commercial and intermediate term fixed-rate consumer loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

         Interest on mortgage-backed securities decreased $294 thousand or 12.2% for the three months ended March 31, 2007, when compared to the same period in 2006. The decrease for the three months ended March 31, 2007 was primarily attributable to a $38.5 million decrease in the average balance of mortgage-backed securities outstanding for the period, which was partially offset by a 71 basis point increase in the weighted average yield earned on mortgage-backed securities outstanding for the period, when compared to the same period in 2006. Interest on mortgage-backed securities increased $211 thousand or 3.2% for the nine months ended March 31, 2007, when compared to the same period in 2006. The increase for the nine months ended March 31, 2007 was primarily attributable to a 123 basis point increase in the weighted average yield earned on mortgage-backed securities for the period, which was partially offset by a $29.3 million decrease in the average balance of mortgage-backed securities outstanding for the nine months ended March 31, 2007, when compared to the same period in 2006. The increase in the weighted average yield earned on mortgage-backed securities was consistent with higher market interest rates for the three and nine months ended March 31, 2007. The decrease in the average balances of mortgage-backed securities during the three and nine months ended March 31, 2007 was primarily attributable to paydowns on floating rate mortgage-backed securities in the Company's portfolio. Due to unattractive spreads in this sector, the Company used a substantial portion of these paydowns to reduce short-term borrowings, and to purchase other investment securities.

         Interest on investment securities increased by $188 thousand or 7.5% and $1.8 million or 28.3% for the three and nine months ended March 31, 2007, respectively, when compared to the same periods in 2006. The increase for the three months ended March 31, 2007 was attributable to a 77 basis point increase in the weighted average yield earned on the Company's investment securities, which was partially offset by a $14.2 million decrease in the average balance of investments outstanding. The increase for the nine months ended March 31, 2007 was primarily attributable to a 90 basis point increase in the weighted average yield earned on investment securities for the period and a $11.1 million increase in the average balance of investments outstanding for the nine months ended March 31, 2007 when compared to the same period in 2006. The increases in yields earned were consistent with increases in market interest rates. The increases in average balances for the nine months ended March 31, 2007 were associated with the Company's reinvestment of proceeds from floating rate mortgage-backed securities into fixed rate callable U.S. Government Agency securities. During the quarter ended March 31, 2007, proceeds from maturing investment securities were used to paydown short-term debt due to lower market spreads in this sector.

         Dividends received on FHLB stock increased by $50 thousand or 82.0% and $112 thousand or 69.1% for the three and nine months ended March 31, 2007, respectively, when compared to the same period in 2006. The increase was primarily attributable to increases of 333 and 219 basis points in the dividend rates received for the three and nine month periods ending March 31, 2007, respectively, when compared to the same periods in 2006.

         Interest Expense. Interest expense on deposits and escrows increased $275 thousand or 35.3% for the three months ended March 31, 2007 when compared to the same period in 2006. The increase in interest expense on deposits for the three months ended March 31, 2007 was attributable to increases of 84 and 72 basis point increases in the weighted average rate paid on time and money market deposits, respectively, and increases of $9.0 million and $2.3 million in the average balances of time and money market deposits, respectively, for the three months ended March 31, 2007, when compared to the same period in 2006. Interest expense on deposits and escrows increased $822 thousand or 36.6% for the nine months ended March 31, 2007, when compared to the same period in 2006. The increase in interest expense on deposit and escrows was primarily attributable to a 101 and 92 basis point increase in the weighted average rate paid on time and money market deposits, respectively, and a $5.6 million and $2.5 million increase in the average balance of time and money markets deposits, respectively, for the nine months ended March 31, 2007, when compared to the same period in 2006. The average yield paid on interest-bearing deposits reflects higher market interest rates for time and money market deposits for the three and nine months ended March 31, 2007.

         Interest paid on FHLB advances decreased $139 thousand or 7.1% for the three months ended March 31, 2007 when compared to the same period in 2006. The decrease for the three months ended March 31, 2007 was primarily attributable to a $8.4 million decrease in the average balances of FHLB long-term advances and a $2.6 million decrease in the average balances of FHLB short-term advances when compared to the same period in 2006. Interest paid on FHLB advances decreased $70 thousand or 1.2% for the nine months ended March 31, 2007 when compared to the same period in 2006. The decrease for the nine months was primarily attributable to a $8.5 million decrease in the average balances of FHLB long-term advances which were partially offset by a decrease of $6.0 million increase in the average balances of FHLB short-term advances when compared to the same period in 2006. The increase in FHLB short-term advances was the result of the Company's repositioning of its liability structure to take advantage of lower rates on FHLB short-term advances, as compared to other short-term funding sources, while the decrease in FHLB long-term advances was a result of payoffs of such advances.

         Interest paid on other short-term borrowings decreased $360 thousand or 26.8% and increased $215 thousand or 7.1% for the three and nine months ended March 31, 2007 when compared to the same periods in 2006. The decrease for the three months ended March 31, 2007 was attributable to a $44.4 million decrease in associated average balances, which was partially offset by a 78 basis point increase in rates paid. The increase for the nine months ended March 31, 2007 was primarily attributable to a 123 basis point increase in the average rate paid, which was partially offset by a $16.6 million decrease in the average balances of other borrowings when compared to the same period in 2006. The increase in rates paid was consistent with increases in short-term market interest rates. The decrease in average balances is attributable to the Company's decision to paydown short-term borrowings due to reduced market spreads available in the mortgage-backed and investment securities sectors.

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

         The Company recorded a provision of $34 thousand for loan losses for the three months ended March 31, 2007 compared to a recovery for loan loss of $38 thousand for the same period in 2006. The $38 thousand recovery during the quarter ended March 31, 2006 was primarily attributable to the paydowns on non-accrual loans. The Company recorded a provision for loan loss of $25 thousand for the nine months ended March 31, 2007 in conjunction with higher average loan balances compared to a recovery for loan loss of $149 thousand for the same period in 2006. At March 31, 2007, the Company's total allowance for loan losses amounted to $999 thousand or 1.6% of the Company's total loan portfolio, as compared to $957 thousand or 1.7% at June 30, 2006.

         Non-Interest Income. Non-interest income decreased by $19 thousand or 11.1% and $80 thousand or 14.7% for the three and nine months ended March 31, 2007 when compared to the same periods in 2006. The decrease for the three month period ended March 31, 2007 was primarily attributable to a $10 thousand decrease in deposit fee income and a $6 thousand decrease in ATM and debit card fee income. The decrease for the nine months ended March 31, 2007 was primarily attributable to a decrease of $30 thousand in pre-tax gains on the sale of investment securities, a $16 thousand decrease in service charges on deposits, a $19 thousand decrease in ATM and debit card fee income and a $4 thousand decrease in correspondent loan fees.

         Non-Interest Expense. Non-interest expense decreased $40 thousand or 4.6% and $4 thousand or 0.2% for the three and nine months ended March 31, 2007 when compared to the same period in 2006. The decrease for the three month period ended March 31, 2007 was primarily attributable to a $13 thousand decrease in correspondent bank service charges, a $10 thousand decrease in data processing expense, an $8 thousand decrease in outside service fees and an $8 thousand increase in credit provisions for losses on off-balance sheet liabilities. The decrease for the nine months ended March 31, 2007 was principally attributable to a $43 thousand change in provisions/credits for losses on off balance sheet liabilities, an $18 thousand decrease in data processing expense and a $15 thousand decrease in correspondent bank service charges, which were partially offset by a $40 thousand increase in charitable contributions eligible for Pennsylvania state tax credits and a $25 thousand increase in employee related costs when compared to the same period in 2006.

         Income Tax Expense. Income tax expense increased $103 thousand or 25.0% and $405 thousand or 45.7% for the three and nine months ended March 31, 2007 when compared to the same period in 2006. The increases were primarily attributable to an increased level of taxable income for the three and nine months ended March 31, 2007 when compared to the same periods in 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $3.2 million during the nine months ended March 31, 2007. Net cash provided by operating activities was primarily comprised of $2.7 million of net income, a $379 thousand increase in accrued and deferred taxes, a $238 thousand increase in accrued interest payable and $105 thousand in fixed asset depreciation, which were partially offset by a $154 increase in accrued interest receivable, and a $156 thousand in amortization of discounts, premiums and deferred loan fees.

         Funds provided by investing activities totaled $33.2 million during the nine months ended March 31, 2007. Primary sources of funds during the nine months ended March 31, 2007, included maturities and repayments of investment, mortgage-backed securities and FHLB Stock totaling $106.9 million, $30.1 million and $5.4 million, respectively, which were partially offset by purchases of investments, mortgage-backed securities and FHLB Stock totaling $95.3 million, $5.0 million and $4.1 million, respectively, and a $4.9 million increase in net loans receivable.

         Funds used for financing activities totaled $35.4 million for the nine months ended March 31, 2007. The primary uses included a $23.2 million decrease in short-term FHLB advances, $11.5 million decrease in other short-term borrowings, a $5.0 million decrease in long-term FHLB advances, $1.1 million in cash dividends paid on the Company's common stock and $534 thousand in treasury stock purchases, which were partially offset by a $5.6 million increase in total deposits. The $5.6 million increase in total deposits consisted of a $6.6 million increase in certificates of deposit primarily due to accounts opened by local county municipal governments and school districts, which was partially offset by a $676 thousand decrease in transaction and passbook accounts and a $279 thousand decrease in mortgage escrow accounts. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

         The Company's primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At March 31, 2007, the total approved loan commitments outstanding amounted to approximately $603 thousand. At the same date, commitments under unused lines of credit amounted to $7.1 million and the unadvanced portion of construction loans approximated $12.1 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2007 totaled $53.4 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

         On April 24, 2007, the Company's Board of Directors declared a cash dividend of $0.16 per share payable May 24, 2007, to shareholders of record at the close of business on May 14, 2007. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

         As of March 31, 2007, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $30.7 million or 23.3% and $31.7 million or 24.1%, respectively, of total risk-weighted assets, and Tier I leverage capital of $30.7 million or 7.79% of average quarterly assets.

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

         The Company's nonperforming assets at March 31, 2007 totaled approximately $1.2 million or 0.31% of total assets as compared to $318 thousand or 0.08% of total assets at June 30, 2006. Nonperforming assets at March 31, 2007 consisted of: one commercial real estate loan totaling $973 thousand, three single-family real estate loans totaling $215 thousand, two line of credits secured by single-family real estate totaling $18 thousand and one single-family real estate owned property with a book value of approximately $2 thousand.

         The $890 thousand increase in nonperforming assets during the nine months ended March 31, 2007 was primarily attributable to the addition to non-accrual status of one commercial real estate loan totaling $973 thousand (as further discussed below) and one line of credit secured by single-family real estate which were partially offset by the reclassification of two single-family real estate loans totaling $75 thousand from non-performing to performing and an $8 thousand charge-off related to the single-family real estate owned property. The loans are in various stages of collection activity and the real estate owned parcel is being marketed.

         At March 31, 2007, the Company had one previously restructured and non-accrual commercial real estate loan to a retirement village located in the North Hills totaling $973 thousand. The Savings Bank's outstanding principal balance on this loan totaled $2.0 million at June 30, 2003. During the quarter ended September 30, 2003, the Savings Bank redeemed $388 thousand of participating interests. During the quarter ended December 31, 2003, the Bank sold a forty percent participating interest to another financial institution at par resulting in proceeds totaling $979 thousand. The Savings Bank's outstanding principal balance totaled $984 thousand at June 30, 2006. The Company had recorded interest received on this credit on a cost recovery basis until September 30, 2003 and is now recording interest income on a cash basis. At March 31, 2007, this credit was classified as non-performing. The project is experiencing lower than desired levels of occupancy and the borrower is working to increase occupancy.

         At March 31, 2007, the Company had one previously restructured loan secured by undeveloped land totaling $338 thousand and one previously restructured unsecured loan totaling $37 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid on these loans in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, the Company had recorded interest payments received on a cost recovery basis until June 30, 2006 and is now recording interest income.

         During the nine months ended March 31, 2007, approximately $7 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the nine months ended March 31, 2007. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

         During the quarter ended March 31, 2007, the Federal Open Market Committee held its targeted federal funds rate at 5.25%. The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at March 31, 2006, June 30, 2006 and March 31, 2007.

                                                      Yield on:
                                            -------------------------------
                           Targeted           Two (2)           Ten (10)
                            Federal             Year              Year
                             Funds            Treasury          Treasury
                       ----------------     -------------     -------------

     March 31, 2006          4.75%              4.82%             4.86%
      June 30, 2006          5.25%              5.16%             5.15%
     March 31, 2007          5.25%              4.58%             4.65%


These changes in short, intermediate and long-term market interest rates, the inversion of the Treasury yield curve and continued high levels of interest rate volatility have impacted prepayments in the Company's loan, investment and mortgage-backed securities portfolios and a marked compression of industry-wide net interest margins. The difference in yields on the ten year and two year Treasury's is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates. The term premium of market interest rates is often used to determine the relative merits of taking on additional interest rate risk and to gauge the market's expectation of future interest rates.

         Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the nine months ended March 31, 2007, totaled $15.1 million, $106.9 million and $30.1 million, respectively. Due to a marked compression of Treasury yields, low market volatility and reduced spreads available on mortgage-backed and investment securities, the Company chose to use principal repayments to reduce short and long-term debt during most of fiscal 2007. This strategy has allowed the Company to increase operating margins and capital ratios while reducing overall interest rate risk.

         Due to the term structure of market interest rates, the Company continued to reduce its portfolio originations of long-term fixed rate mortgages while continuing to offer such loans on a correspondent basis. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank's market area. The Company will continue to selectively offer loans for commercial real estate, land acquisition and development, shorter-term construction loans, (primarily on residential properties), and commercial loans on business assets to partially increase interest income while limiting interest rate risk. The Company has also emphasized higher yielding home equity and small business loans to existing customers and seasoned prospective customers.

         During the quarter ended March 31, 2007, principal investment purchases were comprised of callable fixed rate government agency bonds with ten year final maturities and initial lock-out periods as follows: 6 months or less - $14.6 million with weighted average yields to call of approximately 6.11%; 6 thru 12 months - $8.0 million with a weighted average yield to call of approximately 6.04%; 13 thru 18 months - $3.0 million with a weighted average yield to call of 6.01%. The Company also purchased $4.0 million in short-term commercial paper with a yield of approximately 5.43%. Major investment proceeds received during the quarter ended March 31, 2007 were: callable government agency bonds - $50.8 million with a weighted average yield of approximately 4.93%; mortgage-backed securities - $8.0 million.

         As of March 31, 2007, the implementation of these asset and liability management initiatives resulted in the following:

         1) $128.4 million or 98.2% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were comprised of floating rate instruments that reprice on a monthly basis.
         2) $25.0 million or 13.5% of the Company's investment portfolio was comprised of fixed to floating rate U.S. Government Agency bonds which will reprice as follows: 6 months or less - $10.0 million and over 1 year - $15.0 million. Management currently believes that these bonds are likely to be repaid during the intervals shown.
         3) $139.0 million or 75.2% of the Company's investment portfolio was comprised of fixed-rate callable U.S. Government Agency bonds which are callable as follows: 3 months or less - $29.4 million; 3 - 6 months - $14.6 million; 6 - 12 months - $36.6 million; 1 - 2 years - $55.5 million; and over 2 years - $3.0 million. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates.
         4) $4.7 million or 2.5% of the Company's investment portfolio was comprised of U.S. Government Agency Step-up bonds which will reprice as follows: 3 months or less - $4.7 million with coupons increasing from 4.70% to 6.00%. Management believes that substantially all of these bonds are likely to be repaid during the intervals shown.
         5) An aggregate of $34.6 million or 57.2% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months; and
         6) The maturity distribution of the Company's borrowings is as follows: 1 month or less - $64.5 million or 32.5%; 1 - 3 years
                  - $8.5 million or 4.3%; 3 - 5 years - $117.6 million or 59.4%;
                  and over 5 years - $7.5 million or 3.8%.

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

                                              March 31,         June 30,
                                              --------    --------------------
                                                2007        2006        2005
                                              --------    --------    --------
                                                    (Dollars in Thousands)
Interest-earning assets maturing or
   repricing within one year                  $233,684    $273,884    $318,015
                                              --------    --------    --------
Interest-bearing liabilities maturing or
   repricing within one year                   162,558     194,509     181,085
                                              --------    --------    --------
Interest sensitivity gap                      $ 71,126    $ 79,375    $136,930
                                              ========    ========    ========
Interest sensitivity gap as a percentage of
   total assets                                  18.25%      18.82%       32.5%
Ratio of assets to liabilities
   maturing or repricing within one year        143.75%     140.81%      175.6%

         During the quarter ended March 31, 2007, the Company managed its one year interest sensitivity gap by: (1) paying down approximately $28.4 million in short-term borrowings; (2) reducing overall purchases of investment securities due to lower market spreads; and (3) limiting the portfolio origination of long-term fixed rate mortgages and emphasizing loans with shorter-terms or repricing frequencies.

         The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at March 31, 2007. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.


                                               Cumulative Stressed Repricing Gap
                                               ---------------------------------

                           Month 3        Month 6        Month 12       Month 24       Month 36       Month 60      Long Term
                           -------        -------        --------       --------       --------       --------      ---------
                                                                (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
  Gap ($'s)                (63,241)       (82,451)      (101,450)       (95,352)       (95,934)      (102,546)        30,818
% of Total
  Assets                    -16.2%         -21.2%         -26.0%         -24.5%         -24.6%         -26.3%            7.9%
Base Case Up 100 bp
-------------------
Cummulative
  Gap ($'s)                (69,706)       (90,043)      (102,769)      (102,385)      (102,920)      (106,539)        30,818
% of Total
  Assets                    -17.9%         -23.1%         -26.4%         -26.3%         -26.4%         -27.3%            7.9%
Base Case No Change
-------------------
Cummulative
  Gap ($'s)                 60,784         41,158         71,126        128,225        132,201         19,386         30,818
% of Total
  Assets                      15.6%          10.6%          18.2%          32.9%          33.9%           5.0%           7.9%
Base Case Down 100 bp
---------------------
Cummulative
  Gap ($'s)                 91,624         87,872        113,766        168,806        170,492         56,420         30,818
% of Total
  Assets                      23.5%          22.5%          29.2%          43.3%          43.7%          14.5%           7.9%
Base Case Down 200 bp
---------------------
Cummulative
  Gap ($'s)                 94,490         92,808        119,483        175,061        175,118         57,454         30,818
% of Total
  Assets                      24.2%          23.8%          30.7%          44.9%          44.9%          14.7%           7.9%


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

         The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2007. This analysis was done assuming that the interest-earning assets will average approximately $399 million over a projected twelve month period for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at March 31, 2007.


                   Analysis of Sensitivity to Changes in Market Interest Rates
                   -----------------------------------------------------------

                                                 Modeled Change in Market Interest Rates
                                    ------------------------------------------------------------------
Estimated impact on:                   -200        -100             0          +100          +200
-------------------
   Change in net interest income       -22.7%         - 9.3          0.00%        - 6.6        -27.6%

   Return on average equity              8.17%        10.37%        11.88%        10.84%         7.47%

   Return on average assets              0.62%         0.80%         0.92%         0.83%         0.57%

   Market value of equity (in
      thousands)                   $   27,355    $   32,423    $   36,267    $   27,081    $   12,336

         The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2007.

                        Anticipated Transactions
         -----------------------------------------------------------
                                              (Dollars in Thousands)
         Undisbursed construction and
             land development loans
               Fixed rate                          $    6,609
                                                         7.17%

               Adjustable rate                     $    5,451
                                                         6.34%

         Undisbursed lines of credit
               Adjustable rate                     $    7,113
                                                         8.37%

         Loan origination commitments
               Fixed rate                          $       78
                                                         8.50%

               Adjustable rate                     $      525
                                                         9.75%

         Letters of credit
               Adjustable rate                     $    1,011
                                                         9.26%

                                                   $   20,787
                                                   ==========

         In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2007, the Savings Bank had eleven performance standby letters of credit outstanding totaling approximately $1.0 million. Two letters of credit are secured by deposits with the Savings Bank and nine letters of credit are secured by developed property. Eight of the letters of credit will mature within twelve months, two will mature within twenty four months and one letter of credit is open-ended. In the event that the obligor is unable to perform its obligations as specified in the standby letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the standby letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund this contingent obligation.

ITEM 4.

CONTROLS AND PROCEDURES

         Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         (a)      Not applicable.
         (b)      Not applicable.
         (c) The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended March 31, 2007.

-------------------------------------------------------------------------------------------------
                         ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------------------------------------------------------
                                                          Total Number of      Maximum Number of
                         Total                            Shares Purchased    Shares that May Yet
                       Number of                        as Part of Publicly     Be Repurchased
                         Shares       Average Price      Announced Plans or   Under the Plans or
       Period          Purchased   Paid per Share ($)       Programs (1)         Programs (2)
-------------------------------------------------------------------------------------------------
01/01/07 - 01/31/07        1,000                16.40                 1,000               57,428
-------------------------------------------------------------------------------------------------
02/01/07 - 02/28/07           --                 0.00                    --               57,428
-------------------------------------------------------------------------------------------------
03/01/07 - 03/31/07        6,000                16.50                 6,000               51,428
-------------------------------------------------------------------------------------------------
     Total                 7,000                16.49                 7,000               51,428
-------------------------------------------------------------------------------------------------

--------------------

         (1) All shares indicated were purchased under the Company's Eighth Stock Repurchase Program.
         (2)      Eighth Stock Repurchase Program
                  (a)      Announced September 27, 2005.
                  (b)      125,000 common shares approved for repurchase.
                  (c)      No fixed date of expiration.
                  (d) This program has not expired and had 51,428 shares remaining to be purchased at March 31, 2007.
                  (e)      Not applicable.


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable.

ITEM 5.  Other Information
         -----------------

         Not applicable.

ITEM 6.  Exhibits
         --------

         The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

  Number     Description                                                   Page
 --------    -----------------------------------------------------------  ------
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



                                      WVS FINANCIAL CORP.



         May 4, 2007            BY:   /s/ David J. Bursic
                                      ------------------------------------------
         Date                         David J. Bursic
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


         May 4, 2007            BY:   /s/ Keith A. Simpson
                                      ------------------------------------------
         Date                         Keith A. Simpson
                                      Vice-President, Treasurer and Chief
                                       Accounting Officer
                                      (Principal Accounting Officer)