Form 10-K
period 2007-06-30
WVS FINANCIAL CORP
filed 2007-09-28
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                    For the fiscal year ended: June 30, 2007
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
             For the transition period from __________ to __________

                          Commission File No.: 0-22444

                               WVS Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                25-1710500
----------------------------------------  --------------------------------------
    (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)                Identification Number)

         9001 Perry Highway
      Pittsburgh, Pennsylvania                            15237
----------------------------------------  --------------------------------------
       (Address of Principal                            (Zip Code)
         Executive Offices)

       Registrant's telephone number, including area code: (412) 364-1911

           Securities registered pursuant to Section 12(b) of the Act:
 Common Stock, par value $.01 per share         NASDAQ Stock  Market LLC
----------------------------------------  --------------------------------------
           (Title of Class)               (Name of exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

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

Large accelerated filer |_|   Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

As of December 31, 2006, the aggregate value of the 1,872,499 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 437,316 shares held by all directors and officers of the registrant as a group, was approximately $30.9 million. This figure is based on the last known trade price of $16.50 per share of the registrant's Common Stock on December 31, 2006.

Number of shares of Common Stock outstanding as of September 26, 2007: 2,260,205

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2007 are incorporated into Part II.

(2) Portions of the definitive proxy statement for the 2007 Annual Meeting of Stockholders are incorporated into Part III.

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

      West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2007.

Lending Activities

      General. At June 30, 2007, the Company's net portfolio of loans receivable totaled $60.4 million, as compared to $55.7 million at June 30, 2006. Net loans receivable comprised 14.8% of the Company's total assets and 37.9% of total deposits at June 30, 2007, as compared to 13.2% and 36.7%, respectively, at June 30, 2006. The principal categories of loans in the Company's portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans, land acquisition and development loans and commercial loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). Historically, the Company's lending activities have been concentrated in single-family residential and land development and construction loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

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

      Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2007, the Savings Bank's limit on loans-to-one borrower was approximately $4.3 million. The Company's general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2007, the Company's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $2.1 million to $3.5 million, and are secured primarily by real estate located in the Company's primary market area.

      Loan Portfolio Composition. The following table sets forth the composition of the Company's net loans receivable portfolio by type of loan at the dates indicated.

                                                                            At June 30,
                                 -------------------------------------------------------------------------------------------------
                                        2007                2006                2005                2004                2003
                                 -----------------   -----------------   -----------------   -----------------   -----------------
                                  Amount      %       Amount      %       Amount      %       Amount      %       Amount      %
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
                                                                      (Dollars in Thousands)
Real estate loans:
Single-family                    $ 17,102    23.26%  $ 17,702    26.72%  $ 20,680    27.86%  $ 25,825    32.52%  $ 43,255    40.91%
Multi-family                        6,458     8.78      4,339     6.55      4,960     6.68      4,761     5.99      5,196     4.92
Commercial                          7,699    10.47      7,574    11.43      8,561    11.53      9,950    12.53     17,949    16.98
Construction                       25,679    34.92     20,964    31.64     22,065    29.72     18,070    22.76     16,942    16.03
Land acquisition and
   development                      2,195     2.99      3,221     4.86      5,884     7.93      7,947    10.01      7,437     7.03
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
Total real estate Loans            59,133    80.42     53,800    81.20     62,150    83.72     66,553    83.81     90,779    85.87
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
Consumer loans:
Home equity                         9,858    13.41      9,444    14.26     10,082    13.58     11,018    13.88     12,374    11.70
Other                                 551     0.75        962     1.45      1,089     1.47        870     1.09      1,069     1.01
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
Total consumer
   Loans                           10,409    14.16     10,406    15.71     11,171    15.05     11,888    14.97     13,443    12.71
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
Commercial loans                    3,988     5.42      2,050     3.09        915     1.23        968     1.22      1,499     1.42
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
Commercial lease
   Financings                          --     0.00         --     0.00         --     0.00         --     0.00         --     0.00
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
                                   73,530   100.00%    66,256   100.00%    74,236   100.00%    79,409   100.00%   105,721   100.00%
                                 --------   ======   --------   ======   --------   ======   --------   ======   --------   ======
Less:
Undisbursed loan
   Proceeds                       (12,090)             (9,512)            (12,882)             (9,956)            (11,348)
Net deferred loan
   Origination fees                  (104)                (85)                (82)               (115)               (174)
Allowance for loan
   Losses                            (986)               (957)             (1,121)             (1,370)             (2,530)
                                 --------            --------            --------            --------            --------
Net loans
   Receivable                    $ 60,350            $ 55,702            $ 60,151            $ 67,968            $ 91,669
                                 ========            ========            ========            ========            ========

      Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company's loans and mortgage-backed securities at June 30, 2007. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.

                                                       Real Estate Loans
                                -------------------------------------------------------------
                                                                                     Land        Consumer
                                                                                  acquisition   loans and     Mortgage
                                 Single-    Multi-                                    and       commercial    -backed
                                 family     family    Commercial   Construction   development     loans      securities     Total
                                --------   --------   ----------   ------------   -----------   ----------   ----------   ---------
                                                                      (Dollars in Thousands)
Amounts due in:
   One year or less             $     59   $     --    $   972       $ 20,530       $ 1,665      $    261     $     --    $  23,487
   After one year through
      five years                   1,140      1,600        112          3,450           453         4,292           --       11,047
   After five years               15,903      4,858      6,615          1,699            77         9,844      121,517      160,513
                                --------   --------    -------       --------       -------      --------     --------    ---------
      Total(1)                  $ 17,102   $  6,458    $ 7,699       $ 25,679       $ 2,195      $ 14,397     $121,517    $ 195,047
                                ========   ========    =======       ========       =======      ========     ========    =========

Interest rate terms on
  amounts due after one year:
   Fixed                        $ 13,921   $  1,877    $ 2,725       $  1,012       $   518      $  9,322     $  2,246    $  31,621
   Adjustable                      3,122      4,581      4,002          4,137            12         4,814      119,271      139,939
                                --------   --------    -------       --------       -------      --------     --------    ---------
      Total                     $ 17,043   $  6,458    $ 6,727       $  5,149       $   530      $ 14,136     $121,517    $ 171,560
                                ========   ========    =======       ========       =======      ========     ========    =========

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

      The Company has from time to time renewed commercial real estate loans and speculative construction (single-family) loans due to slower than expected sales of the underlying collateral. Commercial real estate loans are generally renewed at a contract rate that is the greater of the market rate at the time of the renewal or the original contract rate. Loans secured by speculative single-family construction or developed lots are generally renewed for an additional twelve month term with monthly payments of interest. Subsequent renewals, if necessary, are generally granted for an additional twelve month term; principal amortization may also be required. Land acquisition and development loans are generally renewed for an additional twelve month term with monthly payments of interest.

      At June 30, 2007, the Company had approximately $7.6 million of renewed commercial real estate and construction loans. The $7.6 million in aggregate disbursed principal that has been renewed is comprised of: single-family speculative construction loans totaling $6.1 million and land acquisition and development loans totaling $1.5 million. Management believes that the previously discussed whole loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All of the loans that have been rolled over are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans.

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

      Historically, the Company has originated substantially all of the loans retained in its portfolio. Substantially all of the residential real estate loans originated by the Company have been under terms, conditions and documentation which permit their sale to the Fannie Mae and other investors in the secondary market. Although West View has not been a frequent seller of loans in the secondary market, the Savings Bank is on the Fannie Mae approved list of sellers/servicers. The Company has held most of the loans it originates in its own portfolio until maturity, due, in part, to competitive pricing conditions in the marketplace for origination by nationwide lenders and portfolio lenders. The Company has not originated sub-prime, no documentation or limited documentation loans.

      The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company's market area is insufficient or to increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 2007, $697 thousand or 1.2% of the

Company's net loans receivable consisted of single-family mortgage whole loans purchased from another financial institution.

      The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 2007, $697 thousand or 1.2% of the Company's net loans receivable were being serviced for the Company by others.

      The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

                                                             At or For the Year Ended June 30,
                                                            -----------------------------------
                                                                 2007       2006       2005
                                                               --------   --------   --------
                                                                   (Dollars in Thousands)
Net loans receivable beginning balance                         $ 55,702   $ 60,151   $ 67,968
Real estate loan originations
   Single-family(1)                                               1,366      1,349        890
   Multi-family(2)                                                  766         --        495
   Commercial                                                       984        325      2,002
   Construction                                                  12,910      8,932     12,307
   Land acquisition and development                               3,107        299        353
                                                               --------   --------   --------
      Total real estate loan originations                        19,133     10,905     16,047
                                                               --------   --------   --------

Home equity                                                       2,319      2,088      1,680
Commercial                                                        1,205        480        100
Other                                                               227        179        303
                                                               --------   --------   --------
      Total loan originations                                    22,884     13,652     18,130
                                                               --------   --------   --------
Disbursements against available credit lines:
   Home equity                                                    2,530      2,554      2,848
   Other                                                              6          9          6
   Commercial                                                     2,195      1,638        725
Purchase of whole loans and participations                           --         --         --
                                                               --------   --------   --------
      Total originations and purchases                           27,615     17,853     21,709
                                                               --------   --------   --------
Less:
   Loan principal repayments                                     20,636     25,527     28,378
   Sales of whole loans (3)                                          --         --          4
   Sales of participation interests (4)                              --         --         --
   Transferred to real estate owned                                  --         10         70
   Change in loans in process                                     2,282     (3,074)     1,355
   Other, net(5)                                                     49       (161)      (281)
                                                               --------   --------   --------
      Net increase (decrease)                                  $  4,648   $ (4,449)  $ (7,817)
                                                               --------   --------   --------

Net loans receivable ending balance                            $ 60,350   $ 55,702   $ 60,151
                                                               ========   ========   ========

----------
(1)   Consists of loans secured by one-to-four family properties.

(2)   Consists of loans secured by five or more family properties.

(3)   Loans sold included servicing rights.

(4) As of June 30, 2007, loans serviced for others totaled approximately $719 thousand.

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

      The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the Board of Directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and non-residential) (80%); improved property (85%); and one-to-four family residential (owner-occupied) (no maximum ratio; however any LTV ratio in excess of 90% should require appropriate mortgage insurance or readily marketable collateral). Consistent with its conservative lending philosophy, the Company's LTV limits are generally more restrictive than those in the Guidelines: raw land (60%); land development
(70%); construction (commercial - 70%; multi-family - 75%; speculative residential - 80%); 1 - 4 family residential properties (80%); multi-family residential (75%); and commercial real estate (80%).

      Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2007, $17.1 million or 23.3% of the Company's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. Single-family loan originations totaled $1.4 million and increased $17 thousand or 1.3% during the fiscal year ended June 30, 2007, when compared to the same period in 2006. Due to low levels of market interest rates, the Company continued to reduce its portfolio originations of long-term fixed rate mortgages, while continuing to offer consumer, home equity, construction loans, land acquisition and development loans and commercial loans.

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

      At June 30, 2007, approximately $14.0 million or 81.7% of the single-family residential loans in the Company's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

      The Company is permitted to lend up to 100% of the appraised value of real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by state banking regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 75% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance is obtained on residential loans for which loan-to-value ratios exceed 80% according to the following schedule: loans exceeding 80% but less than 90% - 25% coverage; loans exceeding 90% but less than 95% - 30% coverage; and loans exceeding 95% through 100% - 35% coverage. No loans are made in excess of 100% of appraised value.

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

      Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2007, $6.5 million or 8.8% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented an increase of $2.1 million or 48.8% from fiscal 2006. Of the $6.5 million, approximately $4.6 million or 70.9% provide for an adjustable rate of interest, while approximately $1.9 million or 29.1% are fixed rate loans.

      At June 30, 2007, $7.7 million or 10.5% of the Company's loan portfolio consisted of loans secured by existing commercial real estate properties, which represented an increase of $125 thousand or 1.7% from fiscal 2006. Of the $7.7 million, approximately $5.0 million or 64.6% provide for an adjustable rate of interest, while approximately $2.7 million or 35.4% are fixed rate loans.

      The majority of the Company's multi-family residential loans are secured primarily by 5 to 20 unit apartment buildings, while commercial real estate loans are secured by office buildings, small retail establishments and churches. These types of properties constitute the majority of the Company's commercial real estate loan portfolio. The Company's multi-family residential and commercial real estate loan portfolio consists primarily of loans secured by properties located in its primary market area.

      Although terms vary, multi-family residential and commercial real estate loans generally are amortized over a period of up to 15 years (although some loans amortize over a 20 year period) and mature in 5 to 15 years. The Company will originate these loans either with fixed or adjustable interest rates which generally is negotiated at the time of origination. Loan-to-value ratios on the Company's commercial real estate loans are currently limited to 75% or lower. As part of the criteria for underwriting multi-family residential and commercial real estate loans, the Company generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of the debt service to debt service) of at least 115%. It is also the Savings Bank's general policy to obtain personal guarantees on its multi-family residential and commercial real estate loans from the principals of the borrower and, when this cannot be obtained, to impose more stringent loan-to-value, debt service and other underwriting requirements.

      At June 30, 2007 the Company's multi-family residential and commercial real estate loan portfolio consisted of approximately 46 loans with an average principal balance of $308 thousand. At June 30, 2007, the Company had one commercial real estate loan, totaling $972 thousand that was classified as a non-accrual loan. During the year ended June 30, 2007, $71 thousand of interest was collected and recognized.

      Construction Loans. For many years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company's primary market area. At June 30, 2007, construction loans amounted to approximately $25.7 million or 34.9% of the Company's total loan portfolio, which represented an increase of $4.7 million or 22.5% from fiscal 2006. The increase was principally due to increased levels of speculative construction loans. As of June 30, 2007, the Company's portfolio of construction loans consisted primarily of $21.9 million of loans for the construction of single-family residential real estate. Construction loan originations totaled $12.9 million and increased by $4.0 million or 44.5% during the fiscal year ended June 30, 2007, when compared to the same period in 2006.

      Construction loans are made for the purpose of constructing a single-family residence. The Company will underwrite such loans to individuals on a construction/permanent mortgage loan basis or to a builder/developer on a speculative (not pre-sold) construction mortgage loan basis. At June 30, 2007, approximately 78.2% of total outstanding construction loans were made to local real estate builders and developers with whom the Company has worked for a number  of  years  for  the  purpose  of  constructing  primarily  single-family residences. Upon application, credit review and analysis of personal and corporate financial statements, the Company may grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $3.0 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company's authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2007, the Company also had $2.2 million or 3.0% of the total loan portfolio invested in land development loans, which consisted of 14 loans to 12 developers.

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

      Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2007, $10.4 million or 14.2% of the Company's total loan portfolio consisted of consumer loans, which represented an increase of $3 thousand or 0.03% from fiscal 2006. The consumer loans offered by the Company include home equity loans, home equity lines of credit, automobile loans, loans secured by deposit accounts and personal loans. Approximately 90.5% of the Company's consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

      The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2007, approximately 73.1% of the Company's home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

      Commercial Loans. At June 30, 2007, $4.0 million or 5.4% of the Company's total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, marketable investment securities, business inventory and equipment, and similar collateral. The $1.9 million or 94.5% increase from fiscal 2006 was principally due to the Company's emphasis in making these types of loans. The Company is continuing to develop this line of business in order to increase interest income and to attract compensating deposit account balances.

      Loan Fee Income. In addition to interest earned on loans, the Company may receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

      The Company's loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with Statement of Financial Accounting Standards (SFAS) No. 91, the Company has recognized $20 thousand, $19 thousand and $61 thousand of deferred loan fees during fiscal 2007, 2006 and 2005, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. The reduced levels of loan origination fee income for fiscal years 2007 and 2006, were principally attributable to a higher volume of loan refinancings with lower or no loan origination fees. Loans previously originated with lower or no loan origination fees will reduce the recognition of associated deferred fee balances.

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

      The following table sets forth the amounts and categories of the Company's non-performing assets, troubled debt restructurings and potential problem loans at the dates indicated.

                                                                          At June 30,
                                                       -----------------------------------------------
                                                         2007      2006      2005      2004      2003
                                                       -------   -------   -------   -------   -------
                                                                    (Dollars in Thousands)
Non-accruing loans:
Real estate:
   Single-family (1)                                   $   214   $   291   $    58   $   281   $    59
   Commercial (2)                                          972        --        --         4     3,342
   Construction                                             --        --       456        --        --
   Land Acquisition and Development                         --        --       387       427        58
Consumer (3)                                                18        17        86        71        --
Commercial loans and leases                                 --        --        --        45        22
                                                       -------   -------   -------   -------   -------
Total non-accrual loans                                  1,204       308       987       828     3,481
                                                       -------   -------   -------   -------   -------
Accruing loans greater than 90 days
   Delinquent                                               --        --        --        --        --
                                                       -------   -------   -------   -------   -------
      Total non-performing loans                       $ 1,204   $   308   $   987   $   828   $ 3,481
                                                       -------   -------   -------   -------   -------
Real estate owned (4)                                        2        10        70        --        --
                                                       -------   -------   -------   -------   -------
      Total non-performing assets                      $ 1,206   $   318   $ 1,057   $   828   $ 3,481
                                                       =======   =======   =======   =======   =======
Troubled debt restructurings                           $    --   $    --   $ 1,114   $ 1,343   $ 2,497
                                                       =======   =======   =======   =======   =======
Potential problem loans (5)                            $   368   $ 1,377   $    --   $    --   $    --
                                                       =======   =======   =======   =======   =======
Total non-performing loans and potential
   problem loans and troubled debt
   restructurings as a percentage of
   net loans receivable                                   2.60%     3.03%     3.49%     3.19%     4.36%
                                                       =======   =======   =======   =======   =======
Total non-performing assets to total assets               0.30%     0.08%     0.25%     0.19%     0.95%
                                                       =======   =======   =======   =======   =======
Total non-performing assets, troubled debt
   restructurings and potential problem
   loans as a percentage of total assets                  0.39%     0.40%     0.52%     0.50%     1.09%
                                                       =======   =======   =======   =======   =======

----------
(1) At June 30, 2007, non-accrual single-family residential real estate loans consisted of three loans.

(2) At June 30, 2007, non-accrual commercial real estate loans consisted of one loan.

(3)   At June 30, 2007, non-accrual consumer loans consisted of two loans.

(4) At June 30, 2007, real estate owned consisted of one single-family residential dwelling.

(5)   At June 30, 2007, potential problem loans consisted of two loans.

      The $888 thousand increase in nonperforming assets during twelve months ended June 30, 2007 was primarily attributable to the addition to non-accrual status of one commercial real estate loan totaling $972 thousand (as further discussed below) and one line of credit secured by single-family real estate which was partially offset by the reclassification of two single-family real estate loans totaling $75 thousand from non-performing to performing, an $8 thousand charge-off related to one single-family real estate owned property, and $2 thousand in repayments. The loans are in various stages of collection activity and the real estate owned parcel was sold on August 2, 2007.

      At June 30, 2007, the Company had one previously restructured and non-accrual commercial real estate loan to a retirement village located in the North Hills totaling $972 thousand. The Savings Bank's outstanding principal balance on this loan totaled $2.0 million at June 30, 2003. During the quarter ended September 30, 2003, the Savings Bank redeemed $388 thousand of participating interests. During the quarter ended December 31, 2003, the Bank sold a forty percent participating interest to another financial institution at par resulting in proceeds totaling $979 thousand. The Savings Bank's outstanding principal balance totaled $984 thousand at June 30, 2006. The Company had recorded interest received on this credit on a cost recovery basis until September 30, 2003 and is now recording interest income on a cash basis. At March 31, 2007, this credit was classified as non-performing. The project is experiencing lower than desired levels of occupancy and the borrower is working to increase occupancy.

      At June 30, 2007, the company had two potential problem loans consisting of one previously restructured loan secured by undeveloped land totaling $335 thousand and one previously restructured unsecured loan totaling $34 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid on these loans in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, the Company had recorded interest payment received on a cost recovery basis until June 30, 2006 and is now recording interest income.

      The Company had three non-accrual single-family real estate loans totaling approximately $214 thousand at June 30, 2007. One loan totaling approximately $57 thousand is being serviced by another financial institution, who is proceeding with collection activities, while the other two are in various stages of collection.

      During fiscal 2007, 2006 and 2005, approximately $82 thousand, $23 thousand and $150 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $81 thousand, $10 thousand and $99 thousand, respectively.

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

      Effective December 13, 2006, the FDIC, in conjunction with the other federal banking agencies adopted a Revised Interagency Policy Statement on the Allowance for Loan and Lease Losses ("ALLL"). The revised policy statement revised and replaced the banking agencies' 1993 policy statement on the ALLL. The revised policy statement provides that an institution must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The banking agencies also revised the policy to ensure consistency with generally accepted accounting principles ("GAAP"). The revised policy statement updates the previous guidance that describes the responsibilities of the board of directors, management, and bank examiners regarding the ALLL; factors to be considered in the estimation of the ALLL; and the objectives and elements of an effective loan review system.

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

      The Company's general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company's general valuation allowances are within the following ranges: (1) 0% to 5% of assets subject to special mention; (2) 5% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company's past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2007, is adequate.

      The allowance for loan losses at June 30, 2007 increased $29 thousand to $986 thousand. The increase in the allowance for loan losses was primarily the result of higher average loan balances during fiscal 2007. The Company believes that the loan loss reserve levels are prudent and warranted at this time due to the weakness of the national economy. The changes in prior years reflected a number of factors, the most significant of which were the changes in the Company's level of non-performing assets and the industry trend towards greater emphasis on the allowance method of providing for loan losses.

      The following table summarizes changes in the Company's allowance for loan losses and other selected statistics for the periods indicated.

                                                                    At June 30,
                                               -----------------------------------------------------
                                                 2007       2006       2005       2004        2003
                                               --------   --------   --------   --------   ---------
                                                                (Dollars in Thousands)
Average net loans                              $ 58,062   $ 55,881   $ 62,410   $ 74,656   $ 125,221
                                               ========   ========   ========   ========   =========
Allowance balance (at beginning of period)     $    957   $  1,121   $  1,370   $  2,530   $   2,758
Provision for loan losses                            13       (161)       (46)      (794)       (228)
Charge-offs:
   Real estate:
     Single-family                                   --          7         15         --          --
     Multi-family                                    --         --         --         --          --
     Commercial                                      --         --        186        524          --
     Construction                                    --         --         --         --          --
   Land acquisition and development                  --         --         --         --          --
   Consumer:
     Home equity                                     --         --         25         --          --
     Education                                       --         --         --         --          --
     Other                                           --         --         --         --          --
   Commercial loans and leases                       --         --         11         --          --
                                               --------   --------   --------   --------   ---------
     Total charge-offs                               --          7        237        524           -
                                               --------   --------   --------   --------   ---------
Recoveries:
   Real estate:
     Single-family                                   --         --         --         --          --
     Multi-family                                    --         --         --         --          --
     Commercial                                      --          4          4        158          --
     Construction                                    15         --         30         --          --
   Land acquisition and development                  --         --         --         --          --
   Consumer:
     Home equity                                      1         --         --         --          --
     Education                                       --         --         --         --          --
     Other                                           --         --         --         --          --
   Commercial loans and leases                       --         --         --         --          --
                                               --------   --------   --------   --------   ---------
     Total recoveries                                16          4         34        158          --
                                               --------   --------   --------   --------   ---------
Net loans charged-off                               (16)         3        203        366          --
                                               --------   --------   --------   --------   ---------
Transfer to real estate owned loss reserve           --         --         --         --          --
Allowance balance (at end of period)           $    986   $    957   $  1,121   $  1,370   $   2,530
                                               ========   ========   ========   ========   =========
Allowance for loan losses as a percentage of
   total loans receivable                          1.60%      1.69%      1.83%      1.97%       2.68%
                                               ========   ========   ========   ========   =========
Net loans charged-off as a percentage of
   average net loans                              (0.03)%     0.01%      0.33%      0.49%       0.00%
                                               ========   ========   ========   ========   =========
Allowance for loan losses to non-performing
   Loans                                          81.89%    310.71%    113.58%    165.46%      72.68%
                                               ========   ========   ========   ========   =========
Net loans charged-off to allowance for loan
   Losses                                         (1.62)%     0.31%     18.11%     26.72%       0.00%
                                               ========   ========   ========   ========   =========
Recoveries to charge-offs                          0.00%     57.14%     14.35%     30.15%       0.00%
                                               ========   ========   ========   ========   =========

      The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

                                                                        At June 30,
                        -----------------------------------------------------------------------------------------------------------
                               2007                  2006                  2005                  2004                  2003
                               ----                  ----                  ----                  ----                  ----
                        % of Total Loans by   % of Total Loans by   % of Total Loans by   % of Total Loans by   % of Total Loans by
                        Amount     Category   Amount     Category   Amount     Category   Amount     Category   Amount     Category
                        ------     --------   ------     --------   ------     --------   ------     --------   ------     --------
                                                                   (Dollars in Thousands)
Real estate loans:
  Single-family         $   83       23.26%   $   54       26.72%   $   52       27.86%   $   82       32.52%   $   75       40.91%
  Multi-family              39        8.78        22        6.55        26        6.68        18        5.99        26        4.92
  Commercial               409       10.47       420       11.43       465       11.53       597       12.53     1,944       16.98
  Construction              35       34.92        32       31.64        54       29.72        30       22.76        33       16.03
  Land acquisition
   and development         190        2.99       218        4.86       262        7.93       302       10.01        73        7.03
  Unallocated               --        0.00        --        0.00        --        0.00        --        0.00        --        0.00
                        ------     --------   ------     --------   ------     -------    ------     -------    ------     -------
    Total real estate
      Loans                756       80.42       746       81.20       859       83.72     1,029       83.81     2,151       85.87
                        ------     -------    ------     -------    ------     -------    ------     -------    ------     -------
Consumer loans:
  Home equity              102       13.41       103       14.26       128       13.58       117       13.88       124       11.70
  Other                     38        0.75        50        1.45        61        1.47        78        1.09        22        1.01
  Unallocated               --        0.00        --        0.00        --        0.00        --        0.00        --        0.00
                        ------     -------    ------     -------    ------     -------    ------     -------    ------     -------
    Total consumer
      loans                140       14.16       153       15.71       189       15.05       195       14.97       146       12.71
                        ------     -------    ------     -------    ------     -------    ------     -------    ------     -------
Commercial loans:
  Commercial loans          90        5.42        58        3.09        35        1.23       116        1.22       200        1.42
  Unallocated               --        0.00        --        0.00        --        0.00        --        0.00        --        0.00
                        ------     -------    ------     -------    ------     -------    ------     -------    ------     -------
    Total commercial
      loans                 90        5.42        58        3.09        35        1.23       116        1.22       200        1.42
                        ------     -------    ------     -------    ------     -------    ------     -------    ------     -------
Commercial lease
  financings                --        0.00        --        0.00        --        0.00        --        0.00        --        0.00
                        ------     -------    ------     -------    ------     -------    ------     -------    ------     -------
Off balance-sheet
  Items (1)                 --        0.00        --        0.00        38        0.00        30        0.00        33        0.00
                        ------     -------    ------     -------    ------     -------    ------     -------    ------     -------
                        $  986      100.00%   $  957      100.00%   $1,121      100.00%   $1,370      100.00%   $2,530      100.00%
                        ======     =======    ======     =======    ======     =======    ======     =======    ======     =======

----------
(1) In accordance with generally accepted accounting principles, the Company established a separate reserve for off-balance sheet items beginning in fiscal 2006. At June 30, 2007 this accounting reserve totaled $42 thousand.

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

      The Company had no unallocated loss allowance balance at June 30, 2007.

      The following table summarizes the calculations of required allowance for loan losses by loan category as of June 30, 2007.

                                                                       Allowance
                                                                          for
                                                      Group Rate       Loan Loss
                                                   ---------------     ---------
Homogenous loans:
   Single-family                                        0.0015             $  56
   Multi-family                                         0.0050                39
   Commercial real estate                               0.0100                69
   Construction/land acquisition
     and development                               0.0015 - 0.0100 (1)        41
   Secured consumer                                     0.0100               105
   Unsecured consumer                                   0.0500                 1
   Commercial loans                                     0.0500                79
   Unallocated                                                                --

Individually evaluated loans:
   Single-family                                                              27
   Multi-family                                                               --
   Commercial real estate                                                    340
   Construction/land acquisition
     and development                                                         184
   Secured consumer                                                            1
   Unsecured consumer                                                         33
   Commercial loans                                                           11

Total allowance for loan losses:
   Single-family                                                              83
   Multi-family                                                               39
   Commercial real estate                                                    409
   Construction/land acquisition
     and development                                                         225
   Secured consumer                                                          106
   Unsecured consumer                                                         34
   Commercial loans                                                           90
   Unallocated                                                                --
                                                                           -----

Total allowance for loan losses                                            $ 986
                                                                           =====

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

      At June 30, 2007, the Company's MBS portfolio totaled $121.5 million as compared to $155.8 million at June 30, 2006. The $34.3 million or 22.0% decrease in MBS balances outstanding during fiscal 2007 was primarily attributable to principal repayments on floating rate CMOs which were partially offset by $5.0 million of purchases of floating rate CMOs. At June 30, 2007, approximately $119.3 million or 98.2% (book value) of the Company's portfolio of MBS, including CMOs, were comprised of adjustable or floating rate instruments, as compared to $153.5 million or 98.5% at June 30, 2006. Substantially all of the Company's floating rate MBS adjust monthly based upon changes in certain short-term market indices (e.g. LIBOR, Prime, etc.).

      The following tables set forth the amortized cost and estimated market values of the Company's MBSs available for sale and held to maturity as of the periods indicated.

                                                  2007        2006        2005
                                             ---------   ---------   ---------
                                                   (Dollars in Thousands)
MBS Available for Sale at June 30,
----------------------------------

FHLMC PCs                                    $      --   $      --   $      44
GNMA PCs                                         2,137       2,171       2,333
FNMA PCs                                            --          --         449
CMOs - agency collateral                            49          58          67
                                             ---------   ---------   ---------
Total amortized cost                         $   2,186   $   2,229   $   2,893
                                             =========   =========   =========
Total estimated market value                 $   2,246   $   2,292   $   3,120
                                             =========   =========   =========

MBS Held to Maturity at June 30,
--------------------------------

FHLMC PCs                                    $      --   $      --   $       9
GNMA PCs                                            --          --         370
FNMA PCs                                            --          --          16
CMOs - agency collateral                        59,533      85,436     127,915
CMOs - single-family whole loan collateral      59,738      68,025      30,721
                                             ---------   ---------   ---------
Total amortized cost                         $ 119,271   $ 153,461   $ 159,031
                                             =========   =========   =========
Total estimated market value                 $ 119,646   $ 152,706   $ 159,566
                                             =========   =========   =========

      The Company believes that its present MBS available for sale allocation of $2.2 million or 1.8% of the carrying value of the MBS portfolio, in conjunction with other investment securities allocated as available for sale, is adequate to meet anticipated future liquidity requirements and to reposition its balance sheet and asset/liability mix should it wish to do so in the future.

      The following table sets forth the amortized cost, contractual maturities and weighted average yields of the Company's MBS, including CMOs, at June 30, 2007.

                          One Year   After One to   After Five to   Over Ten
                          or Less     Five Years      Ten Years       Years       Total
                          --------   ------------   -------------   ---------   ---------
                                               (Dollars in Thousands)
MBS Available for Sale    $   --        $   --         $   --       $   2,186   $   2,186
                            0.00%         0.00%          0.00%           7.71%       7.71%

MBS Held to Maturity      $   --        $   --         $   --       $ 119,271   $ 119,271
                            0.00%         0.00%          0.00%           6.33%       6.33%
                          ------        ------         ------       ---------   ---------

Total                     $   --        $   --         $   --       $ 121,457   $ 121,457
                          ======        ======         ======       =========   =========
Weighted average yield      0.00%         0.00%          0.00%           6.35%       6.35%
                          ======        ======         ======       =========   =========

      Due  to  prepayments  of  the   underlying   loans,   and  the  prepayment
characteristics of the CMO traunches, the actual maturities of the Company's MBS are expected to be substantially less than the scheduled maturities.

      The following table sets forth information with respect to the MBS owned by the Company at June 30, 2007, which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government or United States Government agencies and corporations. All MBS owned by the Company have been assigned a triple A investment grade rating.

                                                        Number of                      Estimated
Name of Issuer                                         Securities   Carrying Value   Market Value
--------------                                         ----------   --------------   ------------
                                                                        (Dollars in Thousands)
Countrywide Home Loans                                     8           $ 29,079        $ 29,063
Credit Suisse First Boston Mortgage Securities Corp.       3           $ 10,274        $ 10,413
Chase Mortgage Finance Corp.                               2           $ 10,144        $ 10,108
Bank of America Mortgage Securities                        3           $  6,688        $  6,760
GSR Mortgage Loan Trust                                    1           $  3,553        $  3,546
                                                                       --------        --------

                                                                       $ 59,738        $ 59,890

Investment Securities

      The Company may invest in various types of securities, including corporate debt and equity securities, U.S. Government and U.S. Government agency obligations, securities of various federal, state and municipal agencies, FHLB stock, commercial paper, bankers' acceptances, federal funds and interest-bearing deposits with other financial institutions.

      The Company's investment activities are directly monitored by the Company's Finance Committee under policy guidelines adopted by the Board of Directors. In recent years, the general objective of the Company's investment policy has been to manage the Company's interest rate sensitivity gap and generally to increase interest-earning assets. As reflected in the table below, the Company increased its position of U.S. Government Agency obligations while decreasing its portfolio of floating rate CMOs. The Company purchased approximately $127.1 million of U.S. Government Agency obligations during fiscal 2007. Outstanding balances totaled $186.7 million or 85.7% of the total investment portfolio at June 30, 2006, as compared to $175.8 million or 86.0% of the total investment portfolio at June 30, 2006. At June 30, 2007, approximately $186.2 million or 99.7% of the Company's U.S. Government Agency portfolio was comprised of U.S. Government Agency securities with longer-terms to maturity and optional principal redemption features ("callable bonds").

      The following tables set forth the amortized cost and estimated fair market values of the Company's investment securities portfolio at the dates indicated.

                                                            2007        2006        2005
                                                       ---------   ---------   ---------
                                                             (Dollars in Thousands)
Investment Securities Available for Sale at June 30,
----------------------------------------------------

Corporate debt obligations                             $       5   $       4   $   8,655
Commercial paper                                           8,397       7,993          --
Obligations of states and political subdivisions              --          --          --
                                                       ---------   ---------   ---------
Total amortized cost                                       8,402       7,997       8,655
Equity securities                                            555         500         500
                                                       ---------   ---------   ---------
Total amortized cost                                   $   8,957   $   8,497   $   9,155
                                                       =========   =========   =========
Total estimated fair value                             $   8,933   $   8,469   $   9,155
                                                       =========   =========   =========

Investment Securities Held to Maturity at June 30,
--------------------------------------------------

Commercial paper                                       $   6,198   $      --   $      --
U.S. Government agency securities                        186,667     175,755     149,360
Obligations of states and political subdivisions           9,799      12,197      24,551
                                                       ---------   ---------   ---------
                                                         202,664     187,952     173,911
FHLB stock                                                 6,340       7,861       7,769
                                                       ---------   ---------   ---------
Total amortized cost                                   $ 209,004   $ 195,813   $ 181,680
                                                       =========   =========   =========
Total estimated fair value                             $ 207,850   $ 193,541   $ 182,092
                                                       =========   =========   =========

      Information regarding the amortized cost, contractual maturities and weighted average yields of the Company's investment portfolio at June 30, 2007 is presented below.

Investment Securities                 One Year   After One to   After Five to   Over Ten
Available for Sale                     or Less    Five Years      Ten Years       Years      Total
---------------------                 --------   ------------   -------------   --------   ---------
                                                           (Dollars in Thousands)
Corporate debt obligations            $      5     $    --        $     --      $     --   $       5
                                          5.60%       0.00%           0.00%         0.00%       5.60%

Commercial paper                      $  8,397     $    --        $     --      $     --   $   8,397
                                          5.72%       0.00%           0.00%         0.00%       5.72%
                                      --------     -------        --------      --------   ---------

Total                                 $  8,402     $    --        $     --      $     --   $   8,402
                                      ========     =======        ========      ========   =========
Weighted average yield                    5.72%       0.00%           0.00%         0.00%       5.72%
                                      ========     =======        ========      ========   =========

Investment Securities                 One Year   After One to   After Five to   Over Ten
Held to Maturity                       or Less    Five Years      Ten Years       Years      Total
---------------------                 --------   ------------   -------------   --------   ---------
Commercial Paper                      $  6,198     $    --        $     --      $     --   $   6,198
                                          5.69%       0.00%           0.00%         0.00%       5.69%

U.S. Government Agency
   securities                         $     --     $    --        $118,497      $ 68,170   $ 186,667
                                          0.00%       0.00%           6.02%         5.64%       5.89%

Obligations of states and political
   subdivisions (1)                   $    100     $ 1,395        $     --      $  8,304   $   9,799
                                          5.45%       8.70%           0.00%         7.57%       7.71%
                                      --------     -------        --------      --------   ---------

Total                                 $  6,298     $ 1,395        $118,497      $ 75,484   $ 202,664
                                      ========     =======        ========      ========   =========
Weighted average yield                    5.69%       8.70%           6.02%         5.93%       5.97%
                                      ========     =======        ========      ========   =========

----------
(1) Tax exempt obligations of states and political subdivisions are calculated on a taxable equivalent basis utilizing a calculation that reflects the tax-exempt coupon, a 20% interest expense disallowance and a federal tax rate of 34%.

      Information regarding the amortized cost, earliest call dates and weighted average yield of the Company's investment portfolio at June 30, 2007, is presented below. All Company investments in callable U.S. Government Agency bonds were classified as held to maturity at June 30, 2007.

                                      One Year    After One to   After Five to   Over Ten
                                       or Less     Five Years      Ten Years       Years      Total
                                      ---------   ------------   -------------   --------   ---------
Corporate debt obligations            $       5     $     --       $    --       $     --   $       5
                                           5.60%        0.00%         0.00%          0.00%       5.60%

Commercial paper                      $  14,595     $     --       $    --       $     --   $  14,595
                                           5.70%        0.00%         0.00%          0.00%       5.70%

U.S. Government Agency
   securities                         $ 124,665     $ 61,532       $    --       $    470   $ 186,667
                                           5.82%        6.01%         0.00%          5.88%       5.89%

Obligations of states and political
   subdivisions (1)                   $   1,658     $  8,141       $    --       $     --   $   9,799
                                           5.57%        8.14%         0.00%          0.00%       7.71%
                                      ---------     --------       -------       --------   ---------

Total                                 $ 140,923     $ 69,673       $    --       $    470   $ 211,066
                                      ---------     --------       -------       --------   ---------
Weighted average yield                     5.80%        6.26%         0.00%          5.88%       5.96%
                                      =========     ========       =======       ========   =========

----------
(1) Tax exempt obligations of states and political subdivisions are calculated on a taxable equivalent basis utilizing a calculation that reflects the tax-exempt coupon, a 20% interest expense disallowance and a federal tax rate of 34%.

      At June 30, 2007, the Company had no securities classified as trading investment securities.

      The following table sets forth information with respect to the investment securities, comprised solely of short-term commercial paper, owned by the Company at June 30, 2007 which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All Commercial paper securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services.

                                                                     Estimated
    Name of Issuer                                 Carrying Value   Market Value
    --------------                                 --------------   ------------
                                                       (Dollars in Thousands)
    Kansas City Power & Light                         $  4,199       $  4,199
    PHH Corp.                                         $  4,199       $  4,199
    Public Services New Mexico                        $  4,199       $  4,199
                                                      --------       --------
                                                      $ 12,597       $ 12,597
                                                      ========       ========

Sources of Funds

      The Company's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Company's home and branch offices. Funding is also derived from FHLB advances, short-term borrowings, amortization and prepayments of outstanding loans and MBS and from maturing investment securities.

      Deposits. The Company's deposits totaled $159.4 million at June 30, 2007, as compared to $151.7 million at June 30, 2006. Transaction accounts increased approximately $1.7 million or 5.8%. Certificates of deposit increased approximately $6.3 million or 9.3%. Savings accounts decreased $3.9 million or 10.6% and money market accounts increased $3.6 million or 21.6%. In order to attract new and lower cost core deposits, the Company continued to promote a no minimum balance, "free", checking account product and Internet Banking. Current deposit products include regular savings accounts, demand accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts and certificates of deposit ranging in terms from 30 days to 10 years. Included among these deposit products are certificates of deposit with negotiable interest rates and balances of $100,000 or more, which amounted to $15.9 million or 10.0% of the Company's total deposits at June 30, 2007, as compared to $11.0 million or 7.3% at June 30, 2006. The Company's deposit products also include Individual Retirement Account certificates ("IRA certificates").

     The Company's deposits are obtained primarily from residents of northern Allegheny, southern Butler and eastern Beaver counties, Pennsylvania. The Company utilizes various marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at June 30, 2007. The Company has drive-up banking facilities and automated teller machines ("ATMs") at its McCandless, Franklin Park, Bellevue and Cranberry Township offices. The Company also has an ATM machine at its West View Office. The Company participates in the STAR(R) and CIRRUS(R) ATM networks. The Company also participates in an ATM program called the Freedom ATM Alliance(SM). The Freedom ATM Alliance(SM) allows West View Savings Bank customers to use other Pittsburgh area Freedom ATM Alliance(SM) affiliates' ATMs without being surcharged and vice versa. The Freedom ATM Alliance(SM) was organized to help smaller local banks compete with larger national banks that have large ATM networks.

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

                                                       At June 30,
                                  ----------------------------------------------------
                                        2007              2006              2005
                                        ----              ----              ----
                                    Amount    Rate    Amount    Rate    Amount    Rate
                                  ---------   ----  ---------   ----  ---------   ----
                                                 (Dollars in Thousands)
Regular savings and club
  accounts                        $  33,635   0.70% $  39,877   0.70% $  44,479   0.70%
NOW accounts                         18,705   0.06     20,023   0.06     22,516   0.06
Money market deposit
  accounts                           17,557   3.55     15,024   2.75     13,538   1.23
Certificate of deposit accounts      72,805   4.54     66,599   3.62     65,036   2.67
Escrows                                 704   1.56        804   1.37        797   1.63
                                  ---------   ----  ---------   ----  ---------   ----
   Total interest-bearing
     deposits and escrows           143,406   2.92    142,327   2.19    146,366   1.53
Non-interest-bearing checking
  accounts                           12,927   0.00     12,513   0.00     12,774   0.00
                                  ---------   ----  ---------   ----  ---------   ----
   Total deposits and escrows     $ 156,333   2.68% $ 154,840   2.01% $ 159,140   1.41%
                                  =========   ====  =========   ====  =========   ====

The following table sets forth the net deposit flows of the Company during the periods indicated.

                                          Year Ended June 30,
                                     ----------------------------
                                      2007       2006      2005
                                     -------  ----------  -------
                                        (Dollars in Thousands)
Increase (decrease) before interest
  credited                           $ 3,692  $ (15,947)  $ 1,976
Interest credited                      3,972      2,954     2,167
                                     -------  ---------   -------
Net deposit increase (decrease)      $ 7,664  $ (12,993)  $ 4,143
                                     =======  =========   =======

      The following table sets forth maturities of the Company's certificates of deposit of $100,000 or more at June 30, 2007, by time remaining to maturity.

                                                        Amounts
                                                       --------
                                                 (Dollars in Thousands)
      Three months or less                             $  7,089
      Over three months through six months                3,438
      Over six months through twelve months               3,223
      Over twelve months                                  2,187
                                                       --------
                                                       $ 15,937
                                                       ========

      Borrowings. Borrowings are comprised of FHLB advances with various terms and repurchase agreements with securities brokers with original maturities of 278 days or less. At June 30, 2007, borrowings totaled $213.5 million as compared to $237.8 million at June 30, 2006. The $24.3 million or 10.2% decrease was primarily due to redemptions of investments and mortgage-backed securities and increases in deposits, which were partially offset by purchases of investment and mortgage-backed securities and increases in the Company's loan portfolio. For a detailed discussion of the Company's asset and liability management activities, please see the "Quantitative and Qualitative Disclosures about Market Risk" section of the Company's fiscal year 2007 Annual Report included as Exhibit 13. Wholesale funding also provides the Company with a larger degree of control with respect to the term structure of its liabilities than traditional retail deposits. By utilizing borrowings, as opposed to retail certificates of deposit, the Company also avoids the additional operating costs associated with increasing its branch network and associated federal deposit insurance premiums.

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

Employees

      The Company had 33 full-time employees and 16 part-time employees as of June 30, 2007. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

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

      Limitations on Transactions with Affiliates. Transactions between savings banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity which controls, is controlled by or is under common control with the savings bank. In a holding company context, the parent holding company of a savings bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A (i) limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to "covered transactions" as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the bank or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by a savings bank to an affiliate.

      In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings bank's loans to one borrower limit (generally equal to 15% of the bank's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings bank to all insiders cannot exceed the bank's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

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

      Deposit Insurance Reform. On February 8, 2006, President Bush signed into law legislation that merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the Federal Deposit Insurance Corporation greater discretion to identify the relative risks all institutions present to the Deposit Insurance Fund and set risk-based premiums.

      Major provisions in the legislation include:

            o     merging  the  Savings  Association   Insurance Fund  and  Bank
                  Insurance Fund, which became effective March 31, 2006;

            o maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

            o providing the Federal Deposit Insurance Corporation with the ability to set the designated reserve ratio within a range of between l.l5% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

            o providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations; and

            o requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%).

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

      Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV assessed at annual rates of 10, 28 and 43 basis points, respectively.

      In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. The assessment rate for the first quarter of 2007 was 1.22 basis points of insured deposits and it is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

      The Savings Bank is a "well capitalized" institution as of June 30, 2007.

      Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Savings Bank, are not members of the Federal Reserve System. The FDIC's capital regulations establish a minimum of 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interest in consolidated subsidiaries, minus all intangible  assets  other than  certain  qualifying  supervisory  goodwill,  and certain purchased mortgage servicing rights and purchased credit and relationships.

      The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital which is defined as Tier I capital and supplementary (Tier 2 capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

      The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2007, the Savings Bank met each of its capital requirements.

      A bank which has less than the minimum leverage capital requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order from the FDIC. The FDIC's regulation also provides that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier I leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

      The Savings Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

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

      Audit by IRS. The Company's consolidated federal income tax returns for taxable years through December 31, 2003, have been closed for the purpose of examination by the Internal Revenue Service.

      State Taxation. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Pennsylvania Corporate Net Income Tax rate is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.389% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and consolidated net worth.

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

      There are increased risks involved with speculative construction, land acquisition and development, multi-family residential, commercial real estate, commercial business and consumer lending activities.

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

Item 1B.  Unresolved Staff Comments
--------  -------------------------

      Not applicable.

Item 2.   Properties.
-------   -----------

          The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2007.

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

          Cranberry Township Office                 Owned
           20531 Perry Highway
           Cranberry Township, PA 16066

          Sherwood Oaks Office                      Leased(1)
           100 Norman Drive
           Cranberry Township, PA 16066

          Bellevue Boro Office                      Leased(2)
           572 Lincoln Avenue
           Pittsburgh, PA 15202

          Franklin Park Boro Office                 Owned
           2566 Brandt School Road
           Wexford, PA 15090

----------
(1) The Company operates this office out of a retirement community. The lease has been extended on the same terms pending final negotiations on a new lease.

(2)   The lease is for a period of 10 years ending in November 2016.

Item 3.   Legal Proceedings.
-------   ------------------

      (a) The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

      (b)   Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

          Not applicable.

PART II.

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and
-------   ----------------------------------------------------------------------
          Issuer Purchases of Equity Securities.
          --------------------------------------

          (a) The information required herein is incorporated by reference on page 52 of the Company's 2007 Annual Report to Stockholders included as Exhibit 13 ("2007 Annual Report").

          (b)   Not applicable.

          (c) The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended June 30, 2007.

------------------------------------------------------------------------------------------------
                             ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------------------------------------------------------------------
                                                         Total Number of      Maximum Number of
                        Total                           Shares Purchased     Shares that may yet
                      Number of                        as part of Publicly     be Repurchased
                        Shares       Average Price       Announced Plans     Under the Plans or
       Period         Purchased   Paid per Share ($)     or Programs (1)        Programs (2)
------------------------------------------------------------------------------------------------
04/01/07 - 04/30/07       4,158                16.40                 4,158                47,270
------------------------------------------------------------------------------------------------
05/01/07 - 05/31/07         300                16.40                   300                46,970
------------------------------------------------------------------------------------------------
06/01/07 - 06/30/07           0                   --                     0                46,970
------------------------------------------------------------------------------------------------
     Total                4,458                16.40                 4,458                46,970
------------------------------------------------------------------------------------------------

----------
      (1) All shares indicated were purchased under the Company's Eighth Stock Repurchase Program.

      (2)   Eighth Stock Repurchase Program

            (a)   Announced September 27, 2005.

            (b)   125,000 common shares approved for repurchase.

            (c)   No fixed date of expiration.

            (d) This Program has not expired and has 46,970 shares remaining to be purchased at June 30, 2007.

            (e)   Not applicable.

Item 6.    Selected Financial Data.
-------    ------------------------

           The information required herein is incorporated by reference from pages 3 to 4 of the Company's 2007 Annual Report.

Item 7.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operation.
           ---------------------

           The information required herein is incorporated by reference from pages 5 to 13 of the Company's 2007 Annual Report.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.
--------   -----------------------------------------------------------

           The information required herein is incorporated by reference from pages 13 to 18 of the Company's 2007 Annual Report.

Item 8.    Financial Statements and Supplementary Data.
-------    --------------------------------------------

           The information required herein is incorporated by reference from pages 19 to 51 of the Company's 2007 Annual Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
-------    ---------------------------------------------------------------
           Financial Disclosure.
           ---------------------

           Not applicable.

Item 9A.   Controls and Procedures.
--------   ------------------------

           Not applicable.

Item 9A(T). Controls and Procedures.
----------  ------------------------

           Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

           No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.
-------    ------------------

           Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant.
--------   ---------------------------------------------------

           The information required herein is incorporated by reference from pages 2 to 7 of the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders dated September 28, 2007 ("Proxy Statement").

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
           Corporate Secretary.

Item 11.   Executive Compensation.
--------   -----------------------

           The information required herein is incorporated by reference from pages 9 to 16 of the Company's Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and
--------   ------------------------------------------------------------------
           Related Stockholder Matters.
           ----------------------------

           The security ownership of certain beneficial owners and management information required herein is incorporated by reference from pages 7 to 8 of the Company's Proxy Statement. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of June 30, 2007.

                      Equity Compensation Plan Information

--------------------------------------------------------------------------------------------------------------------------
                                                                                        Number of securities remaining
                                Number of securities to be     Weighted-average      available for future issuance under
                                  issued upon exercise of      exercise price of           equity compensation plans
                                   outstanding options,      outstanding options,   (excluding securities reflected in the
          Plan Category             warrants and rights       warrants and rights                 first column)
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders              15,908                    $15.39                            --
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                  --                        --                            --
--------------------------------------------------------------------------------------------------------------------------
Total                                     15,908                    $15.39                            --
==========================================================================================================================

Item 13.  Certain Relationships and Related Transactions, and Director
--------  ------------------------------------------------------------
          Independence.
          -------------

          The information required herein is incorporated by reference on pages 3 and 18 of the Company's Proxy Statement.

Item 14.  Principal Accounting Fees and Services.
--------  ---------------------------------------

          The information required herein is incorporated by reference on page 19 of the Company's Proxy Statement.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.
--------  -------------------------------------------

          (a)   Documents filed as part of this report.

                (1) The following documents are filed as part of this report and are incorporated herein by reference from the Company's 2007 Annual Report.

                      Report of Independent Registered Public Accounting Firm.

                      Consolidated Balance Sheet at June 30, 2007 and 2006.

                      Consolidated Statement of Income for the Years Ended June 30, 2007, 2006 and 2005.

                      Consolidated Statement of Changes in Stockholders' Equity for the Years Ended June 30, 2007, 2006 and 2005.

                      Consolidated Statement of Cash Flows for the Years Ended June 30, 2007, 2006 and 2005.

                      Notes to the Consolidated Financial Statements.

                (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission ("SEC") are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

                (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

 No.                Description                                                      Page
-----   --------------------------------                                             ----
  3.1   Amended and Restated Articles of Incorporation                                *
  3.2   Amended and Restated By-Laws                                                  *
    4   Stock Certificate of WVS Financial Corp.                                      **
 10.1   WVS Financial Corp. Recognition Plans and Trusts for
           Executive Officers, Directors and Key Employees***                         *
 10.2   WVS Financial Corp. 1993 Stock Incentive Plan***                              *
 10.3   WVS Financial Corp. 1993 Directors' Stock Option Plan***                      *
 10.4   WVS Financial Corp. Employee Stock Ownership Plan and Trust***                *
 10.5   Amended West View Savings Bank Employee Profit Sharing Plan***                *
 10.6   Employment Agreements between WVS Financial Corp. and
           David Bursic ***                                                         ****
 10.7   Directors Deferred Compensation Program***                                    *
   13   2007 Annual Report to Stockholders                                 filed herewith
 14.1   Ethics Policy                                                               *****
 14.2   Code of Ethics for Senior Financial Officers                                *****
   21   Subsidiaries of the Registrant - Reference is made to
           Item 1. "Business" for the required information                            2
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

* Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 1, 2007.

** Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

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

                                          WVS FINANCIAL CORP.

September 24, 2007                    By: /s/ David J. Bursic
                                          -------------------------------------
                                          David J. Bursic
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David J. Bursic
-------------------------------------------------
David J. Bursic, Director, President and                      September 24, 2007
Chief Executive Officer
(Principal Executive Officer)

/s/ Keith A. Simpson
-------------------------------------------------
Keith A. Simpson,  Vice President, Treasurer                  September 24, 2007
and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Donald E. Hook
-------------------------------------------------
Donald E. Hook,                                               September 24, 2007
Chairman of the Board of Directors

/s/ David L. Aeberli
-------------------------------------------------
David L. Aeberli, Director                                    September 24, 2007

/s/ Arthur H. Brandt
-------------------------------------------------
Arthur H. Brandt, Director                                    September 24, 2007

/s/ Lawrence M. Lehman
-------------------------------------------------
Lawrence M. Lehman, Director                                  September 24, 2007

/s/ Margaret VonDerau
-------------------------------------------------
Margaret VonDerau, Director                                   September 24, 2007