Form 10-Q
period 2007-09-30
WVS FINANCIAL CORP
filed 2007-11-06
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2007

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                      25-1710500
----------------------------------------              --------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification Number)

           9001 Perry Highway
        Pittsburgh, Pennsylvania                                 15237
----------------------------------------              --------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (412) 364-1911
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Shares outstanding as of October 30, 2007: 2,260,205 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.         Financial Information                                       Page
-------         ---------------------                                       ----

Item 1.         Financial Statements

                Consolidated Balance Sheet as of
                September 30, 2007 and June 30, 2007
                (Unaudited) 3

                Consolidated Statement of Income
                for the Three Months Ended
                September 30, 2007 and 2006 (Unaudited)                       4

                Consolidated Statement of Changes in
                Stockholders' Equity for the Three Months
                Ended September 30, 2007 (Unaudited)                          5

                Consolidated Statement of Cash Flows
                for the Three Months Ended September 30,
                2007 and 2006 (Unaudited)                                     6

                Notes to Unaudited Consolidated
                Financial Statements                                          8

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations for the Three Months
                Ended September 30, 2007                                     10

Item 3.         Quantitative and Qualitative Disclosures
                about Market Risk                                            16

Item 4.         Controls and Procedures                                      23

PART II.        Other Information                                           Page
--------        -----------------                                           ----

Item 1.         Legal Proceedings                                            24
Item 1A.        Risk Factors                                                 24
Item 2.         Unregistered Sales of Equity Securities and
                Use of Proceeds                                              24
Item 3.         Defaults Upon Senior Securities                              24
Item 4.         Submission of Matters to a Vote of Security Holders          25
Item 5.         Other Information                                            25
Item 6.         Exhibits                                                     25
                Signatures                                                   26


                                 WVS FINANCIAL CORP. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEET
                                             (UNAUDITED)
                                           (In thousands)
                                                                 September 30, 2007    June 30, 2007
                                                                 ------------------   ---------------
          Assets
          ------
Cash and due from banks                                            $         1,046    $           630
Interest-earning demand deposits                                             1,381              2,045
                                                                   ---------------    ---------------
Total cash and cash equivalents                                              2,427              2,675
Investment securities available-for-sale (amortized cost of
   $19,425 and $8,957)                                                      19,407              8,933
Investment securities held-to-maturity (market value of
   $219,658 and $201,510)                                                  218,409            202,664
Mortgage-backed securities available-for-sale (amortized cost of
   $2,129 and $2,186)                                                        2,226              2,246
Mortgage-backed securities held-to-maturity (market value of
   $129,878 and $119,646)                                                  130,832            119,271
Net loans receivable (allowance for loan losses of $969 and
   $986)                                                                    59,561             60,350
Accrued interest receivable                                                  3,599              3,714
Federal Home Loan Bank stock, at cost                                       10,899              6,340
Premises and equipment                                                         806                813
Other assets                                                                 1,070              1,070
                                                                   ---------------    ---------------
          TOTAL ASSETS                                             $       449,236    $       408,076
                                                                   ===============    ===============

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                   $        24,280    $        12,363
   NOW accounts                                                             16,944             18,741
   Savings accounts                                                         30,532             32,937
   Money market accounts                                                    20,983             20,146
   Certificates of deposit                                                  70,542             74,177
   Advance payments by borrowers for taxes and insurance                       378              1,013
                                                                   ---------------    ---------------
    Total savings deposits                                                 163,659            159,377
Federal Home Loan Bank advances: long-term                                 135,579            130,579
Federal Home Loan Bank advances: short-term                                 86,325                 --
Other borrowings                                                            28,324             82,950
Accrued interest payable                                                     1,921              1,669
Other liabilities                                                            2,416              2,208
                                                                   ---------------    ---------------
     TOTAL LIABILITIES                                             $       418,224    $       376,783
                                                                   ---------------    ---------------

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   Outstanding                                                     $            --    $            --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,790,336 and 3,790,336 shares issued                                        38                 38
Additional paid-in capital                                                  21,137             21,137
Treasury stock: 1,530,131 and 1,471,481 shares at cost,
    Respectively                                                           (23,253)           (22,286)
Retained earnings, substantially restricted                                 33,039             32,382
Accumulated other comprehensive income                                          52                 23
Unallocated shares - Recognition and Retention Plans                            (1)                (1)
                                                                   ---------------    ---------------
     TOTAL STOCKHOLDERS' EQUITY                                    $        31,012    $        31,293
                                                                   ---------------    ---------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $       449,236    $       408,076
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

                          WVS FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF INCOME
                                      (UNAUDITED)
                         (In thousands, except per share data)

                                                              Three Months Ended
                                                                September 30,
                                                         ----------------------------
                                                             2007             2006
                                                         ------------    ------------
INTEREST AND DIVIDEND INCOME:
     Loans                                               $      1,123    $      1,052
     Investment securities                                      3,383           2,566
     Mortgage-backed securities                                 1,933           2,399
     Interest-earning deposits with other institutions              2               4
     Federal Home Loan Bank stock                                  96              97
                                                         ------------    ------------
          Total interest and dividend income                    6,537           6,118
                                                         ------------    ------------

INTEREST EXPENSE:
     Deposits                                                   1,138             968
     Federal Home Loan Bank advances                            2,358           1,908
     Other borrowings                                             738           1,162
                                                         ------------    ------------
          Total interest expense                                4,234           4,038
                                                         ------------    ------------

NET INTEREST INCOME                                             2,303           2,080
RECOVERY FOR LOAN LOSSES                                          (17)             (9)
                                                         ------------    ------------
NET INTEREST INCOME AFTER RECOVERY FOR                          2,320           2,089
     LOAN LOSSES                                         ------------    ------------

NON-INTEREST INCOME:
     Service charges on deposits                                   86              88
     Investment securities gains                                    1              --
     Other                                                         70              64
                                                         ------------    ------------
          Total non-interest income                               157             152
                                                         ------------    ------------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                               508             489
     Occupancy and equipment                                       88              91
     Data processing                                               63              63
     Correspondent bank service charges                            26              39
     Other                                                        257             220
                                                         ------------    ------------
          Total non-interest expense                              942             902
                                                         ------------    ------------

INCOME BEFORE INCOME TAXES                                      1,535           1,339
INCOME TAXES                                                      512             435
                                                         ------------    ------------
NET INCOME                                               $      1,023    $        904
                                                         ============    ============

EARNINGS PER SHARE:
     Basic                                               $       0.45    $       0.39
     Diluted                                             $       0.45    $       0.39

AVERAGE SHARES OUTSTANDING:
     Basic                                                  2,283,510       2,327,183
     Diluted                                                2,284,384       2,329,120

        See accompanying notes to unaudited consolidated financial statements.

                                                WVS FINANCIAL CORP. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (UNAUDITED)
                                                          (In thousands)
                                                                                       Accumulated
                                                                            Retained      Other
                                              Additional                    Earnings     Compre-      Unallocated
                                  Common       Paid-In       Treasury     Substantially  hensive      Shares Held
                                  Stock        Capital        Stock        Restricted     Income         by RRP         Total
                                  -----        -------        -----        ----------     ------         ------         -----
Balance at June 30, 2007       $        38   $    21,137   $   (22,286)   $    32,382   $        23   $        (1)   $    31,293


Comprehensive income:

   Net Income                                                                   1,023                                      1,023
   Other comprehensive
     income:
      Change in unrealized
          holding gains on
          securities, net of
          income tax effect
          of $15                                                                                 29                           29
                                                                                                                     -----------

Comprehensive income                                                                                                       1,052

Purchase of shares for
   treasury stock                                                 (967)                                                     (967)


Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                                                   --             --

Exercise of stock options               --            --                                                                      --

Cash dividends declared
   ($0.16 per share)                                                             (366)                                      (366)
                               -----------   -----------   -----------    -----------   -----------   -----------    -----------

Balance at Sept 30, 2007       $        38   $    21,137   $   (23,253)   $    33,039   $        52   $        (1)   $    31,012
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

                                  WVS FINANCIAL CORP. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (UNAUDITED)
                                            (In thousands)

                                                                                Three Months Ended
                                                                                  September 30,
                                                                            ------------------------
                                                                               2007          2006
                                                                            ----------    ----------
OPERATING ACTIVITIES

Net income                                                                  $    1,023    $      904
Adjustments to reconcile net income to cash provided by operating activities:
   Recovery for loan losses                                                        (17)           (9)
   Depreciation                                                                     34            32
   Investment securities gains                                                       1            --
   Amortization of discounts, premiums and deferred loan fees                      (23)          (41)
   Accretion of discounts - commercial paper                                      (275)           (7)
   Increase in accrued and deferred taxes                                           77            27
  Decrease (Increase) in accrued interest receivable                               115          (489)
   Increase in accrued interest payable                                            252           149
   Other, net                                                                       32           673
                                                                            ----------    ----------
         Net cash provided by operating activities                               1,214         1,236
                                                                            ----------    ----------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments and mortgage-backed securities                     (64,583)           --
   Proceeds from repayments of investments and mortgage-backed securities       54,403         8,009
   Proceeds from sale of investment and mortgage-backed securities                  49            --
Held-to-maturity:
   Purchases of investments                                                    (21,929)      (18,331)
   Purchases of mortgage-backed securities                                     (17,973)       (4,998)
   Proceeds from repayments of investments                                       6,204         6,009
   Proceeds from repayments of mortgage-backed securities                        6,205        12,617
   Proceeds from sale of investments and mortgage-backed securities                216            --
Decrease (increase) in net loans receivable                                        801        (1,527)
Purchase of Federal Home Loan Bank stock                                        (7,049)         (753)
Redemption of Federal Home Loan Bank stock                                       2,490         1,944
Acquisition of premises and equipment                                              (28)           (7)
Other, net                                                                           3            --
                                                                            ----------    ----------
         Net cash (used for) provided by investing activities                  (41,191)        2,963
                                                                            ----------    ----------

                              WVS FINANCIAL CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (UNAUDITED)
                                        (In thousands)

                                                                         Three Months Ended
                                                                            September 30,
                                                                        --------------------
                                                                          2007        2006
                                                                        --------    --------
FINANCING ACTIVITIES

Net increase in transaction and passbook accounts                          8,633       8,336
Net (decrease) increase in certificates of deposit                        (3,635)      3,302
Net increase (decrease) in FHLB short-term advances                       86,325     (23,150)
Net (decrease) increase in other borrowings                              (54,626)     15,452
Proceeds from Federal Home Loan Bank long-term advances                   10,000          --
Repayments of Federal Home Loan Bank long-term advances                   (5,000)     (5,000)
Net decrease in advance payments by borrowers for taxes and insurance       (635)       (691)
Cash dividends paid                                                         (366)       (372)
Funds used for purchase of treasury stock                                   (967)       (245)
                                                                        --------    --------
         Net cash provided by (used for) financing activities             39,729      (2,368)
                                                                        --------    --------

         (Decrease) increase in cash and cash equivalents                   (248)      1,831

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                       2,675       1,196
                                                                        --------    --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $  2,427    $  3,027
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                      $  3,932    $  3,889
      Income taxes                                                           450         420
   Non cash item
      Due to Federal Reserve Bank                                            676         595
      Neighborhood Assistance Act Tax Credit                                  36          --




           See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments
(consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                                                                 Three Months Ended
                                                                   September 30,
                                                              ------------------------
                                                                 2007          2006
                                                              ----------    ----------
Weighted average common shares issued                          3,790,336     3,769,838
Average treasury stock shares                                 (1,506,826)   (1,442,655)
                                                              ----------    ----------

Weighted average common shares and common stock equivalents
  used to calculate basic earnings per share                   2,283,510     2,327,183
Additional common stock equivalents (stock options) used to
  calculate diluted earnings per share                               874         1,937
                                                              ----------    ----------

Weighted average common shares and common stock equivalents
  used to calculate diluted earnings per share                 2,284,384     2,329,120
                                                              ==========    ==========

         All options at September 30, 2007 and September 30, 2006 were included in the computation of diluted earnings per share.

4.       STOCK BASED COMPENSATION DISCLOSURE
         -----------------------------------

         The Company accounts for stock-based compensation in accordance with Financial Accounting Standard (FAS) No. 123R. FAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. The Company did not have any non-vested stock options outstanding during the periods ended September 30, 2007 and 2006. There were no options issued during the periods ended September 30, 2007 and 2006.

5.       COMPREHENSIVE INCOME
         --------------------

         Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

                                       Three Month Ended September 30,
                                 -----------------------------------------
                                         2007                  2006
                                 -------------------   -------------------

      Net income                            $  1,023              $    904
      Other comprehensive
       income:
         Unrealized gains
         on available for sale
         securities              $     45              $     35

           Less:
          Reclassification
          adjustment for
           gain included in
           net income                  (1)                   --
                                 --------   --------   --------   --------
      Other comprehensive gain
       before tax                                 44                    35
      Income tax expense
      related to other
      comprehensive gain                          15                    12
                                            --------              --------
      Other comprehensive gain
      net of tax                                  29                    23
                                            --------              --------
      Comprehensive income                  $  1,052              $    927
                                            ========              ========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

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

         West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2007.

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


FINANCIAL CONDITION

         The Company's assets totaled $449.2 million at September 30, 2007, as compared to $408.1 million at June 30, 2007. The $41.1 million or 10.1% increase in total assets was primarily comprised of a $26.2 million or 12.4% increase in investment securities, a $11.5 million or 9.5% increase in mortgage-backed securities, and a $4.6 million or 71.9% increase in Federal Home Loan Bank ("FHLB") stock, which were partially offset by a $789 thousand or 1.3% decrease in net loans receivable, a $248 thousand or 9.3% decrease in cash and cash equivalents and a $115 thousand or 3.1% decrease in accrued interest receivable. The increase in investment securities is attributable to purchases of intermediate term fixed-rate callable U.S. government agency bonds and short-term investment grade commercial paper. The increase in mortgage-backed securities was primarily attributable to purchases of U.S. Government agency floating rate collateralized mortgage obligations. The increase in FHLB stock was attributable to higher levels of FHLB borrowings and associated FHLB stock purchase requirements. See "Asset and Liability Management".

         The Company's total liabilities increased $41.4 million or 11.0% to $418.2 million as of September 30, 2007 from $376.8 million as of June 30, 2007. The $41.4 million increase in total liabilities was primarily comprised of a $86.3 million or 100.0% increase in short-term FHLB advances, a $5.0 million or 3.8% increase in long-term FHLB advances and a $4.3 million or 2.7% increase in total savings deposits, which were partially offset by a $54.6 million or 65.9% decrease in other short-term borrowings. Demand deposits increased $10.1 million, and money market accounts increased $837 thousand while certificates of deposit decreased $3.6 million, savings accounts decreased $2.4 million and advanced payments by borrowers for taxes and insurance decreased $635 thousand. The increase in demand deposits was principally attributable to seasonal increases in local real estate tax collector accounts. The decrease in certicates of deposit were primarily due to the maturity of accounts held by local governments. Management believes that the changes in savings accounts and advance payments by borrowers for taxes and insurance were primarily attributable to seasonal payments of local and school real estate taxes.

         Total stockholders' equity decreased $281 thousand or 0.9% to $31.0 million as of September 30, 2007, from approximately $31.3 million as of June 30, 2007. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $967 thousand and $366 thousand, respectively, which were partially offset by net income of $1.0 million and a $29 thousand increase in accumulated other comprehensive income for the three months ended September 30, 2007.


RESULTS OF OPERATIONS

         General. WVS reported net income of $1.0 million or $0.45 diluted earnings per share for the three months ended September 30, 2007. Net income increased by $119 thousand or 13.2% and diluted earnings per share increased $0.06 or 15.4% for the three months ended September 30, 2007, when compared to the same period in 2006. The increase in net income was primarily attributable to a $223 thousand increase in net interest income, a $8 thousand increase in recoveries for loan losses and a $5 thousand increase in non-interest income, which were partially offset by a $40 thousand increase in non-interest expense and a $77 thousand increase in income tax expense.

         Net Interest Income. The Company's net interest income increased by $223 thousand or 10.7% for the three months ended September 30, 2007, when compared to the same period in 2006. Approximately $193 thousand or 86.5% of the increase in net interest income can be attributed to the impact of changing market interest rates on interest earning asset and interest bearing liabilities. The remaining $30 thousand or 13.5% increase in net interest income can be attributed to changes in the average balances of interest-earning assets and interest-bearing liabilities.

         As part of its Asset/Liability Management strategy, the Company increased its holdings of taxable investment securities, primarily fixed-rate callable U.S. Government agency securities, and reduced its holding of floating-rate mortgage-backed securities. Changes to the Company's interest-bearing liabilities were two-fold. The Company's composition of short-term borrowings shifted from short-term repurchase agreements with brokers to short-term FHLB advances due to disruptions in the short-term funding markets. The Company also noted a decrease in time deposits, partially due to lower balances of local government time deposits during the quarter ended September 30, 2007 as compared to the same period in 2006.

         Interest Income. Interest on investment securities increased by $817 thousand or 31.8% for the three months ended September 30, 2007 when compared to the same period in 2006. The increase was attributable to a $40.8 million increase in the average balance of the Company's investment securities portfolio and a 41 basis point increase in the weighted average yield earned on the Company's investment securities. The increase in yields earned were consistent with increases in market interest rates. The increases in average balances were associated with the Company's reinvestment of proceeds into fixed-rate callable U.S. Government Agency securities and short-term investment grade commercial paper as part of the Company's Asset/Liability Management strategy.

         Interest on net loans receivable increased $71 thousand or 6.7% for the three months ended September 30, 2007, when compared to the same period in 2006. The increase for the three months ended September 30, 2007 was primarily attributable to an increase of $2.8 million in the average balance of net loans receivable outstanding and an increase of 13 basis points in the weighted average yield earned on net loans receivable for the three months ended September 30, 2007, when compared to the same period in 2006. The increase in the average loan balance outstanding for the three months ended September 30, 2007 was attributable in part to increases in new loan originations among construction and commercial loan products. The Company has limited its portfolio origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

         Interest on mortgage-backed securities decreased $466 thousand or 19.4% for the three months ended September 30, 2007, when compared to the same period in 2006. The decrease for the three months ended September 30, 2007 was primarily attributable to a $31.9 million decrease in the average balance of mortgage-backed securities outstanding for the period, which was partially offset by a 11 basis point increase in the average yield earned on mortgage-backed securities outstanding for the three months ended September 30, 2007 when compared to the same period in 2006. The increase in the weighted average yield earned on mortgage-backed securities was consistent with higher market interest rates for the three months ended September 30, 2007. The decrease in the average balances of mortgage-backed securities during the three months ended September 30, 2007 was primarily attributable to paydowns on the floating rate mortgage-backed securities in the Company's portfolio.

         Interest Expense. Interest paid on FHLB advances increased $450 thousand or 23.6% for the three months ended September 30, 2007 when compared to the same period in 2006. The increase for the three months ended September 30, 2007 was primarily attributable to a $38.1 million increase in the average balances of FHLB short-term advances that were used primarily to repay other short-term borrowings.

         Interest paid on other borrowings decreased $424 thousand or 36.5% for the three months ended September 30, 2007 when compared to the same period in 2006. The decrease for the three months ended September 30, 2007 was attributable to a $30.6 million decrease in the average balances of other borrowings and a 25 basis point decrease in rates paid for the period. The decrease in rates paid was consistent with decreases in short-term market interest rates. The decrease in average balances is attributable to the restructuring of the Company's short-term borrowings due to disruptions in the short-term funding markets and favorable short-term borrowing rates offered by the FHLB.

         Interest expense on deposits and escrows increased $196 thousand or 4.9% for the three months ended September 30, 2007 when compared to the same period in 2006. The increase in interest expense on deposits for the three months ended September 30, 2007 was attributable to a 42 basis point increase in the weighted average rate paid on money market and time deposits, a $7.5 million increase in the average balance of money markets and certificates of deposit for the three months ended September 30, 2007, when compared to the same period in 2006, and a $5.8 million increase in the average balances of borrowed funds outstanding for the period. The average yield paid on money market and time deposits reflects higher market interest rates for the three months ended September 30, 2007.

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

         The Company recorded a recovery for loan losses of $17 thousand for the three months ended September 30, 2007 compared to a recovery for loan losses of $9 thousand for the same period in 2006. The $8 thousand or 88.9% increase during the quarter ended September 30, 2007 was primarily due to continued paydowns of non-accrual loans and decreases in loan balances outstanding. At September 30, 2007, the Company's total allowance for loan losses amounted to $969 thousand or 1.6% of the Company's total loan portfolio, as compared to $986 thousand or 1.6% at June 30, 2007.

         Non-Interest Income. Non-interest income increased by $5 thousand or 3.3% for the three months ended September 30, 2007 when compared to the same period in 2006. The increase was primarily attributable to $6 thousand of casualty insurance proceeds on an office building owned by the Company.

         Non-Interest Expense. Non-interest expense increased $40 thousand or 4.4% for the three months ended September 30, 2007 when compared to the same period in 2006. The increase was principally attributable to a $40 thousand increase in contributions eligible for Pennsylvania Tax credits and a $20 thousand increase in payroll and benefit related costs, which were partially offset by a $13 thousand decrease in correspondent bank service charges when compared to the same period in 2006.

         Income Tax Expense. Income tax expense increased $77 thousand or 17.7% for the three months ended September 30, 2007 when compared to the same period in 2006. The increase was primarily attributable to an increased level of taxable income for the three months ended September 30, 2007 when compared to the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $1.2 million during the three months ended September 30, 2007. Net cash provided by operating activities was primarily comprised of $1.0 million of net income and a $252 thousand increase in accrued interest payable.

         Funds used for investing activities totaled $41.2 million during the three months ended September 30, 2007. Primary uses of funds during the three months ended September 30, 2007, included purchases of investment, mortgage-backed securities and FHLB Stock totaling $86.5 million, $18.0 million and $7.0 million, respectively, which were partially offset by maturities and repayments of investments, mortgage-backed securities and FHLB Stock totaling $60.6 million, $6.2 million and $2.5 million, respectively, a $801 thousand decrease in net loans receivable and $265 thousand from the sale of mortgage-backed securities.

         Funds provided by financing activities totaled $39.7 million for the three months ended September 30, 2007. The primary sources included a $86.3 million increase in short-term FHLB advances, a $5.0 million increase in long-term FHLB advances and a $4.3 million increase in deposits, which were partially offset by a $54.6 million decrease in other short-term borrowings, $967 thousand in treasury stock purchases and $366 thousand in cash dividends paid on the Company's common stock. The shift in borrowed funds reflects disruptions in the short-term funding market and the lower short-term rates available through the Federal Home Loan Bank. The $4.3 million increase in total deposits consisted of a $10.3 million increase in demand deposits primarily the result of increases in balances for local tax collectors and a $837 thousand increase in money market accounts, which were partially offset by a $3.6 million decrease in time deposits primarily due to the maturity of cash management time deposits held by local county governments, a $2.4 million decrease in passbook accounts and a $635 thousand decrease in mortgage escrow accounts. The decreases in passbook and escrow accounts are due primarily to the payments of local property taxes by and for customers. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

         The Company's primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At September 30, 2007, total approved loan commitments outstanding amounted to approximately $105 thousand. At the same date, commitments under unused lines of credit amounted to $5.9 million and the unadvanced portion of construction loans approximated $13.4 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2007 totaled $53.8 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

         On August 14, 2007, the Company's Board of Directors authorized its Ninth Common Stock Buyback Program in the amount of 125,000 shares. See Issuer Purchases of Equity Securities in Part II, Item 2 (c) of this Form 10-Q.

         On October 30, 2007, the Company's Board of Directors declared a cash dividend of $0.16 per share payable November 21, 2007, to shareholders of record at the close of business on November 12, 2007. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

         As of September 30, 2007, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $30.9 million or 20.9% and $32.0 million or 21.5%, respectively, of total risk-weighted assets, and Tier I leverage capital of $30.9 million or 7.25% of average quarterly assets.

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

         The Company's nonperforming assets at September 30, 2007 totaled approximately $1.1 million or 0.2% of total assets as compared to $1.2 million or 0.3% of total assets at June 30, 2007. Nonperforming assets at September 30, 2007 consisted of: one commercial real estate loan totaling $972 thousand, two single-family real estate loans totaling $138 thousand, and two lines of credit totaling $17 thousand. These loans are in various stages of collection activity.

         The $78 thousand decrease in nonperforming assets during the three months ended September 30, 2007 was primarily attributable to the reclassification of a $76 thousand single-family real estate loan from non-performing to performing and the sale of the single-family real estate owned property with a book value of approximately $2 thousand.

         At September 30, 2007, the Company had one previously restructured and non-performing commercial real estate loan to a retirement village located in the North Hills totaling $972 thousand. The Savings Bank's outstanding principal balance totaled $2.0 million at June 30, 2003. During the quarter ended September 30, 2003, the Savings Bank redeemed $388 thousand of participating interests. During the quarter ended December 31, 2003, the Bank sold a forty percent participating interest to another financial institution at par resulting in proceeds totaling $979 thousand. The Savings Bank's outstanding principal balance totaled $972 thousand at June 30, 2007. The Company had recorded interest received on this credit on a cost recovery basis until September 30, 2003 when it began to recognize interest income. During the quarter ended September 30, 2007 the Company received and recognized $5 thousand of interest income. The Company anticipates work-out negotiations on this credit during the next fiscal quarter. At this time, the Company cannot predict the final form or outcome of the work-out negotiations.

         At September 30, 2007, the Company had one previously restructured loan secured by undeveloped land totaling $331 thousand and one previously restructured unsecured loan totaling $30 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, the Company had recorded interest payments received on a cost recovery basis until June 30, 2006 and is now recording interest income.

         During the three months ended September 30, 2007, approximately $12 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the quarter ended September 30, 2007. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

         During the quarter ended September 30, 2007 financial market participants appeared to become more concerned about liquidity and counterparty credit risk. Unsecured bank funding markets showed signs of stress, including volatility in overnight lending rates, elevated term rates, and illiquidity in term funding markets. On August 10, 2007, the Federal Reserve issued a statement announcing that it was providing liquidity to facilitate the orderly functioning of financial markets. The Federal Reserve indicated that it would provide reserves as necessary through open market operations to promote trading in the federal funds market at rates close to the target rate of 5.25%. The Federal Reserve also noted that the discount window was available as a source of funding.

         On August 17, 2007, the Federal Reserve Open Market Committee (FOMC) issued a statement noting that financial market conditions had deteriorated and that tighter credit conditions and increased uncertainty had the potential to restrain economic growth going forward. The FOMC judged that the downside risks to growth had increased appreciably, indicated that it was monitoring the situation, and stated that it was prepared to act as needed to mitigate the adverse effects on the economy arising from the disruptions in financial markets. Simultaneously, the Federal Reserve Board announced that, to promote the restoration of orderly conditions in financial markets, it had approved a 50 basis point reduction in the primary credit rate to 5.75%. The Board also announced a change to the Reserve Banks' usual practices to allow the provision of term financing for as long as thirty days, renewable by the borrower. In addition, the Board noted that the Federal Reserve would continue to accept a broad range of collateral for discount window loans, including home mortgages and related assets, while maintaining existing collateral margins. On August 21, 2007 the Federal Reserve Bank of New York announced some temporary changes to the terms and conditions of the System Open Market Account (SOMA) securities lending program, including a reduction in the minimum fee. The effective federal funds rate was somewhat below the target rate for a time over the intermeeting period, as efforts to keep the funds rate near the target were hampered by technical factors and financial market volatility. In the days leading up the FOMC meeting, however, the funds rate traded closer to the target.

         Short-term financial markets came under pressure during the quarter ended September 30, 2007 amid heightened investor unease about exposures to subprime mortgages and to structured credit products more generally. Rates on asset-backed commercial paper and on low-rated unsecured commercial paper soared, and some issuers, particularly asset-backed commercial paper programs with investments in subprime mortgages, found it difficult to roll over maturing paper. These developments led several programs to draw backup lines, exercise options to extend the maturity of outstanding paper, or even default. As a result, asset-backed commercial paper outstanding contracted substantially. Investors sought the safety and liquidity of Treasury securities, and yields on Treasury bills dropped sharply for a period; trading conditions in the bill market were impaired at times. Meanwhile, banks took measures to conserve their liquidity and were cautious about counterparties' exposures to asset-backed commercial paper. Term interbank funding markets were significantly impaired, with rates rising well above expected future overnight rates and traders reporting a substantial drop in the availability of term funding. Pressures eased a bit in mid-September 2007, but short-term financial markets remained strained. The foreign exchange value of the dollar against other major currencies fell, on balance.

         Investors appeared to mark down significantly their expected path for the federal funds rate during the intermeeting period, evidently in response to the strains in money and credit markets and a few key data releases, including weaker-than-expected reports on housing activity and employment. Yields on nominal Treasury securities fell appreciably across the term structure. TIPS-based inflation compensation at the five-year horizon was about unchanged, while inflation compensation at longer horizons crept higher.

         According to the minutes of the Federal Open Market Committee meeting of September 18, 2007, all FOMC members favored an easing of the stance of monetary policy. Members emphasized that because of the recent sharp change in credit market conditions, the incoming data in many cases were of limited value in assessing the likely evolution of economic activity and prices, on which the Committee's policy decision must be based. Members judged that a lowering of the target funds rate was appropriate to help offset the effects of tighter financial conditions on the economic outlook. Without such policy action, members saw a risk that tightening credit conditions and an intensifying housing correction would lead to significant broader weakness in output and employment. Similarly, the impaired functioning of financial markets might persist for some time or possibly worsen, with negative implications for economic activity. In order to help forestall some of the adverse effects on the economy that might otherwise arise, all members agreed that a rate cut of 50 basis points at this meeting was the most prudent course of action. Such a measure should not interfere with an adjustment to realistic pricing of risk or with the gains and losses that implied for participants in financial markets. With economic growth likely to run below its potential for a while and with incoming inflation data to the favorable side, the easing of policy seemed unlikely to affect adversely the outlook for inflation.

         The committee agreed that the statement to be released after the meeting should indicate that the outlook for economic growth had shifted appreciably since the Committee's last regular meeting but that the 50 basis point easing in policy should help promote moderate growth over time. They also agreed that the inflation situation seemed to have improved slightly and judged that it was no longer appropriate to indicate that a sustained moderation in inflation pressures had yet to be shown. Nonetheless, all agreed that some inflation risks remained and that the statement should indicate that the Committee would continue to monitor inflation developments carefully. Given the heightened uncertainty about the economic outlook, the Committee decided to refrain from providing an explicit assessment of the balance of risks, as such a characterization could give the mistaken impression that the Committee was more certain about the economic outlook than was in fact the case. Future actions would depend on how economic prospects were affected by evolving market developments and by other factors.

         At conclusion of the discussion, the Committee voted to authorize and direct the Federal Reserve Bank of New York, until it was instructed otherwise, to execute transactions in the System Account in accordance with the following domestic policy directive:

         "The Federal Open Market Committee seeks monetary and financial conditions that will foster price stability and promote sustainable growth in output. To further its long-run objectives, the Committee in the immediate future seeks conditions in reserve marks consistent with reducing the federal funds rate to an average of around 4.75%."

         The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007. The difference in yields on the two and ten year Treasury's is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

                                                     Yield on:
                                          ---------------------------------
                          Targeted        Two (2) Year      Ten (10) Year
                       Federal Funds        Treasury           Treasury         Shape of Yield Curve
                       ---------------    --------------    ---------------    -----------------------
September 30, 2006         5.25%              4.71%             4.64%                 Inverted
December 31, 2006          5.25%              4.82%             4.71%                 Inverted
March 31, 2007             5.25%              4.58%             4.65%            Slightly Positive
June 30, 2007              5.25%              4.87%             5.03%            Slightly Positive
September 30, 2007         4.75%              3.97%             4.59%           Moderately Positive

         These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and continued high levels of interest rate volatility have impacted prepayments on the Company's loan, investment and mortgage-backed securities portfolios and have caused a marked compression of industry-wide net interest margins. Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the three months ended September 30, 2007, totaled $7.0 million, $60.6 million and $6.5 million, respectively.

         The term premium of market interest rates is often used to determine the relative merits of taking an additional interest rate risk and to gauge the market's expectation of future interest rates. Due to changes in the term premium of market interest rates experienced during the quarter ended September 30, 2007 the Company adjusted its asset/liability mix in several ways. Intermediate term callable U.S. Government Agency securities were purchased early on during the quarter ended September 30, 2007. As financial market conditions deteriorated, the Company purchased floating rate U.S. Government Agency collateralized mortgage obligations and short-term investment grade commercial paper. With respect to short-term borrowings, the Company substituted broker repurchase agreements ("other short-term borrowings") with FHLB short-term borrowings due to market conditions in the short-term debt market.

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

         The Company purchased short-term investment grade commercial paper to provide liquidity for short-term demand deposits by local tax collectors. The Company also continued to purchase intermediate term fixed rate callable U. S. Government Agency bonds in order to earn a spread against the Company's long-term FHLB advances while limiting interest rate risk within the portfolio. The Company also purchased floating rate U.S. Government Agency collateralized mortgage obligations to provide current income and in response to lower intermediate and long-term market interest rates. Each of the aforementioned strategies also helped to better match the interest-rate and liquidity risks associated with the Savings Bank's customers' liquidity preference for shorter term money market and time deposit products.

         During the quarter ended September 30, 2007, principal investment purchases were comprised of: short-term investment grade commercial paper - $64.6 million with a weighted average yield of 6.13%; callable fixed rate U.S. Government Agency bonds with initial lock-out periods as follows: 0-3 months - $16.9 million with a weighted average yield to call of approximately 6.15%; 3 - 6 months - $5.0 million with a weighted average yield to call of approximately 6.01%; and floating rate collateralized mortgage obligations which reprice monthly - $18.0 million with an original weighted average yield of approximately 6.18%. Major investment proceeds received during the quarter ended September 30, 2007 were: short-term investment grade commercial paper - $60.6 million with a weighted average yield of approximately 5.95%; and mortgage-backed securities - $6.5 million.

         As of September 30, 2007, the implementation of these asset and liability management initiatives resulted in the following:

    1) $130.8 million or 98.3% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were comprised of floating rate instruments that reprice on a monthly basis.
    2) $25.0 million or 10.5% of the Company's investment portfolio was comprised of fixed to floating rate U.S. Government Agency bonds which will mature or reprice as follows: $10 million of these bonds were redeemed on October 1, 2007, $15 million are expected to mature or reprice in April 2008.
    3) $178.4 million or 75.0% of the Company's investment portfolio was comprised of fixed-rate callable U.S. Government Agency bonds which are callable as follows: 3 months or less - $59.6 million; 3 - 6 months - $30.4 million; 6 - 12 months - $61.4 million; 1 - 2 years - $24.1 million; and over 2 years - $3.0 million. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates.
    4) $18.9 million or 7.9% of the Company's investment portfolio was comprised of investment grade commercial paper with maturities of less than 90 days.
    5) $4.7 million or 2.0% of the Company's investment portfolio was comprised of U.S. Government Agency Step-up bonds which will reprice as follows: less than 3 months - $4.7 million from 4.70% to 6.00%. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates.
    6) An aggregate of $32.7 million or 53.9% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months; and
    7) The maturity distribution of the Company's borrowings is as follows: 1 month or less - $107.6 million or 43.0%; 1 - 3 months - $4.0 million or 1.6%; 3 - 6 months - $3.0 million or 1.2%; 1 - 3 years - $51.1 million or 20.4%; 3 - 5 years - $67.0 million or 26.8%; and over 5 years - $17.5 million or 7.0%.

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

                                              September 30,             June 30,
                                              ------------    ----------------------------
                                                  2007            2007             2006
                                              ------------    ------------    ------------
                                                         (Dollars in Thousands)
Interest-earning assets maturing or
   repricing within one year                  $    247,182    $    206,136    $    273,884
Interest-bearing liabilities maturing or
   repricing within one year                       214,072         187,494         194,509
                                              ------------    ------------    ------------

Interest sensitivity gap                      $     33,110    $     18,642    $     79,375
                                              ============    ============    ============
Interest sensitivity gap as a percentage of
   total assets                                       7.37%           4.57%           32.5%
Ratio of assets to liabilities
   maturing or repricing within one year            115.47%         109.94%          175.6%

         During the quarter ended September 30, 2007, the Company managed its one year interest sensitivity gap by: (1) limiting the portfolio origination of long-term fixed rate mortgages; (2) emphasizing loans with shorter-terms or repricing frequencies; (3) purchasing floating rate U.S. Government Agency CMO's which reprice on a monthly basis; and (4) adjusting its investment portfolio to include intermediate term U.S. Government Agency bonds with more varied call dates, and (5) modestly higher holdings of short-term investment grade commercial paper.

          The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at September 30, 2007. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

                                                 Cumulative Stressed Repricing Gap
                                                 ---------------------------------

                     Month 3      Month 6      Month 12      Month 24      Month 36      Month 60        Long Term
                     -------      -------      --------      --------      --------      --------        ---------
                                                       (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
  Gap ($'s)            27,301        13,220        7,624         (6,680)      (54,337)     (107,235)         19,821
% of Total
  Assets                  6.1%          2.9%         1.7%          -1.5%        -12.1%        -23.9%            4.4%
Base Case Up 100 bp
-------------------
Cummulative
  Gap ($'s)            27,522        13,631        8,311         (5,815)      (53,434)     (106,254)         19,821
% of Total
  Assets                  6.1%          3.0%         1.9%          -1.3%        -11.9%        -23.7%            4.4%
Base Case No Change
-------------------
Cummulative
  Gap ($'s)            36,989        28,823       33,110         34,270        62,302        19,366          19,821
% of Total
  Assets                  8.2%          6.4%         7.4%           7.6%         13.9%          4.3%            4.4%
Base Case Down 100 bp
---------------------
Cummulative
  Gap ($'s)            81,184        99,625      157,505        169,227       128,120        60,716          19,821
% of Total
  Assets                 18.1%         22.2%        35.1%          37.7%         28.5%         13.5%            4.4%
Base Case Down 200 bp
---------------------
Cummulative
  Gap ($'s)            83,417       103,426      162,198        174,210       132,393        61,743          19,821
% of Total
  Assets                 18.6%         23.0%        36.1%          38.8%         29.5%         13.7%            4.4%

          The Company utilizes an income simulation model to measure interest rate risk and to manage interest rate sensitivity. The Company believes that income simulation modeling may enable the Company to better estimate the possible effects on net interest income due to changing market interest rates. Other key model parameters include: estimated prepayment rates on the Company's loan, mortgage-backed securities and investment portfolios; savings decay rate assumptions; and the repayment terms and embedded options of the Company's borrowings.

              The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2007. This analysis was done assuming that the interest-earning assets will average approximately $415 million over a projected twelve month period for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at September 30, 2007.

           Analysis of Sensitivity to Changes in Market Interest Rates
           -----------------------------------------------------------

                                           Modeled Change in Market Interest Rates
                                    ----------------------------------------------------
Estimated impact on:                 -200        -100       0          +100      +200
--------------------
   Change in net interest income      -16.1%       -6.4%      0.00%       1.0%     -5.7%

   Return on average equity           10.06%      11.75%     13.00%     12.99%    11.86%

   Return on average assets            0.75%       0.88%      0.98%      0.95%     0.86%

   Market value of equity (in
      thousands)                    $29,871     $35,225    $37,557    $29,510   $13,466


          The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2007.

                              Anticipated Transactions
                ------------------------------------------------------
                                                (Dollars in Thousands)
                 Undisbursed construction and
                     land development loans
                       Fixed rate                      $ 7,029
                                                          8.22%

                       Adjustable rate                 $ 6,338
                                                          8.64%

                 Undisbursed lines of credit
                       Adjustable rate                 $ 5,906
                                                          8.45%

                 Loan origination commitments
                       Fixed rate                      $   105
                                                          6.88%

                 Letters of credit
                       Adjustable rate                 $   450
                                                          8.25%
                                                       -------

                                                       $19,828
                                                       =======

         In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2007, the Savings Bank had six performance standby letters of credit outstanding totaling approximately $450 thousand. All letters of credit are secured by developed property. Five of the letters of credit will mature within twelve months, and one will mature within twenty four months. In the event that the obligor is unable to perform its obligations as specified in the standby letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the standby letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund this contingent obligation.

ITEM 4.  CONTROLS AND PROCEDURES

         Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

         (a) Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

         The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.


ITEM 1A. Risk Factors
         ------------

         There are no material changes to the risk factors included in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         (a) Not applicable.

         (b) Not applicable.


         (c) The   following  table  sets  forth  information  with  respect  to purchases of common stock of the Company made by or on behalf of the Company during the three months ended September 30, 2007.

         -----------------------------------------------------------------------------------------------------------------------
                                                ISSUER PURCHASES OF EQUITY SECURITIES
         -----------------------------------------------------------------------------------------------------------------------
                                                                                Total Number of          Maximum Number of
                                          Total                                Shares Purchased         Shares that May Yet
                                        Number of                             as Part of Publicly          Be Repurchased
                                         Shares          Average Price        Announced Plans or         Under the Plans or
                   Period               Purchased     Paid per Share ($)         Programs (1)              Programs (2,3)
         -----------------------------------------------------------------------------------------------------------------------
         07/01/07 - 07/31/07               22,150                  16.48                   22,150                      24,820
         -----------------------------------------------------------------------------------------------------------------------
         08/01/07 - 08/31/07               29,500                  16.48                   29,500                     120,320
         -----------------------------------------------------------------------------------------------------------------------
         09/01/07 - 09/30/07                7,000                  16.50                    7,000                     113,320
         -----------------------------------------------------------------------------------------------------------------------
              Total                        58,650                  16.48                   58,650                     113,320
         -----------------------------------------------------------------------------------------------------------------------

--------------------

         (1) All shares indicated were purchased under the Company's Eighth and Ninth Stock Repurchase Program.
         (2) Eighth Stock Repurchase Program
                  (a) Announced September 27, 2005.
                  (b) 125,000 common shares approved for repurchase.
                  (c) No fixed date of expiration.
                  (d) This program was completed on August 24, 2007.
                  (e) Not applicable.
         (3) Ninth Stock Repurchase Program
                  (a) Announced August 14, 2007.
                  (b) 125,000 common shares approved for repurchase.
                  (c) No fixed date of expiration.
                  (d) This   program  has not  expired  and has  113,320  shares
                      remaining to be repurchased at September 30, 2007.
                  (e) Not applicable.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Company's 2007 Annual Meeting of Stockholders was held on October 30, 2007.
         (b) Not applicable.
         (c) Two matters were voted upon at the annual meeting held on October 30, 2007: Item 1: Proposal to elect two directors for a four-year term or until their successors are elected and qualified; Item 2:
             Proposal to ratify the appointment by the Board of Directors of S.R. Snodgrass, A.C. as the Company's Independent Registered Public Accounting Firm for the fiscal year ending June 30, 2008.

             Each of the two proposals received stockholder approval. There were 2,267,205 shares outstanding on the record date eligible to vote at the meeting and 1,928,705 shares were present in person or by proxy at the meeting. The voting record with respect to each item voted upon is enumerated below:

              Item            Nominee
             Number        (if Applicable)           For      Against    Abstain
             ------        ---------------           ---      -------    -------

                1      John W. Grace              1,874,684   54,021
                       Lawrence M. Lehman         1,875,684   53,021

                2      Ratification of Auditors   1,918,484    8,782       1,439

             There were no broker non-votes with respect to any matter voted upon.
         (d) Not applicable.




ITEM 5.  Other Information
         -----------------

         (a) Not applicable.
         (b) Not applicable.


ITEM 6.  Exhibits
         --------

         The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

Number    Description                                                       Page
------    ----------------------------------------------------------------  ----
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



                                       WVS FINANCIAL CORP.



         October 30, 2007          BY:  /s/ David J. Bursic
                                        ----------------------------------------
         Date                           David J. Bursic
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


         October 30, 2007          BY:  /s/ Keith A. Simpson
                                        ----------------------------------------
         Date                           Keith A. Simpson
                                        Vice-President, Treasurer and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)