Form 10-Q
period 2007-12-31
WVS FINANCIAL CORP
filed 2008-02-07
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2007

                                       or

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

                                 (412) 364-1911
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Shares outstanding as of February 05, 2008: 2,233,617 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.          Financial Information                                      Page
-------          ---------------------                                      ----

Item 1.          Financial Statements

                 Consolidated Balance Sheet as of
                 December 31, 2007 and June 30, 2007
                 (Unaudited)                                                  3

                 Consolidated Statement of Income
                 for the Three and Six Months Ended
                 December 31, 2007 and 2006 (Unaudited)                       4

                 Consolidated Statement of Changes in
                 Stockholders' Equity for the Six Months
                 Ended December 31, 2007 (Unaudited)                          5

                 Consolidated Statement of Cash Flows
                 for the Six Months Ended December 31,
                 2007 and 2006 (Unaudited)                                    6

                 Notes to Unaudited Consolidated
                 Financial Statements                                         8

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations for the Three and Six Months
                 Ended December 31, 2007                                     11

Item 3.          Quantitative and Qualitative Disclosures
                 about Market Risk                                           18

Item 4.          Controls and Procedures                                     24

PART II.         Other Information                                          Page
--------         -----------------                                          ----

Item 1.          Legal Proceedings                                           25
Item 1A.         Risk Factors                                                25
Item 2.          Unregistered Sales of Equity Securities and
                 Use of Proceeds                                             25
Item 3.          Defaults Upon Senior Securities                             25
Item 4.          Submission of Matters to a Vote of Security Holders         25
Item 5.          Other Information                                           26
Item 6.          Exhibits                                                    26
                 Signatures                                                  27


                                  WVS FINANCIAL CORP. AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEET
                                              (UNAUDITED)
                                            (In thousands)
                                                                  December 31, 2007    June 30, 2007
                                                                  -----------------   ---------------
          Assets
          ------
Cash and due from banks                                            $           660    $           630
Interest-earning demand deposits                                             1,560              2,045
                                                                   ---------------    ---------------
Total cash and cash equivalents                                              2,220              2,675
Investment securities available-for-sale (amortized cost of
   $20,464 and $8,957)                                                      20,452              8,933
Investment securities held-to-maturity (market value of
   $173,896 and $201,510)                                                  172,074            202,664
Mortgage-backed securities available-for-sale (amortized cost of
   $2,120 and $2,186)                                                        2,225              2,246
Mortgage-backed securities held-to-maturity (market value of
   $167,379 and $119,646)                                                  169,195            119,271
Net loans receivable (allowance for loan losses of $980 and
   $986)                                                                    59,749             60,350
Accrued interest receivable                                                  3,544              3,714
Federal Home Loan Bank stock, at cost                                        9,744              6,340
Premises and equipment                                                         784                813
Other assets                                                                 1,090              1,070
                                                                   ---------------    ---------------
          TOTAL ASSETS                                             $       441,077    $       408,076
                                                                   ===============    ===============

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                   $        12,735    $        12,363
   NOW accounts                                                             18,588             18,741
   Savings accounts                                                         30,344             32,937
   Money market accounts                                                    21,867             20,146
   Certificates of deposit                                                  68,222             74,177
   Advance payments by borrowers for taxes and insurance                       693              1,013
                                                                   ---------------    ---------------
    Total savings deposits                                                 152,499            159,377
Federal Home Loan Bank advances: long-term                                 135,579            130,579
Federal Home Loan Bank advances: short-term                                 38,600                 --
Other borrowings                                                            72,843             82,950
Accrued interest payable                                                     1,904              1,669
Other liabilities                                                            7,955              2,208
                                                                   ---------------    ---------------
     TOTAL LIABILITIES                                             $       409,330    $       376,783
                                                                   ---------------    ---------------

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   Outstanding                                                     $            --    $            --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,803,430 and 3,790,336 shares issued                                        38                 38
Additional paid-in capital                                                  21,346             21,137
Treasury stock: 1,540,617 and 1,471,481 shares at cost,
    respectively                                                           (23,422)           (22,286)
Retained earnings, substantially restricted                                 33,725             32,382
Accumulated other comprehensive income                                          61                 23
Unallocated shares - Recognition and Retention Plans                            (1)                (1)
                                                                   ---------------    ---------------
     TOTAL STOCKHOLDERS' EQUITY                                    $        31,747    $        31,293
                                                                   ---------------    ---------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $       441,077    $       408,076
                                                                   ===============    ===============

                See accompanying notes to unaudited consolidated financial statements.

                                  WVS FINANCIAL CORP. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF INCOME
                                              (UNAUDITED)
                                 (In thousands, except per share data)

                                                   Three Months Ended           Six Months Ended
                                                      December 31,                December 31,
                                               -------------------------   -------------------------
                                                   2007          2006          2007           2006
                                               -----------   -----------   -----------    -----------
INTEREST AND DIVIDEND INCOME:
     Loans                                     $     1,107   $     1,046   $     2,231    $     2,098
     Investment securities                           2,969         2,860         6,352          5,426
     Mortgage-backed securities                      2,294         2,257         4,227          4,656
     Interest-earning deposits with other
         institutions                                   --             1             2              5
     Federal Home Loan Bank stock                      127            66           223            163
                                               -----------   -----------   -----------    -----------
          Total interest and dividend income         6,497         6,230        13,035         12,348
                                               -----------   -----------   -----------    -----------

INTEREST EXPENSE:
     Deposits                                        1,056         1,047         2,194          2,015
     Federal Home Loan Bank advances                 2,401         2,195         4,760          4,103
     Other short-term borrowings                       708         1,080         1,445          2,242
                                               -----------   -----------   -----------    -----------
          Total interest expense                     4,165         4,322         8,399          8,360
                                               -----------   -----------   -----------    -----------

NET INTEREST INCOME                                  2,332         1,908         4,636          3,988
PROVISION (RECOVERY) FOR LOAN LOSSES                    11            --            (6)            (9)
                                               -----------   -----------   -----------    -----------
NET INTEREST INCOME AFTER PROVISION
   (RECOVERY) FOR LOAN LOSSES                        2,321         1,908         4,642          3,997
                                               -----------   -----------   -----------    -----------

NON-INTEREST INCOME:
     Service charges on deposits                        83            93           169            181
     Investment securities gains                        --            --             1             --
     Other                                              62            68           131            132
                                               -----------   -----------   -----------    -----------
          Total non-interest income                    145           161           301            313
                                               -----------   -----------   -----------    -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                    517           494         1,025            984
     Occupancy and equipment                            87           103           175            194
     Data processing                                    65            64           127            127
     Correspondent bank service charges                 24            27            50             65
     Other                                             262           202           519            422
                                               -----------   -----------   -----------    -----------
          Total non-interest expense                   955           890         1,896          1,792
                                               -----------   -----------   -----------    -----------

INCOME BEFORE INCOME TAXES                           1,511         1,179         3,047          2,518
INCOME TAXES                                           463           342           975            776
                                               -----------   -----------   -----------    -----------
NET INCOME                                     $     1,048   $       837   $     2,072    $     1,742
                                               ===========   ===========   ===========    ===========

EARNINGS PER SHARE:
     Basic                                     $      0.46   $      0.36   $      0.91    $      0.75
     Diluted                                   $      0.46   $      0.36   $      0.91    $      0.75

AVERAGE SHARES OUTSTANDING:
     Basic                                       2,261,544     2,310,596     2,272,527      2,318,890
     Diluted                                     2,261,783     2,312,838     2,273,084      2,320,980


                See accompanying notes to unaudited consolidated financial statements.


                                                 WVS FINANCIAL CORP. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)
                                                           (In thousands)
                                                                                         Accumulated
                                                                           Retained         Other
                                               Additional                  Earnings        Compre-     Unallocated
                                 Common         Paid-In      Treasury    Substantially     hensive     Shares Held
                                  Stock         Capital        Stock       Restricted       Income        by RRP          Total
                               ------------  ------------  ------------   -------------  ------------  ------------   ------------
Balance at June 30, 2007       $         38  $     21,137  $    (22,286)  $      32,382  $         23  $         (1)  $     31,293

Comprehensive income:

   Net Income                                                                     2,072                                      2,072
   Other comprehensive
     income:
      Change in unrealized
          holding gains on
          securities, net of
          income tax effect
          of $20                                                                                   38                           38
                                                                                                                      ------------

Comprehensive income                                                                                                         2,110

Purchase of 69,136 shares for
   treasury stock                                                (1,136)                                                    (1,136)


Accrued compensation
   expense for Recognition
   and Retention Plans (RRP)                                                                                     --             --

Exercise of 13,094 stock options         --           205                                                                      205

Cash dividends declared
   ($0.32 per share)                                                               (729)                                      (729)
Other                                                   4                                                                        4
                               ------------  ------------  ------------   -------------  ------------  ------------   ------------

Balance at Dec. 31, 2007       $         38  $     21,346  $    (23,422)  $      33,725  $         61  $         (1)  $     31,747
                               ============  ============  ============   =============  ============  ============   ============


                               See accompanying notes to unaudited consolidated financial statements.


                                WVS FINANCIAL CORP. AND SUBSIDIARY
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)
                                          (In thousands)

                                                                              Six Months Ended
                                                                                December 31,
                                                                            --------------------
                                                                              2007        2006
                                                                            --------    --------
OPERATING ACTIVITIES

Net income                                                                  $  2,072    $  1,742
Adjustments to reconcile net income to cash provided by operating activities:
   Recovery for loan losses                                                       (6)         (9)
   Depreciation                                                                   65          70
   Investment securities gains                                                    (1)         --
   Amortization of discounts, premiums and deferred loan fees                   (135)        (86)
   Accretion of discounts - commercial paper                                    (494)         (7)
   Increase (decrease) in accrued and deferred taxes                               8        (138)
  Decrease (increase) in accrued interest receivable                             170        (730)
   Increase in accrued interest payable                                          235         316
   Other, net                                                                     43         138
                                                                            --------    --------
         Net cash provided by operating activities                             1,957       1,296
                                                                            --------    --------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments securities                                       (85,398)         --
   Proceeds from repayments of investments and mortgage-backed securities     74,412       8,019
   Proceeds from sale of mortgage-backed securities                               49          --
Held-to-maturity:
   Purchases of investments                                                  (34,050)    (65,710)
   Purchases of mortgage-backed securities                                   (54,373)     (4,998)
   Proceeds from repayments of investments                                    64,722      47,563
   Proceeds from repayments of mortgage-backed securities                      9,286      22,123
   Proceeds from sale of investments and mortgage-backed securities              216          --
Decrease (increase) in net loans receivable                                      595      (1,788)
Purchase of Federal Home Loan Bank stock                                     (12,245)     (3,936)
Redemption of Federal Home Loan Bank stock                                     8,841       5,218
Acquisition of premises and equipment                                            (36)        (51)
Other, net                                                                        --          --
                                                                            --------    --------
         Net cash provided by (used for) investing activities                (27,981)      6,440
                                                                            --------    --------


                              WVS FINANCIAL CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (UNAUDITED)
                                        (In thousands)

                                                                          Six Months Ended
                                                                            December 31,
                                                                        --------------------
                                                                          2007        2006
                                                                        --------    --------
FINANCING ACTIVITIES

Net increase (decrease) in transaction and savings accounts                   11      (1,169)
Net (decrease) increase in certificates of deposit                        (5,955)      7,513
Net increase (decrease) in FHLB short-term advances                       38,600     (23,150)
Net (decrease) increase in other borrowings                              (10,107)     16,852
Proceeds from Federal Home Loan Bank long-term advances                   10,000          --
Repayments of Federal Home Loan Bank long-term advances                   (5,000)     (5,000)
Net decrease in advance payments by borrowers for taxes and insurance       (320)       (396)
Cash dividends paid                                                         (729)       (742)
Funds used for purchase of treasury stock                                 (1,136)       (419)
Net proceeds from exercise of stock options                                  205          --
                                                                        --------    --------
         Net cash provided by (used for) financing activities             25,569      (6,511)
                                                                        --------    --------

         (Decrease) increase in cash and cash equivalents                   (455)      1,225

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                       2,675       1,196
                                                                        --------    --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $  2,220    $  2,421
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                      $  8,164    $  8,044
      Income taxes                                                      $    980    $    920
   Non cash items:
      Unfunded Security Commitment                                      $  5,004          --
      Due to Federal Reserve Bank                                       $  1,260    $    935
      Educational Improvement Tax Credit                                $    135    $     42



           See accompanying notes to unaudited consolidated financial statements.


                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments
(consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

         In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("FAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

         In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

3.       EARNINGS PER SHARE
         ------------------

         The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

                                           Three Months Ended           Six Months Ended
                                              December 31,                December 31,
                                        ------------------------    ------------------------
                                           2007          2006          2007          2006
                                        ----------    ----------    ----------    ----------
Weighted average common shares
   outstanding                           3,796,861     3,769,838     3,793,599     3,769,838

Average treasury stock shares           (1,535,317)   (1,459,242)   (1,521,072)   (1,450,948)
                                        ----------    ----------    ----------    ----------
Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                             2,261,544     2,310,596     2,272,527     2,318,890

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings per
   share                                       239         2,242           557         2,090
                                        ----------    ----------    ----------    ----------

Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                             2,261,783     2,312,838     2,273,084     2,320,980
                                        ==========    ==========    ==========    ==========

         All options at December 31, 2007 and December 31, 2006 were included in the computation of diluted earnings per share.

4.       STOCK BASED COMPENSATION DISCLOSURE
         -----------------------------------

         The Company accounts for stock-based compensation in accordance with Financial Accounting Standard (FAS) No. 123R. FAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. The Company did not have any non-vested stock options outstanding during the periods ended December 31, 2007 and 2006. There were no options issued during the periods ended December 31, 2007 and 2006.

5.       COMPREHENSIVE INCOME
         --------------------

         Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

                                       Three Months Ended                    Six Months Ended
                                          December 31,                         December 31,
                               ---------------------------------    ---------------------------------
                                     2007              2006               2007               2006
                               ---------------   ---------------    ---------------   ---------------
                                                       (Dollars in Thousands)
Net income                              $1,048            $  837             $2,072            $1,742
Other comprehensive
  income (loss):
     Unrealized gains
     (losses) on
     available for sale        $   14            $  (17)            $   59            $   18
     securities

       Less:
         Reclassification
         adjustment for gain
         included in net
         income                    --                --                 (1)               --
                               ------   ------   ------   ------    ------   ------   ------   ------
Other comprehensive
  gain (loss)  before tax                   14               (17)                58                18
Income tax (benefit)
expense related to other
comprehensive income                         5                (6)                20                 6
(loss)                                  ------            ------             ------            ------
Other comprehensive gain
  (loss), net of tax                         9               (11)                38                12
                                        ------            ------             ------            ------
Comprehensive income                    $1,057            $  826             $2,110            $1,754
                                        ======            ======             ======            ======

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007

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

         o acquisitions may result in one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties; and

         o acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States generally and in our principal markets, which could have an adverse effect on our financial performance and that of our borrowers and on the financial markets and the price of our common stock.

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

         West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2007.

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


FINANCIAL CONDITION

         The Company's assets totaled $441.1 million at December 31, 2007, as compared to $408.1 million at June 30, 2007. The $33.0 million or 8.1% increase in total assets was primarily comprised of a $49.9 million or 41.1% increase in mortgage-backed securities, an $11.5 million or 128.9% increase in investments securities available for sale and a $3.4 million or 53.7% increase in Federal Home Loan Bank ("FHLB") stock, which were partially offset by a $30.6 million or 15.1% decrease in investment securities - held to maturity, a $601 thousand or 1.0% decrease in net loans receivable, a $455 thousand or 17.0% decrease in cash and cash equivalents and a $170 thousand or 4.6% decrease in accrued interest receivable. The increase in mortgage-backed securities was primarily attributable to purchases of U.S. Government agency floating rate collateralized mortgage obligations. The increase in investment securities - available for sale was comprised of purchases of short-term investment grade commercial paper. The increase in FHLB stock was attributable to higher levels of FHLB borrowings and associated FHLB stock purchase requirements. The decrease in investment securities - held to maturity is attributable to calls of fixed to floating rate and step-up U.S. Government agency bonds which were partially offset by purchases of investment grade corporate bonds. See "Asset and Liability Management".

         The Company's total liabilities increased $32.5 million or 8.6% to $409.3 million as of December 31, 2007 from $376.8 million as of June 30, 2007. The $32.5 million increase in total liabilities was primarily comprised of a $38.6 million or 100.0% increase in short-term FHLB advances, a $5.7 million or 260.3% increase in other liabilities, a $5.0 million or 3.8% increase in long-term FHLB advances and a $235 thousand or 14.1% increase in accrued interest payable, which were partially offset by a $10.1 million or 12.2% decrease in other short-term borrowings and a $6.9 million or 4.3% decrease in total savings deposits. The respective changes in short-term borrowings were primarily due to more competitive FHLB pricing in contrast to the short-term repurchase agreement market. Certificates of deposit decreased $6.0 million, savings accounts decreased $2.6 million and advance payments by borrowers for taxes and insurance decreased $320 thousand, while money market accounts increased $1.7 million and demand deposits increased $219 thousand. The decrease in certificates of deposits was primarily due to the maturity of accounts held by local governments. The change in other liabilities is primarily attributable to $5.0 million of U.S. Government agency mortgage-backed securities purchased pending settlement. Management believes that the changes in savings accounts and advance payments by borrowers for taxes and insurance were primarily attributable to seasonal payments of local and school real estate taxes.

         Total stockholders' equity increased $454 thousand or 1.5% to $31.7 million as of December 31, 2007, from approximately $31.3 million as of June 30, 2007. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $1.1 million and $729 thousand, respectively, which were more than offset by net income of $2.1 million, a $209 thousand increase in additional paid in capital primarily from the exercise of stock options and a $38 thousand increase in accumulated other comprehensive income for the six months ended December 31, 2007.


RESULTS OF OPERATIONS

         General. WVS reported net income of $1.0 million or $0.46 diluted earnings per share and $2.1 million or $0.91 diluted earnings per share for the three and six months ended December 31, 2007, respectively. Net income increased by $211 thousand or 25.2% and diluted earnings per share increased $0.10 or 27.8% for the three months ended December 31, 2007, when compared to the same period in 2006. The increase in net income was primarily attributable to a $424 thousand increase in net interest income, which was partially offset by a $121 thousand increase in income tax expense, a $65 thousand increase in non-interest expense, a $16 thousand decrease in non-interest income and an $11 thousand increase in the provision for loan losses. For the six months ended December 31, 2007, net income increased $330 thousand or 18.9% and diluted earnings per share increased $0.16 or 21.3% when compared to the same period in 2006. The increase for the six month period was primarily the result of a $648 thousand increase in net interest income, which was partially offset by a $199 thousand increase in income tax expense, a $104 thousand increase in non-interest expense, a $12 thousand decrease in non-interest income and a $3 thousand decrease in recoveries for loan losses.

         Net Interest Income. The Company's net interest income increased by $424 thousand or 22.2% and $648 thousand or 16.2% for the three and six months ended December 31, 2007, when compared to the same periods in 2006. Approximately $399 thousand or 94.1% and $588 thousand or 90.7% of the increases in net interest income for the three and six months ended December 31, 2007, respectively, can be attributed to the impact of changing market interest rates on interest earning assets and interest bearing liabilities. The remaining $25 thousand or 5.9% and $60 thousand or 9.3% increase in net interest income for the three and six months ended December 31, 2007, respectively, can be attributed to changes in the average balances of interest-earning assets and interest-bearing liabilities.

         During the six months ended December 31, 2007, the Federal Open Market Committee (FOMC) reduced its targeted federal funds level from 5.25% at June 30, 2007 to 4.25% at December 31, 2007. During the three months ending December 31, 2007 the Company also observed a marked upward deviation in the three-month LIBOR as compared to the U.S. federal funds rate. Market participants attributed this upward deviation to liquidity imbalances in LIBOR markets. During the latter part of the three months ended December 31, 2007 the Federal Reserve and various European central banks began to co-ordinate open market operations with the goal of reducing the LIBOR and fed funds spread. During this anomalous period the Company benefited by earning a higher than anticipated yield on its LIBOR floating rate CMO portfolio, while enjoying lower costs of short-term funding. See also Asset and Liability Management.

         Interest Income. Interest on investment securities increased by $109 thousand or 3.8% and $926 thousand or 17.1% for the three and six months ended December 31, 2007, respectively, when compared to the same periods in 2006. The increase for the three months ended December 31, 2007 was attributable to a 51 basis point increase in the weighted average yield earned on the Company's investment securities, which was partially offset by a $10.3 million decrease in the average balance of the Company's investment securities portfolio. The increase for the six months ended December 31, 2007 was attributable to a 46 basis point increase in the weighted average yield earned on the Company's investment securities and a $15.2 million increase in the average balance of the Company's investment securities portfolio. The decrease in average balances of investment securities for the three months ended December 31, 2007 was associated with issuer calls of U.S. Government Agency securities, while the increase in average balances for the six months ended December 31, 2007 reflects higher holdings of investment securities when compared to the same period in 2006.

         Interest on net loans receivable increased $61 thousand or 5.8% and $133 thousand or 6.3% for the three and six months ended December 31, 2007, respectively, when compared to the same periods in 2006. The increase for the three months ended December 31, 2007 was primarily attributable to an increase of $2.1 million in the average balance of net loans receivable outstanding and an increase of 16 basis points in the weighted average yield earned on net loans receivable for the three months ended December 31, 2007, when compared to the same period in 2006. The increase for the six months ended December 31, 2007 was attributable to a $2.4 million increase in the average balance of net loans receivable outstanding and an increase of 15 basis points in the weighted average yield earned on net loans receivable, when compared to the same period in 2006. The increase in the average loan balance outstanding for the three and six months ended December 31, 2007 was attributable in part to increases in new loan originations among construction and commercial loan products. The Company has limited its portfolio origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

         Interest on mortgage-backed securities increased $37 thousand or 1.6% and decreased $429 thousand or 9.2% for the three and six months ended December 31, 2007, respectively, when compared to the same periods in 2006. The increase for the three months ended December 31, 2007 was primarily attributable to a $9.8 million increase in the average balance of mortgage-backed securities outstanding for the period, which was partially offset by a 30 basis point decrease in the average yield earned on mortgage-backed securities outstanding for the three months ended December 31, 2007 when compared to the same period in 2006. The decrease for the six months ended December 31, 2007, was attributable to a $11.1 million decrease in the average balance of mortgage-backed securities outstanding for the period and a 12 basis point decrease in the weighted average yield earned on mortgage-backed securities for the six months ended December 31, 2007, when compared to the same period in 2006. The decrease in the weighted average yield earned on mortgage-backed securities was consistent with lower market interest rates for the three and six months ended December 31, 2007. The increase in the average balances of mortgage-backed securities during the three months ended December 31, 2007 was primarily attributable to purchases of floating rate mortgage-backed securities during the period, while the decrease in average balances of mortgage-backed securities for the six months ended December 31, 2007 reflects lower balances held during the period when compared to the same period in 2006. All mortgage-backed securities purchased during both periods were guaranteed by agencies of the U.S. government.

         Dividends on FHLB stock increased $61 thousand or 92.4% and $60 thousand or 36.8% for the three and six months ended December 31, 2007, respectively, when compared to the same periods in 2006. The increase for the three months ended December 31, 2007 was attributable to a 188 basis point increase in the yield earned on FHLB stock held and a $1.9 million increase in the average balance of FHLB stock when compared to the same period in 2006. The increase for the six months ended December 31, 2007 was attributable to a $1.7 million increase in the average balance of FHLB stock held and a 45 basis point increase in the average yield earned on FHLB stock held when compared to the same period in 2006. The increase in average balances of FHLB stock held resulted from higher levels of FHLB borrowings which necessitated purchases of the stock.

         Interest Expense. Interest paid on FHLB advances increased $206 thousand or 9.4% and $657 thousand or 16.0% for the three and six months ended December 31, 2007, respectively, when compared to the same periods in 2006. The increase for the three months ended December 31, 2007 was attributable to a $20.4 million increase in the average balance of FHLB short-term advances and a $2.0 million increase in the average balance of FHLB long-term advances, which were partially offset by a 62 basis point decrease in rates paid on FHLB short-term advances and a 8 basis point decrease in rates paid on FHLB long-term advances when compared to the same period in 2006. The increase for the six months ended December 31, 2007 was attributable to $29.3 million increase in the average balances of FHLB short-term advances which was partially offset by a 7 basis point decrease in rates paid on FHLB long-term advances and a 42 basis point decrease in rates paid on FHLB short-term advances. The increases in the average balances of FHLB short-term advances were primarily used to repay other short-term borrowings, while the decreases in rates paid reflect decrease in lower short-term market interest rates.

         Interest paid on other borrowings decreased $372 thousand or 34.4% and $797 thousand or 35.6% for the three and six months ended December 31, 2007, respectively, when compared to the same periods in 2006. The decrease for the three months ended December 31, 2007 was attributable to a $19.2 million decrease in the average balances of other borrowings and a 73 basis point decrease in rates paid for the period. The decrease for the six months ended December 31, 2007 was attributable to a $24.9 decrease in the average balance of other borrowings and a 41 basis point decrease in rates paid for the period. The decrease in rates paid was consistent with decreases in short-term market interest rates. The decrease in average balances of other borrowings is attributable to more favorable short-term borrowing rates offered by the FHLB.

         Interest expense on deposits and escrows increased $9 thousand or 0.9% and $179 thousand or 8.9% for the three and six months ended December 31, 2007, respectively, when compared to the same periods in 2006. The increase in interest expense on deposits for the three months ended December 31, 2007 was primarily attributable to a $5.3 million increase in the average balance of money markets and a 13 basis point increase in the weighted average rate paid on certificates of deposit which were partially offset by a $4.4 million decrease in the average balance of time deposits for the three months ended December 31, 2007, when compared to the same period in 2006. The increase for the six months ended December 31, 2007 was primarily attributable to a 31 basis point increase in the weighted average rates paid on time deposits and a $4.2 million increase in the average balance of money markets, which were partially offset by a $3.7 million decrease in the average balance of savings accounts, when compared to the same period in 2006. The average yield paid on time deposits reflects higher market interest rates for the three and six months ended December 31, 2007, while the decrease in average balances of time deposits reflects maturities of time deposits for local governments.

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

         The Company recorded a provision for loan losses of $11 thousand for the three months ended December 31, 2007 compared to no provision for loan losses for the same period in 2006. The $11 thousand increase during the quarter ended December 31, 2007 was primarily due to slightly higher levels of non-accrual loans. For the six months ended December 31, 2007, the Company recorded a recovery of $6 thousand compared to a recovery of $9 thousand for the same period in 2006. At December 31, 2007, the Company's total allowance for loan losses amounted to $980 thousand or 1.6% of the Company's total loan portfolio, as compared to $986 thousand or 1.6% at June 30, 2007.

         Non-Interest Income. Non-interest income decreased by $16 thousand or 9.9% and $12 thousand or 3.8% for the three and six months ended December 31, 2007, respectively, when compared to the same periods in 2006. The decreases were primarily attributable to lower levels of service charges on deposit accounts.

         Non-Interest Expense. Non-interest expense increased $65 thousand or 7.3% and $104 thousand or 5.8% for the three and six months ended December 31, 2007, respectively, when compared to the same periods in 2006. The increase for the three months ended December 31, 2007 was principally attributable to a $65 thousand increase in charitable contributions eligible for Pennsylvania Tax credits and a $23 thousand increase in payroll and benefit related costs, which were partially offset by a $16 thousand decrease in occupancy and equipment costs when compared to the same period in 2006. The increase for the six months ended December 31, 2007 was primarily attributable to a $105 thousand increase in contributions eligible for Pennsylvania Tax credits and a $41 thousand increase in payroll and benefit related costs which were partially offset by a $19 thousand decrease in occupancy and equipment costs and a $15 thousand decrease in correspondent bank service charges when compared to the same period in 2006.

         Income Tax Expense. Income tax expense increased $121 thousand or 35.4% and $199 thousand or 25.6% for the three and six months ended December 31, 2007, respectively, when compared to the same periods in 2006. The increases were primarily attributable to an increased level of taxable income for the three and six months ended December 31, 2007 when compared to the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $2.0 million during the six months ended December 31, 2007. Net cash provided by operating activities was primarily comprised of $2.1 million of net income, a $235 thousand increase in accrued interest payable, and a $170 decrease in accrued interest receivable which were partially offset by $494 thousand in accretion of discounts on commercial paper, $135 thousand in amortization of discounts, premiums and deferred loan fees, and $65 thousand in fixed asset depreciation.

         Funds used for investing activities totaled $28.0 million during the six months ended December 31, 2007. Primary uses of funds during the six months ended December 31, 2007, included purchases of investment, mortgage-backed securities and FHLB stock totaling $119.4 million, $54.4 million and $12.2 million, respectively, which were partially offset by maturities and repayments of investments, mortgage-backed securities and FHLB stock totaling $139.2 million, $9.3 million and $8.8 million, respectively, a $595 thousand decrease in net loans receivable and $265 thousand from the sale of mortgage-backed securities. Short-term investment grade commercial paper purchases totaled $85.4 million; and maturities of short-term commercial paper totaled $80.6 million.

         Funds provided by financing activities totaled $25.6 million for the six months ended December 31, 2007. The primary sources included a $38.6 million increase in short-term FHLB advances and a $5.0 million increase in long-term FHLB advances which were partially offset by a $10.1 million decrease in other short-term borrowings, a $6.9 million decrease in deposits, $1.1 million in treasury stock purchases and $729 thousand in cash dividends paid on the Company's common stock. The shift in borrowed funds reflects lower short-term rates available through the Federal Home Loan Bank. The $6.9 million decrease in total deposits consisted of a $6.0 million decrease in time deposits primarily due to the maturity of cash management time deposits held by local county governments, a $2.6 million decrease in passbook accounts, and a $320 decrease in mortgage escrow accounts, which were partially offset by a $1.7 million increase in money market deposits and a $219 thousand increase in demand deposits. The decreases in passbook and escrow accounts are due primarily to the payments of local property taxes by and for customers. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

         The Company's primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At December 31, 2007, total approved loan commitments outstanding amounted to approximately $22 thousand. At the same date, commitments under unused lines of credit amounted to $5.7 million and the unadvanced portion of construction loans approximated $12.5 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2007 totaled $55.0 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

         On January 28, 2008, the Company's Board of Directors declared a cash dividend of $0.16 per share payable February 21, 2008, to shareholders of record at the close of business on February 11, 2008. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

         As of December 31, 2007, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $31.7 million or 20.1% and $32.7 million or 20.7%, respectively, of total risk-weighted assets, and Tier I leverage capital of $31.7 million or 7.42% of average quarterly assets.

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

         The Company's nonperforming assets at December 31, 2007 totaled approximately $1.5 million or 0.3% of total assets as compared to $1.2 million or 0.3% of total assets at June 30, 2007. Nonperforming assets at December 31, 2007 consisted of: one commercial real estate loan totaling $972 thousand, one speculative construction loan totaling $354 thousand, two single-family real estate loans totaling $137 thousand, one single-family real estate junior lien totaling $26 thousand, two home equity lines of credit totaling $17 thousand and one unsecured line of credit totaling $3 thousand. These loans are in various stages of collection activity.

         The $304 thousand increase in nonperforming assets during the six months ended December 31, 2007 was primarily attributable to the reclassification to non-performing of a $354 thousand speculative construction loan, a $26 thousand single-family real estate junior lien, and a $3 thousand unsecured line of credit which was partially offset by the reclassification of a $76 thousand single-family real estate loan from non-performing to performing, the sale of the single-family real estate owned property with a book value of approximately $2 thousand, and paydowns on non-performing loans of approximately $1 thousand.

         At December 31, 2007, the Company had one previously restructured and non-performing commercial real estate loan to a retirement village located in the North Hills totaling $972 thousand. The Savings Bank's outstanding principal balance totaled $2.0 million at June 30, 2003. During the quarter ended September 30, 2003, the Savings Bank redeemed $388 thousand of participating interests. During the quarter ended December 31, 2003, the Bank sold a forty percent participating interest to another financial institution at par resulting in proceeds totaling $979 thousand. The Savings Bank's outstanding principal balance totaled $972 thousand at June 30, 2007. The Company had recorded interest received on this credit on a cost recovery basis until September 30, 2003 when it began to recognize interest income. During the six months ended December 31, 2007 the Company received and recognized $16 thousand of interest income. The Company anticipates work-out negotiations on this credit during the next fiscal quarter. At this time, the Company cannot predict the final form or outcome of the work-out negotiations.

         At December 31, 2007, the Company had one previously restructured loan secured by undeveloped land totaling $328 thousand and one previously restructured unsecured loan totaling $27 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, the Company had recorded interest payments received on a cost recovery basis until June 30, 2006 and is now recording interest income.

         During the six months ended December 31, 2007, approximately $34 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the six months ended December 31, 2007. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.


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

         During the three months ending December 31, 2007, FOMC participants generally noted that incoming information pointed to a somewhat weaker outlook for consumer spending. The decline in housing had steepened, and consumer outlays appeared to be softening more than anticipated, perhaps indicating some spill over from the housing correction to other components of consumer spending. These developments, together with renewed strains in the financial markets, suggested that growth in late 2007 and during 2008 was likely to be more sluggish than FOMC participants had previously anticipated.

         FOMC participants discussed in detail at their December 2007 meeting the resurgence of stresses in financial markets in November. Performance of mortgage-related assets deteriorated further, potentially increasing the losses being borne by a number of major financial firms. Heightened worries about counterparty credit risk, balance sheet constraints and liquidity pressures affected interbank funding markets and commercial paper markets, where spreads over risk-free rates were, in some cases, higher than those seen in August 2007. Spreads on conforming mortgage products also widened after reports of losses at the housing-related government-sponsored enterprises.

         At their meetings held in October and December 2007, FOMC members voted to reduce the targeted federal funds rate by twenty-five (25) basis points at each meeting. Identical reductions were made to the Federal Reserve Discount Rate.

         At their December 2007 meeting, the FOMC also voted to establish a temporary Term Auction Facility (TAF). The TAF is to provide term funding to eligible depository institutions through an auction mechanism. Also, the TAF will accept a broader range of collateral than used for open market operations.

         On January 22, 2008, the FOMC decided to lower its targeted federal funds rate by seventy-five (75) basis points approximately one week prior to a scheduled FOMC meeting to be held on January 29 -30, 2008. The FOMC noted a deepening of the housing correction as well as some softening in labor markets. The FOMC also noted that appreciable downside risks to growth remain.

         On January 30, 2008, the FOMC decided to lower its targeted federal funds rate by fifty (50) basis points to 3.00%. The FOMC noted that financial markets remain under considerable stress and credit has tightened further for some households. The FOMC also noted that recent economic information indicates a deepening of the housing contraction as well as some softening in labor markets.

         The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007. The
difference in yields on the two and ten year Treasury's is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

                                                            Yield on:
                                                 ---------------------------------
                                 Targeted        Two (2) Year      Ten (10) Year         Shape of Yield
                              Federal Funds        Treasury           Treasury                Curve
                              ---------------    --------------    ----------------------------------------
September 30, 2006                5.25%              4.71%             4.64%                 Inverted
December 31, 2006                 5.25%              4.82%             4.71%                 Inverted
March 31, 2007                    5.25%              4.58%             4.65%            Slightly Positive
June 30, 2007                     5.25%              4.87%             5.03%            Slightly Positive
September 30, 2007                4.75%              3.97%             4.59%           Moderately Positive
December 31, 2007                 4.25%              3.05%             4.04%                 Positive

         These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and continued high levels of interest rate volatility have impacted prepayments on the Company's loan, investment and mortgage-backed securities portfolios and have caused a marked compression of industry-wide net interest margins. Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the six months ended December 31, 2007, totaled $10.3 million, $139.1 million and $9.6 million, respectively. Included in the Company's investment repayments are commercial paper maturities totaling $80.6 million.

         The term premium of market interest rates is often used to determine the relative merits of taking an additional interest rate risk and to gauge the market's expectation of future interest rates. Due to changes in the term premium of market interest rates experienced during the six months ended December 31, 2007 the Company adjusted its asset/liability mix in several ways. Intermediate term callable U.S. Government Agency securities were purchased early on during the quarter ended September 30, 2007. As financial market conditions deteriorated, the Company purchased floating rate U.S. Government Agency collateralized mortgage obligations, short-term investment grade commercial paper and investment grade corporate bonds. With respect to short-term borrowings, the Company substituted broker repurchase agreements ("other short-term borrowings") with FHLB short-term borrowings due to lower borrowing costs at the FHLB.

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

         The Company purchased short-term investment grade commercial paper to earn a favorable financing spread and to provide liquidity for short-term demand deposits by local tax collectors. The Company also continued to purchase intermediate term fixed rate callable U. S. Government Agency bonds and began to purchase investment grade corporate bonds in order to earn a spread against the Company's long-term FHLB advances while limiting interest rate risk within the portfolio. The Company also purchased floating rate U.S. Government Agency collateralized mortgage obligations to provide current income and in response to lower intermediate and long-term market interest rates. Each of the aforementioned strategies also helped to better match the interest-rate and liquidity risks associated with the Savings Bank's customers' liquidity preference for shorter term money market and time deposit products.

         During the quarter ended December 31, 2007, principal investment purchases were comprised of: floating rate collateralized mortgage obligations which reprice monthly - $41.4 million with an original weighted average yield of approximately 5.76% short-term investment grade commercial paper - $20.8 million with a weighted average yield of 5.56%; fixed rate investment grade corporate bonds - $6.5 million with a weighted average yield of 5.08%; and floating rate investment grade corporate bonds - $5.7 million with an original weighted average rate of 5.04%. Major investment proceeds received during the quarter ended December 31, 2007 were: callable government agency bonds - $58.2 million with a weighted average yield of approximately 5.85%; short-term investment grade commercial paper - $20.0 million with a weighted average yield of approximately 6.23%; and mortgage-backed securities - $3.1 million; and tax-free municipal bonds - $275 thousand with a weighted average yield of 5.93%.

         As of December 31, 2007, the implementation of these asset and liability management initiatives resulted in the following:

     1) $169.2 million or 98.7% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were comprised of floating rate instruments that reprice on a monthly basis.
     2) $15.0 million or 7.8% of the Company's investment portfolio was comprised of fixed to floating rate U.S. Government Agency bonds which are expected to mature or reprice in April 2008.
     3) $149.9 million or 77.9% of the Company's investment portfolio was comprised of fixed-rate callable U.S. Government Agency bonds which are callable as follows: 3 months or less - $61.4 million; 3 - 6 months - $27.0 million; 6 - 12 months - $48.2 million; 1 - 2 years - $10.3 million; and over 2 years - $3.0 million. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates.
     4) $19.9 million or 10.3% of the Company's investment portfolio was comprised of investment grade commercial paper with maturities of less than 90 days.
     5) $6.4 million or 3.3% of the Company's investment portfolio consisted of investment grade fixed rate corporate bonds with maturities between fifteen and sixteen months;
     6) $5.7 million or 3.0% of the Company's investment portfolio consisted of investment grade floating rate corporate bonds which will reprice within three months and will mature within twelve to seventeen months;

     7) An aggregate of $33.5 million or 55.1% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months; and
     8) The maturity distribution of the Company's borrowings is as follows: 1 month or less - $108.4 million or 43.9%; 1 - 3 months - $3.0 million or 1.2%; 1 - 3 years - $86.1 million or 34.9%; 3 - 5 years - $32.0 million or 12.9%; and over 5 years - $17.5 million or 7.1%.


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

                                            December 31,        June 30,
                                            -----------   --------------------
                                                2007        2007        2006
                                              --------    --------    --------
                                                    (Dollars in Thousands)
Interest-earning assets maturing or
   repricing within one year                  $376,149    $206,136    $273,884
Interest-bearing liabilities maturing or
   repricing within one year                   213,416     187,494     194,509
                                              --------    --------    --------

Interest sensitivity gap                      $162,733    $ 18,642    $ 79,375
                                              ========    ========    ========
Interest sensitivity gap as a percentage of
   total assets                                  36.89%       4.57%       32.5%
Ratio of assets to liabilities
   maturing or repricing within one year        176.25%     109.94%      175.6%

         During the quarter ended December 31, 2007, the Company managed its one year interest sensitivity gap by: (1) limiting the portfolio origination of long-term fixed rate mortgages; (2) emphasizing loans with shorter-terms or repricing frequencies; (3) purchasing floating rate U.S. Government Agency CMO's which reprice on a monthly basis; and (4) adjusting its investment portfolio to include investment grade fixed and floating rate corporate bonds, and (5) higher holdings of short-term investment grade commercial paper.

         The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at December 31, 2007. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

                                          Cumulative Stressed Repricing Gap
                                          ---------------------------------

                     Month 3       Month 6      Month 12      Month 24       Month 36      Month 60        Long Term
                     -------       -------      --------      --------       --------      --------        ---------
                                                          (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
  Gap ($'s)            78,678        59,069       40,192         33,815       (48,483)      (76,087)         36,162
% of Total
  Assets                 17.8%         13.4%         9.1%           7.7%        -11.0%        -17.3%            8.2%
Base Case Up 100 bp
-------------------
Cummulative
  Gap ($'s)            78,916        59,518       43,907         43,405       (29,929)      (53,957)         36,162
% of Total
  Assets                 17.9%         13.5%        10.0%           9.8%         -6.8%        -12.2%            8.2%

Cummulative
  Gap ($'s)           124,420       132,478      162,733        168,056        91,811        59,658          36,162
% of Total
  Assets                 28.2%         30.0%        36.9%          38.1%         20.8%         13.5%            8.2%
Base Case Down 100 bp
---------------------
Cummulative
  Gap ($'s)           127,552       136,992      168,472        174,571        98,748        65,666          36,162
% of Total
  Assets                 28.9%         31.1%        38.2%          39.6%         22.4%         14.9%            8.2%
Base Case Down 200 bp
---------------------
Cummulative
  Gap ($'s)           130,806       142,327      174,294        180,687       103,700        66,791          36,162
% of Total
  Assets                 29.7%         32.3%        39.5%          41.0%         23.5%         15.1%            8.2%

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

         The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2007. This analysis was done assuming that the interest-earning assets will average approximately $411 million over a projected twelve month period for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at December 31, 2007.

                   Analysis of Sensitivity to Changes in Market Interest Rates
                   -----------------------------------------------------------

                                 ------------------------------------------------------------------
                                              Modeled Change in Market Interest Rates
                                 ------------------------------------------------------------------
Estimated impact on:                -200          -100            0           +100         +200
--------------------             ----------    ----------    ----------    ----------    ----------
 Change in net interest income       -33.6%        -15.6%                         7.2%         11.1%

 Return on average equity              6.78%         9.85%        12.44%        13.62%        14.23%

 Return on average assets              0.51%         0.75%         0.96%         1.06%         1.11%

 Market value of equity (in
    thousands)                   $   25,229    $   29,958    $   31,435    $   28,248    $   14,962


         The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2007.

                            Anticipated Transactions
         ---------------------------------------------------------
                                            (Dollars in Thousands)
         Undisbursed construction and
             land development loans
               Fixed rate                         $    6,055
                                                        8.22%

               Adjustable rate                    $    6,403
                                                        8.03%

         Undisbursed lines of credit
               Adjustable rate                    $    5,687
                                                        8.38%

         Loan origination commitments
               Fixed rate                         $       22
                                                        6.50%

         Letters of credit
               Adjustable rate                    $      277
                                                        8.25%
                                                  ----------

                                                  $   18,444
                                                  ==========

         In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2007, the Savings Bank had six performance standby letters of credit outstanding totaling approximately $277 thousand. All letters of credit are secured by developed property. Four of the letters of credit will mature within twelve months, and two will mature within twenty four months. In the event that the obligor is unable to perform its obligations as specified in the standby letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the standby letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund this contingent obligation.

ITEM 4.  CONTROLS AND PROCEDURES

         Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

         (a) Our management evaluated, with the participation of our Chief Executive Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         (a)  Not applicable.

         (b)  Not applicable.

         (c) The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended December 31, 2007.

         ----------------------------------------------------------------------------------------------------
                                         ISSUER PURCHASES OF EQUITY SECURITIES
         ----------------------------------------------------------------------------------------------------
                                                                      Total Number of       Maximum Number of
                                    Total                            Shares Purchased      Shares that May Yet
                                  Number of                         as Part of Publicly      Be Repurchased
                                   Shares        Average Price      Announced Plans or     Under the Plans or
                   Period         Purchased   Paid per Share ($)       Programs (1)            Programs (2)
         ----------------------------------------------------------------------------------------------------
         10/01/07 - 10/31/07             --                 0.00                   --                113,320
         ----------------------------------------------------------------------------------------------------
         11/01/07 - 11/30/07         10,486                16.15               10,486                102,834
         ----------------------------------------------------------------------------------------------------
         12/01/07 - 12/31/07             --                 0.00                   --                102,834
         ----------------------------------------------------------------------------------------------------
              Total                  10,486                16.15               10,486                102,834
         ----------------------------------------------------------------------------------------------------

--------------------

         (1) All shares indicated were purchased under the Company's Ninth Stock Repurchase Program.
         (2) Ninth Stock Repurchase Program
                  (a) Announced August 14, 2007.
                  (b) 125,000 common shares approved for repurchase.
                  (c) No fixed date of expiration.
                  (d) This   program  has not  expired  and has  102,834  shares
                      remaining to be repurchased at December 31, 2007.
                  (e) Not applicable.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The results of the stockholder vote at the 2007 Annual Meeting of Stockholders held on October 30, 2007 were previously reported.

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



                                           WVS FINANCIAL CORP.



         February 07, 2008          BY:    /s/ David J. Bursic
                                           -------------------------------------
         Date                              David J. Bursic
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


         February 07, 2008          BY:    /s/ Keith A. Simpson
                                           -------------------------------------
         Date                              Keith A. Simpson
                                           Vice-President, Treasurer and Chief
                                           Accounting Officer
                                           (Principal Accounting Officer)