Form 10-Q
period 2008-03-31
WVS FINANCIAL CORP
filed 2008-05-09
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                     25-1710500
----------------------------------------            ----------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification Number)

           9001 Perry Highway
        Pittsburgh, Pennsylvania                               15237
----------------------------------------            ----------------------------
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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]                     Accelerated filer [ ]
Non-accelerated filer   [ ]                     Smaller reporting company [X]
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
YES [ ]   NO [X]

         Shares outstanding as of May 01, 2008: 2,225,676 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.         Financial Information                                    Page
-------         ---------------------                                    ----

Item 1.         Financial Statements

                Consolidated Balance Sheet as of
                March 31, 2008 and June 30, 2007
                (Unaudited)                                                3

                Consolidated Statement of Income
                for the Three and Nine Months Ended
                March 31, 2008 and 2007 (Unaudited)                        4

                Consolidated Statement of Changes in
                Stockholders' Equity for the Nine Months
                Ended March 31, 2008 (Unaudited)                           5

                Consolidated Statement of Cash Flows
                for the Nine Months Ended March 31,
                2008 and 2007 (Unaudited)                                  6

                Notes to Unaudited Consolidated
                Financial Statements                                       8

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations for the Three and Nine Months
                Ended March 31, 2008                                      11

Item 3.         Quantitative and Qualitative Disclosures
                about Market Risk                                         18

Item 4.         Controls and Procedures                                   25

Item 4T.        Controls and Procedures                                   25

PART II.        Other Information                                        Page
--------        -----------------                                        ----

Item 1.         Legal Proceedings                                         26
Item 1A.        Risk Factors                                              26
Item 2.         Unregistered Sales of Equity Securities and
                Use of Proceeds                                           26
Item 3.         Defaults Upon Senior Securities                           26
Item 4.         Submission of Matters to a Vote of Security Holders       26
Item 5.         Other Information                                         27
Item 6.         Exhibits                                                  27
                Signatures                                                28


                                  WVS FINANCIAL CORP. AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEET
                                             (UNAUDITED)
                                           (In thousands)
                                                                    March 31, 2008     June 30, 2007
                                                                   ---------------    ---------------
          Assets
          ------
Cash and due from banks                                            $           518    $           630
Interest-earning demand deposits                                             1,393              2,045
                                                                   ---------------    ---------------
Total cash and cash equivalents                                              1,911              2,675
Certificates of deposit                                                      7,221                 --
Investment securities available-for-sale (amortized cost of
   $25,418 and $8,957)                                                      25,421              8,933
Investment securities held-to-maturity (market value of
   $121,981 and $201,510)                                                  119,806            202,664
Mortgage-backed securities available-for-sale (amortized cost of
   $2,111 and $2,186)                                                        2,232              2,246
Mortgage-backed securities held-to-maturity (market value of
   $207,549 and $119,646)                                                  208,926            119,271
Net loans receivable (allowance for loan losses of $978 and
   $986)                                                                    57,485             60,350
Accrued interest receivable                                                  2,219              3,714
Federal Home Loan Bank stock, at cost                                       11,670              6,340
Premises and equipment                                                         796                813
Other assets                                                                 1,125              1,070
                                                                   ---------------    ---------------
          TOTAL ASSETS                                             $       438,812    $       408,076
                                                                   ===============    ===============

          Liabilities and Stockholders' Equity
          ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                   $        12,012    $        12,363
   NOW accounts                                                             17,371             18,741
   Savings accounts                                                         30,346             32,937
   Money market accounts                                                    23,251             20,146
   Certificates of deposit                                                  67,869             74,177
   Advance payments by borrowers for taxes and insurance                       727              1,013
                                                                   ---------------    ---------------
    Total savings deposits                                                 151,576            159,377
Federal Home Loan Bank advances: long-term                                 135,579            130,579
Federal Home Loan Bank advances: short-term                                114,325                 --
Other short-term borrowings                                                     --             82,950
Accrued interest payable                                                     1,701              1,669
Other liabilities                                                            3,741              2,208
                                                                   ---------------    ---------------
     TOTAL LIABILITIES                                             $       406,922    $       376,783
                                                                   ---------------    ---------------

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   Outstanding                                                     $            --    $            --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
     3,804,533 and 3,790,336 shares issued                                      38                 38
Additional paid-in capital                                                  21,360             21,137
Treasury stock: 1,570,916 and 1,471,481 shares at cost,
    Respectively                                                           (23,914)           (22,286)
Retained earnings, substantially restricted                                 34,330             32,382
Accumulated other comprehensive income                                          77                 23
Unallocated shares - Recognition and Retention Plans                            (1)                (1)
                                                                   ---------------    ---------------
     TOTAL STOCKHOLDERS' EQUITY                                    $        31,890    $        31,293
                                                                   ---------------    ---------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $       438,812    $       408,076
                                                                   ===============    ===============

               See accompanying notes to unaudited consolidated financial statements.

                                  WVS FINANCIAL CORP. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENT OF INCOME
                                             (UNAUDITED)
                                (In thousands, except per share data)

                                                    Three Months Ended           Nine Months Ended
                                                        March 31,                    March 31,
                                               --------------------------   --------------------------
                                                  2008            2007         2008            2007
                                               -----------    -----------   -----------    -----------
INTEREST AND DIVIDEND INCOME:
     Loans                                     $     1,077    $     1,120   $     3,308    $     3,218
     Investment securities                           2,245          2,708         8,596          8,135
     Mortgage-backed securities                      2,231          2,110         6,457          6,766
     Certificates of deposit                            17             --            18             --
     Interest-earning deposits with other
         institutions                                    1              2             3              7
     Federal Home Loan Bank stock                      119            111           342            274
                                               -----------    -----------   -----------    -----------
          Total interest and dividend income         5,690          6,051        18,724         18,400
                                               -----------    -----------   -----------    -----------

INTEREST EXPENSE:
     Deposits                                          948          1,054         3,143          3,068
     Federal Home Loan Bank advances                 2,374          1,829         7,133          5,932
     Other short-term borrowings                       278            984         1,723          3,227
                                               -----------    -----------   -----------    -----------
          Total interest expense                     3,600          3,867        11,999         12,227
                                               -----------    -----------   -----------    -----------

NET INTEREST INCOME                                  2,090          2,184         6,725          6,173
PROVISION (RECOVERY) FOR LOAN LOSSES                   (57)            34           (64)            25
                                               -----------    -----------   -----------    -----------
NET INTEREST INCOME AFTER PROVISION
   (RECOVERY) FOR LOAN LOSSES                        2,147          2,150         6,789          6,148
                                               -----------    -----------   -----------    -----------

NON-INTEREST INCOME:
     Service charges on deposits                        80             86           249            267
     Investment securities gains                        --             --             1             --
     Other                                              58             66           190            198
                                               -----------    -----------   -----------    -----------
          Total non-interest income                    138            152           440            465
                                               -----------    -----------   -----------    -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                    520            499         1,545          1,483
     Occupancy and equipment                            88             94           264            289
     Data processing                                    63             63           190            190
     Correspondent bank service charges                 26             25            76             90
     Other                                             151            151           670            573
                                               -----------    -----------   -----------    -----------
          Total non-interest expense                   848            832         2,745          2,625
                                               -----------    -----------   -----------    -----------

INCOME BEFORE INCOME TAXES                           1,437          1,470         4,484          3,988
INCOME TAXES                                           475            515         1,450          1,291
                                               -----------    -----------   -----------    -----------
NET INCOME                                     $       962    $       955   $     3,034    $     2,697
                                               ===========    ===========   ===========    ===========

EARNINGS PER SHARE:
     Basic                                     $      0.43    $      0.41   $      1.34    $      1.16
     Diluted                                   $      0.43    $      0.41   $      1.34    $      1.16

AVERAGE SHARES OUTSTANDING:
     Basic                                       2,238,670      2,322,962     2,261,324      2,320,227
     Diluted                                     2,238,758      2,324,278     2,261,724      2,322,059

               See accompanying notes to unaudited consolidated financial statements.

                                             WVS FINANCIAL CORP. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        (UNAUDITED)
                                                       (In thousands)

                                                                                     Accumulated
                                                                          Retained      Other
                                               Additional                 Earnings      Compre-   Unallocated
                                  Common        Paid-In     Treasury   Substantially    hensive   Shares Held
                                   Stock        Capital       Stock      Restricted     Income       by RRP        Total
                                   -----        -------       -----      ----------     ------       ------        -----
Balance at June 30, 2007         $       38   $   21,137   $  (22,286)   $   32,382   $       23   $       (1)   $   31,293

Comprehensive income:

   Net Income                                                                 3,034                                   3,034
   Other comprehensive
     income:
      Change in unrealized
          holding gains on
          securities, net of
          income tax effect of
          $28                                                                                 54                         54
                                                                                                                 ----------

Comprehensive income                                                                                                  3,088

Purchase of 99,435 shares
   for treasury stock                                          (1,628)                                               (1,628)

Exercise of 14,197 stock
   options                               --          219                                                                219

Cash dividends declared
   ($0.48 per share)                                                         (1,086)                                 (1,086)
Other, net                                             4                                                                  4
                                 ----------   ----------   ----------    ----------   ----------   ----------    ----------

Balance at March 31, 2008        $       38   $   21,360   $  (23,914)   $   34,330   $       77   $       (1)   $   31,890
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

                                 WVS FINANCIAL CORP. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)
                                          (In thousands)

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                            ----------------------
                                                                               2008         2007
                                                                            ---------    ---------
OPERATING ACTIVITIES

Net income                                                                  $   3,034    $   2,697
Adjustments to reconcile net income to cash provided by operating activities:
  (Recovery) Provision for loan losses                                            (64)          25
   Depreciation                                                                    94          105
   Investment securities gains                                                     (1)          --
   Amortization of discounts, premiums and deferred loan fees                    (273)        (143)
   Accretion of discounts - commercial paper                                     (712)         (13)
   Increase in accrued and deferred taxes                                         428          379
   Decrease (Increase) in accrued interest receivable                           1,495         (154)
   Increase in accrued interest payable                                            32          238
   Other, net                                                                      98           60
                                                                            ---------    ---------
         Net cash provided by operating activities                              4,131        3,194
                                                                            ---------    ---------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments securities                                       (138,620)      (3,992)
   Proceeds from repayments of investments and mortgage-backed securities     122,603        8,032
   Proceeds from sale of mortgage-backed securities                                49           --
Held-to-maturity:
   Purchases of investment securities                                         (43,030)     (91,303)
   Purchases of mortgage-backed securities                                   (103,353)      (4,998)
   Proceeds from repayments of investments                                    126,313       98,943
   Proceeds from repayments of mortgage-backed securities                      13,643       30,101
   Proceeds from sale of investments and mortgage-backed securities               216           --
Purchases of certificates of deposit                                           (7,221)          --
Decrease (increase) in net loans receivable                                     2,904       (4,886)
Purchase of Federal Home Loan Bank stock                                      (18,841)      (4,063)
Redemption of Federal Home Loan Bank stock                                     13,511        5,423
Acquisition of premises and equipment                                             (77)         (83)
Other, net                                                                          3           --
                                                                            ---------    ---------
         Net cash provided by (used for) investing activities                 (31,900)      33,174
                                                                            ---------    ---------



                               WVS FINANCIAL CORP. AND SUBSIDIARY
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)
                                         (In thousands)

                                                                          Nine Months Ended
                                                                              March 31,
                                                                        ----------------------
                                                                          2008          2007
                                                                        ---------    ---------
FINANCING ACTIVITIES

Net decrease in transaction and savings accounts                             (281)        (676)
Net (decrease) increase in certificates of deposit                         (6,308)       6,602
Net increase (decrease) in FHLB short-term advances                       114,325      (23,150)
Net decrease in other borrowings                                          (82,950)     (11,548)
Proceeds from Federal Home Loan Bank long-term advances                    10,000           --
Repayments of Federal Home Loan Bank long-term advances                    (5,000)      (5,000)
Net decrease in advance payments by borrowers for taxes and insurance        (286)        (279)
Cash dividends paid                                                        (1,086)      (1,114)
Funds used for purchase of treasury stock                                  (1,628)        (534)
Net proceeds from exercise of stock options                                   219          256
                                                                        ---------    ---------
         Net cash provided by (used for) financing activities              27,005      (35,443)
                                                                        ---------    ---------

         (Decrease) increase in cash and cash equivalents                    (764)         925

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                        2,675        1,196
                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                          $   1,911    $   2,121
                                                                        =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                      $  11,967    $  11,989
      Income taxes                                                      $   1,048    $     920

   Non cash items:
      Due to Federal Reserve Bank                                       $   1,520    $   1,062
      Educational Improvement Tax Credit                                $     135    $      42


            See accompanying notes to unaudited consolidated financial statements.


                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments
(consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

         In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

3.       EARNINGS PER SHARE
         ------------------

         The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.


                                           Three Months Ended           Nine Months Ended
                                                March 31,                   March 31,
                                        ------------------------    ------------------------
                                           2008          2007          2008          2007
                                        ----------    ----------    ----------    ----------
Weighted average common shares
   outstanding                           3,804,121     3,785,629     3,797,081     3,775,025

Average treasury stock shares           (1,565,451)   (1,462,667)   (1,535,757)   (1,454,798)
                                        ----------    ----------    ----------    ----------
Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                             2,238,670     2,322,962     2,261,324     2,320,227

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings per
   share                                        88         1,316           400         1,832
                                        ----------    ----------    ----------    ----------

Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                             2,238,758     2,324,278     2,261,724     2,322,059
                                        ==========    ==========    ==========    ==========

         All options at March 31, 2008 and March 31, 2007 were included in the computation of diluted earnings per share.

4.       STOCK BASED COMPENSATION DISCLOSURE
         -----------------------------------

         The Company accounts for stock-based compensation in accordance with Financial Accounting Standard (FAS) No. 123R. FAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. The Company did not have any non-vested stock options outstanding during the periods ended March 31, 2008 and 2007. There were no options issued during the periods ended March 31, 2008 and 2007.

5.       COMPREHENSIVE INCOME
         --------------------

         Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

                                            Three Months Ended                          Nine Months Ended
                                                March 31,                                   March 31,
                                -----------------------------------------   -----------------------------------------
                                        2008                  2007                  2008                 2007
                                -------------------   -------------------   -------------------   -------------------
                                                                (Dollars in Thousands)

Net income                                 $    962              $    955              $  3,034              $  2,697
Other comprehensive
  income:
  Unrealized gains
   on available
   for sale
   securities                   $     24              $      6              $     83              $     24
       Less:
          Reclassification
          adjustment for gain
          included in net
          income                      --                    --                    (1)                   --
                                --------   --------   --------   --------   --------   --------   --------   --------
Other comprehensive
   gain before tax                               24                     6                    82                    24
Income tax expense
 related to other
 comprehensive income                             8                     2                    28                     8
                                           --------              --------              --------              --------
Other comprehensive gain
   net of tax                                    16                     4                    54                    16
                                           --------              --------              --------              --------
Comprehensive income                       $    978              $    959              $  3,088              $  2,713
                                           ========              ========              ========              ========

                                       10

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008

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

         West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2008.

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


FINANCIAL CONDITION

         The Company's assets totaled $438.8 million at March 31, 2008, as compared to $408.1 million at June 30, 2007. The $30.7 million or 7.5% increase in total assets was primarily comprised of a $89.6 million or 73.8% increase in mortgage-backed securities, a $16.5 million or 184.6% increase in investments securities available for sale, a $7.2 million or 100.0% increase in certificates of deposit and a $5.3 million or 84.1% increase in Federal Home Loan Bank ("FHLB") stock, which were partially offset by a $82.9 million or 40.9% decrease in investment securities - held to maturity, a $2.9 million or 4.7% decrease in net loans receivable, a $1.5 million or 40.3% decrease in accrued interest receivable and a $764 thousand or 28.6% decrease in cash and cash equivalents. The increase in mortgage-backed securities was primarily attributable to purchases of U.S. Government agency floating rate collateralized mortgage obligations. The increase in investment securities - available for sale was comprised of purchases of short-term investment grade commercial paper. The increase in certificates of deposit was attributable to investments in bank certificates of deposit. The increase in FHLB stock was attributable to higher levels of FHLB borrowings and associated FHLB stock purchase requirements. The decrease in investment securities - held to maturity was primarily attributable to $118.2 million of issuer redemptions prior to maturity (i.e. calls) of fixed rate, fixed to floating rate and step-up U.S. Government agency bonds which were partially offset by purchases of $21.9 million of intermediate term U.S. Government agency bonds and $21.1 million of investment grade corporate bonds. See "Asset and Liability Management".

         The Company's total liabilities increased $30.1 million or 8.0% to $406.9 million as of March 31, 2008 from $376.8 million as of June 30, 2007. The $30.1 million increase in total liabilities was primarily comprised of a $114.3 million or 100.0% increase in short-term FHLB advances, a $5.0 million or 3.8% increase in long-term FHLB advances and a $1.5 million or 69.4% increase in other liabilities, which were partially offset by a $82.9 million or 100.0% decrease in other short-term borrowings and a $7.8 million or 4.9% decrease in total savings deposits. The respective changes in short-term borrowings were primarily due to more competitive FHLB pricing in contrast to the short-term repurchase agreement market. Certificates of deposit decreased $6.3 million, savings accounts decreased $2.6 million, demand deposits decreased $1.7 million and advance payments by borrowers for taxes and insurance decreased $286 thousand, while money market accounts increased $3.1 million. The decrease in certificates of deposits was primarily due to the maturity of accounts held by local governments. The change in money market accounts may be in response to lower market yields on certificates of deposit and increased liquidity preferences by depositors in response to unsettled financial markets. Management believes that the changes in savings accounts and advance payments by borrowers for taxes and insurance were primarily attributable to seasonal payments of county, local and school real estate taxes, and transactional needs. The change in other liabilities is primarily attributable to increases in clearing balances due to the Federal Reserve and accrued income taxes payable.

         Total stockholders' equity increased $597 thousand or 1.9% to $31.9 million as of March 31, 2008, from approximately $31.3 million as of June 30, 2007. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $1.6 million and $1.1 million, respectively, which were more than offset by net income of $3.0 million, a $219 thousand increase in additional paid in capital primarily from the exercise of stock options and a $54 thousand increase in accumulated other comprehensive income for the nine months ended March 31, 2008.


RESULTS OF OPERATIONS

         General. WVS reported net income of $962 thousand or $0.43 diluted earnings per share and $3.0 million or $1.34 diluted earnings per share for the three and nine months ended March 31, 2008, respectively. Net income increased by $7 thousand or 0.7% and diluted earnings per share increased $0.02 or 4.9% for the three months ended March 31, 2008, when compared to the same period in 2007. The increase in net income was primarily attributable to a $91 thousand change in the provision for loan losses and a $40 thousand decrease in income tax expense which were partially offset by a $94 thousand decrease in net interest income, a $16 thousand increase in non-interest expense and a $14 thousand decrease in non-interest income. For the nine months ended March 31, 2008, net income increased $337 thousand or 12.5% and diluted earnings per share increased $0.18 or 15.5% when compared to the same period in 2007. The increase for the nine month period was primarily the result of a $552 thousand increase in net interest income, and a $89 thousand change in provisions for loan losses, which were partially offset by a $159 thousand increase in income tax expense, a $120 thousand increase in non-interest expense and a $25 thousand decrease in non-interest income.

         Net Interest Income. The Company's net interest income decreased by $94 thousand or 4.3% for the three months ended March 31, 2008, and increased $552 thousand or 8.9% for the nine months ended March 31, 2008, when compared to the same periods in 2007. For the three months ended March 31, 2008, approximately $199 thousand of the decrease in net interest income can be attributed to the impact of changing market interest rates on interest-earning assets and interest-bearing liabilities, which was offset by approximately $105 thousand increase in net interest income due to increases in average balances of interest-earning asset and interest-bearing liabilities. For the nine months ended March 31, 2008, approximately $292 thousand or 52.9% of the increase in net interest income can be attributed to increases in average balances outstanding of interest-earning assets and interest-bearing liabilities, while the remaining $260 thousand or 47.1% of the increase can be attributed to the impact of changing market interest rates on interest-earning assets and interest-bearing liabilities.

         During the nine months ended March 31, 2008, the Federal Open Market Committee (FOMC) reduced its targeted federal funds level from 5.25% at June 30, 2007 to 2.25% at March 31, 2008. During the six months ending March 31, 2008 the Company also observed a marked upward deviation in the three-month LIBOR as compared to the U.S. federal funds rate. Market participants attributed this upward deviation to liquidity imbalances in LIBOR markets. During this anomalous period the Company benefited by earning a higher than anticipated yield on its LIBOR floating rate CMO portfolio, while enjoying lower costs of short-term funding which were more closely aligned with the targeted federal funds rate. See also Asset and Liability Management.

         Interest Income. Interest on investment securities decreased by $463 thousand or 17.1% and increased $461 thousand or 5.7% for the three and nine months ended March 31, 2008, respectively, when compared to the same periods in 2007. The decrease for the three months ended March 31, 2008, was primarily attributable to a $843 thousand decrease in interest income on U.S. Government Agency bonds, (principally due to issuer redemptions of securities prior to scheduled maturities), a $26 thousand decrease in interest income on tax-free municipal bonds and a $2 thousand decrease in interest earned on other investment securities, which were partially offset by a $217 thousand increase in income on commercial paper and a $191 thousand increase in income on corporate bonds. The changes in interest income on the various segments of the investment portfolio are primarily attributable to change in the average balances of the respective segments. The increase for the nine months ended March 31, 2008 was primarily attributable to a $714 thousand increase in income on commercial paper and a $218 thousand increase in income on corporate bonds, which were partially offset by a $400 thousand decrease in income on U.S. government agency bonds, a $58 thousand decrease in income on tax-free municipal bonds and a $5 thousand decrease in income on other investment securities. The increase in income on commercial paper and corporate bonds was primarily attributable to increases in average balances, while the decrease in income on the U.S. government agency bonds was attributable to a decrease in the average balance due to issuer redemptions of securities prior to scheduled maturities which was partially offset by an increase in the weighted average yield earned on the remaining U.S. government agency bonds held in the portfolio.

         Interest on net loans receivable decreased $43 thousand or 3.8% for the three months ended March 31, 2008, and increased $90 thousand or 2.8% for the nine months ended March 31, 2008, respectively, when compared to the same periods in 2007. The decrease for the three months ended March 31, 2008 was primarily attributable to a decrease of 29 basis points in the weighted average yield earned on net loans receivable for the three months ended March 31, 2008, when compared to the same period in 2007. The increase for the nine months ended March 31, 2008 was attributable to a $1.6 million increase in the average balance of net loans receivable outstanding, when compared to the same period in 2007. The decrease in the weighted average yield earned on net loans receivable for the three months ended March 31, 2008, was primarily attributable to rate reductions on the adjustable rate portion of the loan portfolio due to lower market rates on which the adjustments are based. The increase in the average loan balance outstanding for the nine months ended March 31, 2008 was attributable in part to increases in new loan originations among construction and commercial loan products. The Company has limited its portfolio origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

         Interest on mortgage-backed securities increased $121 thousand or 5.7% for the three months ended March 31, 2008, and decreased $309 thousand or 4.6%
for the nine months ended March 31, 2008, respectively, when compared to the same periods in 2007. The increase for the three months ended March 31, 2008 was primarily attributable to a $55.0 million increase in the average balance of U.S. government agency mortgage-backed securities outstanding for the period, which was partially offset by a 130 basis point decrease in the weighted average yield earned on U.S. government agency mortgage-backed securities, a 173 basis point decrease in the weighted-average yield earned on private label mortgage-backed securities, and a $4.5 million decrease on the average balance outstanding of private label mortgage-backed securities for the three months ended March 31, 2008, when compared to the same period in 2007. The decrease for the nine months ended March 31, 2008, was attributable to a 62 basis point decrease in the weighted average yield earned on U.S. government mortgage-backed securities, a 69 basis point decrease in the weighted average yield earned on private label mortgage-backed securities and a $6.3 million decrease in the average balance outstanding of private label mortgage-backed securities, which were partially offset by a $15.6 million increase in the average balance outstanding of U.S. government agency mortgage-backed securities, when compared to the same period in 2007. The decrease in the weighted average yield earned on mortgage-backed securities was consistent with lower market interest rates for the three and nine months ended March 31, 2008. The increase in the average balances of U.S. government agency mortgage-backed securities during the three and nine months ended March 31, 2008 was primarily attributable to purchases of floating rate U.S. government agency mortgage-backed securities during the period, while the decrease in average balances of private label mortgage-backed securities for the three and nine months ended March 31, 2008 reflects principal paydowns during the period. All mortgage-backed securities purchased during both periods were guaranteed by agencies of the U.S. government.

         Dividends on FHLB stock increased $8 thousand or 7.2% and $68 thousand or 24.8% for the three and nine months ended March 31, 2008, respectively, when compared to the same periods in 2007. The increase for the three months ended March 31, 2008 was attributable to a $3.3 million increase in the average balance of FHLB stock which was partially offset by a 198 basis point decrease in the yield earned on FHLB stock held when compared to the same period in 2007. The increase for the nine months ended March 31, 2008 was attributable to a $2.3 million increase in the average balance of FHLB stock held, which was partially offset by a 31 basis point decrease in the average yield earned on FHLB stock held when compared to the same period in 2007. The increase in average balances of FHLB stock held resulted from higher levels of FHLB borrowings which necessitated purchases of the FHLB stock.

         During the three months ended March 31, 2008, the Company began investing in FDIC insured bank certificates of deposit. Income during the three months ended March 31, 2008 totaled approximately $17 thousand dollars. The certificates ranged in maturity terms from five to twenty-four months.

         Interest Expense. Interest paid on FHLB advances increased $545 thousand or 29.8% and $1.2 million or 20.2% for the three and nine months ended March 31, 2008, respectively, when compared to the same periods in 2007. The increase for the three months ended March 31, 2008 was attributable to a $69.4 million increase in the average balance of FHLB short-term advances and a $2.0 million increase in the average balance of FHLB long-term advances, which were partially offset by a 2 basis point decrease in rates paid on FHLB long-term advances and a 272 basis point decrease in rates paid on FHLB short-term advances when compared to the same period in 2007. The increase for the nine months ended March 31, 2008 was attributable to $42.5 million increase in the average balances of FHLB short-term advances and a $726 thousand increase in the average balance of FHLB long-term advances which were partially offset by a 125 basis point decrease in rates paid on FHLB short-term advances and a 6 basis point decrease in rates paid on FHLB long-term advances. The increases in the average balances of FHLB short-term advances were primarily used to repay other short-term borrowings, while the decreases in rates paid reflect lower short-term market interest rates.

         Interest paid on other borrowings decreased $706 thousand or 71.7% and $1.5 million or 46.6% for the three and nine months ended March 31, 2008, respectively, when compared to the same periods in 2007. The decrease for the three months ended March 31, 2008 was attributable to a $46.5 million decrease in the average balances of other borrowings and a 127 basis point decrease in rates paid for the period. The decrease for the nine months ended March 31, 2008 was attributable to a $32.0 million decrease in the average balance of other borrowings and a 57 basis point decrease in rates paid for the period. The decrease in rates paid were consistent with the decreases in short-term market interest rates for both periods. The decrease in average balances of other borrowings is attributable to more favorable short-term borrowing rates offered by the FHLB.

         Interest expense on deposits and escrows decreased $106 thousand or 10.1% for the three months ended March 31, 2008, and increased $75 thousand or 2.4% for the nine months ended March 31, 2008, respectively, when compared to the same periods in 2007. The decrease in interest expense on deposits for the three months ended March 31, 2008 was primarily attributable to a $5.0 million decrease in the average balance of time deposits, a 92 basis point decrease in the weighted average rate paid on money markets, and a 25 basis point decrease in the weighted average rate paid on time deposits, which were partially offset by a $5.9 million increase in the average balance of money markets for the three months ended March 31, 2008, when compared to the same period in 2007. The increase for the nine months ended March 31, 2008 was primarily attributable to a $4.8 million increase in the average balance of money markets, and a 12 basis point increase in the weighted average rates paid on time deposits, which were partially offset by a $1.6 million decrease in the average balance of time deposits, a 27 basis point decrease in the weighted average rate paid on money markets, and a $3.2 million decrease in the average balance of savings accounts, when compared to the same period in 2007. The decrease in average balances of time deposits reflects maturities of time deposits for local governments, while the decrease in average yield on the money markets reflect lower market rates for the three and nine months ended March 31, 2008.

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

         The Company recorded a recovery for loan losses of $57 thousand for the three months ended March 31, 2008 compared to a provision for loan losses of $34 thousand for the same period in 2007. The $91 thousand change during the quarter ended March 31, 2008 was primarily due to slightly lower levels of non-accrual loans and a $55 thousand recovery on a previously charged-off commercial real estate loan. For the nine months ended March 31, 2008, the Company recorded a recovery of $64 thousand compared to a provision of $25 thousand for the same period in 2007. At March 31, 2008, the Company's total allowance for loan losses amounted to $978 thousand or 1.7% of the Company's total loan portfolio, as compared to $986 thousand or 1.6% at June 30, 2007.

         Non-Interest Income. Non-interest income decreased by $14 thousand or 9.2% and $25 thousand or 5.4% for the three and nine months ended March 31, 2008, respectively, when compared to the same periods in 2007. The decreases were primarily attributable to lower levels of service charges on deposit accounts.

         Non-Interest Expense. Non-interest expense increased $16 thousand or 1.9% and $120 thousand or 4.6% for the three and nine months ended March 31, 2008, respectively, when compared to the same periods in 2007. The increase for the three months ended March 31, 2008 was principally attributable to a $21 thousand increase in payroll and benefit related costs, which were partially offset by a $6 thousand decrease in occupancy and equipment costs when compared to the same period in 2007. The increase for the nine months ended March 31, 2008 was primarily attributable to a $103 thousand increase in charitable contributions eligible for Pennsylvania Tax credits and a $62 thousand increase in payroll and benefit related costs which were partially offset by a $25 thousand decrease in occupancy and equipment costs and a $14 thousand decrease in correspondent bank service charges when compared to the same period in 2007.

         Income Tax Expense. Income tax expense decreased $40 thousand or 7.8% for the three months ended March 31, 2008 and increased $159 thousand or 12.3% for the nine months ended March 31, 2008, respectively, when compared to the same periods in 2007. The decrease for the three months ended March 31, 2008 was primarily due to lower levels of taxable income, while the increase for the nine months ended March 31, 2008 was attributable to higher levels of taxable income when compared to the same periods in 2007.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $4.1 million during the nine months ended March 31, 2008. Net cash provided by operating activities was primarily comprised of $3.0 million of net income, a $1.5 million decrease in accrued interest receivable, a $428 increase in accrued and deferred income taxes and $94 thousand in fixed asset depreciation, which were partially offset by $712 thousand in accretion of discounts on commercial paper and $273 thousand in amortization of discounts, premiums and deferred loan fees.

         Funds used for investing activities totaled $31.9 million during the nine months ended March 31, 2008. Primary uses of funds during the nine months ended March 31, 2008, included purchases of investment securities, mortgage-backed securities, FHLB stock and certificates of deposit totaling $181.7 million, $103.4 million, $18.8 million and $7.2 million, respectively, which were partially offset by maturities and repayments of investments, mortgage-backed securities and FHLB stock totaling $248.9 million, $13.7 million and $13.5 million, respectively, a $2.9 million decrease in net loans receivable and $265 thousand from the sale of mortgage-backed securities. Short-term investment grade commercial paper purchases, included in investment securities available for sale, totaled $138.6 million; and maturities of short-term commercial paper totaled $129.1 million.

         Funds provided by financing activities totaled $27.0 million for the nine months ended March 31, 2008. The primary sources included a $114.3 million increase in short-term FHLB advances and a $5.0 million increase in long-term FHLB advances which were partially offset by a $82.9 million decrease in other short-term borrowings, a $7.8 million decrease in deposits, $1.6 million in treasury stock purchases and $1.1 million in cash dividends paid on the Company's common stock. The decrease in other short-term borrowings reflects lower short-term rates available through the Federal Home Loan Bank. The $7.8 million decrease in total deposits consisted of a $6.3 million decrease in time deposits primarily due to the maturity of cash management time deposits held by local county governments, a $2.6 million decrease in passbook accounts, a $1.7 decrease in demand deposits and a $286 thousand decrease in mortgage escrow accounts, which were partially offset by a $3.1 million increase in money market deposits. The increase in money market balances may be attributable to lower market yields on certificates of deposits and increased liquidity preferences by depositors in response to unsettled financial markets. The decreases in passbook and escrow accounts were due primarily to the payments of local property taxes by and for customers. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

         The Company's primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. At March 31, 2008, total approved loan commitments outstanding amounted to approximately $554 thousand. At the same date, commitments under unused lines of credit amounted to $5.4 million and the unadvanced portion of construction loans approximated $12.1 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2008 totaled $54.1 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

         On April 29, 2008, the Company's Board of Directors declared a cash dividend of $0.16 per share payable May 22, 2008, to shareholders of record at the close of business on May 12, 2008. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

         As of March 31, 2008, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $31.8 million or 19.0% and $32.8 million or 19.6%, respectively, of total risk-weighted assets, and Tier I leverage capital of $31.8 million or 7.59% of average quarterly assets.

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

         The Company's nonperforming assets at March 31, 2008 totaled approximately $1.6 million or 0.4% of total assets as compared to $1.2 million or 0.3% of total assets at June 30, 2007. Nonperforming assets at March 31, 2008 consisted of: one commercial real estate loan totaling $972 thousand, one speculative construction loan totaling $358 thousand, three single-family real estate loans totaling $229 thousand, two single-family real estate junior liens totaling $41 thousand and two home equity lines of credit totaling $17 thousand. These loans are in various stages of collection activity.

         The $413 thousand increase in nonperforming assets during the nine months ended March 31, 2008 was primarily attributable to the reclassification to non-performing of a $358 thousand speculative construction loan, a $93 thousand single-family real estate loan and two single-family real estate junior liens totaling $41 thousand, which were partially offset by the reclassification of a $76 thousand single-family real estate loan from non-performing to performing, the sale of the single-family real estate owned property with a book value of approximately $2 thousand, and paydowns on non-performing loans of approximately $2 thousand.

         At March 31, 2008, the Company had one previously restructured and non-performing commercial real estate loan to a retirement village located in the North Hills totaling $972 thousand. The Savings Bank's outstanding principal balance totaled $2.0 million at June 30, 2003. During the quarter ended September 30, 2003, the Savings Bank redeemed $388 thousand of participating interests. During the quarter ended December 31, 2003, the Bank sold a forty percent participating interest to another financial institution at par resulting in proceeds totaling $979 thousand. The Savings Bank's outstanding principal balance totaled $972 thousand at June 30, 2007. The Company had recorded interest received on this credit on a cost recovery basis until September 30, 2003 when it began to recognize interest income. During the nine months ended March 31, 2008 the Company received and recognized $34 thousand of interest income. The Company anticipates work-out negotiations on this credit during the next fiscal quarter. At this time, the Company cannot predict the final form or outcome of the work-out negotiations.

         At March 31, 2008, the Company had one previously restructured loan secured by undeveloped land totaling $325 thousand and one previously restructured unsecured loan totaling $24 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, the Company had recorded interest payments received on a cost recovery basis until June 30, 2006 and is now recording interest income.

         During the nine months ended March 31, 2008, approximately $40 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the nine months ended March 31, 2008. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.


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

         During the three months ending March 31, 2008, FOMC participants consistently noted that incoming information pointed to a markedly weaker outlook for consumer spending. The decline in housing had steepened, and consumer outlays appeared to be softening more than anticipated, perhaps indicating some spill over from the housing correction to other components of consumer spending. These developments, together with continued strains in the financial markets, suggested that growth in late 2007 and during 2008 was likely to be much more sluggish than FOMC participants had previously anticipated.

         FOMC participants discussed in detail at their January 2008 meeting the resurgence of stresses in financial markets in November. Performance of mortgage-related assets deteriorated further, increasing the losses being borne by a number of major financial firms. Heightened worries about counterparty credit risk, balance sheet constraints and liquidity pressures affected interbank funding markets and commercial paper markets, where spreads over risk-free rates were, in some cases, higher than those seen in August 2007. Spreads on conforming mortgage products also widened after reports of losses at the housing-related government-sponsored enterprises, depository institutions and other financial intermediaries.

         At their December 2007 meeting, the FOMC voted to establish a temporary Term Auction Facility (TAF). The TAF is to provide term funding to eligible depository institutions through an auction mechanism. Also, the TAF accepts a broader range of collateral than used for open market operations. The Company had no TAF related borrowings during the quarter ended March 31, 2008.

         At their meetings held in January and March 2008, FOMC members voted to reduce the targeted federal funds rate by one hundred twenty-five (125) and seventy-five (75) basis points, respectively. Reductions were also made to the Federal Reserve Discount Rate of one hundred twenty-five (125) and one hundred
(100) basis points, respectively.


         The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at September 30, 2006, December 31, 2006, March
31, 2007,  June 30, 2007,  September  30, 2007,  December 31, 2007 and March 31,
2008. The difference in yields on the two and ten year Treasury's is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

                                                     Yield on:
                                          --------------------------------
                          Targeted           Two (2)           Ten (10)        Shape of Yield
                          Federal             Year               Year              Curve
                           Funds            Treasury           Treasury
                       ---------------    --------------    --------------------------------------
September 30, 2006         5.25%              4.71%             4.64%             Inverted
December 31, 2006          5.25%              4.82%             4.71%             Inverted
March 31, 2007             5.25%              4.58%             4.65%        Slightly Positive
June 30, 2007              5.25%              4.87%             5.03%        Slightly Positive
September 30, 2007         4.75%              3.97%             4.59%       Moderately Positive
December 31, 2007          4.25%              3.05%             4.04%             Positive
March 31, 2008             2.25%              1.62%             3.45%             Positive

         These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and continued high levels of interest rate volatility have impacted prepayments on the Company's loan, investment and mortgage-backed securities portfolios and have caused a marked compression of industry-wide net interest margins. Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the nine months ended March 31, 2008, totaled $16.2 million, $248.9 million and $13.9 million, respectively. Included in the Company's investment repayments are commercial paper maturities totaling $129.1 million.

         The term premium of market interest rates is often used to determine the relative merits of taking an additional interest rate risk and to gauge the market's expectation of future interest rates. Due to changes in the term premium of market interest rates experienced during the nine months ended March 31, 2008 the Company adjusted its asset/liability mix in several ways. Intermediate term callable U.S. Government Agency securities were purchased early on during the quarter ended September 30, 2007. As financial market conditions deteriorated, the Company purchased floating rate U.S. Government Agency collateralized mortgage obligations, short-term investment grade commercial paper and investment grade corporate bonds. With respect to short-term borrowings, the Company replaced broker repurchase agreements ("other short-term borrowings") with FHLB short-term borrowings due to lower borrowing costs at the FHLB.

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

         The Company purchased short-term investment grade commercial paper to earn a favorable financing spread and to provide higher levels of liquidity due to turmoil in the world financial markets. The Company also continued to purchase intermediate term fixed rate callable U. S. Government Agency bonds; and began to purchase investment grade corporate bonds and FDIC insured bank certificates of deposit in order to earn a spread against the Company's various borrowings while limiting interest rate risk within the portfolio. The Company also purchased floating rate U.S. Government Agency collateralized mortgage obligations to provide current income and in response to lower intermediate and long-term market interest rates. Each of the aforementioned strategies also helped to better match the interest-rate and liquidity risks associated with the Savings Bank's customers' liquidity preference for shorter term money market and time deposit products.

         During the quarter ended March 31, 2008, principal investment purchases were comprised of: floating rate collateralized mortgage obligations which reprice monthly - $44.0 million with an original weighted average yield of approximately 5.03%; short-term investment grade commercial paper - $53.2 million with a weighted average yield of 3.62%; fixed rate investment grade corporate bonds - $9.0 million with a weighted average yield of 3.88%. The Company also purchased $7.2 million of FDIC bank insured certificates of deposit with a weighted average yield of 3.53%. Major investment proceeds received during the quarter ended March 31, 2008 were: callable government agency bonds - $60.0 million with a weighted average yield of approximately 5.75%; short-term investment grade commercial paper - $48.5 million with a weighted average yield of approximately 4.55%; mortgage-backed securities - $4.4 million; and tax-free municipal bonds - $1.3 million with a weighted average yield of 3.60%.

         As of March 31, 2008, the implementation of these asset and liability management initiatives resulted in the following:

         1) $208.9 million or 99.0% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were comprised of floating rate instruments that reprice on a monthly basis.
         2) $90.0 million or 61.9% of the Company's investment portfolio was comprised of fixed-rate callable U.S. Government Agency bonds which are callable as follows: 3 months or less - $28.4 million; 3 - 6 months - $34.5 million; 6 - 12 months - $21.1 million; and 1 - 2 years - $6.0 million; These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates.
         3) $24.9 million or 17.1% of the Company's investment portfolio was comprised of investment grade commercial paper with maturities of less than 90 days.
         4) $15.4 million or 10.6% of the Company's investment portfolio consisted of investment grade fixed rate corporate bonds with maturities between three and eighteen months;
         5) $5.7 million or 3.9% of the Company's investment portfolio consisted of investment grade floating rate corporate bonds which will reprice within three months and will mature within nine to fourteen months;
         6) $7.2 million or 1.6% of the Company's total assets consisted of FDIC insured bank certificates of deposit with maturities ranging from five to twenty-four months;
         7) An aggregate of $33.2 million or 57.7% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months; and
         8) The maturity distribution of the Company's borrowings is as follows:
            1 month or less - $114.3 million or 45.8%; 6 - 12 months - $5.5 million or 2.2%; 1 - 3 years - $90.6 million or 36.2%; 3 - 5 years - $22.0 million or 8.8%; and over 5 years - $17.5 million or 7.0%.

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


                                               March 31,           June 30,
                                              ----------   ------------------------
                                                 2008         2007          2006
                                              ----------   ----------    ----------
                                                      (Dollars in Thousands)
Interest-earning assets maturing or           $  387,271   $  206,136    $  273,884
   repricing within one year
Interest-bearing liabilities maturing or
   repricing within one year                     222,819      187,494       194,509
                                              ----------   ----------    ----------


Interest sensitivity gap                      $  164,452   $   18,642    $   79,375
                                              ==========   ==========    ==========

Interest sensitivity gap as a percentage of
   total assets                                    37.48%        4.57%         32.5%
Ratio of assets to liabilities
   maturing or repricing within one year          173.81%      109.94%        175.6%

         During the quarter  ended March 31, 2008,  the Company  managed its one year interest sensitivity gap by: (1) limiting the portfolio origination of long-term fixed rate mortgages; (2) emphasizing loans with shorter-terms or repricing frequencies; (3) purchasing floating rate U.S. Government Agency CMO's which reprice on a monthly basis; and (4) adjusting its investment portfolio to include investment grade fixed and floating rate corporate bonds, (5) higher holdings of short-term investment grade commercial paper, and (6) investing in shorter-term FDIC insured bank certificates of deposit.

         The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at March 31, 2008. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

                                                 Cumulative Stressed Repricing Gap
                                                 ---------------------------------

                      Month 3      Month 6      Month 12      Month 24      Month 36      Month 60        Long Term
                      -------      -------      --------      --------      --------      --------        ---------
                                                          (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
  Gap ($'s)           105,495       92,178        76,092        76,387       (16,528)      (21,126)          33,639
% of Total
  Assets                 24.0%        21.0%         17.3%         17.4%         -3.8%         -4.8%             7.7%
Base Case Up 100 bp
-------------------
Cummulative
  Gap ($'s)           118,023      110,537        94,890       125,732        50,937        29,155           33,639
% of Total
  Assets                 26.9%        25.2%         21.6%         28.7%         11.6%          6.6%             7.7%
Base Case No Change
-------------------
Cummulative
  Gap ($'s)           135,609      158,018       164,452       174,058        81,895        59,616           33,639
% of Total
  Assets                 30.9%        36.0%         37.5%         39.7%         18.7%         13.6%             7.7%
Base Case Down 100 bp
---------------------
Cummulative
  Gap ($'s)           137,270      160,884       169,037       180,528        88,304        63,678           33,639
% of Total
  Assets                 31.3%        36.7%         38.5%         41.1%         20.1%         14.5%             7.7%
Base Case Down 200 bp
---------------------
Cummulative
  Gap ($'s)           137,358      161,007       169,221       180,585        88,358        63,678           33,639
% of Total
  Assets                 31.3%        36.7%         38.6%         41.2%         20.1%         14.5%             7.7%


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

              The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2008. This analysis was done assuming that the interest-earning assets will average approximately $421 million over a projected twelve month period for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at March 31, 2008.

              Analysis of Sensitivity to Changes in Market Interest Rates
              -----------------------------------------------------------

                                           -----------------------------------------------------------------------------------------
                                                                    Modeled Change in Market Interest Rates
                                           ---------------    ---------------    ---------------   ---------------    --------------
Estimated impact on:                            -200               -100                0                +100               +200
--------------------                       ---------------    ---------------    ---------------   ---------------    --------------
   Change in net interest income                -49.9%             -24.7%                                 36.2%              57.7%

   Return on average equity                      1.85%              5.36%              8.68%             13.39%             16.06%

   Return on average assets                      0.14%              0.40%              0.66%              0.95%              1.12%

   Market value of equity (in
      thousands)                              $26,442            $28,818            $25,615            $18,882             $8,460


          The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2008.

                            Anticipated Transactions
                --------------------------------------------------
                                            (Dollars in Thousands)
                Undisbursed construction and
                    land development loans
                      Fixed rate                      $    6,096
                                                            7.90%

                      Adjustable rate                 $    5,957
                                                            6.67%

                Undisbursed lines of credit
                      Adjustable rate                 $    5,427
                                                            6.34%

                Loan origination commitments
                      Fixed rate                      $      394
                                                            6.69%

                      Adjustable rate                 $      160
                                                            7.38%

                Letters of credit
                      Adjustable rate                 $      457
                                                            6.25%
                                                      ----------

                                                      $   18,491
                                                      ==========

         In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2008, the Savings Bank had six performance standby letters of credit outstanding totaling approximately $307 thousand and one financial letter of credit totaling $150 thousand. All performance letters of credit are secured by developed property while the financial letter of credit is secured by certificates of deposit. All of the letters of credit will mature within twelve months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.  CONTROLS AND PROCEDURES

         Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

         (a) Our management evaluated, with the participation of our Chief Executive Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         (a) Not applicable.

         (b) Not applicable.

         (c) The  following  table  sets  forth   information  with  respect  to
             purchases of common stock o f the Company made by or on behalf of the Company during the three months ended March 31, 2008.

         -----------------------------------------------------------------------------------------------------------
                                              ISSUER PURCHASES OF EQUITY SECURITIES
         -----------------------------------------------------------------------------------------------------------
                                                                           Total Number of       Maximum Number of
                                       Total                              Shares Purchased      Shares that May Yet
                                     Number of                           as Part of Publicly       Be Repurchased
                                      Shares         Average Price       Announced Plans or      Under the Plans or
                   Period            Purchased    Paid per Share ($)        Programs (1)            Programs (2)
         -----------------------------------------------------------------------------------------------------------
         01/01/08 - 01/31/08            30,299                 16.24                  30,299                 72,535
         -----------------------------------------------------------------------------------------------------------
         02/01/08 - 02/29/08                --                  0.00                      --                 72,535
         -----------------------------------------------------------------------------------------------------------
         03/01/08 - 03/31/08                --                  0.00                      --                 72,535
         -----------------------------------------------------------------------------------------------------------
              Total                     30,299                 16.24                  30,299                 72,535
         -----------------------------------------------------------------------------------------------------------

--------------------

         (1) All shares indicated were purchased under the Company's Ninth Stock Repurchase Program.
         (2) Ninth Stock Repurchase Program
             (a) Announced August 14, 2007.
             (b) 125,000 common shares approved for repurchase.
             (c) No fixed date of expiration.
             (d) This program has not expired and has 72,535 shares remaining to be repurchased at March 31, 2008.
             (e) Not applicable.

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



                                  WVS FINANCIAL CORP.



         May 9, 2008         BY:  /s/ David J. Bursic
                                  ----------------------------------------------
         Date                     David J. Bursic
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


         May 9, 2008         BY:  /s/ Keith A. Simpson
                                  ----------------------------------------------
         Date                     Keith A. Simpson
                                  Vice-President, Treasurer and Chief Accounting
                                  Officer
                                  (Principal Accounting Officer)