Form 10-K
period 2008-06-30
WVS FINANCIAL CORP
filed 2008-09-29
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2008
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

                          Commission File No.: 0-22444

                               WVS Financial Corp.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                   25-1710500
---------------------------------                 ------------------------------
   (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification Number)

        9001 Perry Highway
     Pittsburgh, Pennsylvania                               15237
---------------------------------                 ------------------------------
      (Address of Principal                               (Zip Code)
        Executive Offices)

       Registrant's telephone number, including area code: (412) 364-1911

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share        The NASDAQ Global Market SM
--------------------------------------        ---------------------------
          (Title of Class)                (Name of exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                      ----

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [_] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of December 31, 2007, the aggregate value of the 1,841,297 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 421,516 shares held by all directors and officers of the registrant as a group, was approximately $30.3 million. This figure is based on the last known trade price of $16.43 per share of the registrant's Common Stock on December 31, 2007.

Number of shares of Common Stock outstanding as of September 25, 2008: 2,167,524

                       DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2008 are incorporated into Part II.
(2) Portions of the definitive proxy statement for the 2008 Annual Meeting of Stockholders are incorporated into Part III.

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

     West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2008.

Lending Activities

     General. At June 30, 2008, the Company's net portfolio of loans receivable totaled $56.5 million, as compared to $60.4 million at June 30, 2007. Net loans receivable comprised 13.3% of the Company's total assets at June 30, 2008, as compared to 14.8% at June 30, 2007. The principal categories of loans in the Company's portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans, land acquisition and development loans and commercial loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). Historically, the Company's lending activities have been concentrated in single-family residential and land development and construction loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

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

     Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2008, the Savings Bank's limit on loans-to-one borrower was approximately $4.5 million. The Company's general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2008, the Company's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $2.4 million to $4.3 million, with a $3.8 million group of loans-to-one borrower secured by real estate located in the Company's primary market area and investments pledged by the borrower. The remainder of the groups of loans-to-one borrower secured primarily by real estate located in the Company's primary market area. Related outstanding principals balances on the Company's five largest loans or group of loans-to-one borrower, including related entities, ranged from an aggregate of $1.4 million to $3.8 million.

     Loan Portfolio Composition. The following table sets forth the composition of the Company's net loans receivable portfolio by type of loan at the dates indicated.

                                                                     At June 30,
                            2008                   2007                   2006                  2005                   2004
                    Amount        %        Amount        %        Amount        %        Amount        %        Amount        %
                    ------        -        ------        -        ------        -        ------        -        ------        -
                                                                       (Dollars in Thousands)
Real estate loans:
Single-family      $ 16,020       23.45%  $ 17,102       23.26%  $ 17,702       26.72%  $ 20,680       27.86%  $ 25,825       32.52%
Multi-family          6,897       10.09      6,458        8.78      4,339        6.55      4,960        6.68      4,761        5.99
Commercial            6,622        9.69      7,699       10.47      7,574       11.43      8,561       11.53      9,950       12.53
Construction         23,012       33.67     25,679       34.92     20,964       31.64     22,065       29.72     18,070       22.76
Land acquisition
 and development      1,992        2.91      2,195        2.99      3,221        4.86      5,884        7.93      7,947       10.01
                   --------    --------   --------    --------   --------    --------   --------    --------   --------    --------
Total real estate
  Loans              54,543       79.81     59,133       80.42     53,800       81.20     62,150       83.72     66,553       83.81
                   --------    --------   --------    --------   --------    --------   --------    --------   --------    --------
Consumer loans:
Home equity           8,732       12.78      9,858       13.41      9,444       14.26     10,082       13.58     11,018       13.88
Other                   737        1.08        551        0.75        962        1.45      1,089        1.47        870        1.09
                   --------    --------   --------    --------   --------    --------   --------    --------   --------    --------
Total consumer
  Loans               9,469       13.86     10,409       14.16     10,406       15.71     11,171       15.05     11,888       14.97
                   --------    --------   --------    --------   --------    --------   --------    --------   --------    --------
Commercial loans      4,328        6.33      3,988        5.42      2,050        3.09        915        1.23        968        1.22
                   --------    --------   --------    --------   --------    --------   --------    --------   --------    --------
Commercial lease
  Financings             --        0.00         --        0.00         --        0.00         --        0.00         --        0.00
                   --------    --------   --------    --------   --------    --------   --------    --------   --------    --------
                     68,340      100.00%    73,530      100.00%    66,256      100.00%    74,236      100.00%    79,409      100.00%
                   --------    ========   --------    ========   --------    ========   --------    ========   --------    ========
Less:
Undisbursed loan
  Proceeds          (10,813)               (12,090)                (9,512)               (12,882)                (9,956)
Net deferred loan
  Origination fees      (94)                  (104)                   (85)                   (82)                  (115)
Allowance for loan
  Losses               (956)                  (986)                  (957)                (1,121)                (1,370)
                   --------               --------               --------               --------               --------
Net loans
  Receivable       $ 56,477               $ 60,350               $ 55,702               $ 60,151               $ 67,968
                   ========               ========               ========               ========               ========

     Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company's loans and mortgage-backed securities at June 30, 2008. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company's loan portfolio.

                                                 Real Estate Loans
                                                                                     Land       Consumer
                                                                                  acquisition   loans and     Mortgage
                                 Single-      Multi-                                  and       commercial    -backed
                                 family       family     Commercial   Construction development    loans      securities     Total
                                 ------       ------     ----------   ------------ -----------    -----      ----------     -----
                                                                     (Dollars in Thousands)
Amounts due in:
  One year or less             $       19   $      830   $      991   $   14,548   $      589   $      404   $       --   $   17,381
  After one year through
     five years                       905        1,378          126        5,808        1,327        3,873           --       13,417
  After five years                 15,096        4,689        5,505        2,656           76        9,520      215,905      253,447
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Total(1)                  $   16,020   $    6,897   $    6,622   $   23,012   $    1,992   $   13,797   $  215,905   $  284,245
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Interest rate terms on
 amounts due after one year:
  Fixed                        $   12,940   $    1,551   $    2,459   $    2,208   $      537   $    7,718   $    2,215   $   29,628
  Adjustable                        3,061        4,516        3,172        6,256          866        5,675      213,690      237,236
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Total                     $   16,001   $    6,067   $    5,631   $    8,464   $    1,403   $   13,393   $  215,905   $  266,864
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

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

         At June 30, 2008, the Company had approximately $4.3 million of renewed commercial real estate and construction loans. The $4.3 million in aggregate disbursed principal that has been renewed is comprised of: single-family speculative construction loans totaling $3.7 million and land acquisition and development loans totaling $486 thousand. Management believes that the previously discussed whole loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All but one of the loans that have been rolled over are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans. The one loan not in compliance with all loan terms was considered non-performing as of June 30, 2008, but was paid off in full during July 2008.

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

         All processing and underwriting of real estate and commercial business loans is performed solely at the Company's loan division at the Franklin Park office. The Company believes this centralized approach to approving such loan applications allows it to process and approve such applications faster and with greater efficiency. The Company also believes that this approach increases its ability to service the loans. The Savings Bank's Director of Retail Lending and Commercial Lending Manager authority ranges from $5 thousand (unsecured loans) to $300 thousand (loans secured by first mortgage liens). With the approval of the Savings Bank's President, the individual lending authorities range from $25 thousand (unsecured), $500 thousand (loans secured by non-real estate collateral), $750 thousand (first and second mortgages) and $2 million on secured builder lines of credit. All loan applications are required to be ratified by the Company's Loan Committee, comprised of both outside directors and management, which meets at least monthly.

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

         The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company's market area is insufficient or to increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 2008, $613 thousand or 1.1% of the Company's net loans receivable consisted of single-family mortgage whole loans purchased from another financial institution.

         The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 2008, $613 thousand or 1.1% of the Company's net loans receivable were being serviced for the Company by others.

         The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

                                               At or For the Year Ended June 30,
                                                  2008        2007       2006
                                                  ----        ----       ----
                                                     (Dollars in Thousands)

Net loans receivable beginning balance          $ 60,350    $ 55,702   $ 60,151
Real estate loan originations
   Single-family(1)                                  746       1,366      1,349
   Multi-family(2)                                   160         766         --
   Commercial                                        136         984        325
   Construction                                    9,504      12,910      8,932
   Land acquisition and development                  640       3,107        299
                                                --------    --------   --------
      Total real estate loan originations         11,186      19,133     10,905
                                                --------    --------   --------

Home equity                                          871       2,319      2,088
Commercial                                            --       1,205        480
Other                                                109         227        179
                                                --------    --------   --------
      Total loan originations                     12,166      22,884     13,652
                                                --------    --------   --------
Disbursements against available credit lines:
   Home equity                                     2,571       2,530      2,554
   Other                                              10           6          9
   Commercial                                      1,518       2,195      1,638
Purchase of whole loans and participations            --          --         --
                                                --------    --------   --------
     Total originations and purchases             16,265      27,615     17,853
                                                --------    --------   --------
Less:
   Loan principal repayments                      21,455      20,636     25,527
   Sales of whole loans (3)                           --          --         --
   Sales of participation interests (4)               --          --         --
   Transferred to real estate owned                   --          --         10
   Change in loans in process                     (1,277)      2,282     (3,074)
   Other, net(5)                                     (40)         49       (161)
                                                --------    --------   --------
     Net increase(decrease)                     $ (3,873)   $  4,648   $ (4,449)
                                                --------    --------   --------

Net loans receivable ending balance             $ 56,477    $ 60,350   $ 55,702
                                                ========    ========   ========

-------------
(1)  Consists of loans secured by one-to-four family properties.
(2)  Consists of loans secured by five or more family properties.
(3)  Loans sold included servicing rights.
(4) As of June 30, 2008, loans serviced for others totaled approximately $719 thousand.
(5) Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

         Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2008, $16.0 million or 23.4% of the Company's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. Single-family loan originations totaled $746 thousand and decreased $620 thousand or 45.4% during the fiscal year ended June 30, 2008, when compared to the same period in 2007. The Company believes that overall loan originations decreased in fiscal
2008 due to well publicized weaknesses in the national and local housing markets. Due to low levels of market interest rates, the Company continued to reduce its portfolio originations of long-term fixed rate mortgages, while continuing to offer consumer, home equity, construction loans, land acquisition and development loans and commercial loans.

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

         At June 30, 2008, approximately $13.0 million or 80.9% of the single-family residential loans in the Company's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

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

         Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2008, $6.9 million or 10.1% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented an increase of $439 thousand or 6.8% from fiscal 2007. Of the $6.9 million, approximately $4.7 million or 68.4% provide for an adjustable rate of interest, while approximately $2.2 million or 31.6% are fixed rate loans.

         At June 30, 2008, $6.6 million or 9.7% of the Company's loan portfolio consisted of loans secured by existing commercial real estate properties, which represented a decrease of $1.1 million or 14.0% from fiscal 2007. Of the $6.6 million, approximately $3.2 million or 48.2% provide for an adjustable rate of interest, while approximately $3.4 million or 51.8% are fixed rate loans.

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

         Although terms vary, multi-family residential and commercial real estate loans generally are amortized over a period of up to 15 years (although some loans amortize over a 20 year period) and mature in 5 to 15 years. The Company will originate these loans either with fixed or adjustable interest rates which generally is negotiated at the time of origination. Loan-to-value ratios on the Company's commercial real estate loans are currently limited to 75% or lower. As part of the criteria for underwriting multi-family residential and commercial real estate loans, the Company generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of the debt service to debt service) of at least 110%. If the borrower has insufficient stand-alone financial capacity, the Savings Bank will either obtain personal guarantees on its multi-family residential and commercial real estate loans from the principals of the borrower and, if these cannot be obtained, to impose more stringent loan-to-value, debt service and other underwriting requirements.

         At June 30, 2008 the Company's multi-family residential and commercial real estate loan portfolio consisted of approximately 44 loans with an average principal balance of $307 thousand. At June 30, 2008, the Company had one commercial real estate loan, totaling $972 thousand that was classified as a non-accrual loan. During the year ended June 30, 2008, $34 thousand of interest was collected and recognized.

         Construction Loans. For many years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company's primary market area. At June 30, 2008, construction loans amounted to approximately $23.1 million or 33.7% of the Company's total loan portfolio, which represented a decrease of $2.7 million or 10.4% from fiscal 2007. The decrease was principally due to decreased levels of speculative construction loans as a result of slow sales of new and existing housing nationally and in the Company's primary market area. As of June 30, 2008, the Company's portfolio of construction loans consisted primarily of $19.2 million of loans for the construction of single-family residential real estate. Construction loan originations totaled $9.5 million and decreased by $3.4 million or 26.4% during the fiscal year ended June 30, 2008, when compared to the same period in 2007. The Company attributes the decrease in construction loan originations to higher levels of unsold new and existing homes available for sale nationally and in its primary market area.

         Construction loans are made for the purpose of constructing a single-family residence. The Company will underwrite such loans to individuals on a construction/permanent mortgage loan basis or to a builder/developer on a speculative (not pre-sold) construction mortgage loan basis. At June 30, 2008, approximately 76.6% of total outstanding construction loans were made to local real estate builders and developers with whom the Company has worked for a number  of  years  for  the  purpose  of  constructing  primarily  single-family residences. Upon application, credit review and analysis of personal and corporate financial statements, the Company may grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $3.0 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company's authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2008, the Company also had $2.0 million or 2.9% of the total loan portfolio invested in land development loans, which consisted of 13 loans to 11 developers.

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

         Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2008, $9.5 million or 13.9% of the Company's total loan portfolio consisted of consumer loans, which represented a decrease of $940 thousand or 9.0% from fiscal 2007. The consumer loans offered by the Company include home equity loans, home equity lines of credit, automobile loans, loans secured by deposit accounts and personal loans. Approximately 92.2% of the Company's consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

         The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2008, approximately 71.3% of the Company's home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

         Commercial Loans. At June 30, 2008, $4.3 million or 6.3% of the Company's total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, marketable investment securities, business inventory and equipment, and similar collateral. The $340 thousand or 8.5% increase from fiscal 2007 was principally due to the Company's emphasis in making these types of loans. The Company is continuing to develop this line of business in order to increase interest income and to attract compensating deposit account balances.

         Loan Fee Income. In addition to interest earned on loans, the Company may receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

         The Company's loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with Statement of Financial Accounting Standards (SFAS) No. 91, the Company has recognized $35 thousand, $20 thousand and $19 thousand of deferred loan fees during fiscal 2008, 2007 and 2006, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. The increased levels of loan origination fee income for fiscal year 2008, was principally attributable to a higher volume of mortgage loan payoffs with outstanding deferred loan origination fees and higher commercial loan commitment fees earned. Loans previously originated with lower or no loan origination fees will reduce the recognition of associated deferred fee balances while loans originated with higher loan origination fees will increase the recognition of associated deferred fee balances.

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

                                                                At June 30,
                                               2008      2007      2006      2005      2004
                                               ----      ----      ----      ----      ----
                                                          (Dollars in Thousands)
Non-accruing loans:
Real estate:
   Single-family (1)                          $  232    $  214    $  291    $   58    $  281
   Commercial (2)                                972       972        --        --         4
   Construction (3)                              355        --        --       456        --
   Land Acquisition and Development               --        --        --       387       427
Consumer (4)                                      23        18        17        86        71
Commercial loans and leases                       --        --        --        --        45
                                              ------    ------    ------    ------    ------
Total non-accrual loans                        1,582     1,204       308       987       828
                                              ------    ------    ------    ------    ------
Accruing loans greater than 90 days
   Delinquent                                     --        --        --        --        --
                                              ------    ------    ------    ------    ------
     Total non-performing loans               $1,582    $1,204    $  308    $  987    $  828
                                              ------    ------    ------    ------    ------
Real estate owned                                 --         2        10        70        --
                                              ------    ------    ------    ------    ------
     Total non-performing assets              $1,582    $1,206    $  318    $1,057    $  828
                                              ======    ======    ======    ======    ======
Troubled debt restructurings                  $   --    $   --    $   --    $1,114    $1,343
                                              ======    ======    ======    ======    ======
Potential problem loans (5)                   $  342    $  368    $1,377    $   --    $   --
                                              ======    ======    ======    ======    ======
Total non-performing loans and potential
   problem loans and troubled debt
   restructurings as a percentage of
   net loans receivable                         3.41%     2.60%     3.03%     3.49%     3.19%
                                              ======    ======    ======    ======    ======
Total non-performing assets to total assets     0.37%     0.30%     0.08%     0.25%     0.19%
                                              ======    ======    ======    ======    ======
Total non-performing assets, troubled debt
     restructurings and potential problem
    loans as a percentage of total assets       0.45%     0.39%     0.40%     0.52%     0.50%
                                              ======    ======    ======    ======    ======

--------------
(1) At June 30, 2008, non-accrual single-family residential real estate loans consisted of four loans.
(2) At June 30, 2008, non-accrual commercial real estate loans consisted of one loan.
(3) At June 30, 2008, non-accrual construction loans consisted of one loan. This loan was paid off in full during July 2008.
(4)  At June 30, 2008, non-accrual consumer loans consisted of three loans.
(5)  At June 30, 2008, potential problem loans consisted of two loans.

         The $376 thousand increase in nonperforming assets during twelve months ended June 30, 2008 was primarily attributable to the addition to non-accrual status of one construction loan totaling $355 thousand, one single-family residential real estate loan totaling $92 thousand and one line of credit secured by single-family real estate totaling $5 thousand, which were partially offset by $75 thousand in repayments and the sale of one real estate owned property with a carrying value of $2 thousand. The loans are in various stages of collection activity.

         The Company had four non-accrual single-family real estate loans totaling approximately $232 thousand at June 30, 2008. One loan totaling approximately $56 thousand is being serviced by another financial institution, who is proceeding with collection activities, while the other three are in various stages of collection.

         At June 30, 2008, the Company had one previously restructured and non-accrual commercial real estate loan to a retirement village located in the North Hills totaling $972 thousand. The Savings Bank's outstanding principal balance on this loan totaled $2.0 million at June 30, 2003. During the quarter ended September 30, 2003, the Savings Bank redeemed $388 thousand of participating interests. During the quarter ended December 31, 2003, the Bank sold a forty percent participating interest to another financial institution at par resulting in proceeds totaling $979 thousand. The Company had recorded interest received on this credit on a cost recovery basis until September 30, 2003 and is now recording interest income on a cash basis. At March 31, 2007, this credit was classified as non-performing. The project is experiencing lower than desired levels of occupancy and the borrower is working to increase occupancy.

         At  June  30,  2008,  the  Company  had  one  non-accrual   speculative
single-family construction loan totaling approximately $355 thousand, which was paid off in full during July 2008.

         At June 30, 2008, the Company had two potential problem loans consisting of one previously restructured loan secured by undeveloped land totaling $321 thousand and one previously restructured unsecured loan totaling $21 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid on these loans in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, the Company had recorded interest payment received on a cost recovery basis until June 30, 2006 and is now recording interest income.

         During fiscal 2008, 2007 and 2006, approximately $117 thousand, $82 thousand and $23 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $70 thousand, $81 thousand and $10 thousand, respectively.

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

         Effective December 13, 2006, the FDIC, in conjunction with the other federal banking agencies adopted a Revised Interagency Policy Statement on the Allowance for Loan and Lease Losses ("ALLL"). The revised policy statement revised and replaced the banking agencies' 1993 policy statement on the ALLL. The revised policy statement provides that an institution must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The banking agencies also revised the policy to ensure consistency with generally accepted accounting principles ("GAAP"). The revised policy statement updates the previous guidance that describes the responsibilities of the board of directors, management, and bank examiners regarding the ALLL, factors to be considered in the estimation of the ALLL, and the objectives and elements of an effective loan review system.

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

         The Company's general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company's general valuation allowances are within the following ranges: (1) 0% to 5% of assets subject to special mention;
(2) 5% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company's past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2008, is adequate.

         The allowance for loan losses at June 30, 2008 decreased $30 thousand to $956 thousand. The decrease in the allowance for loan losses was primarily the result of $93 thousand in recoveries during fiscal 2008 on previously charged-off commercial real estate loans. The Company believes that the loan loss reserve levels are prudent and warranted at this time due to the weakness of the national economy. The changes in prior years reflected a number of factors, the most significant of which were the changes in the Company's level of non-performing assets and the industry trend towards greater emphasis on the allowance method of providing for loan losses.

         The following table summarizes changes in the Company's allowance for loan losses and other selected statistics for the periods indicated.

                                                                       At June 30,
                                                 2008         2007         2006         2005         2004
                                                 ----         ----         ----         ----         ----
                                                                 (Dollars in Thousands)
Average net loans                              $ 58,458     $ 58,062     $ 55,881     $ 62,410     $ 74,656
                                               ========     ========     ========     ========     ========
Allowance balance (at beginning of period)     $    986     $    957     $  1,121     $  1,370     $  2,530
Provision for (Recovery of) loan losses            (123)          13         (161)         (46)        (794)
Charge-offs:
   Real estate:
     Single-family                                   --           --            7           15           --
     Multi-family                                    --           --           --           --           --
     Commercial                                      --           --           --          186          524
     Construction                                    --           --           --           --           --
   Land acquisition and development                  --           --           --           --           --
   Consumer:
     Home equity                                     --           --           --           25           --
     Education                                       --           --           --           --           --
     Other                                           --           --           --           --           --
   Commercial loans and leases                       --           --           --           11           --
                                               --------     --------     --------     --------     --------
     Total charge-offs                               --           --            7          237          524
                                               --------     --------     --------     --------     --------
Recoveries:
   Real estate:
     Single-family                                   --           --           --           --           --
     Multi-family                                    --           --           --           --           --
     Commercial                                      93           --            4            4          158
     Construction                                    --           15           --           30           --
   Land acquisition and development                  --           --           --           --           --
   Consumer:
     Home equity                                     --            1           --           --           --
     Education                                       --           --           --           --           --
     Other                                           --           --           --           --           --
   Commercial loans and leases                       --           --           --           --           --
                                               --------     --------     --------     --------     --------
     Total recoveries                                93           16            4           34          158
                                               --------     --------     --------     --------     --------
Net loans charged-off                               (93)         (16)           3          203          366
Transfer to real estate owned loss reserve           --           --           --           --           --
                                               --------     --------     --------     --------     --------
Allowance balance (at end of period)           $    956     $    986     $    957     $  1,121     $  1,370
                                               ========     ========     ========     ========     ========
Allowance for loan losses as a percentage of
  total loans receivable                           1.66%        1.60%        1.69%        1.83%        1.97%
                                               ========     ========     ========     ========     ========
Net loans charged-off as a percentage of
  average net loans                               (0.16)%      (0.03)%       0.01%        0.33%        0.49%
                                               ========     ========     ========     ========     ========
Allowance for loan losses to non-performing
  Loans                                           60.43%       81.89%      310.71%      113.58%      165.46%
                                               ========     ========     ========     ========     ========
Net loans charged-off to allowance for loan
  Losses                                          (9.73)%      (1.62)%       0.31%       18.11%       26.72%
                                               ========     ========     ========     ========     ========
Recoveries to charge-offs                          0.00%        0.00%       57.14%       14.35%       30.15%
                                               ========     ========     ========     ========     ========

         The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

                                                                      At June 30,
                               2008                 2007                  2006                  2005                  2004
                               ----                 ----                  ----                  ----                  ----
                       % of Total Loans by   % of Total Loans by   % of Total Loans by   % of Total Loans by   % of Total Loans by
                        Amount    Category    Amount    Category    Amount    Category    Amount    Category    Amount    Category
                        ------    --------    ------    --------    ------    --------    ------    --------    ------    --------
                                                                (Dollars in Thousands)
Real estate loans:
  Single-family        $     50      23.45%  $     83      23.26%  $     54      26.72%  $     52      27.86%  $     82      32.52%
  Multi-family               28      10.09         39       8.78         22       6.55         26       6.68         18       5.99
  Commercial                396       9.69        409      10.47        420      11.43        465      11.53        597      12.53
  Construction               67      33.67         35      34.92         32      31.64         54      29.72         30      22.76
  Land acquisition
   and development          212       2.91        190       2.99        218       4.86        262       7.93        302      10.01
  Unallocated                --       0.00         --       0.00         --       0.00         --       0.00         --       0.00
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Total real estate
      Loans                 753      79.81        756      80.42        746      81.20        859      83.72      1,029      83.81
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   --------

Consumer loans:
  Home equity                88      12.78        102      13.41        103      14.26        128      13.58        117      13.88
  Other                      31       1.08         38       0.75         50       1.45         61       1.47         78       1.09
  Unallocated                --       0.00         --       0.00         --       0.00         --       0.00         --       0.00
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Total consumer
      loans                 119      13.86        140      14.16        153      15.71        189      15.05        195      14.97
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Commercial loans:
  Commercial loans           84       6.33         90       5.42         58       3.09         35       1.23        116       1.22
  Unallocated                --       0.00         --       0.00         --       0.00         --       0.00         --       0.00
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
    Total commercial
      loans                  84       6.33         90       5.42         58       3.09         35       1.23        116       1.22
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Commercial lease
  financings                 --       0.00         --       0.00         --       0.00         --       0.00         --       0.00
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Off balance-sheet
   Items (1)                 --       0.00         --       0.00         --       0.00         38       0.00         30       0.00
                       --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
                       $    956     100.00%  $    986     100.00%  $    957     100.00%  $  1,121     100.00%  $  1,370     100.00%
                       ========   ========   ========   ========   ========   ========   ========   ========   ========   ========

-----
(1) In accordance with generally accepted accounting principles, the Company established a separate reserve for off-balance sheet items beginning in fiscal 2006. At June 30, 2008 this accounting reserve totaled $31 thousand.

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

         The Company had no unallocated loss allowance balance at June 30, 2008.

         The following table summarizes the calculations of required allowance for loan losses by loan category as of June 30, 2008.

                                                                      Allowance
                                                                         for
                                                Group Rate            Loan Loss
                                                ----------            ---------
Homogenous loans:
      Single-family                               0.0015               $    23
      Multi-family                                0.0050                    28
      Commercial real estate                      0.0100                    56
      Construction/land acquisition
        and development                      0.0015 - 0.0100 (1)            84
      Secured consumer                            0.0100                    94
      Unsecured consumer                          0.0500                     3
      Commercial loans                            0.0500                    84
      Unallocated                                                            -

Individually evaluated loans:
      Single-family                                                         27
      Multi-family                                                           -
      Commercial real estate                                               340
      Construction/land acquisition
        and development                                                    195
      Secured consumer                                                       1
      Unsecured consumer                                                    21
      Commercial loans                                                       -

Total allowance for loan losses:
      Single-family                                                         50
      Multi-family                                                          28
      Commercial real estate                                               396
      Construction/land acquisition
        and development                                                    279
      Secured consumer                                                      95
      Unsecured consumer                                                    24
      Commercial loans                                                      84
      Unallocated                                                            -
                                                                         -----

Total allowance for loan losses                                          $ 956
                                                                         =====

---------------------
(1) The rate applied ranges from 0.0015 to 0.0100 depending upon the underlying collateral, loan type (permanent vs. construction), historical loss experience, industry loss experience on similar loan segments, delinquency trends, loan volumes and concentrations, and other relevant economic and environmental factors.

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

         At June 30, 2008, the Company's MBS portfolio totaled $215.9 million as compared to $121.5 million at June 30, 2007. The $94.4 million or 77.7% increase in MBS balances outstanding during fiscal 2008 was primarily attributable to $117.6 million of purchases of U.S. Government Agency floating rate CMOs which were partially offset by $23.6 million of principal repayments on MBS. At June 30, 2008, approximately $213.7 million or 99.0% (book value) of the Company's portfolio of MBS, including CMOs, were comprised of adjustable or floating rate instruments, as compared to $119.3 million or 98.2% at June 30, 2007. Substantially all of the Company's floating rate MBS adjust monthly based upon changes in certain short-term market indices (e.g. LIBOR, Prime, etc.).

         The following tables set forth the amortized cost and estimated market values of the Company's MBSs available for sale and held to maturity as of the periods indicated.

                                               2008       2007       2006
                                               ----       ----       ----
MBS Available for Sale at June 30,                (Dollars in Thousands)
----------------------------------

GNMA PCs                                     $  2,101   $  2,137   $  2,171
CMOs - agency collateral                           --         49         58
                                             --------   --------   --------
Total amortized cost                         $  2,101   $  2,186   $  2,229
                                             ========   ========   ========
Total estimated market value                 $  2,215   $  2,246   $  2,292
                                             ========   ========   ========

MBS Held to Maturity at June 30,
--------------------------------

CMOs - agency collateral                     $154,808   $ 59,533   $ 85,436
CMOs - single-family whole loan collateral     58,882     59,738     68,025
                                             --------   --------   --------
Total amortized cost                         $213,690   $119,271   $153,461
                                             ========   ========   ========
Total estimated market value                 $211,113   $119,646   $152,706
                                             ========   ========   ========

         The Company believes that its present MBS available for sale allocation of $2.1 million or 0.97% of the carrying value of the MBS portfolio, in conjunction with other investment securities allocated as available for sale, is adequate to meet anticipated future liquidity requirements and to reposition its balance sheet and asset/liability mix should it wish to do so in the future.

         The  following  table  sets  forth  the  amortized  cost,   contractual
maturities and weighted average yields of the Company's MBS, including CMOs, at June 30, 2008.

                          One Year    After One to  After Five to  Over Ten
                           or Less     Five Years    Ten Years       Years         Total
                           -------     ----------    ---------       -----         -----
                                               (Dollars in Thousands)
MBS Available for Sale   $       --    $       --    $       --    $    2,101    $    2,101
                               0.00%         0.00%         0.00%         7.75%         7.75%

MBS Held to Maturity     $       --    $       --    $       --    $  213,690    $  213,690
                               0.00%         0.00%         0.00%         3.51%         3.51%
                         ----------    ----------    ----------    ----------    ----------

Total                    $       --    $       --    $       --    $  215,791    $  215,791
                         ==========    ==========    ==========    ==========    ==========
Weighted average yield         0.00%         0.00%         0.00%         3.55%         3.55%
                         ==========    ==========    ==========    ==========    ==========

         Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company's MBS are expected to be substantially less than the scheduled maturities.

         The following table sets forth information with respect to the MBS owned by the Company at June 30, 2008, which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government or United States Government agencies and corporations. All MBS owned by the Company have been assigned a triple A investment grade rating at June 30, 2008.


                                                      Number of                      Estimated
Name of Issuer                                        Securities   Carrying Value   Market Value
--------------                                        ----------   --------------   ------------
                                                                (Dollars in Thousands)
Countrywide Home Loans                                    8          $ 28,629         $ 27,336
Credit Suisse First Boston Mortgage Securities Corp.      3            10,275            9,765
Chase Mortgage Finance Corp.                              2             9,929            9,413
Bank of America Mortgage Securities                       3             6,683            6,409
GSR Mortgage Loan Trust                                   1             3,366            3,186
                                                                     --------         --------

                                                                     $ 58,882         $ 56,109
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

         The Company's investment activities are directly monitored by the Company's Finance Committee under policy guidelines adopted by the Board of Directors. In recent years, the general objective of the Company's investment policy has been to manage the Company's interest rate sensitivity gap and generally to increase interest-earning assets. As reflected in the table below, the Company decreased its position of U.S. Government Agency obligations while increasing its portfolio of U.S. Government Agency floating rate CMOs. The Company purchased approximately $51.9 million of U.S. Government Agency obligations during fiscal 2008. During fiscal 2008, approximately $145.2 million of the Company's callable U.S. Government Agency obligations were redeemed prior to maturity. Outstanding balances totaled $93.4 million or 72.7% of the total investment portfolio at June 30, 2008, as compared to $186.7 million or 85.7% of the total investment portfolio at June 30, 2007. At June 30, 2008, approximately $93.0 million or 99.5% of the Company's U.S. Government Agency portfolio was comprised of U.S. Government Agency securities with longer-terms to maturity and optional principal redemption features ("callable bonds").

         The following tables set forth the amortized cost and estimated fair values of the Company's investment securities portfolio at the dates indicated.

                                                       2008       2007       2006
                                                       ----       ----       ----
Investment Securities Available for Sale at June 30,      (Dollars in Thousands)
----------------------------------------------------

Corporate debt obligations                           $      2   $      5   $      4
Commercial paper                                        7,492      8,397      7,993
Obligations of states and political subdivisions           --         --         --
                                                     --------   --------   --------
Total amortized cost                                    7,494      8,402      7,997
Equity securities                                         500        555        500
                                                     --------   --------   --------
Total amortized cost                                 $  7,994   $  8,957   $  8,497
                                                     ========   ========   ========
Total estimated fair value                           $  7,978   $  8,933   $  8,469
                                                     ========   ========   ========

Investment Securities Held to Maturity at June 30,
--------------------------------------------------

Corporate debt obligations                           $ 19,092   $     --   $     --
Commercial paper                                           --      6,198         --
U.S. Government agency securities                      93,414    186,667    175,755
Obligations of states and political subdivisions        8,053      9,799     12,197
                                                     --------   --------   --------
                                                      120,559    202,664    187,952
FHLB stock                                              6,931      6,340      7,861
                                                     --------   --------   --------
Total amortized cost                                 $127,490   $209,004   $195,813
                                                     ========   ========   ========
Total estimated fair value                           $128,986   $207,850   $193,541
                                                     ========   ========   ========

         Information regarding the amortized cost, contractual maturities and weighted average yields of the Company's investment portfolio at June 30, 2008 is presented below.

Investment Securities                   One Year      After One to    After Five to    Over Ten
Available for Sale                       or Less       Five Years      Ten Years         Years           Total
------------------                       -------       ----------      ---------         -----           -----
                                                                (Dollars in Thousands)

Corporate debt obligations            $          2    $         --    $         --    $         --    $          2
                                              3.40%           0.00%           0.00%           0.00%           3.40%

Commercial paper                      $      7,492    $         --    $         --    $         --    $      7,492
                                              3.16%           0.00%           0.00%           0.00%           3.16%
                                      ------------    ------------    ------------    ------------    ------------

Total                                 $      7,494    $         --    $         --    $         --    $      7,494
                                      ============    ============    ============    ============    ============
Weighted average yield                        3.16%           0.00%           0.00%           0.00%           3.16%
                                      ============    ============    ============    ============    ============

Investment Securities                   One Year      After One to    After Five to    Over Ten
Held to Maturity                         or Less       Five Years      Ten Years         Years           Total
----------------                         -------       ----------      ---------         -----           -----
Corporate debt obligations            $     17,815    $      1,277    $         --    $         --    $     19,092
                                              4.48%           4.25%           0.00%           0.00%           4.46%

U.S. Government Agency
      securities                      $         --    $         --    $     69,410    $     24,004    $     93,414
                                              0.00%           0.00%           5.80%           5.96%           5.84%

Obligations of states and political
      subdivisions (1)                $         --    $      1,299    $         --    $      6,754    $      8,053
                                              0.00%           7.58%           0.00%           8.04%           7.96%
                                      ------------    ------------    ------------    ------------    ------------

Total                                 $     17,815    $      2,576    $     69,410    $     30,758    $    120,559
                                      ============    ============    ============    ============    ============
Weighted average yield                        4.48%           5.93%           5.80%           6.42%           5.76%
                                      ============    ============    ============    ============    ============

-----------------
(1) Tax exempt obligations of states and political subdivisions are calculated on a taxable equivalent basis utilizing a calculation that reflects the tax-exempt coupon, a 20% interest expense disallowance and a federal tax rate of 34%.

         Information regarding the amortized cost, earliest call dates and weighted average yield of the Company's investment portfolio at June 30, 2008, is presented below. All Company investments in callable U.S. Government Agency bonds were classified as held to maturity at June 30, 2008.

                                       One Year      After One to   After Five to   Over Ten
                                        or Less       Five Years     Ten Years        Years          Total
                                        -------       ----------     ---------        -----          -----
Corporate debt obligations            $    17,817    $     1,277    $        --    $        --    $    19,094
                                             4.48%          4.25%          0.00%          0.00%          4.46%

Commercial paper                      $     7,492    $        --    $        --    $        --    $     7,492
                                             3.16%          0.00%          0.00%          0.00%          3.16%

U.S. Government Agency
      securities                      $    89,925    $     3,035    $        --    $       454    $    93,414
                                             5.85%          6.00%          0.00%          2.88%          5.84%

Obligations of states and political
      subdivisions (1)                $       688    $     7,365    $        --    $        --    $     8,053
                                             7.88%          7.97%          0.00%          0.00%          7.96%
                                      -----------    -----------    -----------    -----------    -----------

Total                                 $   115,922    $    11,677    $        --    $       454    $   128,053
                                      -----------    -----------    -----------    -----------    -----------
Weighted average yield                       5.48%          7.05%          0.00%          2.88%          5.61%
                                      ===========    ===========    ===========    ===========    ===========

--------------
(1) Tax exempt obligations of states and political subdivisions are calculated on a taxable equivalent basis utilizing a calculation that reflects the tax-exempt coupon, a 20% interest expense disallowance and a federal tax rate of 34%.

         At June 30, 2008, the Company had no securities classified as trading investment securities.

         The following table sets forth information with respect to the investment securities, comprised solely of short-term commercial paper and corporate debt obligations, owned by the Company at June 30, 2008 which had a carrying value greater than 10% of the Company's stockholders' equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All Commercial paper securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services.

                                                                 Estimated
  Name of Issuer                            Carrying Value      Market Value
  --------------                            --------------      ------------
                                                  (Dollars in Thousands)
  Kansas City Power & Light                    $  4,497           $  4,497
  Merril Lynch & Company                       $  3,345           $  3,336
                                               --------           --------
                                               $  7,842           $  7,833
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

         Deposits. The Company's deposits totaled $150.1 million at June 30, 2008, as compared to $159.4 million at June 30, 2007. Transaction accounts decreased approximately $1.8 million or 5.6%. Certificates of deposit decreased approximately $9.9 million or 13.4%. Savings accounts decreased $912 thousand or 2.8% and money market accounts increased $3.4 million or 17.1%. In order to attract new and lower cost core deposits, the Company continued to promote a no minimum balance, "free", checking account product and Internet Banking. Current deposit products include regular savings accounts, demand accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts and certificates of deposit ranging in terms from 30 days to 10 years. Included among these deposit products are certificates of deposit with negotiable interest rates and balances of $100,000 or more, which amounted to $9.1 million or 6.1% of the Company's total deposits at June 30, 2008, as compared to $15.9 million or 10.0% at June 30, 2007. The Company's deposit products also include Individual Retirement Account certificates ("IRA certificates").

         The Company's deposits are obtained primarily from residents of northern Allegheny, southern Butler and eastern Beaver counties, Pennsylvania. The Company utilizes various marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at June 30, 2008. The Company has drive-up banking facilities and automated teller machines ("ATMs") at its McCandless, Franklin Park, Bellevue and Cranberry Township offices. The Company also has an ATM machine at its West View Office. The Company participates in the PULSE(R) and CIRRUS(R) ATM networks. The Company also participates in an ATM program called the Freedom ATM AllianceSM. The Freedom ATM AllianceSM allows West View Savings Bank customers to use other Pittsburgh area Freedom ATM AllianceSM affiliates' ATMs without being surcharged and vice versa. The Freedom ATM AllianceSM was organized to help smaller local banks compete with larger national banks that have large ATM networks.

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

                                                             At June 30,
                                          2008                  2007                  2006
                                          ----                  ----                  ----
                                   Amount      Rate       Amount      Rate       Amount      Rate
                                   ------      ----       ------      ----       -----       ----
                                                       (Dollars in Thousands)
Regular savings and club
   accounts                       $ 30,853       0.70%   $ 33,635       0.70%   $ 39,877       0.70%
NOW accounts                        17,730       0.06      18,705       0.06      20,023       0.06
Money market deposit
   accounts                         22,258       2.84      17,557       3.55      15,024       2.75
Certificate of deposit accounts     69,331       4.41      72,805       4.54      66,599       3.62
Escrows                                703       1.56         704       1.56         804       1.37
                                  --------   --------    --------   --------    --------   --------
     Total interest-bearing
        deposits and escrows       140,875       2.79     143,406       2.92     142,327       2.19
Non-interest-bearing checking
   accounts                         13,787       0.00      12,927       0.00      12,513       0.00
                                  --------   --------    --------   --------    --------   --------
     Total deposits and escrows   $154,662       2.54%   $156,333       2.68%   $154,840       2.01%
                                  ========   ========    ========   ========    ========   ========

The following table sets forth the net deposit flows of the Company during the periods indicated.

                                            Year Ended June 30,
                                        2008        2007       2006
                                        ----        ----       ----
                                           (Dollars in Thousands)
Increase (decrease) before interest
   credited                           $(13,204)   $  3,692   $(15,947)
Interest credited                        3,969       3,972      2,954
                                      --------    --------   --------
Net deposit increase (decrease)       $ (9,235)   $  7,664   $(12,993)
                                      ========    ========   ========

         The following table sets forth maturities of the Company's certificates of deposit of $100,000 or more at June 30, 2008, by time remaining to maturity.

                                                        Amounts
                                                        -------
                                                (Dollars in Thousands)
         Three months or less                          $  3,207
         Over three months through six months             2,144
         Over six months through twelve months            2,704
         Over twelve months                               1,068
                                                       --------
                                                       $  9,123
                                                       ========

         Borrowings. Borrowings are comprised of FHLB advances with various terms, FRB borrowings, and repurchase agreements with securities brokers with original maturities of 278 days or less. At June 30, 2008, borrowings totaled $236.2 million as compared to $213.5 million at June 30, 2007. The $22.7 million or 10.6% increase was primarily due to purchases of investments and mortgage-backed securities and decreases in deposits, which were partially offset by redemptions of investment and mortgage-backed securities and decreases in the Company's loan portfolio. For a detailed discussion of the Company's asset and liability management activities, please see the "Quantitative and Qualitative Disclosures about Market Risk" section of the Company's fiscal year 2008 Annual Report included as Exhibit 13. Wholesale funding also provides the Company with a larger degree of control with respect to the term structure of its liabilities than traditional retail deposits. By utilizing borrowings, as opposed to retail certificates of deposit, the Company also avoids the additional operating costs associated with increasing its branch network and associated federal deposit insurance premiums.

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

Employees

         The Company had 32 full-time employees and 16 part-time employees as of June 30, 2008. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

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

         o providing the Federal Deposit Insurance Corporation with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

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

         The Savings Bank is a "well capitalized" institution as of June 30, 2008.

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

         The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2008, the Savings Bank met each of its capital requirements.

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

         Audit by IRS. The Company's consolidated federal income tax returns for taxable years through December 31, 2005, have been closed for the purpose of examination by the Internal Revenue Service.

         State Taxation.  The Company is subject to the  Pennsylvania  Corporate
Net Income Tax and Capital Stock and Franchise Tax. The Pennsylvania Corporate Net Income Tax rate is 9.99% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.289% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and consolidated net worth.

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

Item 1B. Unresolved Staff Comments
-------- -------------------------

         Not applicable.

Item 2.  Properties.
-------  -----------

         The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2008.

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
--------
(1) The Company operates this office out of a retirement community. The lease is for a period of 3 1/2 years ending in December 2009.
(2)      The lease is for a period of 10 years ending in November 2016.

Item 3.  Legal Proceedings.
-------  ------------------

         (a) The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.
         (b)      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         Not applicable.

PART II.

Item 5.  Market for Registrant's Common Equity, Related  Stockholder Matters and
-------  -----------------------------------------------------------------------
         Issuer Purchases of Equity Securities.
         --------------------------------------

         (a) The information required herein is incorporated by reference on page 52 of the Company's 2008 Annual Report to Stockholders included as Exhibit 13 ("2008 Annual Report").
         (b)      Not applicable.
         (c) The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended June 30, 2008.

         --------------------------------------------------------------------------------------------------------------
                                              ISSUER PURCHASES OF EQUITY SECURITIES
         --------------------------------------------------------------------------------------------------------------
                                                                         Total Number of         Maximum Number of
                                      Total                              Shares Purchased       Shares that may yet
                                    Number of                          as part of Publicly        be Repurchased
                                      Shares       Average Price         Announced Plans        Under the Plans or
               Period               Purchased    Paid per Share ($)      or Programs (1)           Programs (2)
         --------------------------------------------------------------------------------------------------------------
         04/01/08 - 04/30/08              7,941               16.00                  7,941                    64,594
         --------------------------------------------------------------------------------------------------------------
         05/01/08 - 05/31/08                  0                  --                      0                    64,594
         --------------------------------------------------------------------------------------------------------------
         06/01/08 - 06/30/08                  0                  --                      0                    64,594
         --------------------------------------------------------------------------------------------------------------
              Total                       7,941               16.00                  7,941                    64,594
         --------------------------------------------------------------------------------------------------------------

         ------------

         (1) All shares indicated were purchased under the Company's Ninth Stock Repurchase Program.

         (2)      Ninth Stock Repurchase Program

                  (a)      Announced August 14, 2007.
                  (b)      125,000 common shares approved for repurchase.
                  (c)      No fixed date of expiration.
                  (d) This Program has not expired and has 64,594 shares remaining to be purchased at June 30, 2008.
                  (e)      Not applicable.

Item 6.  Selected Financial Data.
-------  ------------------------

         The information required herein is incorporated by reference from pages 3 to 4 of the Company's 2008 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operation.
         -------------

         The information required herein is incorporated by reference from pages 5 to 13 of the Company's 2008 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------- -----------------------------------------------------------

         The information required herein is incorporated by reference from pages 13 to 18 of the Company's 2008 Annual Report.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

         The information required herein is incorporated by reference from pages 19 to 51 of the Company's 2008 Annual Report.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
-------  -----------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         Not applicable.

Item 9A(T). Controls and Procedures.
----------- ------------------------

         (a) Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934).

                  Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

                  Based on this assessment, management believes that, as of June 30, 2008, the Company's internal control over financial reporting was effective.

                  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

         (b) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
-------- ------------------

         Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
-------- -------------------------------------------------------

         The information required herein is incorporated by reference from pages 2 to 6 of the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders dated September 26, 2008 ("Proxy Statement").

         The Company has adopted a Code of Ethics for its employees and directors and executive officers. See Exhibits 14.1 and 14.2 to this Annual Report on Form 10-K. Upon receipt of a written request, the Company will furnish to any person, without charge, a copy of its Code of Ethics for its employees and directors and executive officers. Such written requests should be directed to Corporate Secretary, WVS Financial Corp., 9001 Perry Highway, Pittsburgh, Pennsylvania 15237.

Item 11. Executive Compensation.
-------- -----------------------

         The information required herein is incorporated by reference from pages 9 to 10 of the Company's Proxy Statement.

Item 12. Security  Ownership of Certain  Beneficial  Owners and  Management  and
-------- -----------------------------------------------------------------------
         Related Stockholder Matters.
         ----------------------------

         The security ownership of certain beneficial owners and management information required herein is incorporated by reference from pages 7 to 8 of the Company's Proxy Statement. The related stockholder matters information required herein is incorporated by reference from pages 13 to 13 of the Company's Proxy Statement.

Item 13. Certain   Relationships   and  Related   Transactions,   and   Director
-------- -----------------------------------------------------------------------
         Independence.
         -------------

         The information required herein is incorporated by reference on pages 3 and 15 of the Company's Proxy Statement.

Item 14. Principal Accounting Fees and Services.
-------- ---------------------------------------

         The information required herein is incorporated by reference on page 16 of the Company's Proxy Statement.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.
-------- -------------------------------------------

         (a)      Documents filed as part of this report.

                  (1) The following documents are filed as part of this report and are incorporated herein by reference from the Company's 2008 Annual Report.

                           Report of Independent Registered Public Accounting Firm.

                           Consolidated Balance Sheet at June 30, 2008 and 2007.

                           Consolidated Statement of Income for the Years Ended June 30, 2008, 2007 and 2006.

                           Consolidated Statement of Changes in Stockholders' Equity for the Years Ended June 30, 2008, 2007 and 2006.

                           Consolidated Statement of Cash Flows for the Years Ended June 30, 2008, 2007 and 2006.

                           Notes to the Consolidated Financial Statements.

                  (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission ("SEC") are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

                  (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

                           No.      Description                                                                         Page
                           ---      -----------                                                                         ----
                           3.1      Amended and Restated Articles of Incorporation                                         *
                           3.2      Amended and Restated By-Laws                                                           *
                           4        Stock Certificate of WVS Financial Corp.                                              **
                           10.1     WVS Financial Corp. Recognition Plans and Trusts for
                                         Executive Officers, Directors and Key Employees***                               **
                           10.2     WVS Financial Corp. 1993 Stock Incentive Plan***                                      **
                           10.3     WVS Financial Corp. 1993 Directors' Stock Option Plan***                              **
                           10.4     WVS Financial Corp. Employee Stock Ownership Plan and Trust***                        **
                           10.5     Amended West View Savings Bank Employee Profit Sharing Plan***                        **
                           10.6     Employment Agreements between WVS Financial Corp. and
                                         David Bursic ***                                                               ****
                           10.7     Directors Deferred Compensation Program***                                            **
                           13       2008 Annual Report to Stockholders                                        filed herewith
                           14.1     Ethics Policy                                                                      *****
                           14.2     Code of Ethics for Senior Financial Officers                                       *****
                           21       Subsidiaries of the Registrant - Reference is made to
                                         Item 1. "Business" for the required information                                   2
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

                                           WVS FINANCIAL CORP.



September 29, 2008                      By:/s/ David J. Bursic
                                           -------------------------------------
                                           David J. Bursic
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ David J. Bursic
--------------------------------------------
David J. Bursic, Director, President and                   September 29, 2008
Chief Executive Officer
(Principal Executive Officer)


/s/ Keith A. Simpson
--------------------------------------------
Keith A. Simpson,  Vice President, Treasurer               September 29, 2008
and Chief Accounting Officer
(Principal Accounting Officer)


/s/ Donald E. Hook
--------------------------------------------
Donald E. Hook,                                            September 29, 2008
Chairman of the Board of Directors


/s/ David L. Aeberli
--------------------------------------------
David L. Aeberli, Director                                 September 29, 2008


/s/ John W. Grace
--------------------------------------------
John W. Grace, Director                                    September 29, 2008


/s/ Lawrence M. Lehman
--------------------------------------------
Lawrence M. Lehman, Director                               September 29, 2008


/s/ Margaret VonDerau
--------------------------------------------
Margaret VonDerau, Director                                September 29, 2008