Form 10-Q
period 2008-09-30
WVS FINANCIAL CORP
filed 2008-11-10
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to ______

                         Commission File Number: 0-22444

                               WVS Financial Corp.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                25-1710500
----------------------------------------    ------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification Number)

           9001 Perry Highway
        Pittsburgh, Pennsylvania                          15237
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (412) 364-1911
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

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

      Shares outstanding as of November 06, 2008: 2,167,524 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.    Financial Information                                           Page
-------    ---------------------                                           ----

Item 1.    Financial Statements

           Consolidated Balance Sheet as of September 30, 2008 and June
           30, 2008 (Unaudited)                                              3

           Consolidated Statement of Income for the Three Months Ended
           September 30, 2008 and 2007 (Unaudited)                           4

           Consolidated Statement of Changes in Stockholders' Equity for
           the Three Months Ended September 30, 2008 (Unaudited)             5

           Consolidated Statement of Cash Flows for the Three Months
           Ended September 30, 2008 and 2007 (Unaudited)                     6

           Notes to Unaudited Consolidated Financial Statements              8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations for the Three Months Ended
           September 30, 2008                                               12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       18

Item 4.    Controls and Procedures                                          25

Item 4T.   Controls and Procedures                                          25

PART II.   Other Information                                               Page
--------   -----------------                                               ----

Item 1.    Legal Proceedings                                                26
Item 1A.   Risk Factors                                                     26
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      26
Item 3.    Defaults Upon Senior Securities                                  26
Item 4.    Submission of Matters to a Vote of Security Holders              27
Item 5.    Other Information                                                27
Item 6.    Exhibits                                                         27
           Signatures                                                       28

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (In thousands)

                                                                    September 30, 2008   June 30, 2008
                                                                    ------------------   -------------
          Assets
          ------
Cash and due from banks                                             $              826   $         628
Interest-earning demand deposits                                                 1,458           1,198
                                                                    ------------------   -------------
Total cash and cash equivalents                                                  2,284           1,826
Certificates of deposit                                                         10,884           9,398
Investment securities available-for-sale (amortized cost of
   $500 and $ 7,994)                                                               483           7,978
Investment securities held-to-maturity (market value of
   $111,835 and $122,055)                                                      112,437         120,559
Mortgage-backed securities available-for-sale (amortized cost of
   $2,092 and $2,101)                                                            2,166           2,215
Mortgage-backed securities held-to-maturity (market value of
   $204,478 and $211,113)                                                      210,548         213,690
Net loans receivable (allowance for loan losses of $950 and
   $956)                                                                        57,503          56,477
Accrued interest receivable                                                      2,163           2,117
Federal Home Loan Bank stock, at cost                                           10,630           6,931
Premises and equipment                                                             766             766
Other assets                                                                     1,267           1,152
                                                                    ------------------   -------------
      TOTAL ASSETS                                                  $          411,131   $     423,109
                                                                    ==================   =============

      Liabilities and Stockholders' Equity
      ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                                12,648          11,780
   NOW accounts                                                                 16,558          17,569
   Savings accounts                                                             31,433          32,025
   Money market accounts                                                        25,153          23,593
   Certificates of deposit                                                      62,802          64,251
   Advance payments by borrowers for taxes and insurance                           385             924
                                                                    ------------------   -------------
      Total savings deposits                                                   148,979         150,142
Federal Home Loan Bank advances: long-term                                     135,579         135,579
Federal Home Loan Bank advances: short-term                                     85,069              --
Federal Reserve Bank short-term borrowings                                          --          80,600
Other short-term borrowings                                                      4,441          20,000
Accrued interest payable                                                         1,407           1,539
Other liabilities                                                                4,072           3,101
                                                                    ------------------   -------------
      TOTAL LIABILITIES                                                        379,547         390,961
                                                                    ------------------   -------------
Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
   Outstanding                                                                      --              --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
   3,805,636 and 3,805,636 shares issued                                            38              38
Additional paid-in capital                                                      21,376          21,376
Treasury stock: 1,638,112  and 1,578,857 shares at cost,
   Respectively                                                                (24,986)        (24,041)
Retained earnings, substantially restricted                                     35,119          34,712
Accumulated other comprehensive income                                              38              64
Unallocated shares - Recognition and Retention Plans                                (1)             (1)
                                                                    ------------------   -------------
   TOTAL STOCKHOLDERS' EQUITY                                                   31,584          32,148
                                                                    ------------------   -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $          411,131   $     423,109
                                                                    ==================   =============

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                           Three Months Ended
                                                              September 30,
                                                       --------------------------
                                                           2008           2007
                                                       -----------    -----------
INTEREST AND DIVIDEND INCOME:
   Loans                                               $     1,026    $     1,123
   Investment securities                                     1,705          3,383
   Mortgage-backed securities                                1,976          1,933
   Certificates of deposit                                      85             --
   Interest-earning deposits with other institutions             1              2
   Federal Home Loan Bank stock                                 91             96
                                                       -----------    -----------
      Total interest and dividend income                     4,884          6,537
                                                       -----------    -----------

INTEREST EXPENSE:
   Deposits                                                    705          1,138
   Federal Home Loan Bank advances                           1,949          2,358
   Federal Reserve Bank short-term borrowings                   85             --
   Other short-term borrowings                                 296            738
                                                       -----------    -----------
      Total interest expense                                 3,035          4,234
                                                       -----------    -----------

NET INTEREST INCOME                                          1,849          2,303
RECOVERY FOR LOAN LOSSES                                        (6)           (17)
                                                       -----------    -----------
NET INTEREST INCOME AFTER RECOVERY FOR LOAN LOSSES           1,855          2,320
                                                       -----------    -----------

NON-INTEREST INCOME:
   Service charges on deposits                                  91             86
   Investment securities gains                                  --              1
   Other                                                        76             70
                                                       -----------    -----------
      Total non-interest income                                167            157
                                                       -----------    -----------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                              508            508
   Occupancy and equipment                                      82             88
   Data processing                                              63             63
   Correspondent bank service charges                           25             26
   Other                                                       295            257
                                                       -----------    -----------
      Total non-interest expense                               973            942
                                                       -----------    -----------

INCOME BEFORE INCOME TAXES                                   1,049          1,535
INCOME TAXES                                                   292            512
                                                       -----------    -----------
NET INCOME                                             $       757    $     1,023
                                                       ===========    ===========

EARNINGS PER SHARE:
   Basic                                               $      0.35    $      0.45
   Diluted                                             $      0.35    $      0.45

AVERAGE SHARES OUTSTANDING:
   Basic                                                 2,191,776      2,283,510
   Diluted                                               2,191,783      2,284,384

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                 Accumulated
                                                                    Retained        Other
                                         Additional                 Earnings       Compre-     Unallocated
                                Common     Paid-In    Treasury   Substantially     hensive     Shares Held
                                 Stock     Capital     Stock      Restricted        Income        by RRP      Total
                                ------   ----------   --------   -------------   -----------   -----------   -------
Balance at June 30, 2008        $   38   $   21,376   $(24,041)  $      34,712   $        64   $        (1)  $32,148

Comprehensive income:

   Net Income                                                              757                                   757
   Other comprehensive
      income:
      Change in unrealized
         holding gains on
         securities, net of
         income tax effect of
         $13                                                                             (26)                    (26)
                                                                                                             -------

Comprehensive income                                                                                             731

Purchase of 59,255 shares
   of treasury stock                                      (945)                                                 (945)

Exercise of stock
   options                          --           --                                                               --

Cash dividends declared
   ($0.16 per share)                                                      (350)                                 (350)
Other, net                                                                                                        --
                                ------   ----------   --------   -------------   -----------   -----------   -------

Balance at Sept. 30, 2008       $   38   $   21,376   $(24,986)  $      35,119   $        38   $        (1)  $31,584
                                ======   ==========   ========   =============   ===========   ===========   =======

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                  Three Months Ended
                                                                                    September 30,
                                                                                ---------------------
                                                                                   2008        2007
                                                                                ---------   ---------
OPERATING ACTIVITIES

Net income                                                                      $     757   $   1,023
Adjustments to reconcile net income to cash provided by operating activities:
   Recovery for loan losses                                                            (6)        (17)
   Depreciation                                                                        26          34
   Investment securities gains                                                         --          (1)
   Amortization of discounts, premiums and deferred loan fees                        (118)        (28)
   Accretion of discounts - commercial paper                                          (27)       (275)
   (Decrease) increase in accrued and deferred taxes                                  (82)         77
   (Increase) decrease in accrued interest receivable                                 (46)        115
   (Decrease) increase in accrued interest payable                                   (132)        252
   Other, net                                                                         (90)         34
                                                                                ---------   ---------
      Net cash provided by operating activities                                       282       1,214
                                                                                ---------   ---------

INVESTING ACTIVITIES

Available-for-sale:
   Purchases of investments securities                                                 --     (64,583)
   Proceeds from repayments of investments and mortgage-backed securities           7,512      54,403
   Proceeds from sale of mortgage-backed securities                                    --          49
Held-to-maturity:
   Purchases of investment securities                                             (28,367)    (21,929)
   Purchases of mortgage-backed securities                                             --     (17,973)
   Proceeds from repayments of investments                                         36,581       6,204
   Proceeds from repayments of mortgage-backed securities                           3,197       6,205
   Proceeds from sale of investments and mortgage-backed securities                    --         216
Purchases of certificates of deposit                                               (3,072)         --
Maturities/redemptions of certificates of deposit                                   1,584          --
(Increase) decrease in net loans receivable                                        (1,029)        801
Purchase of Federal Home Loan Bank stock                                          (11,174)     (7,049)
Redemption of Federal Home Loan Bank stock                                          7,475       2,490
Acquisition of premises and equipment                                                 (25)        (28)
Other, net                                                                             --           3
                                                                                ---------   ---------
      Net cash provided by (used for) investing activities                         12,682     (41,191)
                                                                                ---------   ---------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                Three Months Ended
                                                                                  September 30,
                                                                              ---------------------
                                                                                 2008        2007
                                                                              ---------   ---------
FINANCING ACTIVITIES

Net increase in transaction and savings accounts                                  1,867       8,633
Net decrease in certificates of deposit                                          (1,449)     (3,635)
Proceeds from Federal Home Loan Bank long-term advances                              --      10,000
Repayments of Federal Home Loan Bank long-term advances                              --      (5,000)
Net increase in FHLB short-term advances                                         85,069      86,325
Net decrease in Federal Reserve Bank short-term borrowings                      (80,600)         --
Net decrease in other short-term borrowings                                     (15,559)    (54,626)
Net decrease in advance payments by borrowers for taxes and insurance              (539)       (635)
Cash dividends paid                                                                (350)       (366)
Funds used for purchase of treasury stock                                          (945)       (967)
Net proceeds from exercise of stock options                                          --          --
                                                                              ---------   ---------
         Net cash (used for) provided by financing activities                   (12,506)     39,729
                                                                              ---------   ---------

         Increase (decrease) in cash and cash equivalents                           458        (248)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                              1,826       2,675
                                                                              ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                                $   2,284   $   2,427
                                                                              =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                            $   3,167   $   3,932
      Income taxes                                                                  361         450

   Non cash items:
      Due to Federal Reserve Bank                                                 2,264         676
      Educational Improvement Tax Credit                                             90          36
      Neighborhood Assistance Act Tax Credit                                          1          --

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
      ---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments
(consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

      In June 2008, the FASB ratified EITF Issue No. 08-4, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios. This Issue provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios, that resulted from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. The adoption of this FSP is not expected to have a material effect on the Company's results of operations or financial position.

      In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company's results of operations or financial position.

      In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company's results of operations or financial position.

      In February 2007, the FASB issued FSP No. FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides. This FSP provides conforming amendments to the illustrations in FAS Statements No. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of FAS Statement No. 158. The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158. The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The adoption of this FSP is not expected to have a material effect on the Company's results of operations or financial position.

      In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of this FSP is not expected to have a material effect on the Company's results of operations or financial position.

3.    EARNINGS PER SHARE
      ------------------

      The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

                                                                      Three Months Ended
                                                                         September 30,
                                                                      2008         2007
                                                                   ----------   ----------
Weighted average common shares issued                               3,805,636    3,790,336
Average treasury stock shares                                      (1,613,860)  (1,506,826)
                                                                   ----------   ----------

Weighted average common shares and common stock equivalents
  used to calculate basic earnings per share                        2,191,776    2,283,510
Additional common stock equivalents (stock options) used to
  calculate diluted earnings per share                                      7          874
                                                                   ----------   ----------

Weighted average common shares and common stock equivalents
  used to calculate diluted earnings per share                      2,191,783    2,284,384
                                                                   ==========   ==========

      All options at September 30, 2008 and September 30, 2007 were included in the computation of diluted earnings per share.

4.    STOCK BASED COMPENSATION DISCLOSURE
      -----------------------------------

      The Company accounts for stock-based compensation in accordance with Financial Accounting Standard (FAS) No. 123R. FAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. The Company did not have any non-vested stock options outstanding during the periods ended September 30, 2008 and 2007. There were no options issued during the periods ended September 30, 2008 and 2007.

5.    COMPREHENSIVE INCOME
      --------------------

      Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

                                         Three Month Ended September 30,
                                         -------------------------------
                                              2008             2007
                                         -------------    --------------

      Net income                                 $ 757           $ 1,023
      Other comprehensive income:
         Unrealized (losses) gains
           on available for sale
           securities                    $ (40)           $ 45
         Less:
         Reclassification
         adjustment for
         gain included in
         net income                         --              (1)
                                         -----   -----    ----   -------
      Other comprehensive (loss) gain
         before tax effect                         (40)               44
      Income tax effect
         related to other
         comprehensive (loss) gain                 (14)               15
                                                 -----           -------
      Other comprehensive (loss)
         gain net of tax                           (26)               29
                                                 -----           -------
      Comprehensive income                       $ 731           $ 1,052
                                                 =====           =======

6.    FAIR VALUE MEASUREMENTS (SFAS NO. 157)
      --------------------------------------

      Effective July 1, 2008, the Company adopted SFAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No. 157 hierarchy are as follows:

Level I: Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:   Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III:  Assets and liabilities that have little to no pricing  observability as of the reported date. These items do not have two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

      The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                                   September 30, 2008
                                        ----------------------------------------
                                        Level I   Level II   Level III    Total
                                        -------   --------   ---------   -------

Assets:

   Securities available for sale        $    --   $  2,166   $      --   $ 2,166

ITEM 2. MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

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

      West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2008.

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

FINANCIAL CONDITION

      The Company's assets totaled $411.1 million at September 30, 2008, as compared to $423.1 million at June 30, 2008. The $12.0 million or 2.8% decrease in total assets was primarily comprised of a $8.1 million or 6.7% decrease in investment securities - held to maturity, a $7.5 million or 93.4% decrease in investment securities - available for sale, and a $3.1 million or 1.5% decrease in mortgage-backed securities - held to maturity, which were partially offset by a $3.7 million or 53.4% increase in Federal Home Loan Bank ("FHLB") stock, a $1.5 million or 15.8% increase in FDIC insured certificates of deposit, a $1.0 million increase in net loans receivable, a $458 thousand increase in cash and cash equivalents, and a $115 thousand or 10.0% increase in deferred taxes and other assets. The decrease in investment securities - held to maturity was primarily attributable to $36.0 million of issuer redemptions prior to maturity (i.e. calls) of fixed rate U.S. Government agency bonds, which was partially offset by purchases of $15.8 million of fixed-rate U.S. Government agency bonds and $12.6 million of short-term investment grade commercial paper. The decrease in investment securities - available for sale was due to $7.5 million in maturities of short-term investment grade commercial paper. The increase in FHLB stock was attributable to higher levels of FHLB borrowings and associated FHLB stock purchase requirements. The increase in FDIC insured certificates of deposit was attributable to an increase of $3.1 million in bank certificates of deposit, which was partially offset by $1.6 million in maturities and early redemptions of bank certificates of deposit. See "Asset and Liability Management".

      The Company's total liabilities decreased $11.5 million or 2.9% to $379.5 million as of September 30, 2008 from $391.0 million as of June 30, 2008. The $11.5 million decrease in total liabilities was primarily comprised of a $80.6 million or 100.0% decrease in short-term Federal Reserve Bank borrowings, a $15.6 million or 77.8% decrease in other short-term borrowings and a $1.2 million or 0.8% decrease in total savings deposits, which were partially offset by a $85.1 million or 100.0% increase in FHLB short-term borrowings and a $971 thousand or 31.3% increase in other liabilities. The respective changes in short-term borrowings were primarily due to more competitive FHLB pricing in contrast to the short-term repurchase agreement and Federal Reserve Bank ("FRB") markets. Certificates of deposit decreased $1.5 million, savings accounts decreased $592 thousand, advance payments by borrowers for taxes and insurance decreased $539 thousand, and demand deposits decreased $143 thousand, while money market accounts increased $1.6 million. The change in money market accounts and certificates of deposit may be in response to lower market yields on certificates of deposit and increased liquidity preferences by depositors in response to unsettled financial markets. Management believes that the changes in savings accounts and advance payments by borrowers for taxes and insurance were primarily attributable to seasonal payments of county, local and school real estate taxes, and transactional needs. The change in other liabilities is primarily attributable to increases in clearing balances due to the Federal Reserve and accrued income taxes payable.

      Total stockholders' equity decreased $564 thousand or 1.8% to $31.6 million as of September 30, 2008, from approximately $32.1 million as of June 30, 2008. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $945 thousand and $350 thousand, respectively, and accumulated other comprehensive income decreased $26 thousand, which were partially offset by net income of $757 thousand for the three months ended September 30, 2008.

RESULTS OF OPERATIONS

      General. WVS reported net income of $757 thousand or $0.35 diluted earnings per share for the three months ended September 30, 2008. Net income decreased by $266 thousand or 26.0% and diluted earnings per share decreased $0.10 or 22.2% for the three months ended September 30, 2008, when compared to the same period in 2007. The decrease in net income was primarily attributable to a $454 thousand decrease in net interest income, a $31 thousand increase in non-interest expense and an $11 thousand decrease in recovery for loan losses, which were partially offset by a $220 thousand decrease in income tax expense and a $10 thousand increase in non-interest income.

      Net Interest Income. The Company's net interest income decreased by $454 thousand or 19.7% for the three months ended September 30, 2008, when compared to the same period in 2007. For the three months ended September 30, 2008, approximately $750 thousand of the decrease in net interest income can be primarily attributed to decreases in average balances of the Company's U.S. Government agency fixed-rate bonds portfolio which was partially offset by higher holdings of floating rate agency mortgage-backed securities. This $750 thousand decrease was offset by a $296 thousand increase in net interest income primarily due to higher realized yields on the Company's corporate and government agency fixed-rate bond portfolio.

      During the three months ended September 30, 2008, the Federal Open Market Committee (FOMC) held its targeted federal funds level at 2.00%. During the three months ending September 30, 2008, the Company also observed a marked upward deviation in the three-month LIBOR as compared to the U.S. federal funds rate. Market participants attributed this upward deviation to liquidity imbalances in LIBOR markets. During this anomalous period the Company benefited by earning a higher than anticipated yield on its LIBOR floating rate CMO portfolio, while enjoying lower costs of short-term funding which were more closely aligned with the targeted federal funds rate. See also Asset and Liability Management.

      Interest Income. Interest on investment securities decreased by $1.7 million or 49.6% for the three months ended September 30, 2008, when compared to the same period in 2007. The decrease for the three months ended September 30, 2008, was primarily attributable to a $1.6 million decrease in interest income on U.S. Government Agency bonds (principally due to issuer redemptions of securities prior to scheduled maturities). The changes in interest income on the various segments of the investment portfolio are primarily attributable to changes in the average balances of the respective segments.

      Interest on net loans receivable decreased $97 thousand or 8.6% for the three months ended September 30, 2008, when compared to the same period in 2007. The decrease for the three months ended September 30, 2008 was primarily attributable to a decrease of 36 basis points in the weighted average yield earned on net loans receivable for the three months ended September 30, 2008, when compared to the same period in 2007, and a $2.4 million decrease in the average balance of net loans receivable outstanding, when compared to the same period in 2007. The decrease in the weighted average yield earned on net loans receivable for the three months ended September 30, 2008, was primarily attributable to rate reductions on the adjustable rate portion of the loan portfolio due to lower market rates on which the adjustments are based. The decrease in the average loan balance outstanding for the three months ended September 30, 2008 was attributable in part to reduced levels of new loan originations among construction and commercial loan products. The Company has limited its portfolio origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

      Dividends on FHLB stock decreased $5 thousand or 5.2% for the three months ended September 30, 2008, when compared to the same period in 2007. The decrease for the three months ended September 30, 2008 was attributable to a $432 thousand decrease in the average balance of FHLB stock when compared to the same period in 2007. The decrease in average balances of FHLB stock held resulted from decreased levels of FHLB borrowings and associated redemptions of the FHLB stock.

      Interest on FDIC insured bank certificates of deposit increased $85 thousand or 100.0% for the three months ended September 30, 2008, when compared to the same period in 2007. The Company began investing in FDIC insured certificates of deposit during the quarter ended March 31, 2008. The certificates ranged in maturity terms from five to twenty-four months.

      Interest on mortgage-backed securities increased $43 thousand or 2.2% for the three months ended September 30, 2008, when compared to the same period in 2007. The increase for the three months ended September 30, 2008 was primarily attributable to a $93.3 million increase in the average balance of U.S. government agency floating-rate mortgage-backed securities outstanding for the period, which was partially offset by a 267 basis point decrease in the weighted average yield earned on U.S. government agency floating-rate mortgage-backed securities, a 276 basis point decrease in the weighted-average yield earned on private label mortgage-backed securities, and a $374 thousand decrease on the average balance outstanding of private label mortgage-backed securities for the three months ended September 30, 2008, when compared to the same period in 2007. The decrease in the weighted average yield earned on mortgage-backed securities was consistent with lower short-term market interest rates for the three months ended September 30, 2008. The increase in the average balances of U.S. government agency mortgage-backed securities during the three months ended September 30, 2008 was primarily attributable to purchases of floating rate U.S. government agency mortgage-backed securities during the period, while the decrease in average balances of private label mortgage-backed securities for the three months ended September 30, 2008 reflects principal paydowns during the period. All mortgage-backed securities purchased during the period were guaranteed by agencies of the U.S. government.

      Interest Expense. Interest paid on other short-term borrowings decreased $442 thousand or 59.9% for the three months ended September 30, 2008 when compared to the same period in 2007. The decrease for the three months ended September 30, 2008 was primarily attributable to a 317 basis point decrease in rates paid on other short-term borrowings and a $1.4 million decrease in average balances of other short-term borrowings during the period. The decrease in rates paid reflect lower short-term market interest rates while the decrease in average balances of other short-term borrowings is attributable to more favorable short-term borrowing rates offered by the FHLB and Federal Reserve Bank.

      Interest expense on deposits and escrows decreased $433 thousand or 38.1% for the three months ended September 30, 2008, when compared to the same period in 2007. The decrease in interest expense on deposits for the three months ended September 30, 2008 was primarily attributable to a 137 basis point decrease in the weighted average rate paid on time deposits, a 208 basis point decrease in the weighted average rate paid on money markets, and a $10.6 million decrease in the average balance of time deposits, which were partially offset by a $4.2 million increase in the average balance of money markets, when compared to the same period in 2007. The decrease in average yields of time deposits and money markets reflects lower market rates for the three months ended September 30, 2008 while the change in average balances for time deposits and money markets may be in response to increased liquidity preferences by depositors in response to unsettled financial markets.

      Interest paid on FHLB advances decreased $409 thousand or 17.4% for the three months ended September 30, 2008, when compared to the same period in 2007. The decrease for the three months ended September 30, 2008 was attributable to a $23.1 million decrease in the average balance of FHLB short-term advances and a 320 basis point decrease in rates paid on FHLB short-term advances, which was partially offset by a $2.6 million increase in the average balance of FHLB long-term advances when compared to the same period in 2007. The decreases in the average balances of FHLB short-term advances was primarily attributable to more favorable short-term borrowing rates offered by the Federal Reserve Bank, while the decrease in rates paid reflect lower short-term market interest rates.

      Interest paid on FRB short-term borrowings increased $85 thousand or 100% for the three months ended September 30, 2008, when compared to the same period in 2007. The increase for the three months ended September 30, 2008 was attributable to a $15.0 million increase in the average balances of FRB short-term borrowings. The increase in average balances of FRB short-term borrowings is attributable to more favorable short-term borrowing rates offered by the Federal Reserve Bank.

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

      The Company recorded a recovery for loan losses of $6 thousand for the three months ended September 30, 2008 compared to a recovery for loan losses of $17 thousand for the same period in 2007. At September 30, 2008, the Company's total allowance for loan losses amounted to $950 thousand or 1.6% of the Company's total loan portfolio, as compared to $956 thousand or 1.7% at June 30, 2008.

      Non-Interest Income. Non-interest income increased by $10 thousand or 6.4% for the three months ended September 30, 2008, when compared to the same period in 2007. The increase was primarily attributable to increased levels of service charges on deposit accounts and increased levels of ATM and debit card fee income.

      Non-Interest Expense. Non-interest expense increased $31 thousand or 3.3% for the three months ended September 30, 2008, when compared to the same period in 2007. The increase for the three months ended September 30, 2008 was principally attributable to a $60 thousand increase in charitable contributions eligible for PA tax credits, which were partially offset by a $18 thousand decrease in legal expense and a $13 thousand decrease in advertising costs when compared to the same period in 2007.

      Income Tax Expense. Income tax expense decreased $220 thousand or 43.0% for the three months ended September 30, 2008, when compared to the same period in 2007. The decrease for the three months ended September 30, 2008 was primarily due to PA educational improvement tax credits recognized on charitable contributions and lower levels of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities totaled $282 thousand during the three months ended September 30, 2008. Net cash provided by operating activities was primarily comprised of $757 thousand of net income, which was partially offset by a $132 thousand decrease in accrued interest payable, a $145 thousand in accretion of discounts, premiums and deferred loan fees, $82 thousand decrease in accrued and deferred income taxes, and a $46 thousand increase in accrued interest receivable.

      Funds provided by investing activities totaled $12.7 million during the three months ended September 30, 2008. Primary sources of funds during the three months ended September 30, 2008, included maturities and repayments of investment securities, FHLB stock, mortgage-backed securities and certificates of deposit totaling $44.1 million, $7.5 million, $3.2 million and $1.6 million, respectively, and a $1.0 million increase in net loans receivable, which were partially offset by purchases of investments, FHLB stock and certificates of deposit totaling $28.4 million, $11.2 million and $3.1 million, respectively. Short-term investment grade commercial paper purchases, included in investment securities purchases, totaled $12.6 million; and maturities of short-term commercial paper totaled $7.5 million.

      Funds used for financing activities totaled $12.5 million for the three months ended September 30, 2008. The primary uses included an $80.6 million decrease in short-term FRB borrowings, a $15.6 million decrease in other short-term borrowings, a $1.2 million decrease in deposits, $945 thousand in treasury stock purchases and $350 thousand in cash dividends paid on the Company's common stock, which were partially offset by a $85.1 million increase in FHLB short-term advances. The decrease in other short-term borrowings reflects lower short-term rates available through the Federal Home Loan Bank. The $1.2 million decrease in total deposits consisted of a $1.4 million decrease in time deposits, a $592 thousand decrease in passbook accounts, a $539 decrease in mortgage escrow accounts and a $143 thousand decrease in demand deposits, which were partially offset by a $1.6 million increase in money market deposits. The increase in money market balances may be attributable to lower market yields on certificates of deposits and increased liquidity preferences by depositors in response to unsettled financial markets. The decreases in passbook and escrow accounts were due primarily to the payments of local property taxes by and for customers. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

      The Company's primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB and FRB advances and other borrowings. At September 30, 2008, total approved loan commitments outstanding amounted to approximately $695 thousand. At the same date, commitments under unused lines of credit amounted to $5.9 million and the unadvanced portion of construction loans approximated $10.2 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2008 totaled $46.7 million. Management believes that a significant portion of maturing deposits will remain with the Company.

      Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and FRB and other borrowings, to provide the cash utilized in investing activities. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

      On October 28, 2008, the Company's Board of Directors declared a cash dividend of $0.16 per share payable November 20, 2008, to shareholders of record at the close of business on November 10, 2008. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

      As of September 30, 2008, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $31.5 million or 21.1% and $32.5 million or 21.8%, respectively, of total risk-weighted assets, and Tier I leverage capital of $31.5 million or 7.69% of average quarterly assets.

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

      The Company's nonperforming assets at September 30, 2008 totaled approximately $1.2 million or 0.3% of total assets as compared to $1.6 million or 0.4% of total assets at June 30, 2008. Nonperforming assets at September 30, 2008 consisted of: one commercial real estate loan totaling $972 thousand, four single-family real estate loans totaling $231 thousand, two home equity lines of credit totaling $5 thousand and one secured line of credit totaling $17 thousand. These loans are in various stages of collection activity.

      The $356 thousand decrease in nonperforming assets during the three months ended September 30, 2008 was attributable to the payoff in full of a $356 thousand non-performing speculative construction loan.

      At September 30, 2008, the Company had one previously restructured and non-performing commercial real estate loan to a retirement village located in the North Hills totaling $972 thousand. The Savings Bank's outstanding principal balance totaled $2.0 million at June 30, 2003. During the quarter ended September 30, 2003, the Savings Bank redeemed $388 thousand of participating interests. During the quarter ended December 31, 2003, the Bank sold a forty percent participating interest to another financial institution at par resulting in proceeds totaling $979 thousand. The Savings Bank's outstanding principal balance totaled $972 thousand at June 30, 2008. The Company had recorded interest received on this credit on a cost recovery basis until September 30, 2003 when it began to recognize interest income. During the three months ended September 30, 2008 the Company received and recognized $10 thousand of interest income. The project is experiencing lower than desired levels of occupancy, and the borrower is working to increase occupancy. The Company is in negotiations to work-out this credit, however, at this time, the Company cannot predict the final form or outcome of the work-out negotiations.

      At September 30, 2008, the Company had one previously restructured loan secured by undeveloped land totaling $318 thousand and one previously restructured unsecured loan totaling $18 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, the Company had recorded interest payments received on a cost recovery basis until June 30, 2006 and is now recording interest income.

      During the three months ended September 30, 2008, approximately $9 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the three months ended September 30, 2008. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

      During the three months ending September 30, 2008, liquidity conditions in the short-term credit (e.g. LIBOR, repurchase agreement, commercial paper) markets significantly deteriorated. The deterioration of liquidity in the short-term credit markets can be traced to: the bankruptcy of Lehman Brothers, the collapse of AIG and the inability of several large money market funds to honor redemption requests at par value. Management utilized FHLB and the FRB discount window periodically due to advantageous pricing and will continue to monitor the Federal Reserve's Term Auction Facility should an appropriate opportunity arise. Management has also observed a marked upward deviation in short-term LIBOR as compared to the Federal Reserve's targeted federal funds rate. Should this deviation continue, the Company may earn additional net interest income. Management expects this situation to reverse over time as liquidity is restored to the global short-term credit markets.

      The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007 and March 31,
2008, June 30, 2008 and September 30, 2008. The difference in yields on the two and ten year Treasury's is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

                                         Yield on:
                                   -------------------
                        Targeted    Two (2)   Ten (10)
                         Federal     Year       Year        Shape of Yield
                          Funds    Treasury   Treasury          Curve
                        --------   --------   --------   -------------------

September 30, 2006        5.25%      4.71%      4.64%          Inverted
December 31, 2006         5.25%      4.82%      4.71%          Inverted
March 31, 2007            5.25%      4.58%      4.65%     Slightly Positive
June 30, 2007             5.25%      4.87%      5.03%     Slightly Positive
September 30, 2007        4.75%      3.97%      4.59%    Moderately Positive
December 31, 2007         4.25%      3.05%      4.04%          Positive
March 31, 2008            2.25%      1.62%      3.45%          Positive
June 30, 2008             2.00%      2.63%      3.99%          Positive
September 30, 2008        2.00%      2.00%      3.85%          Positive

      These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and continued high levels of interest rate volatility have impacted prepayments on the Company's loan, investment and mortgage-backed securities portfolios and have caused a marked compression of industry-wide net interest margins. Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the three months ended September 30, 2008, totaled $6.3 million, $44.1 million and $3.2 million, respectively. Included in the Company's investment repayments are commercial paper maturities totaling $7.5 million.

      The term premium of market interest rates is often used to determine the relative merits of taking an additional interest rate risk and to gauge the market's expectation of future interest rates. Due to changes in the term premium of market interest rates experienced during the three months ended September 30, 2008 the Company adjusted its asset/liability mix in several ways. Intermediate term callable U.S. Government Agency securities were purchased early on during the quarter ended September 30, 2008. As financial market conditions deteriorated, the Company purchased short-term investment grade commercial paper. With respect to short-term borrowings, the Company replaced FRB short-term borrowings and broker repurchase agreements ("other short-term borrowings") with FHLB short-term borrowings due to lower borrowing costs at the FHLB.

      Due to the term structure of market interest rates, continued weakness in the economy, an excess supply of existing homes available for sale, and lower levels of housing starts, the Company continued to reduce its portfolio originations of long-term fixed rate mortgages while continuing to offer such loans on a correspondent basis. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank's market area. We expect that the housing market likely will continue to be weak through fiscal 2009. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans, primarily on residential properties, to partially increase interest income while limiting interest rate risk. The Company has also emphasized higher yielding home equity and small business loans to existing customers and seasoned prospective customers.

      The Company purchased short-term investment grade commercial paper to earn a favorable financing spread and to provide higher levels of liquidity due to turmoil in the world financial markets. The Company also continued to purchase intermediate term fixed rate callable U. S. Government Agency bonds and FDIC insured bank certificates of deposit in order to earn a spread against the Company's various borrowings while limiting interest rate risk within the portfolio. Each of the aforementioned strategies also helped to better match the interest-rate and liquidity risks associated with the Savings Bank's customers' liquidity preference for shorter term money market and time deposit products.

      During the quarter ended September 30, 2008, principal investment purchases were comprised of: callable fixed rate U.S. Government agency bonds with initial lock-out periods as follows: 0 - 3 months - $9.0 million with a weighted average yield to call of approximately 10.00% and a weighted average yield to maturity of 6.04%; 6 - 12 months - $4.1 million with a weighted average yield to call of approximately 6.11%; and over 36 months - $2.6 million with a weighted average yield to call of approximately 6.09%; and short-term investment grade commercial paper - $12.6 million with a weighted average yield of 5.93%. The Company also purchased $3.1 million of FDIC bank insured certificates of deposit with a weighted average yield of 4.38%. Major investment proceeds received during the quarter ended September 30, 2008 were: callable government agency bonds - $36.0 million with a weighted average yield of approximately 6.01%; short-term investment grade commercial paper - $7.5 million with a weighted average yield of approximately 3.16%; mortgage-backed securities - $3.2 million. The Company also had $1.6 million in FDIC insured bank certificates of deposit mature or be redeemed with a weighted average yield of approximately 3.59%.

      As of September 30, 2008, the implementation of these asset and liability management initiatives resulted in the following:

  1) $210.5 million or 99.0% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were comprised of floating rate instruments that reprice on a monthly basis.

  2) $72.9 million or 64.6% of the Company's investment portfolio was comprised of fixed-rate callable U.S. Government Agency bonds which are callable as follows: 3 months or less - $32.8 million; 3 - 6 months - $7.3 million; 6
      - 12 months - $23.0 million; and 1 - 3 years - $9.8 million; These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates.

  3) $12.6 million or 11.2% of the Company's investment portfolio was comprised of investment grade commercial paper with maturities of less than 10 days.

  4) $12.8 million or 11.3% of the Company's investment portfolio consisted of investment grade fixed rate corporate bonds with maturities between six and eighteen months;

  5) $5.7 million or 5.0% of the Company's investment portfolio consisted of investment grade floating rate corporate bonds which will reprice within three months and will mature within three to nine months;

  6) $10.9 million or 2.7% of the Company's total assets consisted of FDIC insured bank certificates of deposit with remaining maturities ranging from one to eighteen months;

  7) An aggregate of $30.1 million or 52.3% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months; and

  8) The maturity distribution of the Company's borrowings is as follows: 1 month or less - $89.5 million or 39.8%; 6 - 12 months - $5.5 million or 2.4%; 1 - 3 years - $112.6 million or 50.0%; and over 5 years - $17.5 million or 7.8%.

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

                                              September 30,          June 30,
                                              -------------   ---------------------
                                                  2008          2008         2007
                                              -------------   ---------   ---------
                                                     (Dollars in Thousands)
Interest-earning assets maturing or
   repricing within one year                  $     369,585   $ 377,916   $ 206,136
Interest-bearing liabilities maturing or
   repricing within one year                        192,240     207,133     187,494
                                              -------------   ---------   ---------

Interest sensitivity gap                      $     177,345   $ 170,783   $  18,642
                                              =============   =========   =========
Interest sensitivity gap as a percentage of
   total assets                                       43.14%      40.36%       4.57%
Ratio of assets to liabilities
   maturing or repricing within one year             192.25%     182.45%     109.94%

      During the quarter ended September 30, 2008, the Company managed its one year interest sensitivity gap by: (1) limiting the portfolio origination of long-term fixed rate mortgages; (2) emphasizing loans with shorter-terms or repricing frequencies; (3) adjusting its investment portfolio to include investment grade fixed and floating rate corporate bonds, (4) investing in short-term investment grade commercial paper, and (5) investing in shorter-term FDIC insured bank certificates of deposit.

      The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at September 30, 2008. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

                        Cumulative Stressed Repricing Gap
                        ---------------------------------

                        Month 3   Month 6   Month 12   Month 24   Month 36   Month 60   Long Term
                        -------   -------   --------   --------   --------   --------   ---------
                                                  (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative Gap ($'s)   114,407   104,039    105,454     47,572    (20,710)     9,882      32,839
% of Total Assets          27.8%     25.3%      25.6%      11.6%      -5.0%       2.4%        8.0%
Base Case Up 100 bp
-------------------
Cummulative Gap ($'s)   114,756   104,675    106,393     48,529    (12,674)    20,993      32,839
% of Total Assets          27.9%     25.5%      25.9%      11.8%      -3.1%       5.1%        8.0%
Base Case No Change
-------------------
Cummulative Gap ($'s)   148,747   146,911    177,345    125,515     60,584     61,352      32,839
% of Total Assets          36.2%     35.7%      43.1%      30.5%      14.7%      14.9%        8.0%
Base Case Down 100 bp
---------------------
Cummulative Gap ($'s)   150,444   149,933    182,165    131,925     67,036     65,360      32,839
% of Total Assets          36.6%     36.5%      44.3%      32.1%      16.3%      15.9%        8.0%
Base Case Down 200 bp
---------------------
Cummulative Gap ($'s)   150,825   150,625    183,168    133,008     68,011     65,498      32,839
% of Total Assets          36.7%     36.6%      44.6%      32.4%      16.5%      15.9%        8.0%

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

      The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2008. This analysis was done assuming that the interest-earning assets will average approximately $412 million over a projected twelve month period for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at September 30, 2008.

           Analysis of Sensitivity to Changes in Market Interest Rates
           -----------------------------------------------------------

                                    ----------------------------------------------------
                                           Modeled Change in Market Interest Rates
                                    ----------------------------------------------------
Estimated impact on:                  -200       -100         0        +100       +200
--------------------                --------   --------   --------   --------   --------
   Change in net interest income       -60.5%     -26.3%                 17.0%      34.7%

   Return on average equity             0.63%      6.01%      9.97%     12.42%     14.92%

   Return on average assets             0.05%      0.46%      0.77%      0.98%      1.18%

   Market value of equity (in
      thousands)                    $ 25,438   $ 29,406   $ 32,127   $ 34,823   $ 32,225

      The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2008.

                            Anticipated Transactions
            -------------------------------------------------------
                                             (Dollars in Thousands)
            Undisbursed construction and
               land development loans
                  Fixed rate                                $ 4,072
                                                               7.07%

                  Adjustable rate                           $ 6,088
                                                               5.92%

            Undisbursed lines of credit
                  Adjustable rate                           $ 5,298
                                                               5.72%

            Loan origination commitments
                  Fixed rate                                $   695
                                                               6.87%

            Letters of credit
                  Adjustable rate                           $   549
                                                               6.00%
                                                            -------

                                                            $16,702
                                                            =======

      In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2008, the Savings Bank had five performance standby letters of credit outstanding totaling approximately $262 thousand and two financial letter of credit totaling $287 thousand. All performance letters of credit are secured by developed property while the financial letter of credits are secured by certificates of deposit. All of the letters of credit will mature within twelve months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.  CONTROLS AND PROCEDURES

         Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

         (a) Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934).

               Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

               Based on this assessment, management believes that, as of September 30, 2008, the Company's internal control over financial reporting was effective.

          (b) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings
        -----------------

     The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

ITEM 1A. Risk Factors
         ------------

      There are no material changes to the risk factors included in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

      (a)   Not applicable.

      (b)   Not applicable.

      (c) The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended September 30, 2008.

      ------------------------------------------------------------------------------------------------
                                 ISSUER PURCHASES OF EQUITY SECURITIES
      ------------------------------------------------------------------------------------------------
                                                               Total Number of      Maximum Number of
                              Total                           Shares Purchased     Shares that May Yet
                            Number of                        as Part of Publicly     Be Repurchased
                             Shares        Average Price     Announced Plans or    Under the Plans or
             Period         Purchased   Paid per Share ($)      Programs (1)          Programs (2)
      ------------------------------------------------------------------------------------------------
      07/01/08 - 07/31/08     35,800           15.96               35,800                  28,794
      ------------------------------------------------------------------------------------------------
      08/01/08 - 08/31/08     23,455           15.92               23,455                  45,339
      ------------------------------------------------------------------------------------------------
      09/01/08 - 09/30/08          0              --                    0                  45,339
      ------------------------------------------------------------------------------------------------
           Total              59,255           15.95               59,255                  45,339
      ------------------------------------------------------------------------------------------------

----------
      (1) All shares indicated were purchased under the Company's Ninth Stock Repurchase Program.

      (2)   Ninth Stock Repurchase Program

                  (a)   Announced August 14, 2007 and amended August 26, 2008.

                  (b) 125,000 common shares approved for repurchase announced on August 14, 2007. Additional 40,000 shares approved for repurchase and announced on August 26, 2008 for an amended total of 165,000 shares approved for repurchase.

                  (c)   No fixed date of expiration.

                  (d) This program has not expired and has 45,339 shares remaining to be repurchased at September 30, 2008.

                  (e)   Not applicable.

ITEM 3. Defaults Upon Senior Securities
        -------------------------------

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      (a) The Company's 2008 Annual Meeting of Stockholders was held on October 28, 2008.

      (b)   Not applicable.

      (c) Three matters were voted upon at the annual meeting held on October 28, 2008: Item 1: Proposal to elect two directors for a four-year term or until their successors are elected and qualified; Item 2:
            Proposal to approve the WVS Financial Corp 2008 Stock Incentive Plan; and Item 3: Proposal to ratify the appointment by the Board of Directors of S.R. Snodgrass, A.C. as the Company's Independent
            Registered Public Accounting Firm for the fiscal year ending June 30, 2009.

            Each of the three proposals received stockholder approval. There were 2,167,524 shares outstanding on the record date eligible to vote at the meeting and 1,799,961 shares were present in person or by proxy at the meeting. The voting record with respect to each item voted upon is enumerated below:

             Item            Nominee
            Number       (if Applicable)          For       Against    Abstain
            ------   ----------------------    ---------    -------    -------

              1      David J. Bursic           1,699,279    100,682
                     Jonathan D. Hoover        1,702,910     97,051

              2      Approval     of    WVS
                     Financial  Corp.  2008
                     Stock  Incentive  Plan    1,167,767    165,965     68,187

              3      Ratification   of  the
                     registered independent
                     public accounting firm    1,791,418      6,263      2,280

            There were no broker non-votes with respect to items 1 and 3. There were 386,242 broker non-votes with respect to Item 2.

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

                                     WVS FINANCIAL CORP.

      November 10, 2008          BY:  /s/ David J. Bursic
      Date                           ------------------------------------------
                                      David J. Bursic
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

      November 10, 2008          BY:  /s/ Keith A. Simpson
      Date                           ------------------------------------------
                                      Keith A. Simpson
                                      Vice-President, Treasurer and Chief
                                      Accounting Officer
                                      (Principal Accounting Officer)