Form 10-Q
period 2008-12-31
WVS FINANCIAL CORP
filed 2009-02-13
CIK 910679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2008

                                       or

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

                                 (412) 364-1911
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
YES [X] NO [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]                   Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a  Smaller reporting company [X]
                          smaller reporting
                          company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
YES [ ] NO [X]

      Shares outstanding as of February 11, 2009: 2,117,285 shares Common Stock, $.01 par value.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

                                      INDEX
                                      -----

PART I.        Financial Information                                       Page
-------        ---------------------                                       ----

Item 1.        Financial Statements

               Consolidated Balance Sheet as of
               December 31, 2008 and June 30, 2008
               (Unaudited)                                                   3

               Consolidated Statement of Income
               for the Three and Six Months Ended
               December 31, 2008 and 2007 (Unaudited)                        4

               Consolidated Statement of Changes in
               Stockholders' Equity for the Six Months
               Ended December 31, 2008 (Unaudited)                           5

               Consolidated Statement of Cash Flows
               for the Six Months Ended December 31,
               2008 and 2007 (Unaudited)                                     6

               Notes to Unaudited Consolidated
               Financial Statements                                          8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations for the Three and Six Months
               Ended December 31, 2008                                      15

Item 3.        Quantitative and Qualitative Disclosures
               about Market Risk                                            22

Item 4.        Controls and Procedures                                      28

Item 4T.       Controls and Procedures                                      28

PART II.       Other Information                                           Page
--------       -----------------                                           ----

Item 1.        Legal Proceedings                                            29
Item 1A.       Risk Factors                                                 29
Item 2.        Unregistered Sales of Equity Securities and
               Use of Proceeds                                              30
Item 3.        Defaults Upon Senior Securities                              30
Item 4.        Submission of Matters to a Vote of Security Holders          30
Item 5.        Other Information                                            31
Item 6.        Exhibits                                                     31
               Signatures                                                   32

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (In thousands)

                                                                    December 31, 2008   June 30, 2008
                                                                    -----------------   -------------
         Assets
         ------
Cash and due from banks                                             $             677   $         628
Interest-earning demand deposits                                                1,172           1,198
                                                                    -----------------   -------------
Total cash and cash equivalents                                                 1,849           1,826
Certificates of deposit                                                        23,025           9,398
Investment securities available-for-sale (amortized cost of
   $500 and $ 7,994)                                                              489           7,978
Investment securities held-to-maturity (market value of
   $137,069 and $122,055)                                                     135,649         120,559
Mortgage-backed securities available-for-sale (amortized cost of
   $2,082 and $2,101)                                                           2,138           2,215
Mortgage-backed securities held-to-maturity (market value of
   $183,227 and $211,113)                                                     209,427         213,690
Net loans receivable (allowance for loan losses of $977 and $956)              57,731          56,477
Accrued interest receivable                                                     1,848           2,117
Federal Home Loan Bank stock, at cost                                          10,876           6,931
Premises and equipment                                                            741             766
Other assets                                                                      979           1,152
                                                                    -----------------   -------------
         TOTAL ASSETS                                               $         444,752   $     423,109
                                                                    =================   =============

         Liabilities and Stockholders' Equity
         ------------------------------------
Liabilities:
Savings Deposits:
   Non-interest-bearing accounts                                               13,600          11,780
   NOW accounts                                                                17,925          17,569
   Savings accounts                                                            31,413          32,025
   Money market accounts                                                       24,845          23,593
   Certificates of deposit                                                     58,879          64,251
   Advance payments by borrowers for taxes and insurance                          627             924
                                                                    -----------------   -------------
      Total savings deposits                                                  147,289         150,142
Federal Home Loan Bank advances: long-term                                    135,579         135,579
Federal Home Loan Bank advances: short-term                                        --              --
Federal Reserve Bank short-term borrowings                                    126,785          80,600
Other short-term borrowings                                                        --          20,000
Accrued interest payable                                                        1,316           1,539
Other liabilities                                                               2,110           3,101
                                                                    -----------------   -------------
      TOTAL LIABILITIES                                                       413,079         390,961
                                                                    -----------------   -------------

Stockholders' equity:
Preferred stock:
   5,000,000 shares, no par value per share, authorized; none
      outstanding                                                                  --              --
Common stock:
   10,000,000 shares, $.01 par value per share, authorized;
      3,805,636 and 3,805,636 shares issued                                        38              38
Additional paid-in capital                                                     21,379          21,376
Treasury stock: 1,673,851 and 1,578,857 shares at cost,
   Respectively                                                               (25,556)        (24,041)
Retained earnings, substantially restricted                                    35,783          34,712
Accumulated other comprehensive income                                             30              64
Unallocated shares - Recognition and Retention Plans                               (1)             (1)
                                                                    -----------------   -------------
      TOTAL STOCKHOLDERS' EQUITY                                               31,673          32,148
                                                                    -----------------   -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $         444,752   $     423,109
                                                                    =================   =============

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                    Three Months Ended           Six Months Ended
                                                       December 31,                December 31,
                                                -------------------------   -------------------------
                                                    2008          2007          2008          2007
                                                -----------   -----------   -----------   -----------
INTEREST AND DIVIDEND INCOME:
   Loans                                        $     1,010   $     1,107   $     2,037   $     2,231
   Investment securities                              1,784         2,969         3,489         6,352
   Mortgage-backed securities                         2,003         2,294         3,978         4,227
   Certificates of deposit                              153            --           239            --
   Interest-earning deposits with other
      institutions                                       --            --             1             2
   Federal Home Loan Bank stock                          47           127           137           223
                                                -----------   -----------   -----------   -----------
      Total interest and dividend income              4,997         6,497         9,881        13,035
                                                -----------   -----------   -----------   -----------

INTEREST EXPENSE:
   Deposits                                             593         1,056         1,299         2,194
   Federal Home Loan Bank advances                    1,990         2,401         3,938         4,760
   Federal Reserve Bank short-term borrowings            65            --           150            --
   Other short-term borrowings                            3           708           299         1,445
                                                -----------   -----------   -----------   -----------
      Total interest expense                          2,651         4,165         5,686         8,399
                                                -----------   -----------   -----------   -----------

NET INTEREST INCOME                                   2,346         2,332         4,195         4,636
PROVISION (RECOVERY) FOR LOAN LOSSES                     27            11            21            (6)
                                                -----------   -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION
   (RECOVERY) FOR LOAN LOSSES                         2,319         2,321         4,174         4,642
                                                -----------   -----------   -----------   -----------

NON-INTEREST INCOME:
   Service charges on deposits                           82            83           173           169
   Investment securities gains                           --            --            --             1
   Other                                                 74            62           150           131
                                                -----------   -----------   -----------   -----------
      Total non-interest income                         156           145           323           301
                                                -----------   -----------   -----------   -----------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                       561           517         1,069         1,025
   Occupancy and equipment                               82            87           165           175
   Data processing                                       62            65           125           127
   Correspondent bank service charges                    21            24            46            50
   Other                                                236           262           531           519
                                                -----------   -----------   -----------   -----------
      Total non-interest expense                        962           955         1,936         1,896
                                                -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                            1,513         1,511         2,561         3,047
INCOME TAXES                                            501           463           793           975
                                                -----------   -----------   -----------   -----------
NET INCOME                                      $     1,012   $     1,048   $     1,768   $     2,072
                                                ===========   ===========   ===========   ===========

EARNINGS PER SHARE:
   Basic                                        $      0.47   $      0.46   $      0.81   $      0.91
   Diluted                                      $      0.47   $      0.46   $      0.81   $      0.91

AVERAGE SHARES OUTSTANDING:
   Basic                                          2,159,271     2,261,544     2,175,524     2,272,527
   Diluted                                        2,159,560     2,261,783     2,175,672     2,273,084

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In thousands)

                                                                                      Accumulated
                                                                         Retained        Other
                                            Additional                   Earnings       Compre-     Unallocated
                                   Common     Paid-In     Treasury    Substantially     hensive     Shares Held
                                    Stock     Capital       Stock       Restricted       Income        by RRP       Total
                                   ------   ----------   ----------   -------------   -----------   -----------   --------
Balance at June 30, 2008           $   38   $   21,376   $  (24,041)  $      34,712   $        64   $        (1)  $ 32,148

Comprehensive income:

   Net Income                                                                 1,768                                  1,768
   Other comprehensive
      income:
         Change in unrealized
            holding gains on
            securities, net of
            income tax effect of
            $18                                                                               (34)                     (34)
                                                                                                                  --------

Comprehensive income                                                                                                 1,734

Purchase of 94,994 shares
   of treasury stock                                         (1,515)                                                (1,515)

Exercise of stock options              --           --                                                                  --

Effect of compensation
   expense for stock options                         3                                                                   3

Cash dividends declared
   ($0.32 per share)                                                           (697)                                  (697)

Other, net                             --           --           --              --            --            --         --
                                   ------   ----------   ----------   -------------   -----------   -----------   --------

Balance at Dec. 31, 2008           $   38   $   21,379   $  (25,556)  $      35,783   $        30   $        (1)  $ 31,673
                                   ======   ==========   ==========   =============   ===========   ===========   ========

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                     Six Months Ended
                                                                                       December 31,
                                                                                  -----------------------
                                                                                     2008         2007
                                                                                  ---------    ---------
OPERATING ACTIVITIES

Net income                                                                        $   1,768    $   2,072
Adjustments to reconcile net income to cash provided by operating activities:
   Provision (recovery) for loan losses                                                  21           (6)
      Depreciation                                                                       53           65
      Investment securities gains                                                        --           (1)
      Amortization of discounts, premiums and deferred loan fees                       (242)        (135)
      Accretion of discounts - commercial paper                                        (262)        (494)
      Increase in accrued and deferred taxes                                            357            8
      Decrease in accrued interest receivable                                           269          170
      (Decrease) increase in accrued interest payable                                  (223)         235
      (Decrease) increase in deferred director compensation payable                    (805)          32
      Other, net                                                                         33           11
                                                                                  ---------    ---------
         Net cash provided by operating activities                                      969        1,957
                                                                                  ---------    ---------

INVESTING ACTIVITIES

Available-for-sale:
      Purchases of investments securities                                                --      (85,398)
      Proceeds from repayments of investments and mortgage-backed securities          7,521       74,412
      Proceeds from sale of mortgage-backed securities                                   --           49
Held-to-maturity:
      Purchases of investment securities                                           (109,748)     (34,050)
      Purchases of mortgage-backed securities                                            --      (54,373)
      Proceeds from repayments of investments                                        94,991       64,722
      Proceeds from repayments of mortgage-backed securities                          4,446        9,286
      Proceeds from sale of investments and mortgage-backed securities                   --          216
Purchases of certificates of deposit                                                (16,256)          --
Maturities/redemptions of certificates of deposit                                     2,623           --
(Increase) decrease in net loans receivable                                          (1,291)         595
Purchase of Federal Home Loan Bank stock                                            (13,242)     (12,245)
Redemption of Federal Home Loan Bank stock                                            9,298        8,841
Acquisition of premises and equipment                                                   (28)         (36)
Other, net                                                                               --           --
                                                                                  ---------    ---------
         Net cash used for investing activities                                     (21,686)     (27,981)
                                                                                  ---------    ---------

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                              Six Months Ended
                                                                                December 31,
                                                                            --------------------
                                                                              2008        2007
                                                                            --------    --------
FINANCING ACTIVITIES

Net increase in transaction and savings accounts                               2,436          11
Net decrease in certificates of deposit                                       (5,372)     (5,955)
Proceeds from Federal Home Loan Bank long-term advances                           --      10,000
Repayments of Federal Home Loan Bank long-term advances                           --      (5,000)
Net increase in FHLB short-term advances                                          --      38,600
Net increase in Federal Reserve Bank short-term borrowings                    46,185          --
Net decrease in other short-term borrowings                                  (20,000)    (10,107)
Net decrease in advance payments by borrowers for taxes and insurance           (297)       (320)
Cash dividends paid                                                             (697)       (729)
Funds used for purchase of treasury stock                                     (1,515)     (1,136)
Net proceeds from exercise of stock options                                       --         205
                                                                            --------    --------
         Net cash provided by financing activities                            20,740      25,569
                                                                            --------    --------

         Increase (decrease) in cash and cash equivalents                         23        (455)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                           1,826       2,675
                                                                            --------    --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                              $  1,849    $  2,220
                                                                            ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the period for:
      Interest on deposits, escrows and borrowings                          $  5,909    $  8,164
      Income taxes                                                          $    421    $    980

   Non-cash items:
      Unfunded Security Commitment                                                --    $  5,004
      Due to Federal Reserve Bank                                           $    841    $  1,260
      Educational Improvement Tax Credit                                    $    135    $    135

     See accompanying notes to unaudited consolidated financial statements.

                       WVS FINANCIAL CORP. AND SUBSIDIARY
                       ----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
      ---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments
(consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

      In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections). The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of this FSP is not expected to have a material effect on the Company's results of operations or financial position.

      In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("FAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

      In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

      In September 2006, the FASB issued FAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

      In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. The adoption of this FSP is not expected to have a material effect on the Company's results of operations or financial position.

      In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company's results of operations or financial position.

      In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to improve an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the FSP are to be provided for fiscal years ending after December 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company's results of operations or financial position.

3.    EARNINGS PER SHARE
      ------------------

      The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

                                             Three Months Ended             Six Months Ended
                                                December 31,                  December 31,
                                        ---------------------------   ---------------------------
                                            2008           2007           2008           2007
                                        ------------   ------------   ------------   ------------
Weighted average common shares
   outstanding                             3,805,636      3,796,861      3,805,636      3,793,599

Average treasury stock shares             (1,646,365)    (1,535,317)    (1,630,112)    (1,521,072)
                                        ------------   ------------   ------------   ------------
Weighted average common shares
   and common stock equivalents
   used to calculate basic earnings
   per share                               2,159,271      2,261,544      2,175,524      2,272,527

Additional common stock
   equivalents (stock options) used
   to calculate diluted earnings
   per share                                     289            239            148            557
                                        ------------   ------------   ------------   ------------

Weighted average common shares
   and common stock equivalents
   used to calculate diluted earnings
   per share                               2,159,560      2,261,783      2,175,672      2,273,084
                                        ============   ============   ============   ============

      All options at December 31, 2008 and December 31, 2007 were included in the computation of diluted earnings per share.

4.       STOCK BASED COMPENSATION DISCLOSURE
         -----------------------------------

         In December 2004, the Financial Accounting Standards Board (FASB) issued No. 123R (FAS No. 123R), Share-Based Payment which revised FAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Bulletin (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. FAS No. 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options to be recognized as employee compensation expense over the requisite service period. The Company adopted FAS No. 123R on July 1, 2005 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of December 31, 2008, based upon the same estimated grant-date fair values and service periods used to prepare FAS No. 123 pro-forma disclosures.

         The Company's 2008 Stock Incentive Plan (the Plan), which is shareholder approved, permits the grant of share options to its directors and employees for up to 152,000 share options. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant: those option awards generally vest based on five years of continuous service and have ten year contractual terms.

         During the periods ended December 31, 2008 and 2007, the Company recorded $3 thousand and $0, respectively, in compensation expense related to our share-based compensation awards. As of December 31, 2008, there was approximately $79 thousand of unrecognized compensation cost related to unvested share-based compensation awards granted in 2008. That cost is expected to be recognized over the next five years.

         FAS 123R requires  that the cash flows from the tax benefits  resulting
from  tax  deductions  in  excess  of  the  compensation   cost  recognized  for
stock-based awards (excess tax benefits) be classified as financing cash flows.

         For purposes of computing results, the Company estimated the fair values of stock options using the Black-Scholes option-pricing model. The model requires the use of subjective assumptions that can materially affect fair value estimates. The fair value of each option is amortized into compensation expense on a straight line basis between the grant date for the option and each vesting date. The fair value of each stock option granted was estimated using the following weighted-average assumptions:

                                                          2008
               Assumptions
               -----------
               Volatility                                 7.73%
               Interest Rates                             3.68%
               Dividend Yields                            3.94%
               Weighted Average Life (in years)           5.00%

         The Company had 87,500 non-vested stock options outstanding at December 31, 2008 and no unvested stock options outstanding at December 31, 2007. During the six months ended December 31, 2008 and December 31, 2007, the Company issued 87,500 and 0 options, respectively.

         The weighted average fair value of each stock option granted for 2008 was $0.94. There were no options exercised during the six months ended December 31, 2008 which were granted in 2008.

5.    COMPREHENSIVE INCOME
      --------------------

      Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

                                      Three Months Ended               Six Months Ended
                                         December 31,                    December 31,
                                -----------------------------   ------------------------------
                                     2008            2007            2008             2007
                                --------------   ------------   --------------   -------------
                                                    (Dollars in Thousands)
Net income                              $1,012         $1,048           $1,768          $2,072
Other comprehensive
   income (loss):
   Unrealized gains
     (losses) on available
     for sale securities        $ (13)           $14            $ (52)           $59

     Less:
       Reclassification
         adjustment for gain
         included in net
         income                    --             --               --             (1)
                                -----   ------   ---   ------   -----   ------   ---   -------
Other comprehensive
   gain (loss) before tax                  (13)            14              (52)             58
Income tax expense
   (benefit) related to other
   comprehensive income
   (loss)                                   (4)             5              (18)             20
                                        ------         ------           ------         -------
Other comprehensive gain
   (loss) net of tax                        (9)             9              (34)             38
                                        ------         ------           ------         -------
Comprehensive income                    $1,003         $1,057           $1,734         $ 2,110
                                        ======         ======           ======         =======

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

      The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                                             At December 31, 2008
                                                   ----------------------------------------
                                                   Level I   Level II   Level III    Total
                                                   -------   --------   ---------   -------
Assets:

   Investment securities available for sale        $   489   $     --   $      --   $   489

   Mortgage-backed securities available for sale   $    --   $  2,138   $      --   $ 2,138

     Total                                         $   489   $  2,138   $      --   $ 2,627

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008

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

            o changes in the extensive laws, regulations and policies governing bank holding companies and their subsidiaries could alter our business environment or affect our operations;

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

      West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2008.

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

FINANCIAL CONDITION

      The Company's assets totaled $444.8 million at December 31, 2008, as compared to $423.1 million at June 30, 2008. The $21.7 million or 5.1% increase in total assets was primarily comprised of a $15.1 million or 12.5% increase in investment securities - held to maturity, a $13.6 million or 145.0% increase in FDIC insured certificates of deposit, a $3.9 million or 56.9% increase in Federal Home Loan Bank ("FHLB") stock, and a $1.3 million or 2.2% increase in net loans receivable, which were partially offset by a $7.5 million or 93.9% decrease in investment securities - available for sale, a $4.3 million or 2.0% decrease in mortgage-backed securities - held to maturity, a $269 thousand or 12.7% decrease in accrued interest receivable, and a $173 thousand or 15.0% decrease in deferred taxes and other assets. The increase in investment securities - held to maturity was primarily attributable to purchases of $72.1 million of short-term investment grade commercial paper, $30.3 million of fixed-rate U.S. Government agency bonds, $5.4 million of investment grade fixed rate corporate bonds, and $2.0 million of investment grade floating-rate corporate bonds, which were partially offset by $47.3 million of issuer redemptions prior to maturity (i.e. calls) of fixed-rate U.S. Government agency bonds, $45.4 million of maturities of short-term investment grade commercial paper, and $2.3 million of maturities of investment grade corporate bonds. The increase in FDIC insured certificates of deposit was attributable to an increase of $16.2 million in bank certificates of deposit which was partially offset by $2.6 million in maturities and early redemptions of bank certificates of deposit. The increase in FHLB stock was attributable to higher levels of FHLB borrowings during the six months ended December 31, 2008, and associated FHLB stock purchase requirements. The decrease in investment securities - available for sale was attributable to $7.5 million of maturities of short-term investment grade commercial paper, while the decrease in mortgage-backed securities - held to maturity was attributable primarily to principal payments received. See "Asset and Liability Management".

      The Company's total liabilities increased $22.1 million or 5.7% to $413.1 million as of December 31, 2008 from $391.0 million as of June 30, 2008. The $22.1 million increase in total liabilities was primarily comprised of a $46.2 million or 57.3% increase in Federal Reserve Bank short-term borrowings, which was partially offset by a $20.0 million or 100.0% decrease in other short-term borrowings, a 2.8 million or 1.9% decrease in total savings deposits, a $991 thousand or 32.0% decrease in other liabilities and a $223 thousand or 14.5% decrease in accrued interest payable. The respective changes in short-term borrowings were primarily due to more competitive Federal Reserve Bank ("FRB") pricing in contrast to the short-term repurchase agreement and FHLB markets. Certificates of deposit decreased $5.4 million, savings accounts decreased $612 thousand, and advance payments by borrowers for taxes and insurance decreased $297 thousand, while demand deposits increased $2.2 million and money market accounts increased $1.3 million. The change in money market accounts and certificates of deposit may be in response to lower market yields on certificates of deposit and increased liquidity preferences by depositors in response to unsettled financial markets. Management believes that the changes in savings accounts and advance payments by borrowers for taxes and insurance were primarily attributable to seasonal payments of county, local and school real estate taxes, and transactional needs. The change in other liabilities is primarily attributable to decreases in deferred director compensation accounts and clearing balances due to the Federal Reserve, which were partially offset by increases in accrued income taxes payable and accrued contributions to the Employee Stock Ownership Plan.

      Total stockholders' equity decreased $475 thousand or 1.5% to $31.7 million as of December 31, 2008, from approximately $32.1 million as of June 30, 2008. Capital expenditures for the Company's stock repurchase program and cash dividends totaled $1.5 million and $697 thousand, respectively, and accumulated other comprehensive income decreased $34 thousand, which were partially offset by net income of $1.8 million for the six months ended December 31, 2008. Book value per share increased to $14.86 at December 31, 2008 from $14.44 at June 30, 2008.

RESULTS OF OPERATIONS

      General. WVS reported net income of $1.0 million or $0.47 earnings per share (basic and diluted) and $1.8 million or $0.81 earnings per share (basic and diluted) for the three and six months ended December 31, 2008, respectively. Net income decreased by $36 thousand or 3.4% and earnings per share (basic and diluted) increased $0.01 or 2.2% for the three months ended December 31, 2008, when compared to the same period in 2007. The decrease in net income was primarily attributable to a $38 thousand increase in income tax expense, a $16 thousand increase in provisions for loan losses, and a $7 thousand increase in non-interest expense, which were partially offset by a $14 thousand increase in net interest income and an $11 thousand increase in non-interest income. For the six months ended December 31, 2008, net income decreased $304 thousand or 14.7% when compared to the same period in 2007. The decrease in net income was primarily attributable to a $441 thousand decrease in net interest income, a $40 thousand increase in non-interest expense, and a $27 thousand increase in provisions for loan losses, which were partially offset by a $182 thousand decrease in income tax expense and a $22 thousand increase in non-interest income.

      Net Interest Income. The Company's net interest income increased by $14 thousand or 0.6% and decreased $441 thousand or 9.5% for the three and six months ended December 31, 2008, respectively, when compared to the same periods in 2007. For the three months ended December 31, 2008, approximately $63 thousand of the increase in net interest income can be attributed to the favorable overall impact of declining market interest rates on the Company's financial assets and liabilities, which was partially offset by a $23 thousand decrease in net interest income attributable to lower overall balances in the Company's financial assets and liabilities when compared to the same period in 2007. For the six months ended December 31, 2008, approximately $424 thousand of the decrease in net interest income can primarily be attributed to decreases in average balances of the Company's financial assets of approximately $7.0 million and financial liabilities of approximately $7.5 million when compared to the same period in 2007.

      During the six months ended December 31, 2008, the Federal Open Market Committee (FOMC) reduced its targeted federal funds level from 2.00% to a range of 0.00% to 0.25%. See also "Asset and Liability Management."

      Interest Income. Interest on investment securities decreased by $1.2 million or 39.9% and $2.9 million or 45.1% for the three and six months ended December 31, 2008, when compared to the same periods in 2007. The decreases for the three and six months ended December 31, 2008, were primarily attributable to a $1.4 million and $3.0 million decrease, respectively, in interest income on callable U.S. Government Agency bonds (principally due to issuer redemptions of securities prior to scheduled maturities). The changes in interest income on the various segments of the investment portfolio are primarily attributable to changes in the average balances of the respective segments.

      Interest on mortgage-backed securities decreased $291 thousand or 12.7% and $249 thousand or 5.9% for the three and six months ended December 31, 2008, respectively, when compared to the same periods in 2007. The decreases for the three and six months ended December 31, 2008 were primarily attributable to decreases of 203 basis points and 230 basis points, respectively, in the weighted average yield earned on U.S. government agency floating-rate mortgage-backed securities for the three and six months, decreases of 267 basis points and 273 basis points, respectively, in the weighted-average yield earned on private label mortgage-backed securities for the three and six months, which were partially offset by $59.0 million and $75.8 million increases in the average balance outstanding of U.S. Government floating-rate agency mortgage-backed securities for the three and six months ended December 31, 2008, respectively, when compared to the same periods in 2007. The decrease in the weighted average yield earned on mortgage-backed securities was consistent with lower short-term market interest rates for the three and six months ended December 31, 2008, when compared to the same periods in 2007. The increase in the average balances of U.S. government agency mortgage-backed securities during the three and six months ended December 31, 2008 was primarily attributable to purchases of floating rate U.S. government agency mortgage-backed securities during the period. All mortgage-backed securities purchased during the period were guaranteed by agencies of the U.S. government.

      Interest on FDIC insured bank certificates of deposit increased $153 thousand or 100.0% and $239 thousand or 100.0% for the three and six months ended December 31, 2008, when compared to the same periods in 2007. The Company continued to purchase FDIC insured certificates of deposit due to favorable funding spreads and lower levels of suitable other investments due to distressed market conditions. The certificates have original maturity terms from five to twenty-four months.

      Interest on net loans receivable decreased $97 thousand or 8.8% and $194 thousand or 8.7% for the three and six months ended December 31, 2008, when compared to the same periods in 2007. The decreases for the three and six months ended December 31, 2008 were primarily attributable to decreases of 50 and 43 basis points, respectively, in the weighted average yield earned on net loans receivable for the three and six months ended December 31, 2008, when compared to the same periods in 2007, and a $1.3 million and $1.9 million decrease in the average balance of net loans receivable outstanding, when compared to the same periods in 2007. The decrease in the weighted average yield earned on net loans receivable for the three and six months ended December 31, 2008, was primarily attributable to rate reductions on the adjustable rate portion of the loan portfolio due to lower market rates on which the adjustments are based. The decrease in the average loan balances outstanding for the three and six months ended December 31, 2008 were attributable to low levels of consumer confidence, rising levels of unemployment, continued and deepening weakness in the economy, an excess supply of existing homes available for sale, and lower levels of housing starts. The Company continues to offer competitively priced mortgages through its correspondent lending program, however, consumer demand has been very weak.

      Dividends on FHLB stock decreased $80 thousand or 63.0% and $86 thousand or 38.6% for the three and six months ended December 31, 2008, when compared to the same periods in 2007. The decreases for the three and six months ended December 31, 2008 were attributable to 363 and 207 basis point decreases, respectively, in the average yield earned on FHLB stock when compared to the same periods in 2007, which were partially offset by increases in the average balance of FHLB stock held for the three and six months ended December 31, 2008 of $1.3 million and $441 thousand, respectively, when compared to the same periods in 2007. The increases in average balances of FHLB stock held resulted from increased levels of FHLB borrowings and associated FHLB stock purchase requirements during the periods. In December 2008, the FHLB of Pittsburgh announced that it was suspending the payment of dividends and redemptions of excess capital stock from members. The FHLB's stated purpose of these actions is to build retained earnings to ensure adequate regulatory capital. The FHLB of Pittsburgh anticipates providing further information to its members, along with its December 31, 2008 quarterly earnings, sometime in February 2009.

      Interest Expense. Interest paid on other short-term borrowings decreased $705 thousand or 99.6% and $1.1 million or 79.3%, respectively, for the three and six months ended December 31, 2008 when compared to the same periods in 2007. The decrease for the three months ended December 31, 2008 was primarily attributable to a 414 basis point decrease in rates paid on other short-term borrowings and a $55.8 million decrease in average balances of other short-term borrowings during the period when compared to the same period in 2007. The decrease for the six months ended December 31, 2008, was primarily attributable to a 297 basis point decrease in rates paid on other short-term borrowings and a $28.6 million decrease in average balances of other short-term borrowings during the period when compared to the same period in 2007. The decrease in rates paid reflect lower short-term market interest rates while the decrease in average balances of other short-term borrowings is attributable to more favorable short-term borrowing rates offered by the Federal Reserve Bank.

      Interest expense on deposits and escrows decreased $463 thousand or 43.8% and $895 thousand or 40.8% for the three and six months ended December 31, 2008, when compared to the same period in 2007. The decrease in interest expense on deposits for the three months ended December 31, 2008 was primarily attributable to a 164 basis point decrease in the weighted average rate paid on time deposits, a 234 basis point decrease in the weighted average rate paid on money market accounts, and an $8.0 million decrease in the average balance of time deposits, which were partially offset by a $3.3 million increase in the average balance of money market accounts, when compared to the same period in 2007. The decrease for the six months ended December 31, 2008, was primarily attributable to a 150 basis point decrease in the weighted average rate paid on time deposits, a 222 basis point decrease in the weighted average rate paid on money market accounts, and a $9.3 million decrease in the average balance of time deposits, which were partially offset by a $3.7 million increase in the average balance of money market accounts, when compared to the same period in 2007. The decrease in average yields of time deposits and money market accounts reflects lower market rates for the three and six months ended December 31, 2008 while the change in average balances for time deposits and money market accounts may be in response to increased liquidity preferences by depositors in response to unsettled financial markets.

      Interest paid on FHLB advances decreased $411 thousand or 17.1% and $822 thousand or 17.3% for the three and six months ended December 31, 2008, when compared to the same periods in 2007. The decrease for the three months ended December 31, 2008 was attributable to a 390 basis point decrease in rates paid on FHLB short-term advances, which was partially offset by a $11.3 million increase in the average balance of FHLB short-term advances when compared to the same period in 2007. The decrease for the six months ended December 31, 2008, was primarily attributable to a 385 basis point decrease in rates paid on short-term FHLB advances and a $5.9 million decrease in the average balance of short-term FHLB advances, when compared to the same period in 2007. The decrease in rates paid reflect lower short-term market interest rates.

      Interest paid on FRB short-term borrowings increased $65 thousand or 100% and $150 thousand or 100% for the three and six months ended December 31, 2008, when compared to the same periods in 2007. The increase for the three and six months ended December 31, 2008 was attributable to increases of $48.4 million and $31.7 million, respectively, in the average balances of FRB short-term borrowings. The increase in average balances of FRB short-term borrowings is attributable to more favorable short-term borrowing rates offered by the Federal Reserve Bank, when compared to other short-term funding sources.

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

      The Company recorded provisions for loan losses of $27 thousand and $21 thousand for the three and six months ended December 31, 2008, respectively, compared to a provision for loan losses of $11 thousand and a recovery for loan losses of $6 thousand for the same periods in 2007. The increases for both periods in fiscal 2009 can be primarily attributable to higher average loan balances. At December 31, 2008, the Company's total allowance for loan losses amounted to $977 thousand or 1.7% of the Company's total loan portfolio, as compared to $956 thousand or 1.7% at June 30, 2008.

      Non-Interest Income. Non-interest income increased by $11 thousand or 7.6% and $22 thousand or 7.3% for the three and six months ended December 31, 2008, respectively, when compared to the same periods in 2007. The increase was primarily attributable to increased levels of ATM and debit card fee income.

      Non-Interest Expense. Non-interest expense increased $7 thousand or 0.7% and $40 thousand or 2.1% for the three and six months ended December 31, 2008, respectively, when compared to the same periods in 2007. The increase for the three months ended December 31, 2008 was principally attributable to a $44 thousand increase in employee related costs, which were partially offset by a decrease in charitable contributions eligible for PA tax credits when compared to the same period in 2007. The increase for the six months ended December 31, 2008 was primarily attributable to increases in employee related costs, when compared to the same period in 2007.

      Income Tax Expense. Income tax expense increased $38 thousand or 8.2% for the three months ended December 31, 2008, and decreased $182 thousand or 18.7% for the six months ended December 31, 2008, when compared to the same periods in 2007. The increase for the three months ended December 31, 2008 was primarily due to a decrease in the Company's deferred tax assets attributable to the deferred director compensation plan, while the decrease for the six months ended December 31, 2008 was attributable to lower levels of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities totaled $969 thousand during the six months ended December 31, 2008. Net cash provided by operating activities was primarily comprised of $1.8 million of net income, a $357 thousand increase in accrued and deferred taxes, and a $269 thousand decrease in accrued interest receivable, which were partially offset by a $805 thousand decrease in deferred director compensation accounts, $262 thousand in accretion of discounts on commercial paper, $242 thousand in accretion of discounts, premiums and deferred loan fees, and a $223 thousand decrease in accrued interest payable.

      Funds used for investing activities totaled $21.7 million during the six months ended December 31, 2008. Primary uses of funds during the six months ended December 31, 2008, included purchases of investments, FHLB stock and certificates of deposit totaling $109.7 million, $13.2 million and $16.3 million, respectively, and a $1.3 million increase in net loans receivable, which were partially offset by maturities and repayments of investment securities, mortgage-backed securities, FHLB stock and certificates of deposit totaling $102.5 million, $4.5 million, $9.3 million, and $2.6 million, respectively. Short-term investment grade commercial paper purchases included in investment securities purchases totaled $72.1 million; and maturities of short-term commercial paper totaled $52.9 million. Fixed rate U.S. Government agency bonds purchased during the period totaled $30.3 million, while early redemptions by issuers of fixed-rate callable U.S. Government agency bonds during the six months totaled $47.3 million.

      Funds provided by financing activities totaled $20.7 million for the six months ended December 31, 2008. The primary sources included a $46.2 million increase in FRB short-term borrowings which was partially offset by a $20.0 million decrease in other short-term borrowings, a $3.2 million decrease in deposits, $1.5 million in treasury stock purchases and $697 thousand in cash dividends paid on the Company's common stock. The increase in FRB short-term borrowings reflects lower short-term rates available through the FRB compared to other short-term funding sources. The $3.2 million decrease in total deposits consisted of a $5.4 million decrease in time deposits, a $612 thousand decrease in passbook accounts, and a $297 decrease in mortgage escrow accounts, which were partially offset by a $2.2 million increase in demand deposits and a $1.3 million increase in money market deposits. The decrease in time deposits may be attributable to customer disintermediation to other financial institutions paying above market interest rates on CDs and approximately $1 million of state and political subdivision time deposits not renewed by the Bank due to rate considerations. The increase in money market balances may be attributable to lower market yields on certificates of deposits and increased liquidity preferences by depositors in response to unsettled financial markets. The decreases in passbook and escrow accounts were due primarily to the payments of local property taxes by and for customers. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

      The Company's primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and FRB and other borrowings. At December 31, 2008, total approved loan commitments outstanding amounted to approximately $413 thousand. At the same date, commitments under unused lines of credit amounted to $4.7 million and the unadvanced portion of construction loans approximated $11.5 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2008 totaled $44.0 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

      On January 27, 2009, the Company's Board of Directors declared a cash dividend of $0.16 per share payable February 19, 2009, to shareholders of record at the close of business on February 9, 2009. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company's financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

      On January 28, 2009, the Company announced its Tenth Stock Repurchase Program. The Company's Tenth Stock Repurchase Program will total 106,000 shares and will begin upon completion of its Ninth Stock Repurchase Program.

      West View Savings Bank has elected to participate in the FDIC's Transaction Account Guarantee Program. This program provides unlimited FDIC deposit insurance on non-interest bearing bank checking accounts. Neither West View Savings Bank, or the Company, have applied for funding under the U.S. Treasury's Troubled Asset Relief Program.

      As of December 31, 2008, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $31.6 million or 18.3% and $32.6 million or 18.9%, respectively, of total risk-weighted assets, and Tier I leverage capital of $31.6 million or 7.39% of average quarterly assets.

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

      The Company's nonperforming assets at December 31, 2008 totaled approximately $1.5 million or 0.3% of total assets as compared to $1.6 million or 0.4% of total assets at June 30, 2008. Nonperforming assets at December 31, 2008 consisted of: one commercial real estate loan totaling $972 thousand, five single-family real estate loans totaling $523 thousand, one home equity line of credit totaling $19 thousand and one secured line of credit totaling $17 thousand. These loans are in various stages of collection activity.

      The $59 thousand decrease in nonperforming assets during the six months ended December 31, 2008 was attributable to the payoff in full of a $356 thousand non-performing speculative construction loan, which was partially offset by the addition to non-accrual status of one single family real estate loan totaling $293 thousand and one home equity line of credit totaling $19 thousand.

      At December 31, 2008, the Company had one previously restructured and non-performing commercial real estate loan to a retirement village located in the North Hills totaling $972 thousand. The Savings Bank's outstanding principal balance totaled $2.0 million at June 30, 2003. During the quarter ended September 30, 2003, the Savings Bank redeemed $388 thousand of participating interests. During the quarter ended December 31, 2003, the Bank sold a forty percent participating interest to another financial institution at par resulting in proceeds totaling $979 thousand. The Savings Bank's outstanding principal balance totaled $972 thousand at June 30, 2008. The Company had recorded interest received on this credit on a cost recovery basis until September 30, 2003 when it began to recognize interest income. During the six months ended December 31, 2008 the Company received and recognized $24 thousand of interest income. The project is experiencing lower than desired levels of occupancy, and the borrower is working to increase occupancy. The Company is in negotiations to work-out this credit, however, at this time, the Company cannot predict the final form or outcome of the work-out negotiations.

      At December 31, 2008, the Company had one previously restructured loan secured by undeveloped land totaling $314 thousand and one previously restructured unsecured loan totaling $15 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, the Company had recorded interest payments received on a cost recovery basis until June 30, 2006 and is now recording interest income.

      During the six months ended December 31, 2008, approximately $17 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company's interest income for the six months ended December 31, 2008. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

      During the three months ending December 31, 2008, liquidity conditions in the short-term credit (e.g. LIBOR, repurchase agreement, commercial paper) markets continued to significantly deteriorate. The continued deterioration of liquidity in the short-term credit markets can be traced to: losses at financial institutions, particularly large money center and investment banks, a marked slow-down in the U.S. economy and a marked "flight to quality" into short-term U.S. Treasurys. The Company noticed several anomalies: 1) low, and at times negative, short-term U.S. treasury yields; 2) a diversion between a decreasing targeted U.S. Federal Funds rate and short-term LIBOR rates; and 3) a significant increase in market rates for short-term commercial paper. During the quarter ended December 31, 2008, the Company capitalized on these short-term anomalies by: 1) increasing purchases of bank certificates of deposit, with maturities generally within one year, to lock in attractive fixed rates of return; and 2) increasing purchases of investment grade commercial paper to capitalize on calendar year-end pricing pressures. Combined, these factors contributed to a higher than anticipated level of net interest income for the quarter ended December 31, 2008. Should these factors reverse, in whole or in part, Company net interest income could decline. Management used a variety of wholesale short-term borrowing sources for funding, including repurchase agreements, FHLB advances, and various FRB programs.

      The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at December 31, 2006, March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008,
September 30, 2008, and December 31, 2008. The difference in yields on the two and ten year Treasury's is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

                                                    Yield on:
                                               -------------------
                                                Two (2)   Ten (10)
                            Targeted Federal     Year       Year
                                 Funds         Treasury   Treasury   Shape of Yield Curve
                            ----------------   --------   --------   --------------------
December 31, 2006                 5.25%          4.82%      4.71%          Inverted
March 31, 2007                    5.25%          4.58%      4.65%      Slightly Positive
June 30, 2007                     5.25%          4.87%      5.03%      Slightly Positive
September 30, 2007                4.75%          3.97%      4.59%     Moderately Positive
December 31, 2007                 4.25%          3.05%      4.04%          Positive
March 31, 2008                    2.25%          1.62%      3.45%          Positive
June 30, 2008                     2.00%          2.63%      3.99%          Positive
September 30, 2008                2.00%          2.00%      3.85%          Positive
December 31, 2008             0.00% - 0.25%      0.76%      2.25%          Positive

      These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and continued high levels of interest rate volatility have impacted prepayments on the Company's loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company's loan, investment and mortgage-backed securities portfolios for the six months ended December 31, 2008, totaled $9.7 million, $102.5 million and $4.5 million, respectively. Included in the Company's investment repayments are commercial paper maturities totaling $52.9 million, and issuer redemptions of fixed rate U.S. Government agency bonds of $47.3 million. While the Company's short-term borrowings are highly responsive to changes in market interest rates, deposit rates typically occur on a lagged basis.

      The term premium of market interest rates is often used to determine the relative merits of taking an additional interest rate risk and to gauge the market's expectation of future interest rates. Due to changes in the term premium of market interest rates experienced during the six months ended December 31, 2008 the Company adjusted its asset/liability mix in several ways. Intermediate term callable U.S. Government Agency securities were purchased early on during the six months ended December 31, 2008. As financial market conditions deteriorated, the Company purchased short-term investment grade commercial paper. With respect to short-term borrowings, the Company replaced broker repurchase agreements ("other short-term borrowings") with FRB short-term borrowings due to lower borrowing costs at the FRB.

      Due to low levels of consumer confidence, rising levels of unemployment, continued weakness in the economy, an excess supply of existing homes available for sale, and lower levels of housing starts, the demand for mortgages has fallen dramatically. The Company continues to offer competitively priced mortgages through its correspondent lending program, however, consumer demand has been very weak. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank's market area. We expect that the housing market likely will continue to be weak through calendar year 2009. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans, primarily on residential properties, to partially increase interest income while limiting interest rate risk. The Company has also emphasized higher yielding home equity and small business loans to existing customers and seasoned prospective customers.

      The Company purchased short-term investment grade commercial paper to earn a favorable financing spread and to provide higher levels of liquidity due to turmoil in the world financial markets. The Company also continued to purchase intermediate term fixed rate callable U. S. Government Agency bonds and FDIC insured bank certificates of deposit in order to earn a spread against the Company's various deposits and borrowings while limiting interest rate risk within the portfolio. Each of the aforementioned strategies also helped to better match the interest-rate and liquidity risks associated with the Savings Bank's customers' liquidity preference for shorter term money market and time deposit products.

      During the six months ended December 31, 2008, principal investment purchases were comprised of: callable fixed rate U.S. Government agency bonds with initial lock-out periods as follows: 0 - 3 months - $12.0 million with a weighted average yield to call of approximately 9.19% and a weighted average yield to maturity of 6.03%; 4 - 12 months - $15.6 million with a weighted average yield to call of approximately 4.50%; and over 36 months - $2.6 million with a weighted average yield to call of approximately 6.09%; short-term investment grade commercial paper - $72.1 million with a weighted average yield of 5.42%; investment grade fixed rate corporate bonds - $5.4 million with a weighted average yield of 6.14%; and investment grade floating-rate corporate bonds - $2.0 million with a weighted average initial rate of 3.19%. The Company also purchased $16.2 million of FDIC bank insured certificates of deposit with a weighted average yield of 3.97%. Major investment proceeds received during the six months ended December 31, 2008 were: callable government agency bonds - $47.3 million with a weighted average yield of approximately 5.91%; short-term investment grade commercial paper - $52.9 million with a weighted average yield of approximately 5.18%; mortgage-backed securities - $4.5 million; and investment grade corporate bonds - $2.3 million with a weighted average yield of 4.39%. The Company also had $2.6 million in FDIC insured bank certificates of deposit mature or be redeemed with a weighted average yield of approximately 3.68%.

            As of December 31, 2008, the implementation of these asset and liability management initiatives resulted in the following:

   1) $209.4 million or 99.0% of the Company's portfolio of mortgage-backed securities (including collateralized mortgage obligations - "CMOs") were comprised of floating rate instruments that reprice on a monthly basis.

   2) $76.1 million or 55.9% of the Company's investment portfolio was comprised of fixed-rate callable U.S. Government Agency bonds which are callable as follows: 3 months or less - $31.8 million; 3 - 6 months - $23.0 million; 6
      - 12 months - $12.8 million; and 1 - 3 years - $8.5 million; These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates.

   3) $26.9 million or 19.8% of the Company's investment portfolio was comprised of investment grade commercial paper with maturities of less than 31 days.

   4) $18.1 million or 13.3% of the Company's investment portfolio consisted of investment grade fixed rate corporate bonds with maturities between one and nine months;

   5) $6.0 million or 4.4% of the Company's investment portfolio consisted of investment grade floating rate corporate bonds which will reprice within three months and will mature within five to eight months;

   6) $23.0 million or 5.2% of the Company's total assets consisted of FDIC insured bank certificates of deposit with remaining maturities ranging from one to eighteen months;

   7) An aggregate of $32.2 million or 55.8% of the Company's net loan portfolio had adjustable interest rates or maturities of less than 12 months; and

   8) The maturity distribution of the Company's borrowings is as follows: 3 months or less - $132.3 million or 50.4%; 1 - 3 years - $112.6 million or 42.9%; and over 5 years - $17.5 million or 6.7%.

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

                                                                     June 30,
                                              December 31,   --------------------------
                                                 2008           2008            2007
                                              -----------    -----------    -----------
                                                        (Dollars in Thousands)

Interest-earning assets maturing or
   repricing within one year                  $   334,984    $   377,916    $   206,136
Interest-bearing liabilities maturing or
   repricing within one year                      227,591        207,133        187,494
                                              -----------    -----------    -----------

Interest sensitivity gap                      $   107,393    $   170,783    $    18,642
                                              ===========    ===========    ===========
Interest sensitivity gap as a percentage of
   total assets                                     24.15%         40.36%          4.57%
Ratio of assets to liabilities
   maturing or repricing within one year           147.19%        182.45%        109.94%


      During the six months ended December 31, 2008, the Company managed its one year interest sensitivity gap by: (1) emphasizing loans with shorter-terms or repricing frequencies; (2) investing in short-term investment grade commercial paper; (3) investing in short-term FDIC insured bank certificates of deposits; and, (4) adjusting its investment portfolio to include investment grade fixed and floating rate corporate bonds.

The following table illustrates the Company's estimated stressed cumulative repricing gap - the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time - at December 31, 2008. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

                                                 Cumulative Stressed Repricing Gap
                                                 ---------------------------------

                     Month 3       Month 6      Month 12      Month 24      Month 36      Month 60        Long Term
                     -------       -------      --------      --------      --------      --------        ---------
                                                         (Dollars in Thousands)
Base Case Up 200 bp
-------------------
Cummulative
   Gap ($'s)         $99,736        $95,128     $100,625        $11,825      $(18,621)       $8,844         $31,790
% of Total
  Assets                22.4%          21.4%        22.6%           2.7%         -4.2%          2.0%            7.1%
Base Case Up 100 bp
-------------------
Cummulative
   Gap ($'s)        $100,260        $96,111     $102,139        $13,778      $(16,662)      $10,875         $31,790
% of Total
  Assets                22.5%          21.6%        23.0%           3.1%         -3.7%          2.4%            7.1%
Base Case No Change
-------------------
Cummulative
   Gap ($'s)        $102,184       $100,333     $107,393        $23,266       $(6,940)      $19,313         $31,790
% of Total
  Assets                23.0%          22.6%        24.1%           5.2%         -1.6%          4.3%            7.1%
Base Case Down 100 bp
---------------------
Cummulative
   Gap ($'s)        $134,613       $156,221     $176,705        $97,066       $69,344       $63,836         $31,790
% of Total
  Assets                30.3%          35.1%        39.7%          21.8%         15.6%         14.4%            7.1%
Base Case Down 200 bp
---------------------
Cummulative
   Gap ($'s)        $134,631       $156,254     $176,762        $97,142       $69,413       $63,844         $31,790
% of Total
  Assets                30.3%          35.1%        39.7%          21.8%         15.6%         14.4%            7.1%


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

      The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2008. This analysis was done assuming that the interest-earning assets will average approximately $440 million over a projected twelve month period for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at December 31, 2008.

           Analysis of Sensitivity to Changes in Market Interest Rates
           -----------------------------------------------------------

                                   ---------------------------------------------------
                                           Modeled Change in Market Interest Rates
                                   ---------------------------------------------------
Estimated impact on:                 -200       -100        0        +100       +200
--------------------               --------   --------   -------   --------   --------
   Change in net interest income     -37.2%     -39.4%                25.9%      52.1%

   Return on average equity           0.97%      0.76%     4.66%      7.12%      9.55%

   Return on average assets           0.07%      0.06%     0.33%      0.51%      0.69%

   Market value of equity (in
     thousands)                    $(4,089)     $(808)   $1,238     $6,273     $8,433

      The table below provides information about the Company's anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2008.

                          Anticipated Transactions
            --------------------------------------------------------
                                            (Dollars in Thousands)
            Undisbursed construction and
               land development loans
                 Fixed rate                               $   5,803
                                                               6.55%

                 Adjustable rate                          $   5,732
                                                               4.85%

            Undisbursed lines of credit
                 Adjustable rate                          $   4,687
                                                               5.54%

            Loan origination commitments
                 Fixed rate                               $     413
                                                               7.38%

            Letters of credit
                 Adjustable rate                          $     571
                                                               4.25%
                                                          ---------
                                                          $  17,206
                                                          =========

      In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2008, the Savings Bank had five performance standby letters of credit outstanding totaling approximately $284 thousand and two financial letters of credit totaling $287 thousand. All performance letters of credit are secured by developed property while the financial letters of credit are secured by certificates of deposit. All of the letters of credit will mature within twelve months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.  CONTROLS AND PROCEDURES

      Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

      (a) Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934).

            Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
            (COSO) in Internal Control - Integrated Framework.

            Based on this assessment, management believes that, as of December 31, 2008, the Company's internal control over financial reporting was effective.

      (b) No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the first six months of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings
        -----------------

      The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

ITEM 1A. Risk Factors
         ------------

      The following risk factors are added to the risk factors included in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Our deposit insurance premium could be substantially higher in the future which would have an adverse effect on our future earnings.

      Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. The recent failures of a large financial institution and several smaller ones have significantly increased the Deposit Insurance Fund's loss provisions, resulting in a decline in the reserve ratio to 1.01% as of June 30, 2008, 18 basis points below the reserve ratio as of March 31, 2008. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

      On October 7, 2008, the FDIC released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.

The actions of the U.S. Government for the purpose of stabilizing the financial markets, or market response to those actions, may not achieve the intended effect, and our results of operations could be adversely effected.

      In response to the financial issues affecting the banking system and financial markets and ongoing concern threats to investment banks and other financial institutions, the U.S. Congress recently enacted the Emergency Economic Stabilization Act of 2008 ("EESA"). The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Federal Reserve, determines the purchase of which is necessary to promote financial market stability. As of the date hereof, the Treasury has determined not to purchase troubled assets under the program. As part of the EESA, the Treasury Department has developed a Capital Purchase Program to purchase up to $250 billion in senior preferred stock from qualifying financial institutions. The Capital Purchase Program was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. EESA also increased deposit insurance on most accounts from $100,000 to $250,000 until the end of 2009.

      Pursuant to the Federal Deposit Insurance Act, the FDIC also established a Temporary Liquidity Guarantee Program that provides a guarantee for newly-issued senior unsecured debt and non-interest bearing transactions deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. We have elected not to participate in the Capital Purchase Program but we have elected to participate in the Temporary Liquidity Guarantee Program.

      The U.S. Congress or federal banking regulatory agencies could adopt additional regulatory requirements or restrictions in response to the threats to the financial system and such changes may adversely affect the operations of Company and the Savings Bank. In addition, the EESA may not have the intended beneficial impact on the financial markets or the banking industry. To the extent the market does not respond favorably to the Troubled Asset Relief Program or the program does not function as intended, our prospects and results of operations could be adversely effected.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

      (a)   Not applicable.

      (b)   Not applicable.

      (c) The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended December 31, 2008.

------------------------------------------------------------------------------------------------
                               ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------------------------------------------------------------------
                                                         Total Number of       Maximum Number of
                        Total                            Shares Purchased    Shares that May Yet
                      Number of                        as Part of Publicly      Be Repurchased
                        Shares       Average Price      Announced Plans or    Under the Plans or
       Period         Purchased   Paid per Share ($)       Programs (1)         Programs (2,3)
------------------------------------------------------------------------------------------------
10/01/08 - 10/31/08         0              --                     0                 45,339
------------------------------------------------------------------------------------------------
11/01/08 - 11/30/08     7,000           15.90                 7,000                 38,339
------------------------------------------------------------------------------------------------
12/01/08 - 12/31/08    28,739           15.96                28,739                  9,600
------------------------------------------------------------------------------------------------
   Total               35,739           15.95                35,739                  9,600
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

                  (c)   No fixed date of expiration.

                  (d) This program has not expired and has 9,600 shares remaining to be repurchased at December 31, 2008.

                  (e)   Not applicable.

      (3)   Tenth Stock Repurchase Program

                  (a)   Announced January 29, 2009.

                  (b) 106,000 common shares approved for repurchase and authorized to begin upon completion of Ninth Stock Repurchase Program.

                  (c)   No fixed date of expiration.

                  (d)   Not applicable.

                  (e)   Not applicable.

ITEM 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The results of the stockholders vote at the 2008 Annual Meeting of Stockholders held on October 28, 2008 were previously reported.

ITEM 5. Other Information
        -----------------

        (a)   Not applicable.

        (b)   Not applicable.

ITEM 6. Exhibits
        --------

      The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

 Number     Description                                                    Page
--------    ----------------------------------------------------------    ------
  31.1      Rule 13a-14(a) / 15d-14(a) Certification of the Chief           E-1
            Executive Officer

  31.2      Rule 13a-14(a)/ 15d-14(a) Certification of the Chief            E-2
            Accounting Officer

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

                        WVS FINANCIAL CORP.

February 13, 2009     BY: /s/ David J. Bursic
Date                      ------------------------------------------------------
                          David J. Bursic
                          President and Chief Executive Officer
                          (Principal Executive Officer)

February 13, 2009     BY: /s/ Keith A. Simpson
Date                      ------------------------------------------------------
                          Keith A. Simpson
                          Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)