Form 10-Q
period 2009-03-31
WVS FINANCIAL CORP
filed 2009-05-11
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).    YES  ☐    NO  ☒

Shares outstanding as of May 7, 2009: 2,077,685 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	March 31, 2009	June 30, 2008
Assets
Cash and due from banks	$590	$628
Interest-earning demand deposits	1,007	1,198

Total cash and cash equivalents	1,597	1,826
Certificates of deposit	27,547	9,398
Investment securities available-for-sale (amortized cost of $500 and $ 7,994)	494	7,978
Investment securities held-to-maturity (market value of $139,704 and $122,055)	138,518	120,559
Mortgage-backed securities available-for-sale (amortized cost of $2,072 and $2,101)	2,108	2,215
Mortgage-backed securities held-to-maturity (market value of $178,811 and $211,113)	199,595	213,690
Net loans receivable (allowance for loan losses of $991 and $956)	58,956	56,477
Accrued interest receivable	2,564	2,117
Federal Home Loan Bank stock, at cost	10,875	6,931
Premises and equipment	716	766
Other assets	1,010	1,152

TOTAL ASSETS	$443,980	$423,109

Liabilities and Stockholders’ Equity
Liabilities:
Savings Deposits:
Non-interest-bearing accounts	12,640	11,780
NOW accounts	17,260	17,569
Savings accounts	32,280	32,025
Money market accounts	25,035	23,593
Certificates of deposit	58,798	64,251
Advance payments by borrowers for taxes and insurance	685	924

Total savings deposits	146,698	150,142
Federal Home Loan Bank advances: long-term	130,079	135,579
Federal Home Loan Bank advances: short-term	—	—
Federal Reserve Bank short-term borrowings	127,700	80,600
Other short-term borrowings	4,900	20,000
Accrued interest payable	1,181	1,539
Other liabilities	2,374	3,101

TOTAL LIABILITIES	412,932	390,961

Stockholders’ equity:
Preferred stock: 5,000,000 shares, no par value per share, authorized; none outstanding	—	—
Common stock: 10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued	38	38
Additional paid-in capital	21,384	21,376
Treasury stock: 1,727,951 and 1,578,857 shares at cost, respectively	(26,419)	(24,041)
Retained earnings, substantially restricted	36,026	34,712
Accumulated other comprehensive income	20	64
Unallocated shares - Recognition and Retention Plans	(1)	(1)

TOTAL STOCKHOLDERS’ EQUITY	31,048	32,148

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$443,980	$423,109

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans	$989	$1,077	$3,026	$3,308
Investment securities	1,676	2,245	5,165	8,596
Mortgage-backed securities	1,018	2,231	4,997	6,457
Certificates of deposit	261	17	499	18
Interest-earning deposits with other institutions	—	1	1	3
Federal Home Loan Bank stock	—	119	137	342

Total interest and dividend income	3,944	5,690	13,825	18,724

INTEREST EXPENSE:
Deposits	458	948	1,757	3,143
Federal Home Loan Bank advances	1,815	2,374	5,754	7,133
Federal Reserve Bank short-term borrowings	82	—	232	—
Other short-term borrowings	12	278	311	1,723

Total interest expense	2,367	3,600	8,054	11,999

NET INTEREST INCOME	1,577	2,090	5,771	6,725
PROVISION (RECOVERY) FOR LOAN LOSSES	14	(57)	35	(64)

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	1,563	2,147	5,736	6,789

NON-INTEREST INCOME:
Service charges on deposits	70	80	243	249
Investment securities gains	—	—	—	1
Other	71	58	221	190

Total non-interest income	141	138	464	440

NON-INTEREST EXPENSE:
Salaries and employee benefits	496	520	1,564	1,545
Occupancy and equipment	88	88	252	264
Data processing	62	63	187	190
Correspondent bank service charges	27	26	73	76
Other	159	151	689	670

Total non-interest expense	832	848	2,765	2,745

INCOME BEFORE INCOME TAXES	872	1,437	3,435	4,484
INCOME TAXES	290	475	1,084	1,450

NET INCOME	$582	$962	$2,351	$3,034

EARNINGS PER SHARE:
Basic	$0.28	$0.43	$1.09	$1.34
Diluted	$0.28	$0.43	$1.09	$1.34

AVERAGE SHARES OUTSTANDING:
Basic	2,106,399	2,238,670	2,152,819	2,261,324
Diluted	2,106,399	2,238,758	2,152,918	2,261,724

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income	Unallocated Shares Held by RRP	Total
Balance at June 30, 2008	$38	$21,376	$(24,041)	$34,712	$64	$(1)	$32,148

Comprehensive income:

Net Income				2,351			2,351
Other comprehensive income:
Change in unrealized holding gains on securities, net of income tax effect of $23					(44)		(44)

Comprehensive income							2,307

Purchase of 149,094 shares of treasury stock			(2,378)				(2,378)

Exercise of stock options	—	—					—

Effect of compensation expense for stock options		8					8

Cash dividends declared ($0.48 per share)				(1,037)			(1,037)

Other, net	—	—	—	—	—	—	—

Balance at March 31, 2009	$38	$21,384	$(26,419)	$36,026	$20	$(1)	$31,048

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES

Net income	$2,351	$3,034
Adjustments to reconcile net income to cash provided by operating activities:
Provision (recovery) for loan losses	35	(64)
Depreciation	78	94
Investment securities gains	—	(1)
Amortization of discounts, premiums and deferred loan fees	(337)	(273)
Accretion of discounts – commercial paper	(353)	(712)
Increase in accrued and deferred taxes	433	428
(Increase) decrease in accrued interest receivable	(447)	1,495
(Decrease) increase in accrued interest payable	(358)	32
(Decrease) increase in deferred director compensation payable	(798)	276
Other, net	(61)	(178)

Net cash provided by operating activities	543	4,131

INVESTING ACTIVITIES

Available-for-sale:
Purchases of investments securities	—	(138,620)
Proceeds from repayments of investments and mortgage-backed securities	7,531	122,603
Proceeds from sale of mortgage-backed securities	—	49
Held-to-maturity:
Purchases of investment securities	(173,270)	(43,030)
Purchases of mortgage-backed securities	—	(103,353)
Proceeds from repayments of investments	155,665	126,313
Proceeds from repayments of mortgage-backed securities	14,457	13,643
Proceeds from sale of investments and mortgage-backed securities	—	216
Purchases of certificates of deposit	(27,111)	(7,221)
Maturities/redemptions of certificates of deposit	8,948	—
(Increase) decrease in net loans receivable	(2,534)	2,904
Purchase of Federal Home Loan Bank stock	(13,242)	(18,841)
Redemption of Federal Home Loan Bank stock	9,298	13,511
Acquisition of premises and equipment	(28)	(77)
Other, net	—	3

Net cash used for investing activities	(20,286)	(31,900)

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2009	2008
FINANCING ACTIVITIES

Net increase (decrease) in transaction and savings accounts	2,121	(281)
Net decrease in certificates of deposit	(5,453)	(6,308)
Proceeds from Federal Home Loan Bank long-term advances	—	10,000
Repayments of Federal Home Loan Bank long-term advances	(5,500)	(5,000)
Net increase in FHLB short-term advances	—	114,325
Net increase in Federal Reserve Bank short-term borrowings	47,100	—
Net decrease in other short-term borrowings	(15,100)	(82,950)
Net decrease in advance payments by borrowers for taxes and insurance	(239)	(286)
Cash dividends paid	(1,037)	(1,086)
Funds used for purchase of treasury stock	(2,378)	(1,628)
Net proceeds from exercise of stock options	—	219

Net cash provided by financing activities	19,514	27,005

Decrease in cash and cash equivalents	(229)	(764)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	1,826	2,675

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,597	$1,911

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$8,412	$11,967
Income taxes	$631	$1,048

Non-cash items:
Due to Federal Reserve Bank	$1,093	$1,520
Educational Improvement Tax Credit	$135	$135

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB ratified EITF Issue No. 08-4, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios. This Issue provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios, that resulted from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued FSP No. FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides. This FSP provides conforming amendments to the illustrations in FAS Statements No. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of FAS Statement No. 158. The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158. The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections). The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to improve an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the FSP are to be provided for fiscal years ending after December 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date. If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP. This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. Or The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. Or The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. Or The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Weighted average common shares outstanding	3,805,636	3,804,121	3,805,636	3,797,081

Average treasury stock shares	(1,699,237)	(1,565,451)	(1,652,817)	(1,535,757)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,106,399	2,238,670	2,152,819	2,261,324

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	88	99	400

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,106,399	2,238,758	2,152,918	2,261,724

All options at March 31, 2009 and March 31, 2008 were included in the computation of diluted earnings per share for the three months ended March 31, 2008 and the nine months ended March 31, 2009 and March 31, 2008. No options were included in the computation of diluted earnings per share for the three months ended March 31, 2009. At March 31, 2009, there where 115,135 options with an exercise price ranging from $15.77 to $16.20, which were anti-dilutive for the three months ending March 31, 2009.

4.	STOCK BASED COMPENSATION DISCLOSURE

In December 2004, the Financial Accounting Standards Board (FASB) issued No. 123R (FAS No. 123R), Share-Based Payment which revised FAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Bulletin (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. FAS No. 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options to be recognized as employee compensation expense over the requisite service period. The Company adopted FAS No. 123R on July 1, 2005 and applied the modified prospective transition method. Under this transition method, the Company (1) did not restate any prior periods and (2) are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of March 31, 2009, based upon the same estimated grant-date fair values and service periods used to prepare FAS No. 123 pro-forma disclosures.

The Company’s 2008 Stock Incentive Plan (the Plan), which was approved by shareholders in October 2008, permits the grant of stock options or restricted shares to its directors and employees for up to 152,000 shares. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant: those option awards generally vest based on five years of continuous service and have ten year contractual terms.

During the periods ended March 31, 2009 and 2008, the Company recorded $8 thousand and $0, respectively, in compensation expense related to our share-based compensation awards. As of March 31, 2009, there was approximately $90 thousand of unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009. That cost is expected to be recognized over the next five years.

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

Assumptions
Volatility	7.49%	9.25%
Interest Rates	2.59%	3.89%
Dividend Yields	3.94%	3.96%
Weighted Average Life (in years)	4.50	4.83

The Company had 114,527 non-vested stock options outstanding at March 31, 2009 and no unvested stock options outstanding at March 31, 2008. During the nine months ended March 31, 2009 and March 31, 2008, the Company issued 114,527 and 0 options, respectively. The weighted average fair value of each stock option granted in fiscal 2009 was $0.86.

5.	COMPREHENSIVE INCOME

Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2009		2008		2009		2008
	(Dollars in Thousands)
Net income		$582		$962		$2,351		$3,034
Other comprehensive income (loss): Unrealized gains (losses) on available for sale securities	$(15)		$24		$(67)		$83
Less:
Reclassification adjustment for gain included in net income	—		—		—		(1)

Other comprehensive gain (loss) before tax		(15)		24		(67)		82
Income tax expense (benefit) related to other comprehensive income (loss)		(5)		8		(23)		28

Other comprehensive gain (loss) net of tax		(10)		16		(44)		54

Comprehensive income		$572		$978		$2,307		$3,088

6.	FAIR VALUE MEASUREMENTS (SFAS NO. 157)

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

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III:	Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	At March 31, 2009
	Level I	Level II	Level III	Total
Assets:

Investment securities available for sale	$494	$—	$—	$494

Mortgage-backed securities available for sale	$—	$2,108	$—	$2,108

Total	$494	$2,108	$—	$2,602

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009

FORWARD LOOKING STATEMENTS

In the normal course of business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by us, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipated,” “believe,” “expect,” “intend,” “plan,” “estimate” or similar expressions.

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

•

our investments in our businesses and in related technology could require additional incremental spending, and might not produce expected deposit and loan growth and anticipated contributions to our earnings;

•

general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan losses or a reduced demand for credit or fee-based products and services;

•	changes in the interest rate environment could reduce net interest income and could increase credit losses;

•

the conditions of the securities markets could change, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans and leases;

•	changes in the extensive laws, regulations and policies governing bank holding companies and their subsidiaries could alter our business environment or affect our operations;

•	the potential need to adapt to industry changes in information technology systems, on which we are highly dependent, could present operational issues or require significant capital spending;

•

competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments such as the internet or bank regulatory reform; and

•

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2009.

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

FINANCIAL CONDITION

The Company’s assets totaled $444.0 million at March 31, 2009, as compared to $423.1 million at June 30, 2008. The $20.9 million or 4.9% increase in total assets was primarily comprised of a $18.1 million or 193.1% increase in FDIC insured certificates of deposit, an $18.0 million or 14.9% increase in investment securities – held to maturity, a $3.9 million or 56.9% increase in Federal Home Loan Bank (“FHLB”) stock, and a $2.5 million or 4.4% increase in net loans receivable, which were partially offset by a $14.1 million or 6.6% decrease in mortgage-backed securities – held to maturity, a $7.5 million or 93.8% decrease in investment securities – available for sale, a $229 thousand or 12.5% decrease in cash and cash equivalents, and a $142 thousand or 12.3% decrease in deferred taxes and other assets. The increase in FDIC insured certificates of deposit was attributable to an increase of $27.1 million in bank certificates of deposit which was partially offset by $8.9 million in maturities and early redemptions of FDIC insured certificates of deposit. The increase in investment securities – held to maturity was primarily attributable to purchases of $89.1 million of short-term investment grade commercial paper, $41.8 million of fixed-rate U.S. Government agency bonds, $17.9 million of investment grade fixed-rate corporate bonds, $13.1 million of investment grade utility first mortgage bonds, and $11.5 million of investment grade floating-rate corporate bonds, which were partially offset by $83.4 million of maturities of short-term investment grade commercial paper, $61.4 million of issuer redemptions prior to maturity (i.e. calls) of fixed-rate U.S. Government agency bonds, and $10.9 million of maturities of investment grade corporate bonds. The increase in FHLB stock was attributable to higher levels of FHLB borrowings during the nine months ended March 31, 2009, and associated FHLB stock purchase requirements. The decrease in investment securities – available for sale was attributable to $7.5 million of maturities of short-term investment grade commercial paper, while the decrease in mortgage-backed securities – held to maturity was attributable primarily to principal payments received. See “Asset and Liability Management”.

The Company’s total liabilities increased $21.9 million or 5.6% to $412.9 million as of March 31, 2009 from $391.0 million as of June 30, 2008. The $21.9 million increase in total liabilities was primarily comprised of a $47.1 million or 58.4% increase in Federal Reserve Bank short-term borrowings, which was partially offset by a $15.1 million or 75.5% decrease in other short-term borrowings, a $5.5 million or 4.1% decrease in FHLB long-term advances, a $3.4 million or 2.3% decrease in total savings deposits, a $727 thousand or 23.4% decrease in other liabilities, and a $358 thousand or 23.3% decrease in accrued interest payable. The respective changes in short-term borrowings were primarily due to more competitive Federal Reserve Bank (“FRB”) pricing in contrast to the short-term repurchase agreement and FHLB markets, while the decrease in FHLB long-term advances was due to the maturity of two long-term advances. Certificates of deposit decreased $5.5 million, and advance payments by borrowers for taxes and insurance decreased $239 thousand, while money market accounts increased $1.4 million, demand deposits increased $551 thousand and savings accounts increased $255 thousand. The change in money market accounts and certificates of deposit may be in response to lower market yields on certificates of deposit and increased liquidity preferences by depositors in response to unsettled financial markets. Management believes that the change in advance payments by borrowers for taxes and insurance were primarily attributable to seasonal payments of county, local and school real estate taxes, and transactional needs. The change in other liabilities is primarily attributable to decreases in deferred director compensation accounts and clearing balances due to the Federal Reserve, which were partially offset by increases in accrued income taxes payable.

Total stockholders’ equity decreased $1.1 million or 3.4% to $31.0 million as of March 31, 2009, from approximately $32.1 million as of June 30, 2008. Capital expenditures for the Company’s stock repurchase program and cash dividends totaled $2.4 million and $1.0 million, respectively, which were partially offset by net income of $2.4 million for the nine months ended March 31, 2009. Book value per share increased to $14.94 at March 31, 2009 from $14.44 at June 30, 2008.

RESULTS OF OPERATIONS

General. WVS reported net income of $582 thousand or $0.28 earnings per share (basic and diluted) and $2.4 million or $1.09 earnings per share (basic and diluted) for the three and nine months ended March 31, 2009, respectively. Net income decreased by $380 thousand or 39.5% and earnings per share (basic and diluted) decreased $0.15 or 34.9% for the three months ended March 31, 2009, when compared to the same period in 2008. The decrease in net income was primarily attributable to a $513 thousand decrease in net interest income and a $71 thousand increase in the provision for loan losses, which were partially offset by a $185 thousand decrease in income tax expense, a $16 thousand decrease in non-interest expense, and a $3 thousand increase in non-interest income. For the nine months ended March 31, 2009, net income decreased $683 thousand or 22.6% when compared to the same period in 2008. The decrease in net income was primarily attributable to a $954 thousand decrease in net interest income, a $99 thousand increase in the provision for loan losses, and a $20 thousand increase in non-interest expense, which were partially offset by a $366 thousand decrease in income tax expense and a $24 thousand increase in non-interest income.

Net Interest Income. The Company’s net interest income decreased by $513 thousand or 24.6% and $954 thousand or 14.2% for the three and nine months ended March 31, 2009, respectively, when compared to the same periods in 2008. For the three months ended March 31, 2009, approximately $1.0 million of the decrease in net interest income can be attributed to the impact of declining market interest rates on the Company’s financial assets and liabilities, which was partially offset by a $510 thousand increase in net interest income attributable to higher overall balances in the Company’s financial assets and liabilities when compared to the same period in 2008. For the nine months ended March 31, 2009, approximately $1.2 million of the decrease in net interest income can primarily be attributed to the impact of declining market interest rates on the Company’s financial assets and liabilities which was partially offset by a $244 thousand increase in net interest income attributable to higher overall balances in the Company’s financial assets and liabilities when compared to the same period in 2008.

During the nine months ended March 31, 2009, the Federal Open Market Committee (FOMC) reduced its targeted federal funds level from 2.00% to a range of 0.00% to 0.25%. See also “Asset and Liability Management.”

Interest Income. Interest on investment securities decreased by $569 thousand or 25.3% and $3.4 million or 39.9% for the three and nine months ended March 31, 2009, when compared to the same periods in 2008. The decreases for the three and nine months ended March 31, 2009, were primarily attributable to a $641 thousand and $3.6 million decrease, respectively, in interest income on callable U.S. Government Agency bonds (principally due to issuer redemptions of securities prior to scheduled maturities). The changes in interest income on the various segments of the investment portfolio are primarily attributable to changes in the average balances of the respective segments.

Interest on mortgage-backed securities decreased $1.2 million or 54.4% and $1.5 million or 22.6% for the three and nine months ended March 31, 2009, respectively, when compared to the same periods in 2008. The decreases for the three and nine months ended March 31, 2009 were primarily attributable to decreases of 289 basis points and 235 basis points, respectively, in the weighted average yield earned on U.S. government agency floating-rate mortgage-backed securities for the three and nine months, decreases of 288 basis points and 277 basis points, respectively, in the weighted-average yield earned on private label mortgage-backed securities for the three and nine months, which were partially offset by $23.8 million and $88.3 million increases in the average balance outstanding of U.S. Government floating-rate agency mortgage-backed securities for the three and nine months ended March 31, 2009, respectively, when compared to the same periods in 2008. The decrease in the weighted average yield earned on mortgage-backed securities was consistent with lower short–term market interest rates for the three and nine months ended March 31, 2009, when compared to the same periods in 2008. The increase in the average balances of U.S. government agency mortgage-backed securities during the three and nine months ended March 31, 2009 was primarily attributable to purchases of floating rate U.S. government agency mortgage-backed securities during the period. All mortgage-backed securities purchased during the period were guaranteed by agencies of the U.S. government.

Interest on FDIC insured bank certificates of deposit increased $244 thousand and $481 thousand for the three and nine months ended March 31, 2009, when compared to the same periods in 2008. The Company continued to purchase FDIC insured certificates of deposit due to favorable funding spreads and lower levels of suitable other investments due to distressed market conditions. The certificates have original maturity terms from five to twenty-four months.

Interest on net loans receivable decreased $88 thousand or 8.2% and $282 thousand or 8.5% for the three and nine months ended March 31, 2009, when compared to the same periods in 2008. The decreases for the three and nine months ended March 31, 2009 were primarily attributable to decreases of 50 and 46 basis points, respectively, in the weighted average yield earned on net loans receivable for the three and nine months ended March 31, 2009, when compared to the same periods in 2008, and a $731 thousand and $1.5 million decrease, respectively, in the average balance of net loans receivable outstanding, when compared to the same periods in 2008. The decrease in the weighted average yield earned on net loans receivable for the three and six months ended March 31, 2009, was primarily attributable to rate reductions on the adjustable rate portion of the loan portfolio due to lower market rates on which the adjustments are based. The decrease in the average loan balances outstanding for the three and nine months ended March 31, 2009 were attributable to decreased demand for mortgages as a result of low levels of consumer confidence, rising levels of unemployment, continued and deepening weakness in the economy, an excess supply of existing homes available for sale, and lower levels of housing starts. The Company continues to offer competitively priced mortgages through its correspondent lending program, however, consumer demand has been very weak.

Dividends on FHLB stock decreased $119 thousand or 100.0% and $205 thousand or 59.9% for the three and nine months ended March 31, 2009, when compared to the same periods in 2008. The decreases for the three and nine months ended March 31, 2009 were attributable to 483 and 310 basis point decreases, respectively, in the average yield earned on FHLB stock when compared to the same periods in 2008, which were partially offset by increases in the average balance of FHLB stock held for the three and nine months ended March 31, 2009 of $1.1 million and $640 thousand, respectively, when compared to the same periods in 2008. The increases in average balances of FHLB stock held resulted from increased levels of FHLB borrowings and associated FHLB stock purchase requirements during the periods. In December 2008, the FHLB of Pittsburgh announced that it was suspending the payment of dividends and redemptions of excess capital stock from members. The FHLB’s stated purpose of these actions is to build retained earnings to ensure adequate regulatory capital.

Interest Expense. Interest paid on other short-term borrowings decreased $266 thousand or 95.7% and $1.4 million or 82.0%, respectively, for the three and nine months ended March 31, 2009 when compared to the same periods in 2008. The decrease for the three months ended March 31, 2009 was primarily attributable to a 359 basis point decrease in rates paid on other short-term borrowings and a $17.2 million decrease in average balances of other short-term borrowings during the period when compared to the same period in 2008. The decrease for the nine months ended March 31, 2009, was primarily attributable to a 301 basis point decrease in rates paid on other short-term borrowings and a $24.8 million decrease in average balances of other short-term borrowings during the period when compared to the same period in 2008. The decrease in rates paid reflect lower short-term market interest rates while the decrease in average balances of other short-term borrowings is attributable to more favorable short-term borrowing rates offered by the Federal Reserve Bank.

Interest expense on deposits and escrows decreased $490 thousand or 51.7% and $1.4 million or 44.1% for the three and nine months ended March 31, 2009, when compared to the same period in 2008. The decrease in interest expense on deposits for the three months ended March 31, 2009 was primarily attributable to a 187 basis point decrease in the weighted average rate paid on time deposits, a 188 basis point decrease in the weighted average rate paid on money market accounts, and a $9.6 million decrease in the average balance of time deposits, which were partially offset by a $1.9 million increase in the average balance of money market accounts, when compared to the same period in 2008. The decrease for the nine months ended March 31, 2009, was primarily attributable to a 161 basis point decrease in the weighted average rate paid on time deposits, a 209 basis point decrease in the weighted average rate paid on money market accounts, and a $9.4 million decrease in the average balance of time deposits, which were partially offset by a $3.1 million increase in the average balance of money market accounts, when compared to the same period in 2008. The decrease in average yields of time deposits and money market accounts reflects lower market rates for the three and nine months ended March 31, 2009 while the change in average balances for time deposits and money market accounts may be in response to increased liquidity preferences by depositors in response to unsettled financial markets.

Interest paid on FHLB advances decreased $559 thousand or 23.5% and $1.4 million or 19.3% for the three and nine months ended March 31, 2009, when compared to the same periods in 2008. The decrease for the three months ended March 31, 2009 was attributable to a 304 basis point decrease in rates paid on FHLB short-term advances, and a $69.4 million decrease in the average balance of FHLB short-term advances when compared to the same period in 2008. The decrease for the nine months ended March 31, 2009, was primarily attributable to a 299 basis point decrease in rates paid on short-term FHLB advances and a $26.8 million decrease in the average balance of short-term FHLB advances, when compared to the same period in 2008. The decrease in rates paid reflect lower short-term market interest rates.

Interest paid on FRB short-term borrowings increased $82 thousand or 100% and $232 thousand or 100% for the three and nine months ended March 31, 2009, when compared to the same periods in 2008. The increase for the three and nine months ended March 31, 2009 was attributable to increases of $121.3 million and $61.1 million, respectively, in the average balances of FRB short-term borrowings. The increase in average balances of FRB short-term borrowings is attributable to more favorable short-term borrowing rates offered by the Federal Reserve Bank, when compared to other short-term funding sources.

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

The Company recorded provisions for loan losses of $14 thousand and $35 thousand for the three and nine months ended March 31, 2009, respectively, compared to recoveries for loan losses of $57 thousand and $64 thousand for the same periods in 2008. The increases for both periods in fiscal 2009 can be primarily attributable to higher average loan balances recorded in fiscal 2009, while the comparable period in fiscal 2008 included a recovery on a commercial real estate loan of approximately $55 thousand. At March 31, 2009, the Company’s total allowance for loan losses amounted to $991 thousand or 1.7% of the Company’s total loan portfolio, as compared to $956 thousand or 1.7% at June 30, 2008.

Non-Interest Income. Non-interest income increased by $3 thousand or 2.2% and $24 thousand or 5.5% for the three and nine months ended March 31, 2009, respectively, when compared to the same periods in 2008. The increase was primarily attributable to increased levels of ATM and debit card fee income.

Non-Interest Expense. Non-interest expense decreased $16 thousand or 1.9% and increased $20 thousand or 0.7% for the three and nine months ended March 31, 2009, respectively, when compared to the same periods in 2008. The decrease for the three months ended March 31, 2009 was principally attributable to a $24 thousand decrease in employee related costs, when compared to the same period in 2008. The increase for the nine months ended March 31, 2009 was primarily attributable to increases in employee related costs, when compared to the same period in 2008.

Income Tax Expense. Income tax expense decreased $185 thousand or 38.9% and $366 thousand or 25.2% for the three and nine months ended March 31, 2009, respectively, when compared to the same periods in 2008. The decrease for the three months ended March 31, 2008 was primarily due to lower levels of taxable income, while the decrease for the nine months ended March 31, 2009 was due primarily to a decrease in the Company’s deferred tax assets attributable to the deferred director compensation plan and lower levels of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $543 thousand during the nine months ended March 31, 2009. Net cash provided by operating activities was primarily comprised of $2.4 million of net income, which was partially offset by a $798 thousand decrease in deferred director compensation accounts, a $358 thousand decrease in accrued interest payable, $353 thousand in accretion of discounts on commercial paper, and $337 thousand in accretion of discounts, premiums and deferred loan fees.

Funds used for investing activities totaled $20.3 million during the nine months ended March 31, 2009. Primary uses of funds during the nine months ended March 31, 2009, included purchases of investments, certificates of deposit and FHLB stock totaling $173.3 million, $27.1 million and $13.2 million, respectively, and a $2.5 million increase in net loans receivable, which were partially offset by maturities and repayments of investment securities, mortgage-backed securities, FHLB stock and certificates of deposit totaling $163.2 million, $14.5 million, $9.3 million, and $8.9 million, respectively. Short-term investment grade commercial paper purchases, included in investment securities purchases, totaled $85.1 million; and maturities of short-term commercial paper totaled $90.9 million. Fixed rate U.S. Government agency bonds purchased during the period totaled $41.8 million, while early redemptions by issuers of fixed-rate callable U.S. Government agency bonds during the nine months totaled $61.4 million.

Funds provided by financing activities totaled $19.5 million for the nine months ended March 31, 2009. The primary sources included a $47.1 million increase in FRB short-term borrowings which was partially offset by a $15.1 million decrease in other short-term borrowings, a $5.5 million decrease in FHLB long-term advances, a $3.6 million decrease in deposits, $2.4 million in treasury stock purchases and $1.0 million in cash dividends paid on the Company’s common stock. The increase in FRB short-term borrowings reflects lower short-term rates available through the FRB compared to other short-term funding sources. The $3.6 million decrease in total deposits consisted of a $5.4 million decrease in time deposits, and a $239 thousand decrease in mortgage escrow accounts, which were partially offset by a $1.4 million increase in money market deposits, a $551 thousand increase in demand deposits and a $255 thousand increase in passbook accounts. The decrease in time deposits may be attributable to customer transfers into money market accounts and to possible other financial alternatives. The increase in money market balances may be attributable to lower market yields on certificates of deposits and increased liquidity preferences by depositors in response to unsettled financial markets. The decrease in escrow accounts was due primarily to the payments of local property taxes by and for customers. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances, the FRB and other short-term borrowings. At March 31, 2009, total approved loan commitments outstanding amounted to approximately $2.1 million. At the same date, commitments under unused lines of credit amounted to $4.9 million and the unadvanced portion of construction loans approximated $10.6 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2009 totaled $47.8 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

On April 28, 2009, the Company’s Board of Directors declared a cash dividend of $0.16 per share payable May 21, 2009, to shareholders of record at the close of business on May 11, 2009. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

On January 28, 2009, the Company announced its Tenth Stock Repurchase Program. The Company’s Tenth Stock Repurchase Program totals 106,000 shares and began upon completion of its Ninth Stock Repurchase Program on February 6, 2009. As of March 31, 2009, 44,500 shares have been repurchased under the Tenth Stock Repurchase Program.

West View Savings Bank has elected to participate in the FDIC’s Transaction Account Guarantee Program. This program provides unlimited FDIC deposit insurance on non-interest bearing bank checking accounts. Neither West View Savings Bank, or the Company, have applied for funding under the U.S. Treasury’s Troubled Asset Relief Program.

As of March 31, 2009, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $31.0 million or 17.4% and $32.0 million or 18.0%, respectively, of total risk-weighted assets, and Tier I leverage capital of $31.0 million or 6.95% of average quarterly assets.

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

The Company’s nonperforming assets at March 31, 2009 totaled approximately $1.6 million or 0.4% of total assets as compared to $1.6 million or 0.4% of total assets at June 30, 2008. Nonperforming assets at March 31, 2009 consisted of: one commercial real estate loan totaling $972 thousand, five single-family real estate loans totaling $384 thousand, one single-family construction loan totaling $235 thousand and one secured line of credit totaling $17 thousand. These loans are in various stages of collection activity.

During the nine months ended March 31, 2009 the composition of non-performing assets changed by the addition to non-accrual status of one single-family construction loan totaling $235 thousand and one single-family real estate loan totaling $155 thousand which were partially offset by the payoff in full of a $356 thousand non-performing speculative construction loan, the removal from non-accrual status of two home equity lines of credit totaling $5 thousand, and paydowns on non-accrual loans of $4 thousand.

At March 31, 2009, the Company had one previously restructured and non-performing commercial real estate loan to a retirement village located in the North Hills totaling $972 thousand. The Savings Bank’s outstanding principal balance totaled $2.0 million at June 30, 2003. During the quarter ended September 30, 2003, the Savings Bank redeemed $388 thousand of participating interests. During the quarter ended December 31, 2003, the Bank sold a forty percent participating interest to another financial institution at par resulting in proceeds totaling $979 thousand. The Savings Bank’s outstanding principal balance totaled $972 thousand at June 30, 2008. The Company had recorded interest received on this credit on a cost recovery basis until September 30, 2003 when it began to recognize interest income. During the nine months ended March 31, 2009 the Company received and recognized $39 thousand of interest income. The project is experiencing lower than desired levels of occupancy, and the borrower is working to increase occupancy. The Company is in negotiations to work-out this credit, however, at this time, the Company cannot predict the final form or outcome of the work-out negotiations.

At March 31, 2009, the Company had one previously restructured loan secured by undeveloped land totaling $311 thousand and one previously restructured unsecured loan totaling $12 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, the Company had recorded interest payments received on a cost recovery basis until June 30, 2006 and is now recording interest income.

During the nine months ended March 31, 2009, approximately $23 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the nine months ended March 31, 2009. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest-rate changes. For example, assume that an institution’s assets carry intermediate or long-term fixed rates and that those assets were funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution’s interest expense on its liabilities may not be sufficiently offset if assets continue to earn interest at the long-term fixed rates. Accordingly, an institution’s profits could decrease on existing assets because the institution will either have lower net interest income or, possibly, net interest expense. Similar risks exist when assets are subject to contractual interest-rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing-rate environment.

During the three months ending March 31, 2009, liquidity conditions in the short-term credit (e.g. LIBOR, repurchase agreement, commercial paper) markets began to slowly improve. The improvement of liquidity in the short-term credit markets can be traced to: coordinated domestic and foreign Central Bank liquidity injections, various U.S. and foreign government guarantees of banking system obligations and a gradual restoration of investor confidence. The Company noticed several anomalies: 1) low, and at times negative, short-term U.S. Treasury yields; 2) a marked reduction in the one and three month dollar LIBOR rate in comparison to the Federal Reserve’s targeted federal funds rate; and 3) a significant increase in market spreads for short and intermediate-term corporate bonds when compared to U.S. Treasurys. During the quarter ended March 31, 2009, the Company capitalized on these short-term anomalies by increasing purchases of intermediate-term corporate bonds and utility first mortgage bonds, with maturities generally within fifteen to sixty months, to lock in attractive fixed rates of return. Management used a variety of wholesale short-term borrowing sources for funding, including repurchase agreements, FHLB advances, and various FRB programs.

The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at December 31, 2006, March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, and March 31, 2009. The difference in yields on the two and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve
December 31, 2006	5.25%	4.82%	4.71%	Inverted
March 31, 2007	5.25%	4.58%	4.65%	Slightly Positive
June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% - 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% - 0.25%	0.81%	2.71%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and continued high levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment and mortgage-backed securities portfolios for the nine months ended March 31, 2009, totaled $11.7 million, $163.2 million and $14.5 million, respectively. Included in the Company’s investment repayments are commercial paper maturities totaling $90.9 million, and issuer redemptions of fixed rate U.S. Government agency bonds of $61.4 million. While the Company’s short-term borrowings are highly responsive to changes in market interest rates, deposit rates typically occur on a lagged basis.

The term premium of market interest rates is often used to determine the relative merits of taking an additional interest rate risk and to gauge the market’s expectation of future interest rates. Due to changes in the term premium of market interest rates experienced during the nine months ended March 31, 2009 the Company adjusted its asset/liability mix in several ways. Intermediate term callable U.S. Government Agency securities were purchased early on during the nine months ended March 31, 2009. As financial market conditions deteriorated, the Company purchased short-term investment grade commercial paper. As credit market conditions began to improve during our fiscal third quarter we began to purchase short and intermediate-term investment grade corporate bonds including utility first mortgage bonds. With respect to short-term borrowings, the Company replaced broker repurchase agreements (“other short-term borrowings”) with FRB short-term borrowings due to lower borrowing costs at the FRB.

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

The Company purchased short-term investment grade commercial paper to earn a favorable financing spread and to provide higher levels of liquidity due to turmoil in the world financial markets. The Company also continued to purchase intermediate term fixed rate callable U. S. Government Agency bonds, intermediate term investment grade corporate bonds, utility first mortgage bonds, and FDIC insured bank certificates of deposit in order to earn a spread against the Company’s various deposits and borrowings while limiting interest rate risk within the portfolio. Each of the aforementioned strategies also helped to better match the interest-rate and liquidity risks associated with the Savings Bank’s customers’ liquidity preference for shorter term money market and time deposit products.

During the nine months ended March 31, 2009, principal investment purchases were comprised of: callable fixed rate U.S. Government agency bonds with initial lock-out periods as follows: 0 – 3 months—$12.0 million with a weighted average yield to call of approximately 9.19% and a weighted average yield to maturity of 6.03%; 4 – 12 months—$27.1 million with a weighted average yield to call of approximately 3.92%; and over 36 months—$2.6 million with a weighted average yield to call of approximately 6.09%; short-term investment grade commercial paper—$89.1 million with a weighted average yield of 4.84%; investment grade fixed rate corporate bonds—$17.9 million with a weighted average yield of 4.25%; investment grade floating-rate corporate bonds—$11.5 million with a weighted average initial rate of 2.04% and a weighted average initial yield of three month LIBOR plus 292.61 basis points; and investment-grade utility first mortgage bonds—$13.1 million with a weighted average yield of 5.67%. The Company also purchased $27.1 million of FDIC insured certificates of deposit with a weighted average yield of 3.47%. Major investment proceeds received during the nine months ended March 31, 2009 were: callable government agency bonds—$61.4 million with a weighted average yield of approximately 5.94%; short-term investment grade commercial paper—$90.9 million with a weighted average yield of approximately 4.91%; mortgage-backed securities—$14.5 million; and investment grade corporate bonds—$10.9 million with a weighted average yield of 5.08%. The Company also had $8.9 million in FDIC insured bank certificates of deposit repaid with a weighted average yield of approximately 3.61%.

As of March 31, 2009, the implementation of these asset and liability management initiatives resulted in the following:

1)	$199.6 million or 99.0% of the Company’s portfolio of mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) were comprised of floating rate instruments that reprice on a monthly basis;

2)	$73.4 million or 52.8% of the Company’s investment portfolio was comprised of fixed-rate callable U.S. Government Agency bonds which are callable as follows: 3 months or less—$40.7 million; 3 – 6 months—$12.7 million; 6 – 12 months—$13.3 million; and 1 – 3 years—$6.6 million; These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

3)	$22.0 million or 15.8% of the Company’s investment portfolio consisted of investment grade fixed rate corporate bonds with maturities between one and seventy-two months;

4)	$15.6 million or 11.2% of the Company’s investment portfolio consisted of investment grade floating rate corporate bonds which will reprice within three months and will mature within two to fifteen months;

5)	$13.1 million or 9.4% of the Company’s investment portfolio consisted of utility first mortgage bonds with maturities between twenty and one hundred eight months;

6)	$6.0 million or 4.3% of the Company’s investment portfolio was comprised of investment grade commercial paper with maturities of less than 10 days;

7)	$27.5 million or 6.2% of the Company’s total assets consisted of FDIC insured bank certificates of deposit with remaining maturities ranging from one to sixteen months;

8)	An aggregate of $33.4 million or 56.6% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months; and

9)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less—$132.6 million or 50.5%; 1 – 3 years—$112.6 million or 42.8%; and over 5 years—$17.5 million or 6.7%.

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

	March 31,	June 30,
	2009	2008	2007
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$391,434	$377,916	$206,136
Interest-bearing liabilities maturing or repricing within one year	232,224	207,133	187,494

Interest sensitivity gap	$159,210	$170,783	$18,642

Interest sensitivity gap as a percentage of total assets	35.86%	40.36%	4.57%
Ratio of assets to liabilities maturing or repricing within one year	168.56%	182.45%	109.94%

During the nine months ended March 31, 2009, the Company managed its one year interest sensitivity gap by: (1) emphasizing loans with shorter-terms or repricing frequencies; (2) investing in short-term FDIC insured bank certificates of deposits; and, (3) adjusting its investment portfolio to include investment grade fixed and floating rate corporate bonds.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at March 31, 2009. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cummulative Gap ($’s)	$115,301	$114,730	$120,835	$27,500	$20,452	$30,665	$30,786
% of Total Assets	26.0%	25.8%	27.2%	6.2%	4.6%	6.9%	6.9%
Base Case Up 100 bp
Cummulative Gap ($’s)	$122,917	$135,489	$151,003	$60,467	$46,146	$51,143	$30,786
% of Total Assets	27.7%	30.5%	34.0%	13.6%	10.4%	11.5%	6.9%
Base Case No Change
Cummulative Gap ($’s)	$125,581	$139,652	$159,210	$70,067	$55,911	$59,300	$30,786
% of Total Assets	28.3%	31.5%	35.9%	15.8%	12.6%	13.4%	6.9%
Base Case Down 100 bp
Cummulative Gap ($’s)	$126,059	$140,505	$160,580	$71,836	$57,559	$59,474	$30,786
% of Total Assets	28.4%	31.6%	36.2%	16.2%	13.0%	13.4%	6.9%
Base Case Down 200 bp
Cummulative Gap ($’s)	$126,079	$140,541	$160,640	$71,925	$57,644	$59,485	$30,786
% of Total Assets	28.4%	31.7%	36.2%	16.2%	13.0%	13.4%	6.9%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2009. This analysis was done assuming that the interest-earning assets will average approximately $424 million and $439 million over a projected twelve and twenty-four month period, respectively for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at March 31, 2009.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Modeled Change in Market Interest Rates
Estimated impact on:	-200	-100	0	+100	+200
Change in net interest income	-11.9%	-10.8%	—	34.4%	88.9%
Return on average equity	1.98%	2.09%	3.12%	6.34%	11.24%
Return on average assets	0.13%	0.14%	0.22%	0.45%	0.78%
Market value of equity (in thousands)	$2,220	$5,180	$7,838	$10,359	$9,909

	Twenty-four Month Modeled Change in Market Interest Rates
Estimated impact on:	-200	-100	0	+100	+200
Change in net interest income	-4.7%	-2.9%	—	19.8%	50.4%
Return on average equity	11.60%	11.90%	12.27%	15.24%	19.13%
Return on average assets	0.78%	0.81%	0.84%	1.10%	1.40%

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2009.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$5,085
6.98%
Adjustable rate	$5,481
4.53%
Undisbursed lines of credit
Adjustable rate	$4,890
3.79%
Loan origination commitments
Fixed rate	$665
6.56%
Adjustable rate	$1,444 5.95%
Letters of credit
Adjustable rate	$541
4.25%

$18,106

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2009, the Savings Bank had four performance standby letters of credit outstanding totaling approximately $254 thousand and two financial letters of credit totaling $287 thousand. All performance letters of credit are secured by developed property while the financial letters of credit are secured by certificates of deposit. All of the letters of credit will mature within thirteen months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934).

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on this assessment, management believes that, as of March 31, 2009, the Company’s internal control over financial reporting was effective.

(b)	No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

ITEM 1A.	Risk Factors

The following risk factors are added to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2008.

Our deposit insurance premium could be substantially higher in the future which would have an adverse effect on our future earnings.

Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. The recent failures of a large financial institution and several smaller ones have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio to 1.01% as of June 30, 2008, 18 basis points below the reserve ratio as of March 31, 2008. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

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

On February 27, 2009, the FDIC: (1) adopted a final rule modifying the risk based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; (2) due to extraordinary circumstances, extended the period of the restoration plan to seven years; and (3) adopted an interim rule with request for comments imposing an emergency 20 basis point special assessment on June 30, 2009, which will be collected on September 30, 2009, and allowing the FDIC’s Board of Directors to impose possible additional special assessments up to 10 basis points thereafter to maintain public confidence in the Deposit Insurance Fund. However, Sheila Bair, the FDIC Chairman, has indicated in a letter to Senator Dodd, the Chairman of the Senate Banking Committee that, if the FDIC’s authority to borrow from the U.S. Department of the Treasury is increased, the FDIC would reduce the amount of the proposed special assessment. The Senate has approved a bill increasing the FDIC’s borrowing authority.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended March 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs [2,3]
01/01/09 – 01/31/09	6,500	15.98	6,500	109,100
02/01/09 – 02/28/09	36,400	15.94	36,400	72,700
03/01/09 – 03/31/09	11,200	15.97	11,200	61,500
Total	54,100	15.95	54,100	61,500

(1)	9,600 shares indicated were purchased under the Company’s Ninth Stock Repurchase Program and 44,500 shares indicated were purchased under the Company’s Tenth Stock Repurchase Program.
(2)	Ninth Stock Repurchase Program

(a)	Announced August 14, 2007 and amended August 26, 2008.

(b)	125,000 common shares approved for repurchase announced on August 14, 2007. Additional 40,000 shares approved for repurchase and announced on August 26, 2008 for an amended total of 165,000 shares approved for repurchase.

(c)	No fixed date of expiration.

(d)	This program was completed on February 6, 2009.

(e)	Not applicable.

(3)	Tenth Stock Repurchase Program

(a)	Announced January 29, 2009.

(b)	106,000 common shares approved for repurchase.

(c)	No fixed date of expiration.

(d)	This program has not expired and has 61,500 shares remaining to be repurchased at March 31, 2009.

(e)	Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

(a)	Not applicable.

(b)	Not applicable.

ITEM 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

May 11, 2009	BY:	/s/ David J. Bursic
Date		David J. Bursic
President and Chief Executive Officer (Principal Executive Officer)

May 11, 2009	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)