Form 10-K
period 2009-06-30
WVS FINANCIAL CORP
filed 2009-09-14
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.: 0-22444

WVS Financial Corp.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1710500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9001 Perry Highway Pittsburgh, Pennsylvania	15237
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 364-1911

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The NASDAQ Global MarketSM
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2008, the aggregate value of the 1,788,169 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 343,616 shares held by all directors and officers of the registrant as a group, was approximately $28.6 million. This figure is based on the last known trade price of $15.98 per share of the registrant’s Common Stock on December 31, 2008.

Number of shares of Common Stock outstanding as of September 10, 2009: 2,070,085

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2009 are incorporated into Part II.

(2)	Portions of the definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated into Part III.

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

•	changes in the extensive laws, regulations and policies governing financial holding companies and their subsidiaries could alter our business environment or affect our operations;

•	the potential need to adapt to industry changes in information technology systems, on which we are highly dependent, could present operational issues or require significant capital spending;

•

competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments such as the internet or bank regulatory reform;

•

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2009.

Lending Activities

General. At June 30, 2009, the Company’s net portfolio of loans receivable totaled $58.1 million, as compared to $56.5 million at June 30, 2008. Net loans receivable comprised 13.9% of the Company’s total assets at June 30, 2009, as compared to 13.3% at June 30, 2008. The principal categories of loans in the Company’s portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans, land acquisition and development loans and commercial loans. Substantially all of the Company’s mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration (“FHA”) nor partially guaranteed by the Department of Veterans Affairs (“VA”). Historically, the Company’s lending activities have been concentrated in single-family residential and land development and construction loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

On occasion, the Company has also purchased whole loans and loan participations secured by properties located outside of its primary market area but predominantly in Pennsylvania. The Company believes that substantially all of its mortgage loans are secured by properties located in Pennsylvania. Moreover, substantially all of the Company’s non-mortgage loan portfolio consists of loans made to residents and businesses located in the Company’s primary market area.

Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2009, the Savings Bank’s limit on loans-to-one borrower was approximately $4.7 million. The Company’s general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2009, the Company’s five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $2.1 million to $4.2 million, with a $4.2 million group of loans-to-one borrower secured by real estate located in the Company’s primary market area and investments pledged by the borrower. The remainder of the groups of loans-to-one borrower are secured primarily by real estate located in the Company’s primary market area. Related outstanding principal balances on the Company’s five largest loans or group of loans-to-one borrower, including related entities, ranged from an aggregate of $1.1 million to $3.8 million.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s net loans receivable portfolio by type of loan at the dates indicated.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
Single-family	$14,989	22.10%	$16,020	23.45%	$17,102	23.26%	$17,702	26.72%	$20,680	27.86%
Multi-family	5,070	7.48	6,897	10.09	6,458	8.78	4,339	6.55	4,960	6.68
Commercial	9,179	13.54	6,622	9.69	7,699	10.47	7,574	11.43	8,561	11.53
Construction	23,581	34.78	23,012	33.67	25,679	34.92	20,964	31.64	22,065	29.72
Land acquisition and development	1,440	2.12	1,992	2.91	2,195	2.99	3,221	4.86	5,884	7.93

Total real estate Loans	54,259	80.02	54,543	79.81	59,133	80.42	53,800	81.20	62,150	83.72

Consumer loans:
Home equity	8,413	12.41	8,732	12.78	9,858	13.41	9,444	14.26	10,082	13.58
Other	1,034	1.52	737	1.08	551	0.75	962	1.45	1,089	1.47

Total consumer Loans	9,447	13.93	9,469	13.86	10,409	14.16	10,406	15.71	11,171	15.05

Commercial loans	4,102	6.05	4,328	6.33	3,988	5.42	2,050	3.09	915	1.23

Commercial lease Financings	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

	67,808	100.00%	68,340	100.00%	73,530	100.00%	66,256	100.00%	74,236	100.00%

Less:
Undisbursed loan Proceeds	(8,896)		(10,813)		(12,090)		(9,512)		(12,882)
Net deferred loan Origination fees	(102)		(94)		(104)		(85)		(82)
Allowance for loan Losses	(662)		(956)		(986)		(957)		(1,121)

Net loans Receivable	$58,148		$56,477		$60,350		$55,702		$60,151

Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company’s loans and mortgage-backed securities at June 30, 2009. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company’s loan portfolio.

	Real Estate Loans
	Single- family	Multi- family	Commercial	Construction	Land acquisition and development	Consumer loans and commercial loans	Mortgage- backed securities	Total
	(Dollars in Thousands)
Amounts due in:
One year or less	$238	$1,061	$972	$16,661	$725	$1,748	$—	$21,405
After one year through five years	584	106	95	5,497	715	2,552	—	9,549
After five years	14,167	3,903	8,112	1,423	—	9,249	176,204	213,058

Total(1)	$14,989	$5,070	$9,179	$23,581	$1,440	$13,549	$176,204	$244,012

Interest rate terms on amounts due after one year:
Fixed	$11,841	$340	$5,233	$2,037	$83	$7,082	$2,075	$28,691
Adjustable	2,910	3,669	2,974	4,883	632	4,719	174,129	193,916

Total	$14,751	$4,009	$8,207	$6,920	$715	$11,801	$176,204	$222,607

(1)	Does not include adjustments relating to loans in process, the allowance for loan losses, accrued interest, deferred fee income and unearned discounts.

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

At June 30, 2009, the Company had approximately $7.1 million of renewed commercial real estate and construction loans. The $7.1 million in aggregate disbursed principal that has been renewed is comprised of: single-family speculative construction loans totaling $5.3 million, land acquisition and development loans totaling $802 thousand and multi-family construction loans totaling $1.0 million. Management believes that the previously discussed whole loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All but one of the loans that have been rolled over are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans. The one loan not in compliance with all loan terms was considered non-performing as of June 30, 2008, and totaled $235 thousand.

Origination, Purchase and Sale of Loans. Applications for residential real estate loans and consumer loans are accepted at all of the Company’s offices. Applications for commercial real estate loans are taken only at the Company’s Franklin Park office. Loan applications are primarily attributable to existing customers, builders, walk-in customers and referrals from both real estate loan brokers and existing customers.

All processing and underwriting of real estate and commercial business loans is performed solely at the Company’s loan division at the Franklin Park office. The Company believes this centralized approach to approving such loan applications allows it to process and approve such applications faster and with greater efficiency. The Company also believes that this approach increases its ability to service the loans. The Savings Bank’s Director of Retail Lending and Commercial Lending Manager lending authority ranges from $5 thousand (unsecured loans) to $300 thousand (loans secured by first mortgage liens). With the approval of the Savings Bank’s President, the individual lending authorities range from $25 thousand (unsecured), $500 thousand (loans secured by non-real estate collateral), $750 thousand (first and second mortgages) and $2 million on secured builder lines of credit. All loan applications are required to be ratified by the Company’s Loan Committee, comprised of both outside directors and management, which meets at least monthly.

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

The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company’s market area is insufficient or to increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 2009, $529 thousand or 0.9% of the Company’s net loans receivable consisted of single-family mortgage whole loans purchased from another financial institution.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 2009, $529 thousand or 0.9% of the Company’s net loans receivable were being serviced for the Company by others.

The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

	At or For the Year Ended June 30,
	2009	2008	2007
	(Dollars in Thousands)

Net loans receivable beginning balance	$56,477	$60,350	$55,702
Real estate loan originations
Single-family(1)	2,709	746	1,366
Multi-family(2)	491	160	766
Commercial	576	136	984
Construction	6,494	9,504	12,910
Land acquisition and development	1,560	640	3,107

Total real estate loan originations	11,830	11,186	19,133

Home equity	1,306	871	2,319
Commercial	150	—	1,205
Other	45	109	227

Total loan originations	13,331	12,166	22,884

Disbursements against available credit lines:
Home equity	1,898	2,571	2,530
Other	1	10	6
Commercial	596	1,518	2,195
Purchase of whole loans and participations	—	—	—

Total originations and purchases	15,826	16,265	27,615

Less:
Loan principal repayments	16,358	21,455	20,636
Sales of whole loans (3)	—	—	—
Sales of participation interests (4)	—	—	—
Transferred to real estate owned	—	—	—
Change in loans in process	(1,917)	(1,277)	2,282
Other, net(5)	(286)	(40)	49

Net increase(decrease)	$1,671	$(3,873)	$4,648

Net loans receivable ending balance	$58,148	$56,477	$60,350

(1)	Consists of loans secured by one-to-four family properties.
(2)	Consists of loans secured by five or more family properties.
(3)	Loans sold included servicing rights.
(4)	As of June 30, 2009, loans serviced for others totaled approximately $719 thousand.
(5)	Includes reductions for net deferred loan origination fees and the allowance for loan losses.

Real Estate Lending Standards. All financial institutions are required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (“Guidelines”) adopted by the federal banking agencies in December 1992. The Guidelines set forth uniform regulations prescribing standards for real estate lending. Real estate lending is defined as an extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value (“LTV”) limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the Board of Directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and non-residential) (80%); improved property (85%); and one-to-four family residential (owner-occupied) (no maximum ratio; however any LTV ratio in excess of 90% should require appropriate mortgage insurance or readily marketable collateral). Consistent with its conservative lending philosophy, the Company’s LTV limits are generally more restrictive than those in the Guidelines: raw land (60%); land development (70%); construction (commercial - 75%; multi-family – 75%; speculative residential - 80%); 1 – 2 family residential properties (80%); multi-family residential (75%); and commercial real estate (75%).

Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2009, $15.0 million or 22.1% of the Company’s total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. Single-family loan originations totaled $2.7 million and increased $2.0 million or 263.1% during the fiscal year ended June 30, 2009, when compared to fiscal 2008. The Company believes that overall loan originations increased in fiscal 2009 due to low levels of market interest rates, and higher levels of refinancings. Due to low levels of market interest rates, the Company continued to offer shorter duration consumer, home equity, construction loans, land acquisition and development loans and commercial loans.

The Company historically has originated fixed-rate loans with terms of up to 30 years. Although such loans are originated with the expectation that they will be maintained in the portfolio, these loans are originated generally under terms, conditions and documentation that permit their sale in the secondary market. The Company also makes available single-family residential adjustable-rate mortgages (“ARMs”), which provide for periodic adjustments to the interest rate, but such loans have never been as widely accepted in the Company’s market area as the fixed-rate mortgage loan products. The ARMs currently offered by the Company have up to 30-year terms and an interest rate, which adjusts in accordance with one of several indices.

At June 30, 2009, approximately $12.1 million or 80.6% of the single-family residential loans in the Company’s loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company’s experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

The Company is permitted to lend up to 100% of the appraised value of real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by state banking regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 75% of the appraised value of the security property. Prior to the global financial crisis experienced during fiscal 2009, and pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance was obtained on residential loans for which loan-to-value ratios exceed 80% according to the following schedule: loans exceeding 80% but less than 90% - 25% coverage; loans exceeding 90% but less than 95% - 30% coverage; and loans exceeding 95% through 100%

- 35% coverage. During the global financial crisis of fiscal 2009, the major PMI companies were downgraded by the rating agencies with respect to financial capacity and claims payment ability. Accordingly, the Board of Directors amended our underwriting guidelines to preclude the use of PMI until the PMI companies regain their financial footing. No loans are made in excess of 100% of appraised value.

Property appraisals on the real estate and improvements securing the Company’s single-family residential loans are made by independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with federal regulations and policies. The Company obtains title insurance policies on most of the first mortgage real estate loans originated. If title insurance is not obtained or is unavailable, the Company obtains an abstract of title and a title opinion. Borrowers also must obtain hazard insurance prior to closing and, when required by the United States Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes and mortgage insurance premiums as they become due.

Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2009, $5.1 million or 7.5% of the Company’s total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented a decrease of $1.8 million or 26.5% from fiscal 2008. Of the $5.1 million, approximately $3.7 million or 72.3% provide for an adjustable rate of interest, while approximately $1.4 million or 27.7% are fixed rate loans.

At June 30, 2009, $9.2 million or 13.5% of the Company’s loan portfolio consisted of loans secured by existing commercial real estate properties, which represented an increase of $2.6 million or 38.6% from fiscal 2008. Of the $9.2 million, approximately $3.0 million or 32.4% provide for an adjustable rate of interest, while approximately $6.2 million or 67.6% are fixed rate loans.

The majority of the Company’s multi-family residential loans are secured primarily by 5 to 20 unit apartment buildings, while commercial real estate loans are secured by office buildings, small retail establishments and churches. These types of properties constitute the majority of the Company’s commercial real estate loan portfolio. The Company’s multi-family residential and commercial real estate loan portfolio consists primarily of loans secured by properties located in its primary market area.

Although terms vary, multi-family residential and commercial real estate loans generally are amortized over a period of up to 15 years (although some loans amortize over a 20 year period) and mature in 5 to 15 years. The Company will originate these loans either with fixed or adjustable interest rates which generally is negotiated at the time of origination. Loan-to-value ratios on the Company’s commercial real estate loans are currently limited to 75% or lower. As part of the criteria for underwriting multi-family residential and commercial real estate loans, the Company generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of the debt service to debt service) of at least 125%. If the borrower has insufficient stand-alone financial capacity, the Savings Bank will either obtain personal guarantees on its multi-family residential and commercial real estate loans from the principals of the borrower and, if these cannot be obtained, to impose more stringent loan-to-value, debt service and other underwriting requirements.

At June 30, 2009 the Company’s multi-family residential and commercial real estate loan portfolio consisted of approximately 40 loans with an average principal balance of $356 thousand. At June 30, 2009, the Company had one multi-family residential real estate loan totaling $465 thousand that was classified as a non-accrual loan. This loan was brought current in August 2009. During the year ended June 30, 2009, $28 thousand of interest was collected and recognized on this non-accrual loan.

Construction Loans. For many years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company’s primary market area. At June 30, 2009, construction loans amounted to approximately $23.6 million or 34.8% of the Company’s total loan portfolio, which represented an increase of $569 thousand or 2.5% from fiscal 2008. The increase was principally due to increased levels of speculative construction loans. During fiscal 2009, we also picked up several seasoned builders as customers who were no longer able to obtain financing from their previous banks due to the credit crisis. As of June 30, 2009, the

Company’s portfolio of construction loans consisted primarily of $21.2 million of loans for the construction of single-family residential real estate. Construction loan originations totaled $6.5 million and decreased by $3.0 million or 31.7% during the fiscal year ended June 30, 2009, when compared to the same period in 2008. The Company attributes the decrease in construction loan originations to higher levels of unsold new and existing homes available for sale nationally and in its primary market area.

Construction loans are made for the purpose of constructing a single-family residence. The Company will underwrite such loans to individuals on a construction/permanent mortgage loan basis or to a builder/developer on a speculative (not pre-sold) construction mortgage loan basis. At June 30, 2009, approximately 86.9% of total outstanding construction loans were made to local real estate builders and developers with whom the Company has worked for a number of years for the purpose of constructing primarily single-family residences. Upon application, credit review and analysis of personal and corporate financial statements, the Company may grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $3.0 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company’s authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2009, the Company also had $1.4 million or 2.1% of the total loan portfolio invested in land development loans, which consisted of 9 loans to 9 developers.

Speculative construction loans generally have maturities of 18 months, including one 6 month extension, with payments being made monthly on an interest-only basis. Thereafter, the permanent financing arrangements will generally provide for either an adjustable or fixed interest rate, consistent with the Company’s policies with respect to residential and commercial real estate financing.

The Company intends to maintain its involvement in construction lending within its primary market area. Such loans afford the Company the opportunity to increase the interest rate sensitivity of its loan portfolio. Commercial real estate and construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences.

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

Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2009, $9.4 million or 13.9% of the Company’s total loan portfolio consisted of consumer loans, which represented a decrease of $22 thousand or 0.2% from fiscal 2008. The consumer loans offered by the Company include home equity loans, home equity lines of credit, automobile loans, loans secured by deposit accounts and personal loans. Approximately 89.1% of the Company’s consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2009, approximately 69.0% of the Company’s home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

Commercial Loans. At June 30, 2009, $4.1 million or 6.0% of the Company’s total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, marketable investment securities, business inventory and equipment, and similar collateral. The $226 thousand or 5.2% decrease from fiscal 2008 was principally due to the repayments on the Company’s commercial loan portfolio. The Company is continuing to develop this line of business in order to increase interest income and to attract compensating deposit account balances.

Loan Fee Income. In addition to interest earned on loans, the Company may receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

The Company’s loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with Statement of Financial Accounting Standards (SFAS) No. 91, the Company has recognized $23 thousand, $35 thousand and $20 thousand of deferred loan fees during fiscal 2009, 2008 and 2007, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. The decreased levels of loan origination fee income for fiscal year 2009, was principally attributable to a lower volume of mortgage loan payoffs with outstanding deferred loan origination fees. Loans previously originated with lower or no loan origination fees will reduce the recognition of associated deferred fee balances while loans originated with higher loan origination fees will increase the recognition of associated deferred fee balances.

Non-Performing Loans, Real Estate Owned, Troubled Debt Restructurings and Potential Problem Loans. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made on the fifteenth day after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history is reviewed and efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Company may institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Company normally does not accrue interest on loans past due 90 days or more. The Company may continue to accrue interest if, in the opinion of management, it believes it will collect on the loan. At June 30, 2009, the Company had one commercial real estate loan totaling $972 thousand that was 90 days or more past due on which we accrued $65 thousand in interest. This loan was totally paid off in July 2009.

Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value at the date of acquisition. Any subsequent write-down, if necessary, is charged to the allowance for losses on real estate owned. All costs incurred in maintaining the Company’s interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized.

Potential problem loans are loans where management has some doubt as to the ability of the borrower to comply with present loan repayment terms.

The following table sets forth the amounts and categories of the Company’s non-performing assets, troubled debt restructurings and potential problem loans at the dates indicated.

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Non-accruing loans:
Real estate:
Single-family (1)	$226	$232	$214	$291	$58
Commercial	—	972	972	—	—
Multi-family (2)	465	—	—	—	—
Construction (3)	235	355	—	—	456
Land Acquisition and Development	—	—	—	—	387
Consumer (4)	21	23	18	17	86
Commercial loans and leases (5)	6	—	—	—	—

Total non-accrual loans	953	1,582	1,204	308	987

Accruing loans greater than 90 days
Delinquent	—	—	—	—	—

Total non-performing loans	$953	$1,582	$1,204	$308	$987

Real estate owned	—	—	2	10	70

Total non-performing assets	$953	$1,582	$1,206	$318	$1,057

Troubled debt restructurings	$—	$—	$—	$—	$1,114

Potential problem loans (6)	$315	$342	$368	$1,377	$—

Total non-performing loans and potential problem loans and troubled debt restructurings as a percentage of net loans receivable	2.18%	3.41%	2.60%	3.03%	3.49%

Total non-performing assets to total assets	0.23%	0.37%	0.30%	0.08%	0.25%

Total non-performing assets, troubled debt restructurings and potential problem loans as a percentage of total assets	0.30%	0.45%	0.39%	0.40%	0.52%

(1)	At June 30, 2009, non-accrual single-family residential real estate loans consisted of three loans.
(2)	At June 30, 2009, non-accrual multi-family real estate loans consisted of one loan. This loan was paid current in August 2009.
(3)	At June 30, 2009, non-accrual construction loans consisted of one loan.
(4)	At June 30, 2009, non-accrual consumer loans consisted of one loan.
(5)	At June 30, 2009, non-accrual commercial loans consisted of one loan.
(6)	At June 30, 2009, potential problem loans consisted of one loan.

The $629 thousand decrease in nonperforming assets during twelve months ended June 30, 2009 was primarily attributable to the reclassification of one non-performing commercial real estate loan totaling $972 thousand (which was paid off in full in July 2009) to performing, the payoff of one speculative construction loan totaling $356 thousand, the payoff of one single-family real estate loan totaling $3 thousand, the payoff of one consumer line of credit totaling $17 thousand, and the reclassification of one non-performing home equity line of credit totaling $5 thousand to performing, which were partially offset by the classification to non-performing of one multi-family real estate loan totaling $465 thousand (this loan was brought current in August 2009), one speculative construction loan totaling $235 thousand, one home equity loan totaling $21 thousand, one commercial loan totaling $6 thousand, and paydowns on non-performing loans of $2 thousand.

The Company had three non-accrual single-family real estate loans totaling approximately $226 thousand at June 30, 2009. One loan totaling approximately $55 thousand is being serviced by another financial institution, who is proceeding with collection activities, while the other two are in various stages of collection.

At June 30, 2009, the Company had one previously restructured commercial real estate loan to a retirement village located in the North Hills totaling $972 thousand. The Savings Bank’s outstanding principal balance on this loan totaled $2.0 million at June 30, 2003. During the quarter ended September 30, 2003, the Savings Bank redeemed $388 thousand of participating interests. During the quarter ended December 31,

2003, the Bank sold a forty percent participating interest to another financial institution at par resulting in proceeds totaling $979 thousand. The Company had recorded interest received on this credit on a cost recovery basis until September 30, 2003 and is now recording interest income on a cash basis. At March 31, 2007, this credit was classified as non-performing. At June 30, 2009, the loan was reclassified to performing, and was paid off in full in July 2009.

At June 30, 2009, the Company had one multi-family real estate loan totaling $465 thousand, which was paid current in August 2009.

At June 30, 2009, the Company had one non-accrual speculative single-family construction loan totaling approximately $235 thousand.

At June 30, 2009, the Company had two potential problem loans consisting of one previously restructured loan secured by undeveloped land totaling $307 thousand and one previously restructured unsecured loan totaling $8 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid on these loans in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, the Company had recorded interest payments received on a cost recovery basis until June 30, 2006 and is now recording interest income.

During fiscal 2009, 2008 and 2007, approximately $26 thousand, $117 thousand and $82 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $51 thousand, $70 thousand and $81 thousand, respectively.

Allowances for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance account. Subsequent recoveries, if any, are credited to the allowance. The allowance is maintained at a level believed adequate by management to absorb estimated potential loan losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio considering past experience, current economic conditions, composition of the loan portfolio and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change.

Effective December 13, 2006, the FDIC, in conjunction with the other federal banking agencies adopted a Revised Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”). The revised policy statement revised and replaced the banking agencies’ 1993 policy statement on the ALLL. The revised policy statement provides that an institution must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The banking agencies also revised the policy to ensure consistency with generally accepted accounting principles (“GAAP”). The revised policy statement updates the previous guidance that describes the responsibilities of the board of directors, management, and bank examiners regarding the ALLL, factors to be considered in the estimation of the ALLL, and the objectives and elements of an effective loan review system.

Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard”, “doubtful” and “loss”. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “asset watch” is also utilized by the Bank for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital.

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2009, is adequate.

The allowance for loan losses at June 30, 2009 decreased $294 thousand to $662 thousand. The decrease in the allowance for loan losses was primarily the result of $340 thousand in recoveries during fiscal 2009 on a commercial real estate loan reclassified to performing, which was partially offset by provision for loan losses on new classified non-accrual loans. The Company believes that the loan loss reserve levels are prudent and warranted at this time due to the weakness of the national economy. The changes in prior years reflected a number of factors, the most significant of which were the changes in the Company’s level of non-performing assets and the industry trend towards greater emphasis on the allowance method of providing for loan losses.

The following table summarizes changes in the Company’s allowance for loan losses and other selected statistics for the periods indicated.

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Average net loans	$57,776	$58,458	$58,062	$55,881	$62,410

Allowance balance (at beginning of period)	$956	$986	$957	$1,121	$1,370
Provision for (Recovery of) loan losses	(294)	(123)	13	(161)	(46)
Charge-offs:
Real estate:
Single-family	—	—	—	7	15
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	186
Construction	—	—	—	—	—
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	25
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	11

Total charge-offs	—	—	—	7	237

Recoveries:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	93	—	4	4
Construction	—	—	15	—	30
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	1	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total recoveries	—	93	16	4	34

Net loans charged-off	—	(93)	(16)	3	203
Transfer to real estate owned loss reserve	—	—	—	—	—

Allowance balance (at end of period)	$662	$956	$986	$957	$1,121

Allowance for loan losses as a percentage of total loans receivable	1.12%	1.66%	1.60%	1.69%	1.83%

Net loans charged-off (recovered) as a percentage of average net loans	0.00%	(0.16)%	(0.03)%	0.01%	0.33%

Allowance for loan losses to non-performing loans	69.46%	60.43%	81.89%	310.71%	113.58%

Net loans charged-off (recovered) to allowance for loan losses	0.00%	(9.73)%	(1.62)%	0.31%	18.11%

Recoveries to charge-offs	0.00%	0.00%	0.00%	57.14%	14.35%

The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

	At June 30,
	2009		2008		2007		2006		2005
	% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate loans:
Single-family	$79	22.10%	$50	23.45%	$83	23.26%	$54	26.72%	$52	27.86%
Multi-family	45	7.48	28	10.09	39	8.78	22	6.55	26	6.68
Commercial	81	13.54	396	9.69	409	10.47	420	11.43	465	11.53
Construction	80	34.78	67	33.67	35	34.92	32	31.64	54	29.72
Land acquisition and development	180	2.12	212	2.91	190	2.99	218	4.86	262	7.93
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total real estate Loans	465	80.02	753	79.81	756	80.42	746	81.20	859	83.72

Consumer loans:
Home equity	100	12.41	88	12.78	102	13.41	103	14.26	128	13.58
Other	3	1.52	31	1.08	38	0.75	50	1.45	61	1.47
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total consumer loans	103	13.93	119	13.86	140	14.16	153	15.71	189	15.05

Commercial loans:
Commercial loans	94	6.05	84	6.33	90	5.42	58	3.09	35	1.23
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total commercial loans	94	6.05	84	6.33	90	5.42	58	3.09	35	1.23

Commercial lease financings	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Off balance-sheet Items (1)	—	0.00	—	0.00	—	0.00	—	0.00	38	0.00

	$662	100.00%	$956	100.00%	$986	100.00%	$957	100.00%	$1,121	100.00%

(1)

In accordance with generally accepted accounting principles, the Company established a separate reserve for off-balance sheet items beginning in fiscal 2006. At June 30, 2009 this accounting reserve totaled $42 thousand.

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

Our methodology used to determine the allocated portion of the allowance is as follows. For groups of homogenous loans, we apply a loss rate to the groups’ aggregate balance. Our group loss rate reflects our historical loss experience. We may adjust these group rates to compensate for changes in environmental factors; but our adjustments have not been frequent due to a relatively stable charge-off experience. The Company also monitors industry loss experience on similar loan portfolio segments. We then identify loans for individual evaluation under SFAS 114. If the individually identified loans are performing, we apply a segment specific loss rate adjusted for relevant environmental factors, if necessary, for those loans reviewed individually and considered individually impaired, we use one of the three methods for measuring impairment mandated by SFAS 114. Generally the fair value of collateral is used since our impaired loans are generally real estate based. In connection with the fair value of collateral measurement, the Company generally uses an independent appraisal and determines costs to sell. The Company’s appraisals for commercial income based loans, such as multi-family and commercial real estate loans, assess value based upon the operating cash flows of the business as opposed to merely “as built” values. The Company then validates the reasonableness of our calculated allowances by: (1) reviewing trends in loan volume, delinquencies, restructurings and concentrations; (2) reviewing prior period (historical) charge-offs and recoveries; and (3) presents the results of this process, quarterly, to the Asset Classification Committee and the Savings Bank’s Board of Directors. We then tabulate, format and summarize the current loan loss allowance balance for financial and regulatory reporting purposes.

The Company had no unallocated loss allowance balance at June 30, 2009.

The following table summarizes the calculations of required allowance for loan losses by loan category as of June 30, 2009.

	Group Rate		Allowance for Loan Loss
Homogenous loans:
Single-family	0.0015		$21
Multi-family	0.0050		22
Commercial real estate	0.0100		82
Construction/land acquisition and development	0.0015 - 0.0100	(1)	78
Secured consumer	0.0100		87
Unsecured consumer	0.0500		2
Commercial loans	0.0500		88
Unallocated			—

Individually evaluated loans:
Single-family			58
Multi-family			23
Commercial real estate			—
Construction/land acquisition and development			182
Secured consumer			12
Unsecured consumer			1
Commercial loans			6

Total allowance for loan losses:
Single-family			79
Multi-family			45
Commercial real estate			82
Construction/land acquisition and development			260
Secured consumer			99
Unsecured consumer			3
Commercial loans			94
Unallocated			—

Total allowance for loan losses			$662

(1)

The rate applied ranges from 0.0015 to 0.0100 depending upon the underlying collateral, loan type (permanent vs. construction), historical loss experience, industry loss experience on similar loan segments, delinquency trends, loan volumes and concentrations, and other relevant economic and environmental factors.

Management believes that the reserves it has established are adequate to cover potential losses in the Company’s loan portfolio. However, future adjustments to these reserves may be necessary, and the Company’s results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

Other-Than-Temporary Impairment Assessments for Investment Securities.

Effective June 30, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). Among other things, FSP 115-2 revises the recognition and reporting requirements for OTTI of debt securities classified as available-for-sale and held-to-maturity.

For debt securities, the “ability and intent to hold” provision was eliminated in FSP 115-2, and impairment is now considered to be other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its amortized cost basis, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell the security). In addition, the probability standard relating to the collectability of cash flows was eliminated in FSP 115-2, and impairment is now considered to be other than temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to in FSP 115-2 as a credit loss).

The Company evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for OTTI on at least a quarterly basis. In doing so, the Company considers many factors including, but not limited to: the credit ratings assigned to the securities by the Nationally Recognized Statistical Rating Organizations (NRSROs); other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the length of time and extent that fair value has been less than amortized cost; and whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. In the case of its private label residential MBS, the Company also considers prepayment speeds, the historical and projected performance of the underlying loans and the credit support provided by the subordinate securities. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors.

In the case of its private label residential MBS that exhibit adverse risk characteristics, the Company employs models to determine the cash flows that it is likely to collect from the securities. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. A significant input to these models is the forecast of future housing price changes for the relevant states and metropolitan statistical areas, which are based upon an assessment of the various housing markets. In general, since the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Company, the Company uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against likely losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment.

In conjunction with our adoption of FAS 115-2 and FAS 124-2 effective June 30, 2009, the Company retained an independent third party to assist us with our private label CMO portfolio OTTI assessment. The independent third party utilized certain assumptions for producing the cash flow analyses used in the OTTI assessment. Key assumptions would include interest rates, expected market participant spreads and discount rates, housing prices, projected future delinquency levels and assumed loss rates on any liquidated collateral.

The Company reviewed the Independent third party’s assumptions used in the June 30, 2009 OTTI process. Based on the results of this review, the Company deemed the Independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

If the Company intends to sell an impaired debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the impairment is other-than-temporary and is recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost.

In instances in which the Company determines that a credit loss exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the OTTI is separated into (1) the amount of the total impairment related to the credit loss and (2) the amount of the total impairment related to all other factors (i.e., the noncredit portion). The amount of the total OTTI related to the credit loss is recognized in earnings and the amount of the total OTTI related to all other factors is recognized in accumulated other comprehensive loss. The total OTTI is presented in the Statement of Operations with an offset for the amount of the total OTTI that is recognized in accumulated other comprehensive loss. Absent the intent or requirement to sell a security, if a credit loss does not exist, any impairment is considered to be temporary.

Regardless of whether an OTTI is recognized in its entirety in earnings or if the credit portion is recognized in earnings and the noncredit portion is recognized in other comprehensive income (loss), the estimation of fair values has a significant impact on the amount(s) of any impairment that is recorded.

The noncredit portion of any OTTI losses recognized in accumulated other comprehensive loss for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security (in a pro rata manner based on the amount of actual cash flows received as a percentage of total estimated cash flows) as an increase in the carrying value of the security until the security is sold, the security matures, or there is an additional OTTI that is recognized in earnings. The noncredit portion of any OTTI losses on securities classified as available-for-sale is adjusted to fair value with an offsetting adjustment to the carrying value of the security. The fair value adjustment could increase or decrease the carrying value of the security.

In periods subsequent to the recognition of an OTTI loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the OTTI at an amount equal to the previous amortized cost basis less the credit-related OTTI recognized in earnings. For debt securities for which credit-related OTTI is recognized in earnings, the difference between the new cost basis and the cash flows expected to be collected is accreted into interest income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows.

Mortgage-Backed Securities

Mortgage-backed securities (“MBS”) include mortgage pass-through certificates (“PCs”) and collateralized mortgage obligations (“CMOs”). With a pass-through security, investors own an undivided interest in the pool of mortgages that collateralize the PCs. Principal and interest is passed through to the investor as it is generated by the mortgages underlying the pool. PCs and CMOs may be insured or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Fannie Mae (“FNMA”) and the Government National Mortgage Association (“GNMA”). CMOs may also be privately issued with varying degrees of credit enhancements. A CMO reallocates mortgage pool cash flow to a series of bonds (called traunches) with varying stated maturities, estimated average lives, coupon rates and prepayment characteristics.

The Company’s CMO portfolio is comprised of two segments: CMO’s backed by U.S. Government Agencies (“Agency CMO’s”) and CMO’s backed by single-family whole loans not guaranteed by a U.S. Government Agency (“Private-Label CMO’s”).

At June 30, 2009, our Agency CMO’s totaled $117.1 million as compared to $154.8 million at June 30, 2008. Our private-label CMO’s totaled $57.0 million at June 30, 2009 as compared to $58.9 million at June 30, 2008. The $39.6 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency CMO’s. During fiscal 2009, we received principal payments totaling $1.9 million on our private-label CMO’s. At June 30, 2009, approximately $174.1 million or 98.8% (book value) of the Company’s MBS portfolio, including CMO’s were comprised of adjustable or floating rate investments, as compared to $213.7 million or 99.0% at June 30, 2008. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

The following tables set forth the amortized cost and estimated market values of the Company’s MBSs available for sale and held to maturity as of the periods indicated.

	2009	2008	2007
	(Dollars in Thousands)

MBS Available for Sale at June 30,

GNMA PCs	$2,062	$2,101	$2,137
CMOs – agency collateral	—	—	49

Total amortized cost	$2,062	$2,101	$2,186

Total estimated market value	$2,075	$2,215	$2,246

MBS Held to Maturity at June 30,

CMOs – agency collateral	$117,133	$154,808	$59,533
CMOs – single-family whole loan collateral	56,996	58,882	59,738

Total amortized cost	$174,129	$213,690	$119,271

Total estimated market value	$166,695	$211,113	$119,646

The Company believes that its present MBS available for sale allocation of $2.1 million or 1.17% of the carrying value of the MBS portfolio, in conjunction with other investment securities allocated as available for sale, is adequate to meet anticipated future liquidity requirements and to reposition its balance sheet and asset/liability mix should it wish to do so in the future.

The following table sets forth the amortized cost, contractual maturities and weighted average yields of the Company’s MBS, including CMOs, at June 30, 2009.

	One Year or Less	After One to Five Years	After Five to Ten Years	Over Ten Years	Total
	(Dollars in Thousands)

MBS Available for Sale	$—	$—	$—	$2,062	$2,062
	0.00%	0.00%	0.00%	7.75%	7.75%

MBS Held to Maturity	$—	$—	$—	$174,129	$174,129
	0.00%	0.00%	0.00%	1.43%	1.43%

Total	$—	$—	$—	$176,191	$176,191

Weighted average yield	0.00%	0.00%	0.00%	1.50%	1.50%

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of June 30, 2009. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

Cusip #	Security Description	Rating			Book Value (in thousands)	Estimated Fair Value (in thousands)
		S&P	Moody’s	Fitch
05949AN63	BOAMS 2005-1 1A7	N/A	A2	AAA/*-	$3,419	$3,103
36242DE25	GSR 2005-3F 1A11	N/A	Aaa/*-	AAA/*-	3,367	3,144
05949A2H2	BOAMS 2005-3 1A6	N/A	Baa1	AAA/*-	1,333	1,221
05949A2H2	BOAMS 2005-3 1A6	N/A	Baa1	AAA/*-	1,699	1,557
225458JZ2	CSFB 05-3 3A4	AAA	N/A	AAA/*-	8,116	7,304
225458KE7	CSFB 2005-3 3A9	AAA	N/A	AAA/*-	529	475
225458KE7	CSFB 2005-3 3A9	AAA	N/A	AAA/*-	1,599	1,437
12669G3A7	CWHL 2005 16A8	NR	Ba2	AAA/*-	1,530	1,425
12669G3A7	CWHL 2005 16A8	NR	Ba2	AAA/*-	2,783	2,591
12669G3A7	CWHL 2005 16A8	NR	Ba2	AAA/*-	3,810	3,547
12669G3A7	CWHL 2005 16A8	NR	Ba2	AAA/*-	4,174	3,886
126694CP1	CWHL SER 21 A11	N/A	Baa3	AA/*-	7,542	6,098
126694KF4	CWHL SER 24 A15	B-	N/A	AA/*-	2,282	1,999
126694KF4	CWHL SER 24 A15	B-	N/A	AA/*-	4,562	3,996
16162WLW7	CHASE SER S2 A10	N/A	Baa1	AAA/*-	3,670	3,254
16162WLW7	CHASE SER S2 A10	N/A	Baa1	AAA/*-	5,137	4,555
126694MP0	CWHL SER 26 1A5	B	N/A	AA/*-	1,444	1,196

					$56,996	$50,788

The Company retained an independent third party to assist us in the determination of a fair value for each of our private-label CMO’s. This valuation is meant to be a “Level Three” valuation as defined by FAS 157 Fair Value measurements. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMO’s and there can be no assurance that any secondary market for private-label CMO’s will develop.

We believe that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

Investment Securities

The Company may invest in various types of securities, including corporate debt (including U.S. dollar denominated foreign debt) and equity securities, U.S. Government and U.S. Government agency obligations, securities of various federal, state and municipal agencies, FHLB stock, commercial paper, bankers’ acceptances, federal funds and interest-bearing deposits with other financial institutions.

The Company’s investment activities are directly monitored by the Company’s Finance Committee under policy guidelines adopted by the Board of Directors. In recent years, the general objective of the Company’s investment policy has been to manage the Company’s interest rate sensitivity gap and generally to increase interest-earning assets. As reflected in the table below, the Company decreased its position of U.S. Government Agency obligations while increasing its portfolio of investment-grade corporate debt obligations. The Company purchased approximately $41.8 million of U.S. Government Agency obligations during fiscal 2009. During fiscal 2009, approximately $102.1 million of the Company’s callable U.S. Government Agency obligations were redeemed prior to maturity. Outstanding balances totaled $32.9 million or 26.6% of the total investment portfolio at June 30, 2009, as compared to $93.4 million or 72.7% of the total investment portfolio at June 30, 2008. At June 30, 2009, approximately $32.5 million or 98.7% of the Company’s U.S. Government Agency portfolio was comprised of U.S. Government Agency securities with longer-terms to maturity and optional principal redemption features (“callable bonds”).

The following tables set forth the amortized cost and estimated fair values of the Company’s investment securities portfolio at the dates indicated.

	2009	2008	2007
	(Dollars in Thousands)

Investment Securities Available for Sale at June 30,

Corporate debt obligations	$—	$2	$5
Foreign debt securities (1)	—	—	—
Commercial paper	—	7,492	8,397
Obligations of states and political subdivisions	—	—	—

Total amortized cost	—	7,494	8,402
Equity securities	500	500	555

Total amortized cost	$500	$7,994	$8,957

Total estimated fair value	$493	$7,978	$8,933

Investment Securities Held to Maturity at June 30,

Corporate debt obligations	$74,065	$19,092	$—
Foreign debt securities (1)	8,168	—	—
Commercial paper	—	—	6,198
U.S. Government agency securities	32,937	93,414	186,667
Obligations of states and political subdivisions	7,958	8,053	9,799

	123,128	120,559	202,664
FHLB stock	10,875	6,931	6,340

Total amortized cost	$134,003	$127,490	$209,004

Total estimated fair value	$135,241	$128,986	$207,850

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

Information regarding the amortized cost, contractual maturities and weighted average yields of the Company’s investment portfolio at June 30, 2009 is presented below.

	One Year or Less	After One to Five Years	After Five to Ten Years	Over Ten Years	Total
	(Dollars in Thousands)

Investment Securities Available for Sale

Corporate debt obligations	$—	$—	$—	$—	$—
	0.00%	0.00%	0.00%	0.00%	0.00%

Foreign debt securities (2)	$—	$—	$—	$—	$—
	0.00%	0.00%	0.00%	0.00%	0.00%

Commercial paper	$—	$—	$—	$—	$—
	0.00%	0.00%	0.00%	0.00%	0.00%

Total	$—	$—	$—	$—	$—

Weighted average yield	0.00%	0.00%	0.00%	0.00%	0.00%

	One Year or Less	After One to Five Years	After Five to Ten Years	Over Ten Years	Total

Investment Securities Held to Maturity

Corporate debt obligations	$21,034	$45,993	$7,038	$—	$74,065
	3.87%	4.48%	6.09%	0.00%	4.46%

Foreign debt securities (2)	$2,959	$5,209	$—	$—	$8,168
	3.61%	5.46%	0.00%	0.00%	4.79%

U.S. Government Agency securities	$—	$—	$—	$32,937	$32,937
	0.00%	0.00%	0.00%	4.22%	4.22%

Obligations of states and political subdivisions (1)	$—	$1,196	$—	$6,762	$7,958
	0.00%	7.76%	0.00%	8.24%	8.17%

Total	$23,993	$52,398	$7,038	$39,699	$123,128

Weighted average yield	3.84%	4.65%	6.09%	4.90%	4.66%

(1)

Tax exempt obligations of states and political subdivisions are calculated on a taxable equivalent basis utilizing a calculation that reflects the tax-exempt coupon, a 20% interest expense disallowance and a federal tax rate of 34%.

(2)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

Information regarding the amortized cost, earliest call dates and weighted average yield of the Company’s investment portfolio at June 30, 2009, is presented below. All Company investments in callable U.S. Government Agency bonds were classified as held to maturity at June 30, 2009.

	One Year or Less	After One to Five Years	After Five to Ten Years	Over Ten Years	Total

Corporate debt obligations	$22,293	$44,734	$7,038	$—	$74,065
	3.98%	4.44%	6.09%	0.00%	4.46%

Foreign debt securities (2)	$2,959	$5,209	$—	$—	$8,168
	3.61%	5.46%	0.00%	0.00%	4.79%

Commercial paper	$—	$—	$—	$—	$—
	0.00%	0.00%	0.00%	0.00%	0.00%

U.S. Government Agency securities	$27,769	$4,735	$—	$433	$32,937
	4.24%	4.45%	0.00%	0.88%	4.22%

Obligations of states and political subdivisions (1)	$4,669	$3,289	$—	$—	$7,958
	8.51%	7.67%	0.00%	0.00%	8.17%

Total	$57,690	$57,967	$7,038	$433	$123,128

Weighted average yield	4.45%	4.71%	6.09%	0.88%	4.66%

(1)

Tax exempt obligations of states and political subdivisions are calculated on a taxable equivalent basis utilizing a calculation that reflects the tax-exempt coupon, a 20% interest expense disallowance and a federal tax rate of 34%.

(2)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

At June 30, 2009, the Company had no securities classified as trading investment securities.

The following table sets forth information with respect to the investment securities, comprised solely of short-term commercial paper and corporate debt obligations, owned by the Company at June 30, 2009 which had a carrying value greater than 10% of the Company’s stockholders’ equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All corporate securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services.

Name of Issuer	Carrying Value	Estimated Market Value
	(Dollars in Thousands)
Detroit Edison Company	$3,414	$3,477
Consumers Energy Company	$3,305	$3,371
Kohl’s Corporation	$3,237	$3,228
Anheuser-Busch Inbev Worldwide, Inc.*	$3,202	$3,225

	$13,158	$13,301

* U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

Sources of Funds

The Company’s principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Company’s home and branch offices. Funding is also derived from FHLB advances, FRB short-term borrowings, other short-term borrowings, amortization and prepayments of outstanding loans and MBS and from maturing investment securities.

Deposits. The Company’s deposits totaled $146.3 million at June 30, 2009, as compared to $150.1 million at June 30, 2008. Certificates of deposit decreased $6.8 million or 10.6%. Transaction accounts increased $1.5 million or 5.1%. Money market accounts increased $892 thousand or 3.8% and savings accounts increased $661 thousand or 2.1%. In order to attract new and lower cost core deposits, the Company continued to promote a no minimum balance, “free”, checking account product and Internet Banking. Current deposit products include regular savings accounts, demand accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts and certificates of deposit ranging in terms from 30 days to 10 years. Included among these deposit products are certificates of deposit with negotiable interest rates and balances of $100,000 or more, which amounted to $8.5 million or 5.8% of the Company’s total deposits at June 30, 2009, as compared to $9.1 million or 6.1% at June 30, 2008. The Company’s deposit products also include Individual Retirement Account certificates (“IRA certificates”).

The Company’s deposits are obtained primarily from residents of northern Allegheny, southern Butler and eastern Beaver counties, Pennsylvania. The Company utilizes various marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company does not advertise for deposits outside of its local market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Pennsylvania at June 30, 2009. The Company has drive-up banking facilities and automated teller machines (“ATMs”) at its McCandless, Franklin Park, Bellevue and Cranberry Township offices. The Company also has an ATM machine at its West View Office. The Company participates in the PULSE® and CIRRUS® ATM networks. The Company also participates in an ATM program called the Freedom ATM AllianceSM. The Freedom ATM AllianceSM allows West View Savings Bank customers to use other Pittsburgh area Freedom ATM AllianceSM affiliates’ ATMs without being surcharged and vice versa. The Freedom ATM AllianceSM was organized to help smaller local banks compete with larger national banks that have large ATM networks.

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

The following table sets forth the average balance of the Company’s deposits and the average rates paid thereon for the past three years. Average balances were derived from daily average balances.

	At June 30,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Regular savings and club accounts	$31,787	0.62%	$30,853	0.70%	$33,635	0.70%
NOW accounts	17,416	0.05	17,730	0.06	18,705	0.06
Money market deposit accounts	24,829	1.01	22,258	2.84	17,557	3.55
Certificate of deposit accounts	60,188	2.82	69,331	4.41	72,805	4.54
Escrows	667	1.65	703	1.56	704	1.56

Total interest-bearing deposits and escrows	134,887	1.60	140,875	2.79	143,406	2.92
Non-interest-bearing checking accounts	14,191	0.00	13,787	0.00	12,927	0.00

Total deposits and escrows	$149,078	1.45%	$154,662	2.54%	$156,333	2.68%

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended June 30,
	2009	2008	2007
	(Dollars in Thousands)
Increase (decrease) before interest credited	$(6,352)	$(13,204)	$3,692
Interest credited	2,525	3,969	3,972

Net deposit increase (decrease)	$(3,827)	$(9,235)	$7,664

The following table sets forth maturities of the Company’s certificates of deposit of $100,000 or more at June 30, 2009, by time remaining to maturity.

Amounts
(Dollars in Thousands)
Three months or less	$2,230
Over three months through six months	2,182
Over six months through twelve months	3,413
Over twelve months	684

$8,509

Borrowings. Borrowings are comprised of FHLB advances with various terms, FRB borrowings, and repurchase agreements with securities brokers with original maturities generally within 90 days. At June 30, 2009, borrowings totaled $238.9 million as compared to $236.2 million at June 30, 2008. The $2.7 million or 1.1% increase was primarily due to purchases of investments and mortgage-backed securities and decreases in deposits, which were partially offset by redemptions of investment and mortgage-backed securities and decreases in the Company’s loan portfolio. Wholesale funding also provides the Company with a larger degree of control with respect to the term structure of its liabilities than traditional retail deposits. By utilizing borrowings, as opposed to retail certificates of deposit, the Company also avoids the additional operating costs associated with increasing its branch network and associated federal deposit insurance premiums. For a detailed discussion of the Company’s asset and liability management activities, please see the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s fiscal year 2009 Annual Report included as Exhibit 13.

Competition

The Company faces significant competition in attracting deposits. Its most direct competition for deposits has historically come from commercial banks and other savings institutions located in its market area. The Company also faces additional significant competition for investors’ funds from other financial intermediaries. The Company competes for deposits principally by offering depositors a variety of deposit programs, competitive interest rates, convenient branch locations, hours and other services. The Company does not rely upon any individual group or entity for a material portion of its deposits.

The Company’s competition for real estate loans comes principally from mortgage banking companies, other savings institutions, commercial banks and credit unions. The Company competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, referrals from real estate brokers and builders, and the variety of its products. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

Employees

The Company had 31 full-time employees and 16 part-time employees as of June 30, 2009. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

REGULATION AND SUPERVISION

The Company

General. The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board and by the Pennsylvania Department of Banking (the “Department”). The Company is required to file annually a report of its operations with, and is subject to examination by, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Department.

Sarbanes-Oxley Act of 2002. On July 3, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors.

BHCA Activities and Other Limitations. The Bank Holding Company Act of 1956, as amended (“BHCA”) prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law.

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

Limitations on Transactions with Affiliates. Transactions between savings banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity which controls, is controlled by or is under common control with the savings bank. In a holding company context, the parent holding company of a savings bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A (i) limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by a savings bank to an affiliate.

In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not (90 days or more) past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, while certain privately-issued MBS representing indirect ownership of such loans are assigned a level ranging from 20% to 100% in the risk-weighting system. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

Major provisions in the legislation include:

•	merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;

•

maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

•

providing the Federal Deposit Insurance Corporation with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

•	providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations; and

•

requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%).

FDIC Insurance Premiums. The Savings Bank currently pays deposit insurance premiums to the FDIC on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level of an institution’s capital—“well capitalized”, “adequately capitalized” and “undercapitalized”- which is defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act (“FDIA”), as discussed below.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV assessed at annual rates of 10, 28 and 43 basis points, respectively.

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

Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. During fiscal 2009, a significant number of financial institutions have failed. These failures have caused significant reductions to the Deposit Insurance Fund’s loss reserve, resulting in a decline in the reserve ratio to 0.27% as of March 31, 2009. The FDIC expects a higher rate of insured institution failures in the next few years, which will likely result in a continued decline in the reserve ratio. The anticipated decline in the reserve ratio may necessitate an increase to the FDIC’s regular insurance, or special assessment, rate schedules.

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

On May 20, 2009, President Obama signed the Helping Families Save Their Homes Act, which extends the temporary increase in the standard maximum deposit insurance amount (“SMDIA”) to $250,000 per depositor through December 31, 2013. This extension of the temporary $250,000 coverage limit became effective immediately upon the President’s signature. The legislation provides that the SMDIA will return to $100,000 on January 1, 2014.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on cash insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment will not exceed 10 basis points times the institution’s assessment base for the second quarter of calendar 2009. The Company’s special assessment of $149 thousand was accrued as of June 30, 2009 and will be collected on September 30, 2009. An additional special assessment later in 2009 is possible, but the amount and timing are uncertain.

The Savings Bank is a “well capitalized” institution as of June 30, 2009.

Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Savings Bank, are not members of the Federal Reserve System. The FDIC’s capital regulations establish a minimum of 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC’s regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interest in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

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

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2009, the Savings Bank met each of its capital requirements.

A bank which has less than the minimum leverage capital requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order from the FDIC. The FDIC’s regulation also provides that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier I leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

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

FEDERAL AND STATE TAXATION

General. The Company and the Savings Bank are subject to the generally applicable corporate tax provisions of the Internal Revenue Code of 1986 (the “Code”), as well as certain provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Savings Bank.

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

Bad Debt Reserves. Historically under Section 593 of the Code, thrift institutions such as the Savings Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish a tax reserve for bad debts and to make annual additions within specified limitations which may have been deducted in arriving at their taxable income. The Savings Bank’s deduction with respect to “qualifying loans”, which are generally loans secured by certain interests in real property, may currently be computed using an amount based on the Savings Bank’s actual loss experience (the “experience method”).

The Small Business Job Protection Act of 1996, adopted in August 1996, generally (1) repealed the provision of the Code which authorized use of the percentage of taxable income method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (2) required that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period its applicable excess reserves. For a savings institution such as West View which is a “small bank”, as defined in the Code, generally this is the excess of the balance of its bad debt reserves as of the close of its last taxable year beginning before January 1, 1996, over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. Any recapture would be suspended for any tax year that began after December 31, 1995, and before January 1, 1998 (thus a maximum of two years), in which a savings institution originated an amount of residential loans which was not less than the average of the principal amount of such loans made by a savings institution during its six most recent taxable years beginning before January 1, 1996. The amount of tax bad debt reserves subject to recapture was approximately $1.2 million, which was recaptured ratably over a six-year period ending December 31, 2003. In accordance with FASB No. 109, deferred income taxes have previously been provided on this amount, therefore no financial statement expense has been recorded as a result of this recapture. The Company’s supplemental bad debt reserve of approximately $3.8 million is not subject to recapture.

The above-referenced legislation also repealed certain provisions of the Code that only apply to thrift institutions to which Section 593 applies: (1) the denial of a portion of certain tax credits to a thrift institution; (2) the special rules with respect to the foreclosure of property securing loans of a thrift institution; (3) the reduction in the dividends received deduction of a thrift institution; and (4) the ability of a thrift institution to use a net operating loss to offset its income from a residual interest in a real estate mortgage investment conduit. The repeal of these provisions did not have a material adverse effect on the Company’s financial condition or operations.

Audit by IRS. The Company’s consolidated federal income tax returns for taxable years through December 31, 2005, have been closed for the purpose of examination by the Internal Revenue Service.

State Taxation. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Pennsylvania Corporate Net Income Tax rate is 9.99% and is imposed on the Company’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.289% of a corporation’s capital stock value, which is determined in accordance with a fixed formula based upon average net income and consolidated net worth.

The Savings Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (enacted on December 13, 1988, and amended in July 1989) (the “MTIT”), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the Savings Bank’s current tax rate is 11.5%. The MTIT exempts the Savings Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principles (“GAAP”) with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal securities, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of those securities to the overall investment portfolio. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

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

The Company invests in Mortgage-backed securities (“MBS”) including significant legacy positions in private label MBS which could result in impairment charges.

The Company invests in MBS, including Agency and private label MBS. These investments carry a significant amount of risk, relative to other investments within the Company’s portfolio. The MBS portfolio accounts for 42.0% of the Company’s total assets and 33.0% of the Company’s total interest income.

MBS are secured by mortgage properties that are geographically diverse, but may include exposure in some areas that have experienced rapidly declining property values. The MBS portfolio is also subject to interest rate risk, prepayment risk, operational risk, servicer risk and originator risk, all of which can have a negative impact on the underlying collateral of the MBS investments. The rate and timing of unscheduled payments and collections of principal on mortgage loans serving as collateral for these securities are difficult to predict and can be affected by a variety of factors, including the level of prevailing interest rates, restrictions on voluntary prepayments contained in the mortgage loans, the availability of lender credit, loan modifications and other economic, demographic, geographic, tax and legal factors.

The Company’s investment securities portfolio includes a significant portfolio of held-to-maturity securities, which are reported at book value on the Balance Sheet. Some securities in this portfolio have experienced unrealized losses, which are considered temporary. These securities are analyzed regularly to determine if the impairment would be considered other-than-temporary, which would result in mark-to-market adjustments that could impact the Company’s financial condition and results of operation.

During 2008, the U.S. housing market continued to experience significant adverse trends, including accelerating price depreciation in some markets and rising delinquency and default rates. The Company expects that housing prices will experience further deterioration through 2009 and the current recession is likely to increase the level of delinquencies in the Company’s MBS portfolio. This continued deterioration in the mortgage and credit markets could result in additional other-than-temporary impairment charges on MBS which would negatively affect the Company’s financial condition, results of operations and its capital position.

Our financial condition or results of operations may be adversely affected if MBS servicers fail to perform their obligations to service mortgage loans as collateral for MBS.

MBS servicers have a significant role in servicing the mortgage loans that serve as collateral for the Company’s MBS portfolio, including playing an active role in loss mitigation efforts and making servicer advances. The Company’s credit risk exposure to the servicer counterparties includes the risk that they will not perform their obligation to service these mortgage loans, which could adversely affect the Company’s financial condition or results or operations. The risk of such failure has increased as deteriorating market conditions have affected the liquidity and financial condition of some of the larger servicers. These risks could result in losses significantly higher than currently anticipated.

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

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment will not exceed 10 basis points times the institution’s assessment base for the second quarter of calendar 2009. The Company’s special assessment of $149 thousand was accrued as of June 30, 2009 and will be collected on September 30, 2009. An additional special assessment later in 2009 is possible, but the amount and timing are uncertain.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2009.

Description/Address	Leased/Owned

McCandless Office	Owned
9001 Perry Highway
Pittsburgh, PA 15237

West View Boro Office	Owned
456 Perry Highway
Pittsburgh, PA 15229

Cranberry Township Office	Owned
20531 Perry Highway
Cranberry Township, PA 16066

Sherwood Oaks Office	Leased(1)
100 Norman Drive
Cranberry Township, PA 16066

Bellevue Boro Office	Leased(2)
572 Lincoln Avenue
Pittsburgh, PA 15202

Franklin Park Boro Office	Owned
2566 Brandt School Road
Wexford, PA 15090

(1)	The Company operates this office out of a retirement community. The lease is for a period of 3 1/2 years ending in December 2009.
(2)	The lease is for a period of 10 years ending in November 2016.

Item 3.	Legal Proceedings.

(a)

On May 21, 2009, Plaintiff Matthew Dragotta filed a lawsuit against West View Savings Bank in the United States District Court for the Western District of Pennsylvania. The lawsuit was assigned a case number of 2:09-cv-627. The Plaintiff alleged that West View Savings Bank failed to comply with the notification requirements of the Electronic Funds Transfer Act, 15 U.S.C.§ 1693 et. Seq. before a bank can impose a transaction fee for the use of an automated teller machine. The Plaintiff did not ask for a specific amount of damages.

On July 22, 2009, West View Savings Bank filed a Motion to Dismiss and a Motion for Summary Judgment.

On August 24, 2009, U.S. District Court Judge Terrence F. McVerry granted West View Savings Bank’s Motion to Dismiss.

The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b)	Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4A.	Executive Officers of the Registrant

Set forth below is information with respect to the principal occupation during the last five years for the executive officers of the Company and the Savings Bank who do not serve as directors.

Keith A. Simpson. Age 52. Mr. Simpson has been Treasurer of the Company and the Savings Bank since April 2003 and Vice President and Chief Accounting Officer of the Company and the Savings Bank since November 2002. Previously, Mr. Simpson was Controller and Assistant Treasurer of the Savings Bank since October 1995. In October 2008, Mr. Simpson filed personal bankruptcy under Chapter 7 of the U.S. Bankruptcy Code, which was discharged in February 2009.

Bernard P. Lefke. Age 58. Mr. Lefke has been Vice President of Savings of the Savings Bank since February 1991. Previously, Mr. Lefke was an Assistant Vice President and Branch Manager of the Savings Bank since 1981.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information required herein is incorporated by reference from page 57 of the Company’s 2009 Annual Report to Stockholders included as Exhibit 13 (“2009 Annual Report”).

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended June 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Repurchased Under the Plans or Programs (2)
04/01/09 - 04/30/09	0	—	0	61,500
05/01/09 - 05/31/09	7,600	$14.70	7,600	53,900
06/01/09 - 06/30/09	0	—	0	53,900
Total	7,600	$14.70	7,600	53,900

(1)	All shares indicated were purchased under the Company’s Tenth Stock Repurchase Program.
(2)	Tenth Stock Repurchase Program
(a)	Announced January 29, 2009.
(b)	106,000 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 53,900 shares remaining to be purchased at June 30, 2009.
(e)	Not applicable.

Item 6.	Selected Financial Data.

The information required herein is incorporated by reference from pages 2 to 3 of the Company’s 2009 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required herein is incorporated by reference from pages 4 to 14 of the Company’s 2009 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required herein is incorporated by reference from pages 14 to 19 of the Company’s 2009 Annual Report.

Item 8.	Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 20 to 56 of the Company’s 2009 Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures.

(a)

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934).

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on this assessment, management believes that, as of June 30, 2009, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b)

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from pages 2 to 6 of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders dated September 15, 2009 (“Proxy Statement”).

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

Item 11.	Executive Compensation.

The information required herein is incorporated by reference from pages 9 to 11 of the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The security ownership of certain beneficial owners and management information required herein is incorporated by reference from pages 7 to 8 of the Company’s Proxy Statement. The related stockholder matters information required herein is incorporated by reference from pages 13 to 15 of the Company’s Proxy Statement.

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of June 30, 2009.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	125,127	$16.20	27,481

Equity compensation plans not approved by security holders	—	—	—

Total	125,127	$16.20	27,481

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from pages 3 and 13 of the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required herein is incorporated by reference from page 14 of the Company’s Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	The following documents are filed as part of this report and are incorporated herein by reference from the Company’s 2009 Annual Report.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheet at June 30, 2009 and 2008.

Consolidated Statement of Income for the Years Ended June 30, 2009, 2008 and 2007.

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended June 30, 2009, 2008 and 2007.

Consolidated Statement of Cash Flows for the Years Ended June 30, 2009, 2008 and 2007.

Notes to the Consolidated Financial Statements.

(2)

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission (“SEC”) are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Description	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 1, 2007.

3.2	Amended and Restated By-Laws	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 28, 2009.

4	Stock Certificate of WVS Financial Corp.	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.1	WVS Financial Corp. Amended and Restated Recognition Plans and Trusts for Executive Officers, Directors and Key Employees *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.2	WVS Financial Corp. 1993 Stock Incentive Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.3	WVS Financial Corp. 1993 Directors’ Stock Option Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.4	WVS Financial Corp. Employee Stock Ownership Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.5	Amended West View Savings Bank Employee Profit Sharing Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.6	Amended and Restated Employment Agreement between WVS Financial Corp., West View Savings Bank and David Bursic *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.7	Amended and Restated Directors Deferred Compensation Program *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.8	WVS Financial Corp. 2008 Stock Incentive Plan *	Incorporated by reference from the Definitive Proxy Statement filed by the Company with the SEC on September 26, 2008.

13	2009 Annual Report to Stockholders	Filed herewith

14.1	Ethics Policy	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

No.	Description	Location
14.2	Code of Ethics for Senior Financial Officers	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

21	Subsidiaries of the Registrant – Reference is made to Item 1. “Business” for the required information	Page 3

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Accounting Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Accounting Officer	Filed herewith

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

September 10, 2009	By:	/s/ David J. Bursic
David J. Bursic
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David J. Bursic
David J. Bursic, Director, President and Chief Executive Officer (Principal Executive Officer)	September 10, 2009

/s/ Keith A. Simpson
Keith A. Simpson, Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	September 10, 2009

/s/ David L. Aeberli
David L. Aeberli,	September 10, 2009
Chairman of the Board of the Directors

/s/ John W. Grace
John W. Grace, Director	September 10, 2009

/s/ Jonathan D. Hoover
Jonathan D. Hoover, Director and Senior Vice President	September 10, 2009

/s/ Lawrence M. Lehman
Lawrence M. Lehman, Director	September 10, 2009

/s/ Margaret VonDerau
Margaret VonDerau, Director	September 10, 2009