Form 10-Q
period 2009-09-30
WVS FINANCIAL CORP
filed 2009-11-13
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Shares outstanding as of November 10, 2009: 2,070,085 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	September 30, 2009	June 30, 2009
Assets
Cash and due from banks	$473	$522
Interest-earning demand deposits	2,903	21,306

Total cash and cash equivalents	3,376	21,828
Certificates of deposit	18,525	24,719
Investment securities available-for-sale (amortized cost of $500 and $500)	500	493
Investment securities held-to-maturity (market value of $123,475 and $124,366)	120,195	123,128
Mortgage-backed securities available-for-sale (amortized cost of $2,051 and $2,062)	2,052	2,075
Mortgage-backed securities held-to-maturity (market value of $143,562 and $166,695)	152,707	174,129
Net loans receivable (allowance for loan losses of $659 and $662)	58,069	58,148
Accrued interest receivable	2,027	2,347
Federal Home Loan Bank stock, at cost	10,875	10,875
Premises and equipment	694	692
Other assets	969	1,000

TOTAL ASSETS	$369,989	$419,434

Liabilities and Stockholders’ Equity
Liabilities:
Savings Deposits:
Non-interest-bearing accounts	$18,600	$13,095
NOW accounts	18,325	17,743
Savings accounts	33,092	32,686
Money market accounts	22,785	24,485
Certificates of deposit	55,718	57,465
Advance payments by borrowers for taxes and insurance	337	841

Total savings deposits	148,857	146,315
Federal Home Loan Bank advances: long-term	130,079	130,079
Federal Home Loan Bank advances: short-term	—	—
Federal Reserve Bank short-term borrowings	55,300	108,800
Other short-term borrowings	—	—
Accrued interest payable	1,113	1,151
Other liabilities	3,675	1,966

TOTAL LIABILITIES	339,024	388,311

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none outstanding	—	—
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued	38	38
Additional paid-in capital	21,397	21,392
Treasury stock: 1,735,551 and 1,735,551 shares at cost, respectively	(26,531)	(26,531)
Retained earnings, substantially restricted	36,060	36,220
Accumulated other comprehensive income	1	4

TOTAL STOCKHOLDERS’ EQUITY	30,965	31,123

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$369,989	$419,434

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans	$1,102	$1,026
Investment securities	1,328	1,705
Mortgage-backed securities	583	1,976
Certificates of deposit	185	85
Interest-earning demand deposits	1	1
Federal Home Loan Bank stock	—	91

Total interest and dividend income	3,199	4,884

INTEREST EXPENSE:
Deposits	376	705
Federal Home Loan Bank advances	1,795	1,949
Federal Reserve Bank short-term borrowings	40	85
Other short-term borrowings	2	296

Total interest expense	2,213	3,035

NET INTEREST INCOME	986	1,849
PROVISION (RECOVERY) FOR LOAN LOSSES	3	(6)

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	983	1,855

NON-INTEREST INCOME:
Service charges on deposits	77	91
Market gain on trading assets	1	—
Other	75	76

Total non-interest income	153	167

NON-INTEREST EXPENSE:
Salaries and employee benefits	487	508
Occupancy and equipment	78	82
Data processing	60	63
Correspondent bank service charges	24	25
Deposit insurance premium	79	6
Other	182	289

Total non-interest expense	910	973

INCOME BEFORE INCOME TAXES	226	1,049
INCOME TAXES	55	292

NET INCOME	$171	$757

EARNINGS PER SHARE:
Basic	$0.08	$0.35
Diluted	$0.08	$0.35

AVERAGE SHARES OUTSTANDING:
Basic	2,070,085	2,191,776
Diluted	2,070,085	2,191,783

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2009	$38	$21,392	$(26,531)	$36,220	$4	$31,123

Comprehensive income:

Net Income				171		171
Other comprehensive income:
Change in unrealized holding gains on securities, net of income tax effect of ($2)					(3)	(3)

Comprehensive income						168

Expense of stock options awarded		5				5

Cash dividends declared ($0.16 per share)				(331)		(331)

Balance at Sept. 30, 2009	$38	$21,397	$(26,531)	$36,060	$1	$30,965

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES

Net income	$171	$757
Adjustments to reconcile net income to cash provided by operating activities:
Provision (Recovery) for loan losses	3	(6)
Depreciation	25	26
Amortization of discounts, premiums and deferred loan fees	298	(118)
Accretion of discounts – commercial paper	—	(27)
Trading gains	(1)	—
Purchase of trading securities	(995)	—
Proceeds from sale of trading securities	996	—
Increase (decrease) in accrued and deferred taxes	58	(82)
Decrease (increase) in accrued interest receivable	349	(46)
Decrease in accrued interest payable	(39)	(132)
Other, net	(149)	(90)

Net cash provided by operating activities	717	282

INVESTING ACTIVITIES

Available-for-sale:
Proceeds from repayments of investments securities	—	7,502
Proceeds from repayment of mortgage-backed securities	10	10
Held-to-maturity:
Purchases of investment securities	(14,729)	(28,367)
Purchases of mortgage-backed securities	—	—
Proceeds from repayments of investments	19,367	36,581
Proceeds from repayments of mortgage-backed securities	21,441	3,197
Purchases of certificates of deposit	(100)	(3,072)
Maturities/redemptions of certificates of deposit	6,288	1,584
Decrease (increase) in net loans receivable	17	(1,029)
Purchase of Federal Home Loan Bank stock	—	(11,174)
Redemption of Federal Home Loan Bank stock	—	7,475
Acquisition of premises and equipment	(27)	(25)

Net cash provided by investing activities	32,267	12,682

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2009	2008
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	4,646	1,867
Net decrease in certificates of deposit	(1,747)	(1,449)
Proceeds from Federal Home Loan Bank long-term advances	—	—
Repayments of Federal Home Loan Bank long-term advances	—	—
Net increase in FHLB short-term advances	—	85,069
Net decrease in Federal Reserve Bank short-term borrowings	(53,500)	(80,600)
Net decrease in other short-term borrowings	—	(15,559)
Net decrease in advance payments by borrowers for taxes and insurance	(504)	(539)
Cash dividends paid	(331)	(350)
Funds used for purchase of treasury stock	—	(945)

Net cash used for financing activities	(51,436)	(12,506)

(Decrease) increase in cash and cash equivalents	(18,452)	458

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	21,828	1,826

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,376	$2,284

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$2,251	$3,167
Income taxes	—	361

Non cash items:
Due to Federal Reserve Bank	$677	$2,264
Educational Improvement Tax Credit	—	90
Neighborhood Assistance Act Tax Credit	—	1
Unfunded Security Commitments	1,985	—

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim reporting period ending September 30, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on July 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On July 1, 2008 the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities. The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until July 1, 2009. The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

In December 2007, the FASB issued an accounting standard related to business combinations which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This accounting standard was subsequently codified into Accounting Standards Codification (ASC) Topic 805, Business Combinations. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued an accounting standard related to noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This accounting standard was subsequently codified into ASC 810-10, Consolidation. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued an accounting standard related to disclosures about derivatives and hedging activities, which is effective for fiscal years and interim periods beginning after November 15, 2008. This standard requires enhanced disclosures about derivative instruments and hedging activities and therefore should improve the transparency of financial reporting. This accounting standard was subsequently codified into ASC 815-10, Derivatives and Hedging. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with this guidance. This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures. This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This accounting standard was subsequently codified into ASC Topic 860. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)). Under FASB’s Codification at ASC 105-10-65-1-d, FAS No. 167 will remain authoritative until integrated into the FASB Codification. This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is currently evaluating the impact of this standard on the Company’s financial condition, results of operations, and disclosures.

3. EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended September 30,
	2009	2008

Weighted average common shares issued	3,805,636	3,805,636
Average treasury stock shares	(1,735,551)	(1,613,860)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,070,085	2,191,776
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	7

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,070,085	2,191,783

There are no convertible securities that would affect the numerator in calculating basis and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At September 30, 2009, there were 125,127 options outstanding with an average exercise price of $16.20 which were anti-dilutive. At September 30, 2008, there were 608 options outstanding with an exercise price of $15.77 which were included in the computation of diluted earnings per share.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. STOCK BASED COMPENSATION DISCLOSURE

The Company’s 2008 Stock Incentive Plan (the “Plan”), which was approved by shareholders in October 2008, permits the grant of stock options or restricted shares to its directors and employees for up to 152,000 shares (up to 38,000 restricted shares may be issued). Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on five years of continuous service and have ten-year contractual terms.

During the periods ended September 30, 2009 and 2008, the Company recorded $5 thousand and $0, respectively, in compensation expense related to our share-based compensation awards. As of September 30, 2009, there was approximately $90 thousand of unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009. That cost is expected to be recognized over the next five years.

In accordance with GAAP, the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) be classified as financing cash flows.

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

Assumptions
Volatility	7.49%	to	11.63%
Interest Rates	2.59%	to	3.89%
Dividend Yields	3.94%	to	4.02%
Weighted Average Life (in years)	3.75	to	4.00

The Company had 122,519 non-vested stock options outstanding at September 30, 2009, and no unvested stock options outstanding at September 30, 2008. During the quarter ended September 30, 2009 and 2008, the Company issued 0 and 37,500 options, respectively. The weighted-average fair value of each stock option granted in the quarter ended September 30, 2008 was $0.78.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. COMPREHENSIVE INCOME

Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
Net income		$171		$757
Other comprehensive income:
Unrealized (losses) gains on available for sale securities	$(5)		$(40)
Less:
Reclassification adjustment for gain included in net income	—		—

Other comprehensive (loss) gain before tax effect		(5)		(40)
Income tax effect related to other comprehensive (loss) gain		(2)		(14)

Other comprehensive (loss) gain net of tax		(3)		(26)

Comprehensive income		$168		$731

6. INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
AVAILABLE FOR SALE
Equity securities	$500	$—	$—	$500

Total	$500	$—	$—	$500

HELD TO MATURITY
U.S. government agency securities	$23,950	$402	$(48)	$24,304
Corporate debt securities	80,677	2,255	(5)	82,927
Foreign debt securities (1)	8,596	308	(1)	8,903
Obligations of states and political Subdivisions	6,972	369	—	7,341

Total	$120,195	$3,334	$(54)	$123,475

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
AVAILABLE FOR SALE
Equity securities	$500	$—	$(7)	$493

Total	$500	$—	$(7)	$493

HELD TO MATURITY
U.S. government agency securities	$32,937	$387	$(74)	$33,250
Corporate debt securities	74,065	783	(193)	74,655
Foreign debt securities (1)	8,168	36	(29)	8,175
Obligations of states and political subdivisions	7,958	328	—	8,286

Total	$123,128	$1,534	$(296)	$124,366

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

There were no recorded realized investment securities gains during the quarters ended September 30, 2009 and September 30, 2008.

The amortized cost and fair values of debt securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
AVAILABLE FOR SALE
Amortized cost	$—	$—	$—	$—	$—
Fair value	—	—	—	—	—

HELD TO MATURITY
Amortized cost	$19,484	$64,366	$6,631	$29,714	$120,195
Fair value	19,687	66,308	7,129	30,351	123,475

Investment securities with amortized costs of $111,817 and $118,593 and fair values of $115,037 and $119,817 at September 30, 2009 and June 30, 2009, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. MORTGAGE-BACKED SECURITIES

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

At September 30, 2009, our Agency CMO’s totaled $99.3 million as compared to $117.1 million at June 30, 2009. Our private-label CMO’s totaled $53.4 million at September 30, 2009 as compared to $57.0 million at June 30, 2009. The $21.4 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency CMO’s. During the quarter ended September 30, 2009, the Company received principal payments totaling $3.6 million on its private-label CMO’s. At September 30, 2009, approximately $152.7 million or 98.6% (book value) of the Company’s MBS portfolio, including CMO’s were comprised of adjustable or floating rate investments, as compared to $174.1 million or 98.8% at June 30, 2009. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of September 30, 2009. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

Cusip #	Security Description	Rating			Book Value (in thousands)	Estimated Fair Value (in thousands)
		S&P	Moody’s	Fitch
05949AN63	BOAMS 2005-1 1A7	N/A	A2	AAA	$3,055	$2,740
36242DE25	GSR 2005-3F 1A11	N/A	A1	AA	3,367	3,124
05949A2H2	BOAMS 2005-3 1A6	N/A	Baa1	AA	1,134	1,054
05949A2H2	BOAMS 2005-3 1A6	N/A	Baa1	AA	1,446	1,344
225458JZ2	CSFB 05-3 3A4	AAA	N/A	AAA	7,643	6,754
225458KE7	CSFB 2005-3 3A9	AAA	N/A	AAA	479	423
225458KE7	CSFB 2005-3 3A9	AAA	N/A	AAA	1,447	1,279
12669G3A7	CWHL 2005 16 A8	NR	Ba2	A	1,422	1,208
12669G3A7	CWHL 2005 16 A8	NR	Ba2	A	2,585	2,196
12669G3A7	CWHL 2005 16 A8	NR	Ba2	A	3,540	3,006
12669G3A7	CWHL 2005 16 A8	NR	Ba2	A	3,877	3,293
126694CP1	CWHL SER 21 A11	N/A	Baa3	B	7,542	5,375
126694KF4	CWHL SER 24 A15	B-	N/A	B	2,170	1,788
126694KF4	CWHL SER 24 A15	B-	N/A	B	4,338	3,574
16162WLW7	CHASE SER S2 A10	N/A	Baa1	BBB	3,348	3,000
16162WLW7	CHASE SER S2 A10	N/A	Baa1	BBB	4,688	4,199
126694MP0	CWHL SER 26 1A5	B	N/A	B	1,350	1,068

					$53,431	$45,425

The Company retained an independent third party to assist it in the determination of a fair value for each of its private-label CMO’s. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMO’s and there can be no assurance that any secondary market for private-label CMO’s will develop.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The amortized cost and fair values of mortgage-backed securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
AVAILABLE FOR SALE

Government National Mortgage Association certificates	$2,051	$2	$(1)	$2,052

Total	$2,051	$2	$(1)	$2,052

HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$99,277	$5	$(1,144)	$98,138
Other	53,430	—	(8,006)	45,424

Total	$152,707	$5	$(9,150)	$143,562

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
AVAILABLE FOR SALE

Government National Mortgage Association certificates	$2,062	$13	$—	$2,075

Total	$2,062	$13	$—	$2,075

HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$117,133	$72	$(1,298)	$115,907
Other	56,996	—	(6,208)	50,788

Total	$174,129	$72	$(7,506)	$166,695

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair value of mortgage-backed securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total

AVAILABLE FOR SALE
Amortized cost	$—	$—	$—	$2,051	$2,051
Fair value	—	—	—	2,052	2,052

HELD TO MATURITY
Amortized cost	$—	$—	$—	$152,707	$152,707
Fair value	—	—	—	143,562	143,562

At September 30, 2009 and June 30, 2009, mortgage-backed securities with an amortized cost of $110,898 and $132,806 and fair values of $108,646 and $130,343, were pledged to secure borrowings with the Federal Home Loan Bank and the Federal Reserve Discount Window.

8. UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2009 and June 30, 2009.

	September 30, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agencies securities	$3,208	$(48)	$—	$—	$3,208	$(48)
Corporate debt securities	2,813	(5)	—	—	2,813	(5)
Foreign debt securities (1)	417	(1)	—	—	417	(1)
Equity securities	—	—	—	—	—	—
Government National Mortgage Association certificates	1,173	(1)	—	—	1,173	(1)
Collateralized mortgage obligations:
Agency	43,865	(486)	53,299	(658)	97,164	(1,144)
Other	—	—	45,424	(8,006)	45,424	(8,006)

Total	$51,476	$(541)	$98,723	$(8,664)	$150,199	$(9,205)

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agencies securities	$2,447	$(74)	$—	$—	$2,447	$(74)
Corporate debt securities	20,893	(193)	—	—	20,893	(193)
Foreign debt securities (1)	1,977	(29)	—	—	1,977	(29)
Equity securities	—	—	493	(7)	493	(7)
Collateralized mortgage obligations:
Agency	40,693	(490)	66,078	(808)	106,771	(1,298)
Other	—	—	50,788	(6,208)	50,788	(6,208)

Total	$66,010	$(786)	$117,359	$(7,023)	$183,369	$(7,809)

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

In accordance with GAAP, revisions were made to the recognition and reporting requirements for Other-Than-Temporary-Impairments (“OTTI”) of debt securities classified as available-for-sale and held-to-maturity.

For debt securities, the “ability and intent to hold” provision was eliminated, and impairment is now considered to be other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its amortized cost basis, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell the security). In addition, the probability standard relating to the collectability of cash flows was eliminated, and impairment is now considered to be other than temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a credit loss).

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

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assess whether the credit enhancement associated with each security is sufficient to protect against likely losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment.

In conjunction with our adoption of ASC Topic 820 effective June 30, 2009, the Company retained an independent third party to assist it with our private label CMO portfolio OTTI assessment. The independent third party utilized certain assumptions for producing the cash flow analyses used in the OTTI assessment. Key assumptions would include interest rates, expected market participant spreads and discount rates, housing prices, projected future delinquency levels and assumed loss rates on any liquidated collateral.

The Company reviewed the independent third party’s assumptions used in the September 30, 2009 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

If the Company intends to sell an impaired debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the impairment is other-than-temporary and is recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost.

In instances in which the Company determines that a credit loss exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the OTTI is separated into (1) the amount of the total impairment related to the credit loss and (2) the amount of the total impairment related to all other factors (i.e., the noncredit portion). The amount of the total OTTI related to the credit loss is recognized in earnings and the amount of the total OTTI related to all other factors is recognized in accumulated other comprehensive loss. The total OTTI is presented in the Statement of Income with an offset for the amount of the total OTTI that is recognized in accumulated other comprehensive loss. Absent the intent or requirement to sell a security, if a credit loss does not exist, any impairment is considered to be temporary.

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

There are 56 positions that are impaired at September 30, 2009, including 17 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that the

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary, since the Company does not intend to sell these securities nor is it more likely than not the Company would be required to sell the security before its anticipated recovery.

9. FAIR VALUE MEASUREMENTS

GAAP, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. Disclosures follow a hierarchal framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels are as follows:

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

The following tables present the assets reported on the consolidated balance sheet at their fair value as of September 30, 2009, and June 30, 2009, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2009
	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment securities available for sale:
Equity securities	$500	$—	$—	$500
Mortgage-backed securities available for sale:
GNMA certificates	—	2,052	—	2,052

Total	$500	$2,052	$—	$2,552

	June 30, 2009
	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment securities available for sale:
Equity securities	$493	$—	$—	$493
Mortgage-backed securities available for sale:
GNMA certificates	—	2,075	—	2,075

Total	$493	$2,075	$—	$2,568

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

The following table presents the assets and liabilities reported on the consolidated balance sheet at their fair value on a nonrecurring basis at June and September 30, 2009, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

At June and September 30, 2009
	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
Impaired loans	$—	$—	$—	$—

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	September 30, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$3,376	$3,376	$21,828	$21,828
Certificates of deposit	18,525	18,525	24,719	24,719
Investment securities	120,695	123,975	123,621	124,859
Mortgage-backed securities	154,579	145,614	176,204	168,770
Net loans receivable	58,069	61,857	58,148	61,292
Accrued interest receivable	2,027	2,027	2,347	2,347
FHLB stock	10,875	10,875	10,875	10,875

FINANCIAL LIABILITIES
Deposits	$148,857	$149,275	$146,315	$146,711
FHLB advances	130,079	136,119	130,079	136,915
Federal Reserve Bank short-term borrowings	55,300	55,300	108,800	108,800
Other short-term borrowings	—	—	—	—
Accrued interest payable	1,113	1,113	1,151	1,151

Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from or to a second entity on potentially favorable or unfavorable terms.

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. If a quoted market price is available for a financial instrument, the estimated fair value would be calculated based upon the market price per trading unit of the instrument.

If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors, as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates, which are inherently uncertain, the resulting estimated values may

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in the assumptions on which the estimated values are based may have a significant impact on the resulting estimated values.

As certain assets and liabilities, such as deferred tax assets, premises and equipment, and many other operational elements of WVS, are not considered financial instruments, but have value, this estimated fair value of financial instruments would not represent the full market value of WVS.

Estimated fair values have been determined by WVS using the best available data, as generally provided in internal Savings Bank regulatory, or third party valuation reports, using an estimation methodology suitable for each category of financial instruments. The estimation methodologies used are as follows:

Cash and Cash Equivalents, Certificates of Deposit, Accrued Interest Receivable and Payable, and Other Borrowings

The fair value approximates the current book value.

Investment Securities, Mortgage-Backed Securities, and FHLB Stock

The fair value of investment and mortgage-backed securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities. Since the FHLB stock is not actively traded on a secondary market and held exclusively by member financial institutions, the estimated fair market value approximates the carrying amount.

Net Loans Receivable and Deposits

Fair value for consumer mortgage loans is estimated using market quotes or discounting contractual cash flows for prepayment estimates. Discount rates were obtained from secondary market sources, adjusted to reflect differences in servicing, credit, and other characteristics.

The estimated fair values for consumer, fixed-rate commercial, and multi-family real estate loans are estimated by discounting contractual cash flows for prepayment estimates. Discount rates are based upon rates generally charged for such loans with similar credit characteristics.

The estimated fair value for nonperforming loans is the appraised value of the underlying collateral adjusted for estimated credit risk.

Demand, savings, and money market deposit accounts are reported at book value. The fair value of certificates of deposit is based upon the discounted value of the contractual cash flows. The discount rate is estimated using average market rates for deposits with similar average terms.

FHLB Advances

The fair values of fixed-rate advances are estimated using discounted cash flows, based on current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount on variable rate advances approximates their fair value.

Commitments to Extend Credit

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, is not considered material for disclosure.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. SUBSEQUENT EVENTS

The Company assessed events occurring subsequent to September 30, 2009 through November 13, 2009, for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2009.

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

FINANCIAL CONDITION

The Company’s assets totaled $370.0 million at September 30, 2009, as compared to $419.4 million at June 30, 2009. The $49.4 million or 11.8% decrease in total assets was primarily comprised of a $21.4 million or 12.3% decrease in mortgage-backed securities (MBS) – held to maturity, a $18.5 million or 84.5% decrease in cash and cash equivalents, a $6.2 million or 25.1% decrease in FDIC insured certificates of deposit, a $2.9 million or 2.4% decrease in investment securities – held to maturity, and a $320 thousand or 13.6% decrease in accrued interest receivable. The decrease in mortgage-backed securities – held to maturity was primarily due to paydowns on the Company’s mortgage-backed securities portfolio. During this quarter ended September 30, 2009, overall replacement yields on floating rate MBS were not attractive. As a result, the Company chose to pay down a portion of its short-term borrowings instead of repurchasing floating-rate MBSs. The decrease in FDIC insured certificates of deposit was primarily due to $6.3 million in redemptions of bank certificates of deposit which were partially offset by $100 thousand of purchases of bank certificates of deposit. The decrease in investment securities held to maturity was primarily due to $12.6 million of issuer redemptions prior to maturity (i.e. calls) of fixed-rate U.S. Government agency bonds, $5.7 million of maturities of investment grade corporate bonds and $1.0 million of called tax-free municipal bonds, which were partially offset by purchases of a $9.6 million of fixed-rate investment grade corporate bonds, $3.0 million of U.S. Government agency step-up notes, $954 thousand of floating rate investment grade corporate bonds, $760 thousand of callable fixed rate U.S. Government agency bonds, and $418 thousand of fixed rate investment grade foreign bonds. See “Asset and Liability Management”.

The Company’s total liabilities decreased $49.3 million or 12.7% to $339.0 million as of September 30, 2009 from $388.3 million as of June 30, 2009. The $49.3 million decrease in total liabilities was primarily comprised of a $53.5 million or 49.2% decrease in short-term Federal Reserve Bank borrowings, which was partially offset by a $2.5 million or 1.7% increase in total savings deposits and a $1.7 million or 86.9% increase in other liabilities. The decrease in FRB short-term borrowings was funded primarily by a planned reduction of cash equivalents and investment cash flows received during the quarter. Demand deposits increased $6.1 million and savings accounts increased $406 thousand, while certificates of deposit decreased $1.7 million, money market accounts decreased $1.7 million and advance payments by borrowers for taxes and insurance decreased $504 thousand. The increase in demand deposits was primarily due to increased balances held by local tax collectors, while the decrease in certificates of deposit and money market accounts may be in response to transactional needs by depositors and lower market yields in response to unsettled financial markets. Management believes that the changes in advance payments by borrowers for taxes and insurance were primarily attributable to seasonal payments of local and school real estate taxes. The change in other liabilities was primarily attributable to the Company’s commitment to purchase an investment security in early October.

Total stockholders’ equity decreased $158 thousand or 0.5% to $31.0 million as of September 30, 2009, from approximately $31.1 million as of June 30, 2009. Capital expenditures for cash dividends totaled $331 thousand, which was partially offset by net income of $171 thousand for the three months ended September 30, 2009.

RESULTS OF OPERATIONS

General. WVS reported net income of $171 thousand or $0.08 diluted earnings per share for the three months ended September 30, 2009. Net income decreased by $586 thousand or 77.4% and diluted earnings per share decreased $0.27 or 77.1% for the three months ended September 30, 2009, when compared to the same period in 2008. The decrease in net income was primarily attributable to a $863 thousand decrease in net interest income and a $14 thousand decrease in non-interest income, which were partially offset by a $237 thousand decrease in income tax expense and a $63 thousand decrease in non-interest expense.

Net Interest Income. The Company’s net interest income decreased by $863 thousand or 46.7% for the three months ended September 30, 2009, when compared to the same period in 2008. For the three months ended September 30, 2009, approximately $843 thousand of the decrease in net interest income can be attributed to the impact of declining market interest rates on the Company’s financial assets and liabilities, and a $20 thousand decrease in net interest income attributable to lower overall balances in the Company’s financial assets and liabilities when compared to the same period in 2008.

During the three months ended September 30, 2009, the Federal Open Market Committee (FOMC) held its targeted federal funds range at 0.00% to 0.25% as compared to 2.00% at September 30, 2008. See also “Asset and Liability Management.”

Interest Income. Interest on mortgage-backed securities decreased $1.4 million or 70.5% for the three months ended September 30, 2009, when compared to the same period in 2008. The decrease for the three months ended September 30, 2009 was primarily attributable to a 222 basis point decrease in the weighted average yield earned on U.S. Government agency floating rate mortgage-backed securities, a $46.0 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding, a 235 basis point decrease in the weighted average yield earned on private label mortgage-backed securities and a $3.6 million decrease in the average balance of private label mortgage-backed securities outstanding for the three months ended September 30, 2009, when compared to the same period in 2008. The decrease in the weighted average yield earned on mortgage-backed securities was consistent with lower short-term market interest rates for the three months ended September 30, 2009. The decrease in the average balances of mortgage-backed securities during the three months ended September 30, 2009 was primarily attributable to principal paydowns of mortgage-backed securities during the period. Due to lower overall replacement yields in the floating rate MBS market, during the quarter ending September 30, 2009, the Company chose to pay down a portion of its short-term borrowings instead of repurchasing floating-rate MBSs.

Interest on investment securities decreased by $377 thousand or 22.1% for the three months ended September 30, 2009, when compared to the same period in 2008. The decrease for the three months ended September 30, 2009 was primarily attributable to $1.1 million decrease in interest income on callable U.S.

Government agency bonds which was partially offset by a $732 thousand increase in interest income on corporate bonds. During the quarter ending September 30, 2009, the Company chose to selectively invest in investment grade corporate bonds. This strategy allowed us to earn additional interest income while avoiding longer duration government agency securities.

Dividends on FHLB stock decreased $91 thousand or 100.0% for the three months ended September 30, 2009, when compared to the same period in 2008. The decrease for the three months ended September 30, 2009 was attributable to the Federal Home Loan Bank of Pittsburgh’s suspension of dividends on its common stock. In December 2008, the FHLB of Pittsburgh announced that it was suspending payments of dividends and redemptions of excess capital stock from members. The FHLB’s stated purpose of these actions is to build retained earnings to ensure adequate regulatory capital.

Interest on FDIC insured bank certificates of deposit increased $100 thousand or 117.6% for the three months ended September 30, 2009, when compared to the same period in 2008. The increase for the three months ended September 30, 2009 was primarily attributable to a $12.4 million increase in the average portfolio balance of certificates of deposit, which was partially offset by a 23 basis point decrease in the weighted average yield earned when compared to the same period in 2008. The Company began investing in FDIC insured certificates of deposit during the quarter ended March 31, 2008 due to relatively attractive yields in this investment sector. The certificates ranged in maturity terms from five to twenty-four months.

Interest on net loans receivable increased $76 thousand or 7.4% for the three months ended September 30, 2009, when compared to the same period in 2008. The increase for the three months ended September 30, 2009 was primarily attributable to an increase of 49 basis points in the weighted average yield earned on net loans receivable for the three months ended September 30, 2009, when compared to the same period in 2008, and a $316 thousand increase in the average balance of net loans receivable outstanding, when compared to the same period in 2008. The increase in the weighted average yield earned on net loans receivable for the three months ended September 30, 2009, was primarily attributable to the recognition of deferred loan fee income on a previously classified non-accrual commercial real estate loan which was paid off in full in the quarter ended September 30, 2009. The increase in the average loan balance outstanding for the three months ended September 30, 2009 was attributable in part to increased levels of new loan originations among construction and commercial real estate loan products. The Company has limited its portfolio origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

Interest Expense. Interest expense on deposits and escrows decreased $329 thousand or 46.7% for the three months ended September 30, 2009, when compared to the same period in 2008. The decrease in interest expense on deposits for the three months ended September 30, 2009 was primarily attributable to a 129 basis point decrease in the weighted average rate paid on time deposits, a 119 basis point decrease in the weighted average rate paid on money market accounts, and a $6.2 million decrease in the average balance of time deposits, when compared to the same period in 2008. The decrease in average yields of time deposits and money markets reflects lower market rates for the three months ended September 30, 2009 while the change in average balances for time deposits may be in response to increased liquidity preferences by depositors in response to unsettled financial markets.

Interest paid on other short-term borrowings decreased $294 thousand or 99.3% for the three months ended September 30, 2009 when compared to the same period in 2008. The decrease for the three months ended September 30, 2009 was primarily attributable to a $51.5 million decrease in average balances of other short-term borrowings and a 178 basis point decrease in rates paid on other short-term borrowings during the period. The decrease in rates paid reflect lower short-term market interest rates while the decrease in average balances of other short-term borrowings is attributable to more favorable short-term borrowing rates offered by the Federal Reserve Bank (FRB).

Interest paid on FHLB advances decreased $154 thousand or 7.9% for the three months ended September 30, 2009, when compared to the same period in 2008. The decrease for the three months ended September 30, 2009 was attributable to a $5.5 million decrease in the average balance of FHLB long-term advances, and a $16.7 million decrease in the average balance of FHLB short-term advances when compared to the same period in 2008. The decreases in the average balance of FHLB long-term borrowings was due to the maturity of FHLB long-term borrowings. The decreases in the average balances of FHLB short-term advances was primarily attributable to more favorable short-term borrowing rates offered by the Federal Reserve Bank.

Interest paid on FRB short-term borrowings decreased $45 thousand or 52.9% for the three months ended September 30, 2009, when compared to the same period in 2008. The decrease for the three months ended September 30, 2009 was attributable to a 202 basis point decrease in the weighted average rate paid on FRB short-term borrowings, which was partially offset by a $49.1 million increase in the average balances of FRB short-term borrowings. The decrease in rates paid reflect lower short-term market interest rates, while the increase in average balances of FRB short-term borrowings is attributable to more favorable short-term borrowing rates offered by the Federal Reserve Bank.

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

The Company recorded a provision for loan losses of $3 thousand for the three months ended September 30, 2009 compared to a recovery for loan losses of $6 thousand for the same period in 2008. At September 30, 2009, the Company’s total allowance for loan losses amounted to $659 thousand or 1.1% of the Company’s total loan portfolio, as compared to $662 thousand or 1.1% at June 30, 2009.

Non-Interest Income. Non-interest income decreased by $14 thousand or 8.4% for the three months ended September 30, 2009, when compared to the same period in 2008. The decrease was primarily attributable to decreases in service fee income on deposit accounts.

Non-Interest Expense. Non-interest expense decreased $63 thousand or 6.5% for the three months ended September 30, 2009, when compared to the same period in 2008. The decrease for the three months ended September 30, 2009 was principally attributable to a $100 thousand decrease in charitable contributions eligible for PA tax credits, and a $21 thousand decrease in employee related expenses, which were partially offset by a $73 thousand increase in Federal Deposit insurance expense when compared to the same period in 2008.

Income Tax Expense. Income tax expense decreased $237 thousand or 81.2% for the three months ended September 30, 2009, when compared to the same period in 2008. The decrease for the three months ended September 30, 2009 was primarily due to lower levels of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $717 thousand during the three months ended September 30, 2009. Net cash provided by operating activities was primarily comprised of a $349 thousand decrease in accrued interest receivable, $298 thousand in amortization of discounts, premiums and deferred loan fees, $171 thousand of net income, and $58 thousand increase in accrued and deferred income taxes, which were partially offset by $149 thousand used in various other operating activities.

Funds provided by investing activities totaled $32.3 million during the three months ended September 30, 2009. Primary sources of funds during the three months ended September 30, 2009, included maturities and repayments of investment securities, mortgage-backed securities and certificates of deposit totaling $19.4 million, $21.5 million and $6.3 million, respectively, which were partially offset by purchases of investments, and certificates of deposit totaling $14.7 million and $100 thousand, respectively.

Funds used for financing activities totaled $51.4 million for the three months ended September 30, 2009. The primary uses included a $53.5 million decrease in short-term FRB borrowings, and $331 thousand in cash dividends paid on the Company’s common stock, which were partially offset by a $2.4 million increase in deposits. The decrease in FRB short-term borrowings reflects lower short-term rates available through the Federal Reserve Bank. The $2.4 million increase in total deposits consisted of a $6.1 million increase in demand deposits, and a $406 thousand increase in passbook accounts, which were partially offset by a $1.7 million decrease in time deposit, a $1.7 million decrease in money market deposits and a $504 thousand decrease in mortgage escrow accounts. The increase in demand deposits is primarily attributable to higher balances held by local tax collectors, while the decrease in time deposits and money market accounts may be attributable to lower market yields on certificates of deposit and money market accounts and increased liquidity preferences by depositors in response to unsettled financial markets. The decreases in escrow accounts were due primarily to the payments of local property taxes by and for customers. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB and FRB advances and other borrowings. At September 30, 2009, total approved loan commitments outstanding amounted to approximately $569 thousand. At the same date, commitments under unused lines of credit amounted to $4.9 million and the unadvanced portion of construction loans approximated $10.3 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2009 totaled $45.7 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

On October 27, 2009, the Company’s Board of Directors declared a cash dividend of $0.16 per share payable November 25, 2009, to shareholders of record at the close of business on November 16, 2009. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of September 30, 2009, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $31.0 million or 14.2% and $31.7 million or 14.5%, respectively, of total risk-weighted assets, and Tier I leverage capital of $31.0 million or 8.12% of average quarterly assets.

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

The Company’s nonperforming assets at September 30, 2009 totaled approximately $1.6 million or 0.4% of total assets as compared to $953 thousand or 0.2% of total assets at June 30, 2009. Nonperforming assets at September 30, 2009 consisted of: six single-family real estate loans totaling $1.1 million, one home equity line of credit totaling $300 thousand and one construction loan totaling $235 thousand. These loans are in various stages of collection activity.

The $669 thousand increase in nonperforming assets during the three months ended September 30, 2009 was attributable to the classification to non-performing of: three single family real estate loans totaling

$862 thousand and one home equity line of credit totaling $300 thousand, which were partially offset by the reclassification of; one multi-family real estate loan totaling $465 thousand and one home equity loan totaling $21 thousand, (both of which paid current in the quarter) to performing, the charge-off of one commercial loan totaling $6 thousand, and paydowns on non-performing loans of $1 thousand.

At June 30, 2009, the Company had one previously restructured commercial real estate loan to a retirement village located in the North Hills totaling $972 thousand. At June 30, 2009, the loan was reclassified as performing, and was paid off in full in July 2009.

At September 30, 2009, the Company had one previously restructured loan secured by undeveloped land totaling $304 thousand and one previously restructured unsecured loan totaling $5 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, the Company had recorded interest payments received on a cost recovery basis until June 30, 2006 and is now recording interest income.

During the three months ended September 30, 2009, approximately $6 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the three months ended September 30, 2009. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

During the quarter ended September 30, 2009, intermediate and long-term market interest rates trended lower. Reinvestment yields on floating rate mortgage-backed securities were also lower. Both the Treasury and MBS markets were impacted by historically high purchases by the Federal Reserve. In response to these market conditions, the Company adopted a more defensive posture. We paid down a portion of our short-term debt through a planned reduction in cash equivalents and cash inflows from our MBS and investment portfolio. This deleveraging also favorably impacted our regulatory capital ratios.

The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and continued high levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment and mortgage-backed securities portfolios for the three months ended September 30, 2009, totaled $5.4 million, $19.4 million and $21.5 million, respectively. Due to a marked reduction of global interest rates and Treasury yields, high market volatility, and the changing spreads available on investment securities, the Company continued to rebalance its investment portfolio by using proceeds from calls of U.S. Government agency bonds and repayments on its mortgage-backed securities to pay down a portion of our short-term debt and investing in investment grade corporate obligations. A small portion of these cash flows were also reinvested back into callable U.S. Government agency bonds with maturities generally within fifteen years. This strategy has allowed the Company to improve its liquidity posture while managing overall interest rate risk.

Due to the term structure of market interest rates, continued weakness in the economy, an excess supply of existing homes available for sale, and lower levels of housing starts, the Company continued to reduce its portfolio originations of long-term fixed rate mortgages while continuing to offer such loans on a correspondent basis. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank’s market area. We expect that the housing market likely will continue to be weak throughout fiscal 2010. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans, primarily on residential properties, to partially increase interest income while limiting interest rate risk. The Company continues to offer higher yielding home equity and small business loans to existing customers and seasoned prospective customers.

The Company continued to purchase short and intermediate-term investment grade corporate bonds to earn a favorable financing spread and to provide higher levels of liquidity due to turmoil in the current interest rate environment. To a lesser extent, the Company continued to purchase intermediate term fixed rate callable U. S. Government Agency bonds and FDIC insured bank certificates of deposit in order to earn a spread against the Company’s various borrowings while limiting interest rate risk within the portfolio. Each of the aforementioned strategies also helped to better match the interest-rate and liquidity risks associated with the Savings Bank’s customers’ liquidity preference for shorter term money market and time deposit products.

During the quarter ended September 30, 2009, principal investment purchases were comprised of: fixed-rate investment grade corporate bonds - $9.6 million with a weighted average yield of 3.52%; U.S. Government agency step-up bonds with an initial lock-out periods of 6 months - $3.0 million with a weighted average yield to call of approximately 5.11%; floating-rate investment grade corporate bonds - $954 thousand with a weighted average yield of 2.61%; callable fixed rate U.S. Government agency bonds with initial lock-out periods of 7 – 8 months - $760 thousand with a weighted average yield to call of 2.90%; fixed rate investment grade foreign bonds - $418 thousand with a weighted average yield of 2.38%; and FDIC insured bank certificates of deposit - $100 thousand with a weighted average yield of 2.45%. Major investment proceeds received during the quarter ended September 30, 2009 were: callable U.S. Government agency bonds - $12.6 million with a weighted average yield of approximately 4.53%; investment grade corporate bonds - $5.3 million with a weighted average yield of approximately 3.71%; tax-free municipal bonds - $1.0 million with a weighted average yield of approximately 6.38%; and investment grade corporate utility first mortgage bonds - $406 thousand with a weighted average yield of approximately 5.84%. The Company also had $6.3 million in FDIC insured bank certificates of deposit redeemed with a weighted average yield of approximately 3.71%.

As of September 30, 2009, the implementation of these asset and liability management initiatives resulted in the following:

1)	$152.7 million or 55.4% of the Company’s investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMO”) that reprice on a monthly basis;

2)	$73.7 million or 26.8% of the Company’s investment portfolio consisted of investment grade fixed rate corporate bonds with maturities as follows: 3 – 6 months - $5.5 million; 6 – 12 months - $1.4 million; 1 – 3 years - $37.1 million; 3 – 5 years - $23.1 million; and over 5 years - $6.6 million.

3)	$20.5 million or 7.5% of the Company’s investment portfolio was comprised of fixed-rate callable U.S. Government Agency bonds which are callable as follows: 3 months or less - $9.2 million; 3 – 6 months - $4.0 million; 6 – 12 months - $4.7 million; and 1 – 3 years - $2.6 million; These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates.

4)	$15.6 million or 5.7% of the Company’s investment portfolio consisted of investment grade floating rate corporate bonds which reprice quarterly and will mature within one to 28 months;

5)	$3.0 million or 1.1% of the Company’s investment portfolio was comprised of callable U.S. Government agency step-up bonds which are callable within 3 – 6 months;

6)	$18.5 million or 5.0% of the Company’s total assets consisted of FDIC insured bank certificates of deposit with remaining maturities ranging from one to ten months;

7)	An aggregate of $31.5 million or 54.3% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months; and

8)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less - $55.3 million or 29.8%; 6 – 12 months - $45.6 million or 24.6%; 1 – 3 years - $67.0 million or 36.1%; 3 – 5 years - $5.0 million or 2.7%; and over 5 years - $12.5 million or 6.8%.

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

	September 30, 2009	June 30,
		2009	2008
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$272,343	$326,316	$377,916
Interest-bearing liabilities maturing or repricing within one year	206,054	228,295	207,133

Interest sensitivity gap	$66,289	$98,021	$170,783

Interest sensitivity gap as a percentage of total assets	17.92%	23.37%	40.36%
Ratio of assets to liabilities maturing or repricing within one year	132.17%	142.94%	182.45%

During the quarter ended September 30, 2009, the Company managed its one year interest sensitivity gap by: (1) reducing a portion of its short-term borrowings; (2) adjusting its investment portfolio to include investment grade fixed and floating rate corporate bonds; (3) investing in shorter-term FDIC insured bank certificates of deposit; (4) emphasizing loans with shorter-terms or repricing frequencies, and (5) limiting the portfolio origination of long-term fixed rate mortgages.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at September 30, 2009. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cummulative Gap ($’s)	101,046	92,305	37,633	(20,797)	(6,235)	9,918	32,316
% of Total Assets	27.3%	24.9%	10.7%	-5.6%	-1.7%	2.7%	8.7%
Base Case Up 100 bp
Cummulative Gap ($’s)	110,778	106,527	54,581	(593)	14,177	27,881	32,316
% of Total Assets	29.9%	28.8%	14.8%	-0.2%	3.8%	7.5%	8.7%
Base Case No Change
Cummulative Gap ($’s)	113,404	116,557	66,289	12,388	27,439	39,286	32,316
% of Total Assets	30.7%	31.5%	17.9%	3.3%	7.4%	10.6%	8.7%
Base Case Down 100 bp
Cummulative Gap ($’s)	114,105	115,261	68,258	14,592	29,486	40,272	32,316
% of Total Assets	30.8%	31.2%	18.4%	3.9%	8.0%	10.9%	8.7%
Base Case Down 200 bp
Cummulative Gap ($’s)	113,890	117,457	67,616	14,009	28,860	39,480	32,316
% of Total Assets	30.8%	31.7%	18.3%	3.8%	7.8%	10.7%	8.7%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2009. This analysis was done assuming that the interest-earning assets will average approximately $392 million and $420 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at September 30, 2009. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	September 30, 2010					September 30, 2009
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	0.1%	2.1%	—	10.9%	24.4%	-0.9%	1.8%	—	33.6%	75.5%
Return on average equity	14.78%	15.15%	14.75%	16.51%	18.40%	2.23%	2.52%	2.32%	5.36%	8.98%
Return on average assets	1.08%	1.11%	1.07%	1.24%	1.40%	0.16%	0.18%	0.17%	0.40%	0.67%
Market value of equity (in thousands)						$19,243	$18,530	$18,980	$18,709	$16,201

The Company’s first quarter earnings were adversely impacted by low market interest rates as opposed to loan write-offs. This period of low interest rates is expected to continue throughout most of fiscal 2010. During the first quarter of fiscal 2010, we better positioned our balance sheet and franchise by reducing overall leverage, increasing deposits, avoiding low yielding assets, selectively pursuing seasoned new construction builders and increasing our Tier l leverage ratio to 8.12%.

Looking ahead, we believe that our net interest income should significantly improve over time. Our legacy long-term FHLB advances, taken out a number of years ago when interest rates were higher, will begin to mature as shown below.

Quarter Ended	Amount/$MM	Weighted Avg. Rate
6/30/10	$20.579	5.86%
9/30/10	$25.000	5.77%
12/31/10	$35.000	5.44%
3/31/11	$10.000	4.99%
6/30/11	$17.000	5.28%

In addition, our substantial floating rate mortgage-backed securities portfolio should perform well when interest rates begin to rise.

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2009.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$2,313
6.77%

Adjustable rate	$7,973
5.07%

Undisbursed lines of credit
Adjustable rate	$4,687
3.74%

Unfunded security commitments
Fixed rate	$1,985
6.90%

Loan origination commitments
Fixed rate	$544
7.02%

Adjustable rate	$25
3.50%

Letters of credit
Adjustable rate	$502
4.25%

$18,029

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2009, the Savings Bank had two performance standby letters of credit outstanding totaling approximately $214 thousand and two financial letters of credit totaling $288 thousand. All performance letters of credit are secured by developed property while the financial letters of credit are secured by certificates of deposit. All of the letters of credit will mature within twelve months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934).

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on this assessment, management believes that, as of September 30, 2009, the Company’s internal control over financial reporting was effective.

(b)	No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company previously reported, under Item 3(a) of its Annual Report on Form 10-K for the fiscal year ended June 30, 2009, a lawsuit filed by Plantiff Matthew Dragotta against West View Savings Bank. On August 24, 2009 U.S. District Judge, Terrance P. McVerry issued an order granting the Bank’s motion to Dismiss the lawsuit.

On September 3, 2009 the Plaintiff filed a motion for Reconsideration of Judge McVerry’s order granting the Bank’s motion to Dismiss the lawsuit.

On October 16, 2009 Judge McVerry denied the Plantiff’s Motion for Reconsideration.

The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

ITEM 1A.	Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended September 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs [2]
07/01/09 – 07/31/09	0	—	0	53,900
08/01/09 – 08/31/09	0	—	0	53,900
09/01/09 – 09/30/09	0	—	0	53,900
Total	0	—	0	53,900

(1)	All shares indicated were purchased under the Company’s Tenth Stock Repurchase Program.
(2)	Tenth Stock Repurchase Program
(a)	Announced January 29, 2009.
(b)	106,000 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This program has not expired and has 53,900 shares remaining to be repurchased at September 30, 2009.
(e)	Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company’s 2009 Annual Meeting of Stockholders was held on October 27, 2009.

(b)	Not applicable.

(c)	Two matters were voted upon at the annual meeting held on October 27, 2009: Item 1: Proposal to elect one director for a four-year term or until a successor is elected and qualified; Item 2: Proposal to ratify the appointment by the Board of Directors of S.R. Snodgrass, A.C. as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending June 30, 2010.

Each of the two proposals received stockholder approval. There were 2,070,085 shares outstanding on the record date eligible to vote at the meeting and 1,724,580 shares were present in person or by proxy at the meeting. The voting record with respect to each item voted upon is enumerated below:

Item Number	Nominee (if Applicable)	For	Against	Abstain

1	Margaret VonDerau	1,644,661	79,919

2	Ratification of the registered independent public accounting firm	1,685,697	7,038	31,845

There were no broker non-votes with respect to items 1 and 2.

(d)	Not applicable.

ITEM 5.	Other Information

(a)	Not applicable.

(b)	Not applicable.

ITEM 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

November 13, 2009	BY:	/S/ DAVID J. BURSIC
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

November 13, 2009	BY:	/S/ KEITH A. SIMPSON
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)