Form 10-Q
period 2009-12-31
WVS FINANCIAL CORP
filed 2010-02-12
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

Shares outstanding as of February 8, 2010: 2,065,665 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	December 31, 2009	June 30, 2009
Assets
Cash and due from banks	$658	$522
Interest-earning demand deposits	2,415	21,306

Total cash and cash equivalents	3,073	21,828
Certificates of deposit	14,151	24,719
Trading assets	960	—
Investment securities available-for-sale (amortized cost of $0 and $500)	—	493
Investment securities held-to-maturity (market value of $147,821 and $124,366)	144,975	123,128
Mortgage-backed securities available-for-sale (amortized cost of $2,041 and $2,062)	2,038	2,075
Mortgage-backed securities held-to-maturity (market value of $142,413 and $166,695)	150,183	174,129
Net loans receivable (allowance for loan losses of $650 and $662)	60,097	58,148
Accrued interest receivable	2,561	2,347
Federal Home Loan Bank stock, at cost	10,875	10,875
Premises and equipment	673	692
Other assets	1,965	1,000

TOTAL ASSETS	$391,551	$419,434

Liabilities and Stockholders’ Equity
Liabilities:
Savings Deposits:
Non-interest-bearing accounts	$13,332	$13,095
NOW accounts	19,835	17,743
Savings accounts	33,981	32,686
Money market accounts	23,376	24,485
Certificates of deposit	53,457	57,465
Advance payments by borrowers for taxes and insurance	580	841

Total savings deposits	144,561	146,315
Federal Home Loan Bank advances: long-term	130,079	130,079
Federal Home Loan Bank advances: short-term	5,000	—
Federal Reserve Bank short-term borrowings	77,400	108,800
Other short-term borrowings	—	—
Accrued interest payable	1,063	1,151
Other liabilities	2,741	1,966

TOTAL LIABILITIES	360,844	388,311

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none outstanding	—	—
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued	38	38
Additional paid-in capital	21,403	21,392
Treasury stock: 1,739,971 and 1,735,551 shares at cost, respectively	(26,594)	(26,531)
Retained earnings, substantially restricted	35,862	36,220
Accumulated other comprehensive (loss) income	(2)	4

TOTAL STOCKHOLDERS’ EQUITY	30,707	31,123

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$391,551	$419,434

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans	$926	$1,010	$2,028	$2,037
Investment securities	1,496	1,784	2,823	3,489
Mortgage-backed securities	529	2,003	1,111	3,978
Certificates of deposit	127	153	312	239
Interest-earning demand deposits	—	—	2	1
Federal Home Loan Bank stock	—	47	—	137

Total interest and dividend income	3,078	4,997	6,276	9,881

INTEREST EXPENSE:
Deposits	316	593	692	1,299
Federal Home Loan Bank advances	1,797	1,990	3,592	3,938
Federal Reserve Bank short-term borrowings	45	65	85	150
Other short-term borrowings	2	3	4	299

Total interest expense	2,160	2,651	4,373	5,686

NET INTEREST INCOME	918	2,346	1,903	4,195
(RECOVERY) PROVISION FOR LOAN LOSSES	(9)	27	(6)	21

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	927	2,319	1,909	4,174

NON-INTEREST INCOME:
Service charges on deposits	69	82	147	173
Market gains on trading assets	—	—	1	—
Investment securities gains	1	—	1	—
Other	63	74	137	150

Total non-interest income	133	156	286	323

NON-INTEREST EXPENSE:
Salaries and employee benefits	486	561	974	1,069
Occupancy and equipment	75	82	153	165
Data processing	60	62	120	125
Correspondent bank service charges	23	21	46	46
Deposit insurance premium	73	6	152	13
Other	209	230	390	518

Total non-interest expense	926	962	1,835	1,936

INCOME BEFORE INCOME TAXES	134	1,513	360	2,561
INCOME TAXES	1	501	56	793

NET INCOME	$133	$1,012	$304	$1,768

EARNINGS PER SHARE:
Basic	$0.06	$0.47	$0.15	$0.81
Diluted	$0.06	$0.47	$0.15	$0.81

AVERAGE SHARES OUTSTANDING:
Basic	2,068,932	2,159,271	2,069,508	2,175,524
Diluted	2,068,932	2,159,560	2,069,508	2,175,672

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (loss)	Total
Balance at June 30, 2009	$38	$21,392	$(26,531)	$36,220	$4	$31,123

Comprehensive income:

Net Income				304		304
Other comprehensive income:
Change in unrealized holding losses on securities, net of income tax effect of ($3)					(6)	(6)

Comprehensive income						298

Purchase of 4,420 shares of treasury stock			(63)			(63)

Expense of stock options awarded		11				11

Cash dividends declared ($0.32 per share)				(662)		(662)

Balance at December 31, 2009	$38	$21,403	$(26,594)	$35,862	$(2)	$30,707

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2009	2008
OPERATING ACTIVITIES

Net income	$304	$1,768
Adjustments to reconcile net income to cash (used for) provided by operating activities:
(Recovery) provision for loan losses	(6)	21
Depreciation	50	53
Investment securities gains	(1)	—
Amortization of discounts, premiums and deferred loan fees	618	(242)
Accretion of discounts – commercial paper	—	(262)
Trading gains	(1)	—
Purchase of trading securities	(995)	—
Proceeds from sale of trading securities	996	—
Increase in accrued and deferred taxes	60	357
(Increase) decrease in accrued interest receivable	(210)	269
Decrease in accrued interest payable	(88)	(223)
Increase (decrease) in deferred director compensation payable	2	(805)
Increase in prepaid FDIC insurance	(1,182)	—
Other, net	(16)	33

Net cash (used for) provided by operating activities	(469)	969

INVESTING ACTIVITIES

Available-for-sale:
Proceeds from repayments of investments and mortgage-backed securities	21	7,521
Proceeds from sales of investments	501	—
Held-to-maturity:
Purchases of investment securities	(58,521)	(109,748)
Purchases of mortgage-backed securities	(8,242)	—
Proceeds from repayments of investments	36,094	94,991
Proceeds from repayments of mortgage-backed securities	32,223	4,446
Purchases of certificates of deposit	(9,656)	(16,256)
Maturities/redemptions of certificates of deposit	20,214	2,623
Increase in net loans receivable	(2,005)	(1,291)
Purchase of Federal Home Loan Bank stock	—	(13,242)
Redemption of Federal Home Loan Bank stock	—	9,298
Acquisition of premises and equipment	(32)	(28)

Net cash provided by (used for) investing activities	10,597	(21,686)

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2009	2008
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	2,511	2,436
Net decrease in certificates of deposit	(4,008)	(5,372)
Proceeds from Federal Home Loan Bank long-term advances	—	—
Repayments of Federal Home Loan Bank long-term advances	—	—
Net increase in FHLB short-term advances	5,000	—
Net (decrease) increase in Federal Reserve Bank short-term borrowings	(31,400)	46,185
Net decrease in other short-term borrowings	—	(20,000)
Net decrease in advance payments by borrowers for taxes and insurance	(261)	(297)
Cash dividends paid	(662)	(697)
Funds used for purchase of treasury stock	(63)	(1,515)

Net cash (used for) provided by financing activities	(28,883)	20,740

Increase (decrease) in cash and cash equivalents	(18,755)	23

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	21,828	1,826

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,073	$1,849

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$4,461	$5,909
Income taxes	$4	$421

Non-cash items:
Unfunded Security Commitment	$964	—
Due to Federal Reserve Bank	$821	$841
Educational Improvement Tax Credit	$32	$135

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In December 2007, the FASB issued an accounting standard related to noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This accounting standard was subsequently codified into ASC 810-10, Consolidation. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with this guidance. This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share. The adoption of this new guidance did not have a material impact on the Company’s results of operations or financial position.

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

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This accounting standard was subsequently codified into ASC Topic 860, Transfers and Servicing. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on July 1, 2009. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On July 1, 2009, the provisions of this accounting standard became effective for the Company’s financial assets and financial liabilities and on January 1, 2009 for nonfinancial assets and nonfinancial liabilities. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures. See Notes 9 and 10 for the necessary disclosures.

On April 1, 2009, the FASB issued new authoritative accounting guidance under ASC Topic 805, Business Combinations, which became effective for periods beginning after December 15, 2008. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies. Under ASC Topic 805, the requirements of ASC Topic 420, Exit or Disposal Cost Obligations, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, Contingencies. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation, which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

On December 30, 2008, the FASB issued new authoritative accounting guidance under ASC Topic 715, Compensation—Retirement Benefits, which provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This guidance is effective fiscal year ending after December 15, 2009. The new authoritative accounting guidance under ASC Topic 715 became effective for the Company’s financial statements for the year-ended June 30, 2010. The adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

The FASB issued new authoritative accounting guidance under ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 is effective for periods ending after June 15, 2009. The required disclosures are provided in Note 11.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Weighted average common shares outstanding	3,805,636	3,805,636	3,805,636	3,805,636

Average treasury stock shares	(1,736,704)	(1,646,365)	(1,736,128)	(1,630,112)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,068,932	2,159,271	2,069,508	2,175,524

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	289	—	148

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,068,932	2,159,560	2,069,508	2,175,672

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At December 31, 2009, there were 125,127 options outstanding with an average exercise price of $16.20 which were anti-dilutive. At December 31, 2008, there were 88,108 options outstanding with an exercise price of $16.20 which were included in the computation of diluted earnings per share.

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

During the periods ended December 31, 2009 and 2008, the Company recorded $11 thousand and $3 thousand, respectively, in compensation expense related to our share-based compensation awards. As of December 31, 2009, there was approximately $84 thousand of unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009. That cost is expected to be recognized over the next five years.

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

The Company had 105,019 non-vested stock options outstanding at December 31, 2009, and 87,500 unvested stock options outstanding at December 31, 2008. During the six months ended December 31, 2009 and 2008, the Company issued 0 and 87,500 options, respectively. The weighted-average fair value of each stock option granted in the six months ended December 31, 2008 was $0.93.

5.	COMPREHENSIVE INCOME

Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2009		2008		2009		2008
	(Dollars in Thousands)

Net income		$133		$1,012		$304		$1,768
Other comprehensive loss:
Unrealized losses on available for sale securities	$(5)		$(13)		$(10)		$(52)

Less: Reclassification adjustment for gain included in net income	1		—		1		—

Other comprehensive loss before tax		(4)		(13)		(9)		(52)
Income tax benefit related to other comprehensive loss		(1)		(4)		(3)		(18)

Other comprehensive loss net of tax		(3)		(9)		(6)		(34)

Comprehensive income		$130		$1,003		$298		$1,734

6.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2009
HELD TO MATURITY
U.S. government agency securities	$28,741	$219	$(251)	$28,709
Corporate debt securities	98,002	2,272	(48)	100,226
Foreign debt securities (1)	10,222	348	(2)	10,568
Obligations of states and political subdivisions	8,010	308	—	8,318

Total	$144,975	$3,147	$(301)	$147,821

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2009
AVAILABLE FOR SALE
Equity securities	$500	$—	$(7)	$493

Total	$500	$—	$(7)	$493

HELD TO MATURITY
U.S. government agency securities	$32,937	$387	$(74)	$33,250
Corporate debt securities	74,065	783	(193)	74,655
Foreign debt securities (1)	8,168	36	(29)	8,175
Obligations of states and political subdivisions	7,958	328	—	8,286

Total	$123,128	$1,534	$(296)	$124,366

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

During the six months ended December 31, 2009, and December 31, 2008, realized investment securities gains totaled $1 thousand and $0, respectively.

The amortized cost and fair values of debt securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
HELD TO MATURITY
Amortized cost	$21,527	$82,313	$8,627	$32,508	$144,975
Fair value	21,755	84,210	9,130	32,726	147,821

Investment securities with amortized costs of $136,777 and $118,593 and fair values of $139,685 and $119,817 at December 31, 2009 and June 30, 2009, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.

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

At December 31, 2009, the Company’s Agency CMO’s totaled $98.7 million as compared to $117.1 million at June 30, 2009. The Company’s private-label CMO’s totaled $51.5 million at December 31, 2009 as compared to $57.0 million at June 30, 2009. The $23.9 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency CMO’s which were partially offset by purchases of Agency CMO’s. During the six months ended December 31, 2009, the Company received principal payments totaling $5.5 million on its private-label CMO’s. At December 31, 2009, approximately $150.2 million or 98.7% (book value) of the Company’s MBS portfolio, including CMO’s were comprised of adjustable or floating rate investments, as compared to $174.1 million or 98.8% at June 30, 2009. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of December 31, 2009. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

		Rating			Book Value (in thousands)	Fair Value (in thousands)
Cusip #	Security Description	S&P	Moody’s	Fitch
05949AN63	BOAMS 2005-1 1A7	N/A	A2	AAA	$2,884	$2,608
36242DE25	GSR 2005-3F 1A11	N/A	A1	AA	3,355	3,200
05949A2H2	BOAMS 2005-3 1A6	N/A	Baa1	AA	1,035	957
05949A2H2	BOAMS 2005-3 1A6	N/A	Baa1	AA	1,320	1,221
225458JZ2	CSFB 05-3 3A4	AAA	N/A	AAA	7,257	7,162
225458KE7	CSFB 2005-3 3A9	AAA	N/A	AAA	457	450
225458KE7	CSFB 2005-3 3A9	AAA	N/A	AAA	1,382	1,359
12669G3A7	CWHL 2005 16 A8	NR	Ba2	A	1,397	1,184
12669G3A7	CWHL 2005 16 A8	NR	Ba2	A	2,540	2,153
12669G3A7	CWHL 2005 16 A8	NR	Ba2	A	3,479	2,948
12669G3A7	CWHL 2005 16 A8	NR	Ba2	A	3,811	3,229
126694CP1	CWHL SER 21 A11	N/A	Baa3	B	7,543	4,679
126694KF4	CWHL SER 24 A15	B-	N/A	B	2,079	1,722
126694KF4	CWHL SER 24 A15	B-	N/A	B	4,155	3,443
16162WLW7	CHASE SER S2 A10	N/A	Baa1	BBB	3,125	2,777
16162WLW7	CHASE SER S2 A10	N/A	Baa1	BBB	4,375	3,888
126694MP0	CWHL SER 26 1A5	B	N/A	B	1,330	1,078

					$51,524	$44,058

The Company retained an independent third party to assist it in the determination of a fair value for each of its private-label CMO’s. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMO’s and there can be no assurance that any secondary market for private-label CMO’s will develop. We believe that the private-label CMO portfolio had no Other Than Temporary Impairment at December 31, 2009.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The amortized cost and fair values of mortgage-backed securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2009
AVAILABLE FOR SALE

Government National Mortgage Association certificates	$2,041	$—	$(3)	$2,038

Total	$2,041	$—	$(3)	$2,038

HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$98,659	$120	$(424)	$98,355
Other	51,524	—	(7,466)	44,058

Total	$150,183	$120	$(7,890)	$142,413

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

June 30, 2009
AVAILABLE FOR SALE

Government National Mortgage Association certificates	$2,062	$13	$—	$2,075

Total	$2,062	$13	$—	$2,075

HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$117,133	$72	$(1,298)	$115,907
Other	56,996	—	(6,208)	50,788

Total	$174,129	$72	$(7,506)	$166,695

The amortized cost and fair value of mortgage-backed securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)

AVAILABLE FOR SALE
Amortized cost	$—	$—	$—	$2,041	$2,041
Fair value	—	—	—	2,038	2,038

HELD TO MATURITY
Amortized cost	$—	$—	$—	$150,183	$150,183
Fair value	—	—	—	142,413	142,413

At December 31, 2009 and June 30, 2009, mortgage-backed securities with an amortized cost of $106,199 and $132,806 and fair values of $105,763 and $130,343, were pledged to secure borrowings with the Federal Home Loan Bank.

8.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2009 and June 30, 2009.

	December 31, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)

U.S. government agencies securities	$16,546	$(243)	$412	$(8)	$16,958	$(251)
Corporate debt securities	12,027	(48)	—	—	12,027	(48)
Foreign debt securities (1)	1,469	(2)	—	—	1,469	(2)
Government National Mortgage Association certificates	1,165	(3)	—	—	1,165	(3)
Collateralized mortgage obligations:
Agency	11,940	(33)	56,855	(391)	68,795	(424)
Other	—	—	44,058	(7,466)	44,058	(7,466)

Total	$43,147	$(329)	$101,325	$(7,865)	$144,472	$(8,194)

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	June 30, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)

U.S. government agencies securities	$2,447	$(74)	$—	$—	$2,447	$(74)
Corporate debt securities	20,893	(193)	—	—	20,893	(193)
Foreign debt securities (1)	1,977	(29)	—	—	1,977	(29)
Equity securities	—	—	493	(7)	493	(7)
Collateralized mortgage obligations:
Agency	40,693	(490)	66,078	(808)	106,771	(1,298)
Other	—	—	50,788	(6,208)	50,788	(6,208)

Total	$66,010	$(786)	$117,359	$(7,023)	$183,369	$(7,809)

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

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

In conjunction with our adoption of ASC Topic 820 effective June 30, 2009, the Company retained an independent third party to assist it with the private label CMO portfolio OTTI assessment. The independent third party utilized certain assumptions for producing the cash flow analyses used in the OTTI assessment. Key assumptions would include interest rates, expected market participant spreads and discount rates, housing prices, projected future delinquency levels and assumed loss rates on any liquidated collateral.

The Company reviewed the independent third party’s assumptions used in the December 31, 2009 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that the private-label CMO portfolio had no Other Than Temporary Impairment at December 31, 2009.

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

There are 68 positions that are impaired at December 31, 2009, including 17 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that the securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary, since the Company does not intend to sell these securities nor is it more likely than not the Company would be required to sell the security before its anticipated recovery.

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

The following tables present the assets reported on the consolidated balance sheet at their fair value as of December 31, 2009, and June 30, 2009, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2009
	Level I	Level II	Level III	Total
	(Dollars in Thousands)

Assets Measured on a Recurring Basis:
Trading Assets	$—	$960	$—	$960
Mortgage-backed securities available for sale:
GNMA certificates	—	2,038	—	2,038

Total	$—	$2,998	$—	$2,998

	June 30, 2009
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets Measured on a Recurring Basis:
Investment securities available for sale:
Equity securities	$493	$—	$—	$493
Mortgage-backed securities available for sale:
GNMA certificates	—	2,075	—	2,075

Total	$493	$2,075	$—	$2,568

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

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	December 31, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$3,073	$3,073	$21,828	$21,828
Certificates of deposit	14,151	14,151	24,719	24,719
Trading Assets	960	960	—	—
Investment securities	144,975	147,821	123,621	124,859
Mortgage-backed securities	152,221	144,451	176,204	168,770
Net loans receivable	60,097	63,090	58,148	61,292
Accrued interest receivable	2,561	2,561	2,347	2,347
FHLB stock	10,875	10,875	10,875	10,875

FINANCIAL LIABILITIES
Deposits	$144,561	$144,773	$146,315	$146,711
FHLB advances – long term	130,079	138,653	130,079	136,915
FHLB advances – short term	5,000	5,000	—	—
Federal Reserve Bank short-term borrowings	77,400	77,400	108,800	108,800
Other short-term borrowings	—	—	—	—
Accrued interest payable	1,063	1,063	1,151	1,151

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

If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors, as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates, which are inherently uncertain, the resulting estimated values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in the assumptions on which the estimated values are based may have a significant impact on the resulting estimated values.

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

Trading Assets, Investment Securities, Mortgage-Backed Securities, and FHLB Stock

The fair value of trading assets, investment and mortgage-backed securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities. Since the FHLB stock is not actively traded on a secondary market and held exclusively by member financial institutions, the estimated fair market value approximates the carrying amount.

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

11.	SUBSEQUENT EVENTS

The Company assessed events occurring subsequent to December 31, 2009 through February 8, 2010, for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2009.

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

FINANCIAL CONDITION

The Company’s assets totaled $391.6 million at December 31, 2009, as compared to $419.4 million at June 30, 2009. The $27.8 million or 6.6% decrease in total assets was primarily comprised of a $23.9 million or 13.8% decrease in mortgage-backed securities (MBS) – held to maturity, a $18.8 million or 85.9% decrease in cash and cash equivalents, a $10.6 million or 42.8% decrease in FDIC insured certificates of deposit, and a $493 thousand or 100.0% decrease in investment securities – available for sale, which were partially offset by a $21.8 million or 17.7% increase in investment securities held-to-maturity, a $1.9 million or 3.4% increase in net loans receivable, a $965 thousand or 96.5% increase in deferred taxes and other assets, and a $960 thousand or 100.0% increase in trading assets. The decrease in mortgage-backed securities – held to maturity was due to paydowns on the Company’s mortgage-backed securities portfolio which were partially offset by $8.1 million in purchase of floating rate U.S. Government agency Collateralized Mortgage Obligations (CMO’s). During the quarter ended December 31, 2009, overall replacement yields on floating rate MBS began to improve. As a result, the Company chose to reinvest a portion of its cash flows into purchases of U.S. Government agency floating-rate MBSs. The decrease in FDIC insured certificates of deposit was primarily due to $20.2 million in redemptions of bank certificates of deposit which were partially offset by $9.6 million of purchases of bank certificates of deposit. The Company chose to reduce its overall investment in certificates of deposits due to a narrowing of spreads when compared to other investment sectors. The decrease in investment securities available for sale was the result of the sale of an investment with an amortized cost of $500 thousand, during the six months ended December 31, 2009. The increase in investment securities held to maturity was primarily due to purchases of $33.7 million of fixed rate investment grade corporate bonds, $15.0 million of U.S. Government agency step-up bonds, $4.7 million of floating rate investment grade foreign bonds, $2.0 million of fixed to floating rate U.S. Government agency bonds, $1.0 million of short-term taxable municipal bonds, $1.0 million of floating rate investment grade corporate bonds, $760 thousand of callable fixed rate U.S. Government agency bonds and $418 thousand of floating rate investment grade foreign bonds, which were partially offset by $21.8 million of issuer redemptions prior to maturity (i.e. calls) of U.S. Government agency bonds, $9.7 million of maturities and calls of investment grade corporate bonds, $3.0 million of maturities of investment grade foreign bonds, $1.0 million of maturities of tax-free municipal bonds and $406 thousand of repayments on investment grade corporate utility first mortgage bonds . See “Asset and Liability Management”.

The Company’s total liabilities decreased $27.5 million or 7.1% to $360.8 million as of December 31, 2009 from $388.3 million as of June 30, 2009. The $27.5 million decrease in total liabilities was primarily comprised of a $31.4 million or 28.9% decrease in short-term Federal Reserve Bank borrowings and a $1.8 million or 1.2% decrease in total savings deposits which were partially offset by $5.0 million or 100.0% increase in other FHLB short-term advances and a $775 thousand increase in other liabilities. The decrease in FRB short-term borrowings was funded primarily by a planned reduction of cash equivalents and investment cash flows received during the six months ended December 31, 2009. Certificates of deposit decreased $4.0 million, money market accounts decreased $1.1 million and advance payments by borrowers for taxes and insurance decreased $261 thousand while demand deposits increased $2.3 million and savings accounts increased $1.3 million. The increase in demand deposits may be attributable to social security payments for January 2010 being paid by the Social Security Administration, and credited by the Company, on December 31, 2009. The changes in passbook savings, money market accounts and certificates of deposit may reflect lower market rates on certificates and a shift in consumer preferences to more liquid savings options. Management believes that the changes in advance payments by borrowers for taxes and insurance were primarily attributable to seasonal payments of local and school real estate taxes. The change in other liabilities was primarily attributable to the Company’s commitment to purchase an investment security in early January 2010.

Total stockholders’ equity decreased $416 thousand or 1.3% to $30.7 million as of December 31, 2009, from approximately $31.1 million as of June 30, 2009. Capital expenditures for cash dividends and treasury stock purchases totaled $662 thousand and $63 thousand respectively, which were partially offset by net income of $304 thousand for the six months ended December 31, 2009.

RESULTS OF OPERATIONS

General. WVS reported net income of $133 thousand or $0.06 earnings per share (basic and diluted) and $304 thousand or $0.15 earnings per share (basic and diluted) for the three and six months ended December 31, 2009, respectively. Net income decreased by $879 thousand or 86.9% and earnings per share (basic and diluted) decreased $0.41 or 87.2% for the three months ended December 31, 2009, when compared for the same period in 2008. The decrease in net income was primarily attributable to a $1.4 million decrease in net interest income and a $23 thousand decrease in non-interest income, which were partially offset by a $500 thousand decrease in income tax expense, a $36 thousand decrease in non-interest expense and a $36 thousand decrease in provisions for loan losses. For the six months ended December 31, 2009, net income decreased $1.5 million or 82.8% and earnings per share (basic and diluted) decreased $0.66 or 81.5% when compared to the same period in 2008. The decrease in net income was primarily attributable to a $2.3 million decrease in net interest income and a $37 thousand decrease in non-interest income, which were partially offset by a $737 thousand decrease in income tax expense, a $101 thousand decrease in non-interest expense and a $27 thousand decrease in provision for loan losses.

Net Interest Income. The Company’s net interest income decreased by $1.4 million or 60.9% for the three months ended December 31, 2009, when compared to the same period in 2008. For the three months ended December 31, 2009, approximately $1.3 million of the decrease in net interest income can be attributed to the impact of declining market interest rates on the Company’s financial assets and liabilities, and a $133 thousand decrease in net interest income attributable to lower overall balances in the Company’s financial assets and liabilities when compared to the same period in 2008. For the six months ended December 31, 2009, approximately $2.1 million of the decrease in net interest income was primarily attributed to the impact of declining market interest rates on the Company’s financial assets and liabilities and a $151 thousand decrease in net interest income attributable to lower overall balances in the Company’s financial assets and liabilities when compared to the same period in 2008.

During the six months ended December 31, 2009, the Federal Open Market Committee (FOMC) maintained its targeted federal funds range at 0.00% to 0.25% which was established in December 2008. See also “Asset and Liability Management.”

Interest Income. Interest on mortgage-backed securities decreased $1.5 million or 73.6% and $2.9 million or 72.1% for the three and six months ended December 31, 2009, respectively, when compared to the same periods in 2008. The decrease for the three months ended December 31, 2009 was primarily attributable to a 255 basis point decrease in the weighted average yield earned on U.S. Government agency floating rate mortgage-backed securities, a $52.3 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding, a 196 basis point decrease in the weighted average yield earned on private label mortgage-backed securities and a $6.3 million decrease in the average balance of private label mortgage-backed securities outstanding for the three months ended December 31, 2009, when compared to the same period in 2008. The decrease for the six months ended December 31, 2009, was primarily attributable to a 239 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities, a $49.1 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding, a 215 basis point decrease in the weighted average yield earned on private label mortgage-backed securities and a $4.9 million decrease in the average balance of private label mortgage-backed securities outstanding for the six months ended December 31, 2009, when compared to the same period in 2008. The decrease in the weighted average yield earned on mortgage-backed securities was consistent with lower short-term market interest rates for the three and six months ended December 31, 2009, when compared to the same periods in 2008. The decrease in the average balances of mortgage-backed securities during the three and six months ended December 31, 2009 was primarily attributable to principal paydowns of mortgage-backed securities during the period. Due to modestly improving overall replacement yields in the floating rate MBS market, during the quarter ending December 31, 2009, the Company chose to reinvest a portion of its cash flows into purchases of U.S. Government floating-rate MBSs.

Interest on investment securities decreased by $288 thousand or 16.1% and $666 thousand or 19.1% for the three and six months ended December 31, 2009, respectively, when compared to the same periods in 2008. The decrease for the three months ended September 30, 2009 was primarily attributable to $921 thousand decrease in interest income on callable U.S. Government agency bonds and a $211 thousand decrease in accretion of discount on short-term investment grade commercial paper, which was partially offset by a $865 thousand increase in interest income on corporate bonds. The decrease for the six months ended December 31, 2009 was primarily attributable to a $2.0 million decrease in interest income callable on U.S. Government agency bonds and a $238 thousand decrease in accretion income on short-term investment grade commercial paper, which were offset by a $1.6 million increase in interest income on investment grade corporate bonds. During the quarter ending December 31, 2009, the Company chose to continue to selectively invest in investment grade corporate bonds and began reinvesting in U.S. Government agency callable bonds. This strategy allowed us to earn additional interest income while avoiding longer duration non-callable government agency securities.

Dividends on FHLB stock decreased $47 thousand or 100.0% and $137 thousand or 100.0% for the three and six months ended December 31, 2009, respectively, when compared to the same periods in 2008. The decrease for the three and six months ended December 31, 2009 was attributable to the Federal Home Loan Bank of Pittsburgh’s suspension of dividends on its common stock. In December 2008, the FHLB of Pittsburgh announced that it was suspending payments of dividends and redemptions of excess capital stock from members. The FHLB’s stated purpose of these actions is to build retained earnings to ensure adequate regulatory capital.

Interest on FDIC insured bank certificates of deposit decreased $26 thousand or 17.0% and increased $73 thousand or 30.5% for the three and six months ended December 31, 2009, respectively, when compared to the same periods in 2008. The decrease for the three months ended December 31, 2009 was primarily attributable to a 91 basis point decrease in the weighted average yield earned which was partially offset by a $1.2 million increase in the average portfolio balance of certificates of deposit, when compared to the same period in 2008. The increase for the six months ended December 31, 2009 was primarily attributable to a $6.8 million increase in the average portfolio balance of certificates of deposit which was partially offset by a 59 basis point decrease in the weighted average yield earned when compared to the same period in 2008. The Company began investing in FDIC insured certificates of deposit during the quarter ended March 31, 2008 due to relatively attractive yields in this investment sector. The certificates range in maturity terms from five to twenty-four months.

Interest on net loans receivable decreased $84 thousand or 8.3% and $9 thousand or 0.4% for the three and six months ended December 31, 2009, respectively, when compared to the same periods in 2008. The decrease for the three months ended December 31, 2009 was primarily attributable to a decrease of 63 basis points in the weighted average yield earned on net loans receivable for the three months ended December 31, 2009, when compared to the same period in 2008, which was partially offset by a $602 thousand increase in the average balance of net loans receivable outstanding, when compared to the same period in 2008. The decrease for the six months ended December 31, 2009 was primarily attributable to a 9 basis point decrease in the weighted average yield earned on net loans receivable for the six months ended December 31, 2009, when compared to the same period in 2008, which was partially offset by a $459 thousand increase in the average balance of net loans receivable outstanding when compared to the same period in 2008. The increase in the average loan balance outstanding for the three and six months ended December 31, 2009 was attributable in part to increased levels of new loan originations among residential construction and commercial real estate loan products. The Company has limited its portfolio origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

Interest Expense. Interest expense on deposits and escrows decreased $277 thousand or 46.7% and $607 thousand or 46.7% for the three and six months ended December 31, 2009, respectively, when compared to the same periods in 2008. The decrease in interest expense on deposits for the three months ended December 31, 2009 was primarily attributable to a 107 basis point decrease in the weighted average rate paid on time deposits, a 82 basis point decrease in the weighted average rate paid on money market accounts, a $6.4 million decrease in the average balance of time deposits, and a 36 basis point decrease in the weighted average yield paid on savings accounts when compared to the same period in 2008. The decrease for the six months ended December 31, 2009, was primarily attributable to a 118 basis point decrease in the weighted average rate paid on time deposits, a 100 basis point decrease in the weighted average rate paid on money market accounts, a $3.3 million decrease in the average balance of time deposits, and a 31 basis point decrease in the weighted average yield paid on savings accounts, when compared to the same period in 2008. The decrease in average yields of time deposits, money markets and savings accounts reflects lower market rates for the three and six months ended December 31, 2009 while the change in average balances for time deposits may be in response to increased liquidity preferences by depositors in response to unsettled financial markets.

Interest paid on FHLB advances decreased $193 thousand or 9.7% and $346 thousand or 8.8% for the three and six months ended December 31, 2009, respectively, when compared to the same periods in 2008. The decrease for the three months ended December 31, 2009 was attributable to a $5.5 million decrease in the average balance of FHLB long-term advances, a $54.5 million decrease in the average balance of FHLB short-term advances and a 60 basis point decrease in the weighted average rate paid on FHLB short-term advances when compared to the same period in 2008. The decrease for the six months ended December 31, 2009, was primarily attributable to a $5.5 million decrease in the average balance of FHLB long-term advances, a $35.6 million decrease in the average balance of FHLB short-term advances and a 86 basis point decrease in the weighted average rate paid on FHLB short-term advances when compared to the same period in 2008. The decreases in the average balances of FHLB long-term borrowings was due to the maturity of FHLB long-term borrowings. The decreases in the average balances of FHLB short-term advances was primarily attributable to more favorable short-term borrowing rates offered by the Federal Reserve Bank. The decrease in rates paid on FHLB short-term advances reflects lower short-term market interest rates.

Interest paid on FRB short-term borrowings decreased $20 thousand or 30.8% and $65 thousand or 43.3% for the three and six months ended December 31, 2009, respectively, when compared to the same period in 2008. The decrease for the three months ended December 31, 2009 was attributable to a 29 basis point decrease in the weighted average rate paid on FRB short-term borrowings, which was partially offset by a $23.4 million increase in the average balances of FRB short-term borrowings. The decrease for the six months ended December 31, 2009 was primarily attributable to a 70 basis point decrease in the weighted average rate paid on FRB short-term borrowings which was partially offset by a $36.2 million increase in the average balances of FRB short-term borrowings. The decrease in rates paid reflect lower short-term market interest rates, while the increase in average balances of FRB short-term borrowings is attributable to more favorable short-term borrowing rates offered by the Federal Reserve Bank.

Interest paid on other short-term borrowings decreased $1 thousand or 33.3% and $295 thousand or 98.7% for the three and six months ended December 31, 2009, respectively, when compared to the same periods in 2008. The decrease for the three months ended December 31, 2009 was primarily attributable to a $2.2 million decrease in average balances of other short-term borrowings which was partially offset by a 9 point increase in rates paid on other short-term borrowings during the period. The decrease for the six months ended December 31, 2009 was primarily attributable to a $26.9 million decrease in the average balance of other short-term borrowings and a 166 basis point decrease in the weighted average rate paid on other short-term borrowings during the period. The decrease in rates paid reflect lower short-term market interest rates while the decrease in average balances of other short-term borrowings is attributable to more favorable short-term borrowing rates offered by the Federal Reserve Bank (FRB).

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

The Company recorded a recovery for loan losses of $9 thousand and $6 thousand for the three and six months ended December 31, 2009, respectively, compared to a provision for loan losses of $27 thousand and $21 thousand for the same periods in 2008. At December 31, 2009, the Company’s total allowance for loan losses amounted to $650 thousand or 1.1% of the Company’s total loan portfolio, as compared to $662 thousand or 1.1% at June 30, 2009.

Non-Interest Income. Non-interest income decreased by $23 thousand or 14.7% and $37 thousand or 11.5% for the three and six months ended December 31, 2009, respectively, when compared to the same periods in 2008. The decrease for both periods was primarily attributable to decreases in service fee income on deposit accounts and decreases in ATM fee income.

Non-Interest Expense. Non-interest expense decreased $36 thousand or 3.7% and $101 thousand or 5.2% for the three and six months ended December 31, 2009, respectively, when compared to the same periods in 2008. The decrease for the three months ended December 31, 2009 was principally attributable to a $75 thousand decrease in employee related expenses, a $20 thousand decrease in legal expenses, a $9 thousand decrease in ATM network expense, a $9 thousand decrease in charitable contributions eligible for PA tax credits and a $8 thousand decrease in advertising, which were partially offset by a $67 thousand increase in Federal Deposit Insurance expense and a $25 thousand increase in provisions for losses on off-balance sheet commitments when compared to the same period in 2008. The decrease for the six months ended December 31, 2009 was primarily attributable to $109 thousand decrease in charitable contributions eligible for PA tax credits, a $95 thousand decrease in employee related expenses, and a $24 thousand decrease in ATM network expenses, which were partially offset by a $139 thousand increase in Federal Deposit Insurance expense.

Income Tax Expense. Income tax expense decreased $500 thousand or 99.8% and $737 thousand or 92.9% for the three and six months ended December 31, 2009, when compared to the same periods in 2008. The decrease for the three months ended December 31, 2009 was primarily due to lower levels of taxable income and charitable contributions made during the quarter which were eligible for PA tax credits when compared to the same period in 2008. The decrease for the six months ended December 31, 2009 was primarily attributable to lower levels of taxable income when compared to the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities totaled $469 thousand during the six months ended December 31, 2009. Net cash used for operating activities was primarily comprised of a $1.2 million prepayment of Federal Deposit Insurance, and a $88 thousand decrease in accrued interest payable, which were partially offset by $618 thousand in amortization of discounts, premiums and deferred loan fees, $304 thousand of net income, a $60 thousand increase in accrued and deferred taxes, and $50 thousand of depreciation on fixed assets.

Funds provided by investing activities totaled $10.6 million during the six months ended December 31, 2009. Primary sources of funds during the six months ended December 31, 2009, included maturities, sales and repayments of investment securities, mortgage-backed securities and certificates of deposit totaling $36.6 million, $32.2 million and $20.2 million, respectively, which were partially offset by purchases of investments, certificates of deposit and mortgage-backed securities totaling $58.5 million, $9.7 million and $8.2 million, respectively.

Funds used for financing activities totaled $28.9 million for the six months ended December 31, 2009. The primary uses included a $31.4 million decrease in short-term FRB borrowings, a $1.8 million decrease in deposits, $662 thousand in cash dividends paid on the Company’s common stock, and $63 thousand in treasury stock purchases, which were partially offset by a $5.0 million increase in FHLB short-term advances. The decrease in FRB short-term borrowings reflects paydowns on the borrowings through cash flows and cash available at June 30, 2009. The $1.8 million decrease in total deposits consisted of a $4.0 million decrease in time deposits, a $1.1 million decrease in money market accounts, and a $261 thousand decrease in mortgage escrow accounts, which were partially offset by a $2.3 million increase in demand deposits, and a $1.3 million increase in passbook accounts. The increase in demand deposits may be attributable to social security payments for January 2010 being paid by the Social Security Administration on December 31, 2009. The changes in passbook savings, money market accounts and certificates of deposit may reflect lower market rates on certificates and a shift in consumer preferences to more liquid savings options. The decreases in escrow accounts were due primarily to the payments of local property taxes by and for customers. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB and FRB advances and other borrowings. At December 31, 2009, total approved loan commitments outstanding amounted to approximately $565 thousand. At the same date, commitments under unused lines of credit amounted to $4.8 million and the unadvanced portion of construction loans approximated $9.2 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2009 totaled $42.2 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

On January 26, 2010, the Company’s Board of Directors declared a cash dividend of $0.16 per share payable February 25, 2010, to shareholders of record at the close of business on February 15, 2010. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of December 31, 2009, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $30.7 million or 12.8% and $31.4 million or 13.1%, respectively, of total risk-weighted assets, and Tier I leverage capital of $30.7 million or 8.04% of average quarterly assets.

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

The Company’s nonperforming assets at December 31, 2009 totaled approximately $1.6 million or 0.4% of total assets as compared to $953 thousand or 0.2% of total assets at June 30, 2009. Nonperforming assets at December 31, 2009 consisted of: six single-family real estate loans totaling $1.3 million, one home equity line of credit totaling $300 thousand and one home equity loan totaling $54 thousand. These loans are in various stages of collection activity.

The $667 thousand increase in nonperforming assets during the six months ended December 31, 2009 was attributable to the classification to non-performing of: three single family real estate loans totaling $861 thousand, one home equity line of credit totaling $300 thousand and one home equity loan totaling $54 thousand, which were partially offset by the reclassification of; one multi-family real estate loan totaling $465 thousand, one single family real estate loan totaling $55 thousand and one home equity loan totaling $21 thousand, (all of which paid current in the period) to performing, the charge-off of one commercial loan totaling $6 thousand, and paydowns on non-performing loans of $1 thousand.

At June 30, 2009, the Company had one previously restructured commercial real estate loan to a retirement village located in the North Hills totaling $972 thousand. At June 30, 2009, the loan was reclassified as performing, and was paid off in full in July 2009.

At June 30, 2009, the Company had one previously restructured loan secured by undeveloped land totaling $304 thousand and one previously restructured unsecured loan totaling $5 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, the Company had recorded interest payments received on a cost recovery basis until June 30, 2006 and then began recording interest income. During the quarter ended December 31, 2009, the secured claim approved by the Bankruptcy Court was refinanced by the Savings Bank at prevailing market rates and terms.

During the six months ended December 31, 2009, approximately $42 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the six months ended December 31, 2009. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

During the quarter ended December 31, 2009, intermediate and long-term market interest rates trended higher. Reinvestment yields on floating rate mortgage-backed securities were also higher. Both the Treasury and MBS markets were impacted by historically high purchases by the Federal Reserve. In response to these market conditions, the Company began to purchase more U.S. Government agency callable bonds and U.S. Government agency floating rate CMO’s. The Company also continued to purchase investment grade corporate bonds with maturities generally within 14 to 31 months.

The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and continued high levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment and mortgage-backed securities portfolios for the six months ended December 31, 2009, totaled $9.9 million, $36.6 million and $32.2 million, respectively. Due to a rise of global interest rates and Treasury yields, and the attractive spreads available on investment grade corporate bonds, the Company continued to rebalance its investment portfolio by using proceeds from calls of U.S. Government agency bonds, repayments on its mortgage-backed securities and maturities of bank certificates of deposit to invest in callable U.S. Government agency bonds, investment grade corporate obligations and floating rate U.S. Government agency CMO’s. The Company reinvested back into callable U.S. Government agency bonds with step-up and fixed to floating coupons and maturities generally within fifteen years. This strategy has allowed the Company to improve its liquidity posture while managing overall interest rate risk.

Due to the term structure of market interest rates, continued weakness in the economy, an excess supply of existing homes available for sale, and lower levels of housing starts, the Company continued to reduce its portfolio originations of long-term fixed rate mortgages while continuing to offer such loans on a correspondent basis. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank’s market area. We expect that the housing market likely will continue to be weak throughout fiscal 2010. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term residential construction loans, to partially increase interest income while limiting interest rate risk. The Company continues to offer higher yielding home equity and small business loans to existing customers and seasoned prospective customers.

The Company continued to purchase short and intermediate-term investment grade corporate bonds and began to purchase callable U.S. Government agency bonds with step-up and fixed to floating coupons to earn a favorable financing spread and to provide higher levels of liquidity due to turmoil in the current interest rate environment. To a lesser extent, the Company continued to purchase FDIC insured bank certificates of deposit in order to earn a spread against the Company’s various borrowings while limiting interest rate risk within the portfolio. Each of the aforementioned strategies also helped to better match the interest-rate and liquidity risks associated with the Savings Bank’s customers’ liquidity preference for shorter term money market and time deposit products.

During the six months ended December 31, 2009, principal investment purchases were comprised of: fixed-rate investment grade corporate bonds - $33.7 million with a weighted average yield of 2.57%; U.S. Government agency step-up bonds with an initial lock-out period of 6 months - $15.0 million with a weighted average yield to call of approximately 3.52%; FDIC bank insured certificates of deposit - $9.6 million with a weighted average yield of 1.90%; U.S. Government agency floating rate CMO’s - $8.1 million with an original average rate of 1.54%; floating rate investment grade foreign bonds - $4.7 million with a weighted average yield of 2.19%; floating rate U.S. Government agency bonds with an initial lock-out period of 3 months - $2.0 million with a weighted average yield to call of 2.65%; short-term taxable municipal obligations - $1.0 million with a weighted average yield of 1.22%; floating rate investment grade corporate bonds - $954 thousand with a weighted average yield of 2.61%; callable fixed to floating rate U.S. Government agency bonds with initial lock out periods of 7 – 8 months - $760 thousand with a weighted average yield to call of 2.90%; and fixed rate investment grade foreign bonds - $418 thousand with a weighted average yield of 2.38%. Major investment proceeds received during six months ended December 31, 2009 were: callable U.S. Government agency bonds - $21.8 million with a weighted average yield of approximately 3.73%; investment grade corporate bonds - $9.7 million with a weighted average yield of approximately 3.73%; tax-free municipal bonds - $1.0 million with a weighted average taxable equivalent yield of approximately 6.38%; investment grade foreign bonds - $3.0 million with a weighted average yield of approximately 3.37%; investment grade corporate utility first mortgage bonds - $406 thousand with a weighted average yield of 5.84%. The Company also had $20.2 million in FDIC insured bank certificates of deposit redeemed with a weighted average yield of approximately 3.53%.

As of December 31, 2009, the implementation of these asset and liability management initiatives resulted in the following:

1)	$150.2 million or 50.5% of the Company’s investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMO”) that reprice on a monthly basis;

2)	$99.9 million or 33.6% of the Company’s investment portfolio consisted of investment grade fixed rate corporate bonds with maturities as follows: 1 – 6 months - $6.5 million; 6 – 12 months - $6.7 million; 1 – 3 years - $60.6 million; 3 – 5 years- $19.5 million; and over 5 years - $6.6 million.

3)	$11.3 million or 3.8% of the Company’s investment portfolio was comprised of fixed-rate callable U.S. Government Agency bonds which are callable as follows: 3 months or less - $4.0 million; 3 – 6 months - $2.6 million; 6 – 12 months - $2.1 million; and 1 – 3 years - $2.6 million; These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates.

4)	$8.3 million or 2.8% of the Company’s investment portfolio consisted of investment grade floating rate corporate bonds which reprice quarterly and will mature within 1 to 25 months;

5)	$15.0 million or 5.0% of the Company’s investment portfolio was comprised of callable U.S. Government agency step-up bonds which are callable within 2 – 6 months;

6)	$2.0 million or 0.7% of the Company’s investment portfolio consisted of callable U.S. Government agency fixed-to-floating rate bonds which are callable within 3 months;

7)	$14.2 million or 3.6% of the Company’s total assets consisted of FDIC insured bank certificates of deposit with remaining maturities ranging from 1 to 30 months;

8)	An aggregate of $35.2 million or 58.6% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months; and

9)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less - $82.4 million or 38.8%; 3 – 6 months - $20.6 million or 9.7%; 6 – 12 months - $60.0 million or 28.2%; 1 – 3 years - $32.0 million or 15.1%; 3 – 5 years - $5.0 million or 2.3%; and over 5 years - $12.5 million or 5.9%.

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

	December 31,	June 30,
	2009	2009	2008
	(Dollars in Thousands)

Interest-earning assets maturing or repricing within one year	$249,040	$326,316	$377,916
Interest-bearing liabilities maturing or repricing within one year	255,065	228,295	207,133

Interest sensitivity gap	$(6,025)	$98,021	$170,783

Interest sensitivity gap as a percentage of total assets	(1.54)%	23.37%	40.36%
Ratio of assets to liabilities maturing or repricing within one year	97.64%	142.94%	182.45%

During the six months ended December 31, 2009, the Company managed its one year interest sensitivity gap by: (1) reducing a portion of its short-term borrowings; (2) adjusting its investment portfolio to include investment grade fixed and floating rate corporate bonds; (3) investing in callable U.S. Government agency fixed to floating rate and step-up bonds; (4) investing in shorter-term FDIC insured bank certificates of deposit; (5) emphasizing loans with shorter-terms or repricing frequencies, and (6) limiting the portfolio origination of long-term fixed rate mortgages.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at December 31, 2009. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cummulative Gap ($’s)	$67,674	$32,992	$(22,672)	$(9,797)	$9,033	$31,361	$29,448
% of Total Assets	17.3%	8.4%	-5.8%	-2.5%	2.3%	8.0%	7.5%
Base Case Up 100 bp
Cummulative Gap ($’s)	$71,159	$36,866	$(16,205)	$1,023	$20,138	$42,989	$29,448
% of Total Assets	18.2%	9.4%	-4.1%	0.3%	5.1%	11.0%	7.5%
Base Case No Change
Cummulative Gap ($’s)	$77,077	$45,067	$(6,025)	$11,212	$40,680	$52,720	$29,448
% of Total Assets	19.7%	11.5%	-1.5%	2.9%	10.4%	13.5%	7.5%
Base Case Down 100 bp
Cummulative Gap ($’s)	$80,717	$50,029	$(483)	$26,737	$47,848	$55,931	$29,448
% of Total Assets	20.6%	12.8%	-0.1%	6.8%	12.2%	14.3%	7.5%
Base Case Down 200 bp
Cummulative Gap ($’s)	$80,838	$50,257	$9,893	$29,220	$48,292	$56,175	$29,448
% of Total Assets	20.6%	12.8%	2.5%	7.5%	12.3%	14.3%	7.5%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2009. This analysis was done assuming that the interest-earning assets will average approximately $401 million and $400 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at December 31, 2009. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	December 31, 2010					December 31, 2009
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-33.2%	-17.6%	—	8.4%	16.1%	-24.8%	-14.4%	—	17.0%	33.0%
Return on average equity	7.38%	10.54%	13.84%	15.31%	16.46%	1.93%	3.16%	4.84%	6.88%	8.66%
Return on average assets	0.57%	0.81%	1.09%	1.23%	1.33%	0.14%	0.24%	0.36%	0.52%	0.65%
Market value of equity (in thousands)						$26,920	$26,224	$25,756	$25,872	$23,376

The Company’s six months earnings were adversely impacted by low market interest rates as opposed to loan write-offs. This period of low interest rates is expected to continue throughout most of fiscal 2010. During the first six months of fiscal 2010, we better positioned our balance sheet and franchise by reducing overall leverage, avoiding low yielding assets, selectively pursuing seasoned new construction builders and increasing our Tier l leverage ratio to 8.04%.

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

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2009.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$3,772
6.79%

Adjustable rate	$5,446
4.78%

Undisbursed lines of credit
Adjustable rate	$4,790
3.70%

Unfunded security commitments
Fixed rate	$964
3.87%

Loan origination commitments
Fixed rate	$565
6.60%

Letters of credit
Adjustable rate	$502
4.25%

$16,039

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2009, the Savings Bank had two performance standby letters of credit outstanding totaling approximately $214 thousand and two financial letters of credit totaling $288 thousand. All performance letters of credit are secured by developed property while the financial letters of credit are secured by certificates of deposit. All of the letters of credit will mature within twelve months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934).

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

(b)	No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

On October 16, 2009 Judge McVerry denied the Plantiff’s Motion for Reconsideration.

On November 4, 2009 the Plaintiff provided a Notice of Appeal to the United States Court of Appeals for the Third Circuit appealing Judge McVerry’s orders of September 3 and October 16, 2009.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended December 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs [2]
10/01/09 – 10/31/09	0	—	0	53,900
11/01/09 – 11/30/09	0	—	0	53,900
12/01/09 – 12/31/09	4,420	$14.23	4,420	49,480
Total	4,420	$14.23	4,420	49,480

(1)	All shares indicated were purchased under the Company’s Tenth Stock Repurchase Program.
(2)	Tenth Stock Repurchase Program

(a)	Announced January 29, 2009.

(b)	106,000 common shares approved for repurchase.

(c)	No fixed date of expiration.

(d)	This program has not expired and has 49,480 shares remaining to be repurchased at December 31, 2009.

(e)	Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The results of the stockholders vote at the 2009 Annual Meeting of stockholders held on October 27, 2009 were previously reported.

ITEM 5.	Other Information

(a)	Not applicable.

(b)	Not applicable.

ITEM 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

February 10, 2010	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

February 10, 2010	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)