Form 10-Q
period 2010-03-31
WVS FINANCIAL CORP
filed 2010-05-14
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Shares outstanding as of May 11, 2010: 2,061,245 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	March 31, 2010	June 30, 2009
Assets
Cash and due from banks	$395	$522
Interest-earning demand deposits	12,570	21,306

Total cash and cash equivalents	12,965	21,828
Certificates of deposit	9,302	24,719
Trading assets	—	—
Investment securities available-for-sale (amortized cost of $0 and $500)	—	493
Investment securities held-to-maturity (market value of $144,372 and $124,366)	140,515	123,128
Mortgage-backed securities available-for-sale (amortized cost of $2,030 and $2,062)	2,193	2,075
Mortgage-backed securities held-to-maturity (market value of $131,988 and $166,695)	137,101	174,129
Net loans receivable (allowance for loan losses of $646 and $662)	58,817	58,148
Accrued interest receivable	2,107	2,347
Federal Home Loan Bank stock, at cost	10,875	10,875
Premises and equipment	696	692
Other assets	2,617	1,000

TOTAL ASSETS	$377,188	$419,434

Liabilities and Stockholders’ Equity
Liabilities:
Savings Deposits:
Non-interest-bearing accounts	$13,282	$13,095
NOW accounts	18,385	17,743
Savings accounts	34,656	32,686
Money market accounts	23,729	24,485
Certificates of deposit	59,842	57,465
Advance payments by borrowers for taxes and insurance	607	841

Total savings deposits	150,501	146,315
Federal Home Loan Bank advances: long-term	130,079	130,079
Federal Home Loan Bank advances: short-term	10,000	—
Federal Reserve Bank short-term borrowings	54,900	108,800
Other short-term borrowings	—	—
Accrued interest payable	949	1,151
Other liabilities	1,645	1,966

TOTAL LIABILITIES	348,074	388,311

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none outstanding	—	—
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued	38	38
Additional paid-in capital	21,409	21,392
Treasury stock: 1,744,391 and 1,735,551 shares at cost, respectively	(26,655)	(26,531)
Retained earnings, substantially restricted	35,606	36,220
Accumulated other comprehensive (loss) income	(1,284)	4

TOTAL STOCKHOLDERS’ EQUITY	29,114	31,123

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$377,188	$419,434

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans	$969	$989	$2,996	$3,026
Investment securities	1,436	1,676	4,260	5,165
Mortgage-backed securities	507	1,018	1,618	4,997
Certificates of deposit	52	261	364	499
Interest-earning demand deposits	1	—	3	1
Federal Home Loan Bank stock	—	—	—	137

Total interest and dividend income	2,965	3,944	9,241	13,825

INTEREST EXPENSE:
Deposits	260	458	952	1,757
Federal Home Loan Bank advances	1,761	1,815	5,353	5,754
Federal Reserve Bank short-term borrowings	51	82	136	232
Other short-term borrowings	2	12	6	311

Total interest expense	2,074	2,367	6,447	8,054

NET INTEREST INCOME	891	1,577	2,794	5,771
PROVISION (RECOVERY) FOR LOAN LOSSES	(4)	14	(10)	35

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	895	1,563	2,804	5,736

NON-INTEREST INCOME:
Service charges on deposits	63	70	209	243
Gains on trading assets	9	—	10	—
Investment securities gains	—	—	1	—
Other than temporary impairment losses	(2,202)	—	(2,202)	—
Portion of loss recognized in other comprehensive income (OCI) (before taxes)	2,107	—	2,107	—

Net impairment loss recognized in earnings	(95)	—	(95)	—
Other	62	71	200	221

Total non-interest income	39	141	325	464

NON-INTEREST EXPENSE:
Salaries and employee benefits	492	496	1,466	1,564
Occupancy and equipment	88	88	241	252
Data processing	61	62	181	187
Correspondent bank service charges	22	27	68	73
Deposit insurance premium	82	6	234	19
Other	135	153	525	670

Total non-interest expense	880	832	2,715	2,765

INCOME BEFORE INCOME TAXES (BENEFIT)	54	872	414	3,435
INCOME TAXES (BENEFIT)	(20)	290	36	1,084

NET INCOME	$74	$582	$378	$2,351

EARNINGS PER SHARE:
Basic	$0.04	$0.28	$0.18	$1.09
Diluted	$0.04	$0.28	$0.18	$1.09

AVERAGE SHARES OUTSTANDING:
Basic	2,065,027	2,106,399	2,068,036	2,152,819
Diluted	2,065,027	2,106,399	2,068,036	2,152,825

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (loss)	Total
Balance at June 30, 2009	$38	$21,392	$(26,531)	$36,220	$4	$31,123

Comprehensive loss:

Net Income				378		378
Other comprehensive income:
Non-credit unrealized holding losses on securities with OTTI, net of income tax effect of ($ 716)					(1,391)	(1,391)
Change in unrealized holding losses on securities, net of income tax effect of $ 53					103	103

Comprehensive loss						(910)

Purchase of 8,840 shares of treasury stock			(124)			(124)

Expense of stock options awarded		17				17

Cash dividends declared ($0.48 per share)				(992)		(992)

Balance at March 31, 2010	$38	$21,409	$(26,655)	$35,606	$(1,284)	$29,114

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES

Net income	$378	$2,351
Adjustments to reconcile net income to cash provided by operating activities:
(Recovery) provision for loan losses	(10)	35
Net impairment loss recognized in earnings	95	—
Depreciation	76	78
Investment securities gains	(1)	—
Amortization of discounts, premiums and deferred loan fees	1,099	(337)
Accretion of discounts – commercial paper	—	(353)
Trading gains	(10)	—
Purchase of trading securities	(1,954)	—
Proceeds from sale of trading securities	1,964	—
(Increase) decrease in accrued and deferred taxes	(673)	433
Decrease (increase) in accrued interest receivable	240	(447)
Decrease in accrued interest payable	(202)	(358)
Increase (decrease) in deferred director compensation payable	9	(798)
Increase in prepaid federal deposit insurance	(958)	—
Other, net	633	(61)

Net cash provided by operating activities	686	543

INVESTING ACTIVITIES

Available-for-sale:
Proceeds from repayments of investments and mortgage-backed securities	31	7,531
Proceeds from sales of investments	501	—
Held-to-maturity:
Purchases of investment securities	(75,393)	(173,270)
Purchases of mortgage-backed securities	(15,451)	—
Proceeds from repayments of investments	56,941	155,665
Proceeds from repayments of mortgage-backed securities	50,321	14,457
Purchases of certificates of deposit	(9,755)	(27,111)
Maturities/redemptions of certificates of deposit	25,159	8,948
Increase in net loans receivable	(725)	(2,534)
Purchase of Federal Home Loan Bank stock	—	(13,242)
Redemption of Federal Home Loan Bank stock	—	9,298
Acquisition of premises and equipment	(80)	(28)

Net cash provided by (used for) investing activities	31,549	(20,286)

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2010	2009
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	1,775	2,121
Net increase (decrease) in certificates of deposit	2,377	(5,453)
Proceeds from Federal Home Loan Bank long-term advances	—	—
Repayments of Federal Home Loan Bank long-term advances	—	(5,500)
Net increase in FHLB short-term advances	10,000	—
Net (decrease) increase in Federal Reserve Bank short-term borrowings	(53,900)	47,100
Net decrease in other short-term borrowings	—	(15,100)
Net decrease in advance payments by borrowers for taxes and insurance	(234)	(239)
Cash dividends paid	(992)	(1,037)
Funds used for purchase of treasury stock	(124)	(2,378)

Net cash (used for) provided by financing activities	(41,098)	19,514

Decrease in cash and cash equivalents	(8,863)	(229)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	21,828	1,826

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$12,965	$1,597

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$6,649	$8,412
Income taxes	$38	$631

Non-cash items:
Due to Federal Reserve Bank	$557	$1,093
Educational Improvement Tax Credit	$32	$135

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 – Generally Accepted Accounting Principles – FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

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

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments – Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

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

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 30, 2008, the FASB issued new authoritative accounting guidance under ASC Topic 715, Compensation – Retirement Benefits, which provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This guidance is effective fiscal year ending after December 15, 2009. The new authoritative accounting guidance under ASC Topic 715 became effective for the Company’s financial statements for the year-ended June 30, 2010. The adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial position.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The Company has presented the necessary disclosures in the Note 8 herein.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

selections of discount rate used for measuring defined benefit obligation. ASU 2010-04 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Weighted average common shares outstanding	3,805,636	3,805,636	3,805,636	3,805,636

Average treasury stock shares	(1,740,609)	(1,699,237)	(1,737,600)	(1,652,817)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,065,027	2,106,399	2,068,036	2,152,819

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	6

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,065,027	2,106,399	2,068,036	2,152,825

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At March 31, 2010, there were 125,127 options outstanding with an average exercise price of $16.20 which were anti-dilutive for the three and nine month periods. At March 31, 2009 there were 115,127 options outstanding with an average exercise price of $16.20 which were anti-dilutive for the three month period. At March 31, 2009, there were 608 options outstanding with an average exercise price of $15.77 which were included in the computation of diluted earnings per share for the nine month period and 114,519 options outstanding with an average exercise price of $16.20 which were anti-dilutive for the nine month period.

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

During the nine month periods ended March 31, 2010 and 2009, the Company recorded $17 thousand and $8 thousand, respectively, in compensation expense related to our share-based compensation awards. As of March 31, 2010, there was approximately $78 thousand of unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009. That cost is expected to be recognized over the next five years.

In accordance with GAAP, the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as financing cash flows.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company had 98,535 non-vested stock options outstanding at March 31, 2010, and 114,519 unvested stock options outstanding at March 31, 2009. During the nine months ended March 31, 2010 and 2009, the Company issued 0 and 114,519 options, respectively. The weighted-average fair value of each stock option granted in the nine months ended March 31, 2009 was $0.86.

5. COMPREHENSIVE INCOME

Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010		2009		2010		2009
	(Dollars in Thousands)

Net income		$74		$582		$378		$2,351
Other comprehensive loss:
Unrealized gains (losses) on available for sale securities without OTTI	$167		$(15)		$157		$(67)
Unrealized losses on securities with OTTI – Held to maturity	(2,202)		—		(2,202)		—
Less: Reclassification adjustment for loss included in net income	(95)		—		(94)		—

Other comprehensive loss before tax		(1,940)		(15)		(1,951)		(67)
Income tax benefit related to other comprehensive loss		(660)		(5)		(663)		(23)

Other comprehensive loss net of tax		(1,280)		(10)		(1,288)		(44)

Comprehensive (loss) income		$(1,206)		$572		$(910)		$2,307

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
March 31, 2010
HELD TO MATURITY
U.S. government agency securities	$35,663	$342	$(29)	$35,976
Corporate debt securities	89,150	2,884	(3)	92,031
Foreign debt securities (1)	9,761	417	—	10,178
Obligations of states and political subdivisions	5,941	246	—	6,187

Total	$140,515	$3,889	$(32)	$144,372

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)

June 30, 2009
AVAILABLE FOR SALE
Equity securities	$500	$—	$(7)	$493

Total	$500	$—	$(7)	$493

HELD TO MATURITY
U.S. government agency securities	$32,937	$387	$(74)	$33,250
Corporate debt securities	74,065	783	(193)	74,655
Foreign debt securities (1)	8,168	36	(29)	8,175
Obligations of states and political subdivisions	7,958	328	—	8,286

Total	$123,128	$1,534	$(296)	$124,366

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

During the nine months ended March 31, 2010, and March 31, 2009, realized investment securities gains totaled $1 thousand and $0, respectively. Proceeds from sales of investments for the months ended March 31, 2010 and March 31, 2009, were $501 thousand and $0, respectively.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair values of debt securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
HELD TO MATURITY
Amortized cost	$43,089	$53,348	$10,615	$33,463	$140,515
Fair value	43,497	55,816	11,098	33,961	144,372

Investment securities with amortized costs of $84,879 and $118,593 and fair values of $84,981 and $119,817 at March 31, 2010 and June 30, 2009, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.

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

At March 31, 2010, the Company’s Agency CMO’s totaled $90.2 million as compared to $117.1 million at June 30, 2009. The Company’s private-label CMO’s totaled $46.9 million at March 31, 2010 as compared to $57.0 million at June 30, 2009. The $37.0 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency CMO’s totaling $42.4 million which were partially offset by purchases of Agency CMO’s, which totaled $15.4 million, $7.9 million in repayments on our private-label CMO’s, and a $2.1 million carrying value adjustment on one private label CMO with other-than-temporary impairment. During the nine months ended March 31, 2010, the Company received principal payments totaling $7.9 million on its private-label CMO’s. At March 31, 2010, approximately $137.1 million or 98.5% (book value) of the Company’s MBS portfolio, including CMO’s were comprised of adjustable or floating rate investments, as compared to $174.1 million or 98.8% at June 30, 2009. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of March 31, 2010. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

Cusip #	Security Description	At March 31, 2010
		Rating			Book Value (in thousands)	Fair Value (in thousands)
		S&P	Moody’s	Fitch
05949AN63	BOAMS 2005-1 1A7	N/A	A2	AAA	$2,804	$2,511
36242DE25	GSR 2005-3F 1A11	N/A	A1	AA	3,250	3,054
05949A2H2	BOAMS 2005-3 1A6	N/A	Baa1	AA	930	869
05949A2H2	BOAMS 2005-3 1A6	N/A	Baa1	AA	1,185	1,108
225458JZ2	CSFB 05-3 3A4	AAA-	N/A	AAA	6,781	6,631
225458KE7	CSFB 2005-3 3A9	AAA-	N/A	AAA	431	420
225458KE7	CSFB 2005-3 3A9	AAA-	N/A	AAA	1,302	1,269
12669G3A7	CWHL 2005 16 A8	NR	Ba2	A	1,264	1,057
12669G3A7	CWHL 2005 16 A8	NR	Ba2	A	2,299	1,922
12669G3A7	CWHL 2005 16 A8	NR	Ba2	A	3,148	2,632
12669G3A7	CWHL 2005 16 A8	NR	Ba2	A	3,448	2,883
126694CP1	CWHL SER 21 A11	N/A	Baa3	B	5,341	5,341
126694KF4	CWHL SER 24 A15	B-	N/A	B	2,060	1,619
126694KF4	CWHL SER 24 A15	B-	N/A	B	4,118	3,237
16162WLW7	CHASE SER S2 A10	N/A	Baa1	BBB	3,012	2,629
16162WLW7	CHASE SER S2 A10	N/A	Baa1	BBB	4,217	3,681
126694MP0	CWHL SER 26 1A5	CCC	N/A	B	1,330	1,010

					$46,920	$41,873

The Company retained an independent third party to assist it in the determination of a fair value for each of its private-label CMO’s. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMO’s and there can be no assurance that any secondary market for private-label CMO’s will develop. We believe that the private-label CMO portfolio had one Other Than Temporary Impairment at March 31, 2010.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The amortized cost and fair values of mortgage-backed securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
March 31, 2010
AVAILABLE FOR SALE

Government National Mortgage Association certificates	$2,030	$163	$—	$2,193

Total	$2,030	$163	$—	$2,193

HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$90,181	$249	$(315)	$90,115
Other	46,920	—	(5,047)	41,873

Total	$137,101	$249	$(5,362)	$131,988

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2009
AVAILABLE FOR SALE

Government National Mortgage Association certificates	$2,062	$13	$—	$2,075

Total	$2,062	$13	$—	$2,075

HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$117,133	$72	$(1,298)	$115,907
Other	56,996	—	(6,208)	50,788

Total	$174,129	$72	$(7,506)	$166,695

The amortized cost and fair value of mortgage-backed securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)

AVAILABLE FOR SALE
Amortized cost	$—	$—	$—	$2,030	$2,030
Fair value	—	—	—	2,193	2,193

HELD TO MATURITY
Amortized cost	$—	$—	$—	$137,101	$137,101
Fair value	—	—	—	131,988	131,988

At March 31, 2010 and June 30, 2009, mortgage-backed securities with an amortized cost of $99.1 million and $132.8 million and fair values of $97.2 million and $130.3 million, were pledged to secure borrowings with the Federal Home Loan Bank.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2010 and June 30, 2009.

	March 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)

U.S. government agencies securities	$5,368	$(15)	$2,436	$(14)	$7,804	$(29)
Corporate debt securities	1,869	(3)	—	—	1,869	(3)
Collateralized mortgage obligations:
Agency	13,107	(93)	47,025	(222)	60,042	(315)
Other	—	—	36,562	(5,047)	36,562	(5,047)

Total	$14,976	$(111)	$86,023	$(5,283)	$106,277	$(5,394)

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	June 30, 2009
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)

U.S. government agencies securities	$2,447	$(74)	$—	$—	$2,447	$(74)
Corporate debt securities	20,893	(193)	—	—	20,893	(193)
Foreign debt securities (1)	1,977	(29)	—	—	1,977	(29)
Equity securities	—	—	493	(7)	493	(7)
Collateralized mortgage obligations:
Agency	40,693	(490)	66,078	(808)	106,771	(1,298)
Other	—	—	50,788	(6,208)	50,788	(6,208)

Total	$66,010	$(786)	$117,359	$(7,023)	$183,369	$(7,809)

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

In accordance with GAAP, revisions were made to the recognition and reporting requirements for Other-Than-Temporary-Impairments (“OTTI”) of debt securities classified as available-for-sale and held-to-maturity.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for OTTI on a quarterly basis. In doing so, the Company considers many factors including, but not limited to: the credit ratings assigned to the securities by the Nationally Recognized Statistical Rating Organizations (NRSROs); other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the length of time and extent that fair value has been less than amortized cost; and whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. In the case of its private label residential MBS, the Company also considers prepayment speeds, the historical and projected performance of the underlying loans and the credit support provided by the subordinate securities. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors.

The following table presents a roll-forward of the credit loss component of the amortized cost of mortgage-backed securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. The beginning balance represents the credit loss component for mortgage-backed securities for which OTTI occurred prior to adoption of the guidance of ASC Topic 320-10-69. OTTI recognized in earnings for credit impaired mortgage-back securities is presented as additions in two components based upon whether the current period is the first time the mortgage-backed security was credit-impaired (initial credit impairment) or is not the first time the mortgage-backed security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe that we will be required to sell previously credit-impaired mortgage-backed securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit impaired mortgage-backed securities, the security matures or is fully written down. Changes in the credit loss component of credit impaired mortgage-backed securities were as follows for the three and nine month periods ended March 31, 2010:

	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010
(In thousands)

Beginning balance	$—	$—
Initial credit impairment	95	95
Subsequent credit impairment	—	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reduction for increase in cash flows expected to be collected	—	—

Ending Balance	$95	$95

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of investment gains and losses recognized in income during the three and nine month periods ended March 31, 2010 are as follows:

	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010
	(In thousands)

Available for sale securities
Realized gains	$—	$1
Realized losses	—	—
Other than temporary impairment	—	—

Total available-for-sale securities	$—	$1

	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010
	(In thousands)
Held-to maturity securities
Realized gains	$—	$—
Realized losses	—	—
Other than temporary impairment	(95)	(95)

Total held-to-maturity securities	$(95)	$(95)

During the quarter ended March 31, 2010 the Company had an other-than-temporary impairment on one of its private-label CMOs. With respect to this impairment, we recorded a $95 thousand credit impairment charge and a $1.391 million non-credit unrealized holding loss (net of income tax effect of $716 thousand) to accumulated other Comprehensive Income .

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

The Company reviewed the independent third party’s assumptions used in the March 31, 2010 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered other-than-temporary and the magnitude of the credit loss. Management believes that one private-label CMO in the portfolio had an Other Than Temporary Impairment at March 31, 2010.

If the Company intends to sell an impaired debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the impairment is other-than-temporary and is recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost. The Company does not anticipate selling its private-label CMO portfolio, nor do we believe that we will be required to sell these securities before recovery of this amortized cost basis.

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

The noncredit portion of any OTTI losses recognized in accumulated other comprehensive loss for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security (in a pro rata manner based on the amount of actual cash flows received as a percentage of total estimated cash flows) as an increase in the carrying value of the security until the security is sold, the security matures, or there is an additional OTTI that is recognized in earnings. The noncredit portion of any OTTI losses on securities classified as available-for-sale is adjusted to fair value with an offsetting adjustment to the carrying value of the security. The fair value adjustment could increase or decrease the carrying value of the security. All of our private-label CMOs were originally, and continue to be classified, as held to maturity.

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

The Company has investments in 46 positions that are impaired at March 31, 2010, including 17 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that one private-label CMO is other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets. During the quarter ended March 31, 2010 the Company had an other-than-temporary impairment on one of its private-label CMOs. With respect to this impairment, we recorded a $95 thousand credit impairment charge and a $1.391 million non-credit unrealized holding loss (net of income tax effect of $716 thousand) to accumulated other Comprehensive Income. However, that decline is considered temporary, since the Company does not intend to sell these securities nor is it more likely than not the Company would be required to sell the security before its anticipated recovery.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables present the assets reported on the consolidated balance sheet at their fair value as of March 31, 2010, and June 30, 2009, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2010
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets Measured on a Recurring Basis:
Mortgage-backed securities available for sale:
GNMA certificates	$—	$2,193	$—	$2,193
Mortgage-backed securities held to maturity:
Collateralized mortgage obligations - other	—	—	5,341	5,341

Total	$—	$2,193	$5,341	$7,534

	June 30, 2009
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets Measured on a Recurring Basis:
Investment securities available for sale:
Equity securities	$493	$—	$—	$493
Mortgage-backed securities available for sale:
GNMA certificates	—	2,075	—	2,075

Total	$493	$2,075	$—	$2,568

Fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

The following table represents the changes in the Level III fair-value category for the nine month period ended March 31, 2010. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation model for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly.

Fair value measurements using significant unobservable inputs (Level III)

Private-label Mortgage-backed securities Held-to-maturity March 31, 2010
Beginning balance – July 1, 2009	$—
Total net realized/unrealized losses
Included in earnings
Net realized losses on securities held-to-maturity	(95)
Included in other comprehensive income	(2,107)
Transfers into Level III	7,543

Ending balance – March 31, 2010	$5,341

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	March 31, 2010		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$12,965	$12,965	$21,828	$21,828
Certificates of deposit	9,302	9,302	24,719	24,719
Investment securities	140,515	144,372	123,621	124,859
Mortgage-backed securities	139,294	134,181	176,204	168,770
Net loans receivable	58,817	61,716	58,148	61,292
Accrued interest receivable	2,107	2,107	2,347	2,347
FHLB stock	10,875	10,875	10,875	10,875

FINANCIAL LIABILITIES
Deposits	$150,501	$150,630	$146,315	$146,711
FHLB advances – long term FHLB advances – short term	130,079 10,000	137,578 10,000	130,079 —	136,915 —
Federal Reserve Bank short-term borrowings	54,900	54,900	108,800	108,800
Accrued interest payable	949	949	1,151	1,151

Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from or to a second entity on potentially favorable or unfavorable terms.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents, Certificates of Deposit, Accrued Interest Receivable and Payable, and Other Short-term Borrowings

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

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2010.

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

FINANCIAL CONDITION

The Company’s assets totaled $377.2 million at March 31, 2010, as compared to $419.4 million at June 30, 2009. The $42.2 million or 10.1% decrease in total assets was primarily comprised of a $37.0 million or 21.3% decrease in mortgage-backed securities (MBS) – held to maturity, a $15.4 million or 62.4% decrease in FDIC insured certificates of deposit, an $8.9 million or 40.6% decrease in cash and cash equivalents, and a $493 thousand or 100.0% decrease in investment securities – available for sale, which were partially offset by a $17.4 million or 14.1% increase in investment securities held-to-maturity, a $1.6 million or 161.7% increase in deferred taxes and other assets, and a $669 thousand or 1.2% increase in net loans receivables. The decrease in mortgage-backed securities – held to maturity was due to paydowns on the Company’s mortgage-backed securities portfolio, which were partially offset by the purchase of $15.4 million of floating rate U.S. Government agency Collateralized Mortgage Obligations (CMO’s). During the quarter ended March 31, 2010, overall replacement yields on floating rate MBS continued to improve. As a result, the Company chose to reinvest a portion of its cash flows into purchases of U.S. Government agency floating-rate MBSs. The decrease in FDIC insured certificates of deposit was primarily due to $25.2 million in redemptions of bank certificates of deposit which were partially offset by $9.8 million of purchases of bank certificates of deposit. The Company chose to reduce its overall investment in certificates of deposits due to a narrowing of spreads when compared to other investment sectors. The decrease in investment securities available for sale was the result of the sale of an investment with an amortized cost of $500 thousand, during the nine months ended March 31, 2010. The increase in investment securities held to maturity was primarily due to purchases of $33.7 million of fixed rate investment grade corporate bonds, $30.6 million of U.S. Government agency step-up bonds, $4.7 million of floating rate investment grade foreign bonds, $2.0 million of fixed to floating rate U.S. Government agency bonds, $1.0 million of short-term taxable municipal bonds, $1.0 million of floating rate investment grade corporate bonds, $900 thousand of tax-free municipal bonds, $760 thousand of callable fixed rate U.S. Government agency bonds and $418 thousand of floating rate investment grade foreign bonds, which were partially offset by $30.8 million of issuer redemptions prior to maturity (i.e. calls) of U.S. Government agency bonds, $18.1 million of maturities and calls of investment grade corporate bonds, $3.4 million of maturities of investment grade foreign bonds, $4.0 million of maturities of tax-free municipal bonds and $406 thousand of repayments on investment grade corporate utility first mortgage bonds . See “Asset and Liability Management”.

The Company’s total liabilities decreased $40.2 million or 10.4% to $348.1 million as of March 31, 2010 from $388.3 million as of June 30, 2009. The $40.2 million decrease in total liabilities was primarily comprised of a $53.9 million or 49.5% decrease in short-term Federal Reserve Bank borrowings, a $321 thousand decrease in other liabilities, and a $202 thousand decrease in accrued interest payable, which were partially offset by a $10.0 million increase in FHLB short-term advances and a $4.2 million increase in total savings deposits. The decrease in FRB short-term borrowings was funded primarily by a planned reduction of cash equivalents and investment cash flows received during the nine months ended March 31, 2010. The increase in short-term FHLB advances was primarily attributable to more attractive borrowing rates with the Federal Home Loan Bank of Pittsburgh. Certificates of deposit increased $2.4 million, savings accounts increased $2.0 million and demand deposits increased $829 thousand, while money market accounts decreased $756 thousand and advance payments by borrowers for taxes and insurance decreased $234 thousand. The increase in certificates of deposits is a result of certificates of deposit for a local government and school districts issued during the quarter. The increase in demand deposits and savings accounts may reflect a shift in consumer preference to more liquid savings options. Management believes that the changes in advance payments by borrowers for taxes and insurance were primarily attributable to seasonal payments of local, county and school real estate taxes.

Total stockholders’ equity decreased $2.0 million or 6.5% to $29.1 million as of March 31, 2010, from approximately $31.1 million as of June 30, 2009. Accumulated other comprehensive income decreased $1.3 million primarily due to one private-label CMO determined to have an other-than-temporary impairment of $2.1 million, while capital expenditures for cash dividends and treasury stock purchases totaled $992 thousand and $124 thousand, respectively, which were partially offset by net income of $378 thousand for the nine months ended March 31, 2010.

RESULTS OF OPERATIONS

General. WVS reported net income of $74 thousand or $0.04 earnings per share (basic and diluted) and $378 thousand or $0.18 earnings per share (basic and diluted) for the three and nine months ended March 31, 2010, respectively. Net income decreased by $508 thousand or 87.3% and earnings per share (basic and diluted) decreased $0.24 or 85.7% for the three months ended March 31, 2010, when compared for the same period in 2009. The decrease in net income was primarily attributable to a $686 thousand decrease in net interest income, a $102 thousand decrease in non-interest income, and a $48 thousand increase in non-interest expense, which were partially offset by a $310 thousand decrease in income tax expense, and a $18 thousand decrease in provisions for loan losses. For the nine months ended March 31, 2010, net income decreased $2.0 million or 83.9% and earnings per share (basic and diluted) decreased $0.91 or 83.5% when compared to the same period in 2009. The decrease in net income was primarily attributable to a $3.0 million decrease in net interest income and a $139 thousand decrease in non-interest income, which were partially offset by a $1.0 million decrease in income tax expense, a $50 thousand decrease in non-interest expense and a $45 thousand decrease in provision for loan losses.

Net Interest Income. The Company’s net interest income decreased by $686 thousand or 43.5% for the three months ended March 31, 2010, when compared to the same period in 2009. For the three months ended March 31, 2010, approximately $524 thousand of the decrease in net interest income can be attributed to the impact of declining market interest rates on the Company’s financial assets and liabilities, and $162 thousand of the decrease in net interest income is attributable to lower overall balances in the Company’s financial assets and liabilities when compared to the same period in 2009. For the nine months ended March 31, 2010, approximately $2.5 million of the decrease in net interest income was primarily attributed to the impact of declining market interest rates on the Company’s financial assets and liabilities and $458 thousand of the decrease in net interest income is attributable to lower overall balances in the Company’s financial assets and liabilities when compared to the same period in 2009.

During the nine months ended March 31, 2010, the Federal Open Market Committee (FOMC) maintained its targeted federal funds range at 0.00% to 0.25% which was established in December 2008. See also “Asset and Liability Management.”

Interest Income. Interest on mortgage-backed securities decreased $511 thousand or 50.2% and $3.4 million or 67.6% for the three and nine months ended March 31, 2010, respectively, when compared to the same periods in 2009. The decrease for the three months ended March 31, 2010 was primarily attributable to a 61 basis point decrease in the weighted average yield earned on U.S. Government agency floating rate mortgage-backed securities, a $51.8 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding, a 46 basis point decrease in the weighted average yield earned on private label mortgage-backed securities and a $8.9 million decrease in the average balance of private label mortgage-backed securities outstanding for the three months ended March 31, 2010, when compared to the same period in 2009. The decrease for the nine months ended March 31, 2010, was primarily attributable to a 181 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities, a $50.0 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding, a 159 basis point decrease in the weighted average yield earned on private label mortgage-backed securities and a $6.2 million decrease in the average balance of private label mortgage-backed securities outstanding for the nine months ended March 31, 2010, when compared to the same period in 2009. The decrease in the weighted average yield earned on mortgage-backed securities was consistent with lower short-term market interest rates for the three and nine months ended March 31, 2010, when compared to the same periods in 2009. The decrease in the average balances of mortgage-backed securities during the three and nine months ended March 31, 2010 was primarily attributable to principal paydowns of mortgage-backed securities during the period. Due to modestly improving overall replacement yields in the floating rate MBS market, during the quarter ending March 31, 2010, the Company chose to reinvest a portion of its cash flows into purchases of U.S. Government floating-rate MBS.

Interest on investment securities decreased by $240 thousand or 14.3% and $905 thousand or 17.5% for the three and nine months ended March 31, 2010, respectively, when compared to the same periods in 2009. The decrease for the three months ended March 31, 2010 was primarily attributable to $733 thousand decrease in interest income on callable U.S. Government agency bonds and a $118 thousand decrease in accretion of discount on short-term investment grade commercial paper, which was partially offset by a $615 thousand increase in interest income on corporate bonds. The decrease for the nine months ended March 31, 2010 was primarily attributable to a $2.7 million decrease in interest income callable on U.S. Government agency bonds and a $356 thousand decrease in accretion income on short-term investment grade commercial paper, which were offset by a $2.2 million increase in interest income on investment grade corporate bonds. During the quarter ending March 31, 2010, the Company chose to begin reinvesting in U.S. Government agency callable bonds primarily those with step-up and fixed-floating structure. This strategy allowed us to earn additional interest income while managing our overall interest rate risk position.

Interest on FDIC insured bank certificates of deposit decreased $209 thousand or 80.1% and decreased $135 thousand or 27.1% for the three and nine months ended March 31, 2010, respectively, when compared to the same periods in 2009. The decrease for the three months ended March 31, 2010 was primarily attributable to a $19.7 million decrease in the average portfolio balance of certificates of deposit and a 148 basis point decrease in the weighted average yield earned when compared to the same period in 2009. The decrease for the nine months ended March 31, 2010, was primarily attributable to a 63 basis point decrease in the weighted average yield earned and a $1.9 million decrease in the average portfolio balance of certificates of deposit when compared to the same period in 2009. The Company began investing in FDIC insured certificates of deposit during the quarter ended March 31, 2008 due to relatively attractive yields in this investment sector. The certificates range in maturity terms from five to twenty-four months. Due to decreases in yields in this investment sector, the Company has decided to not reinvest in certificates of deposit and let the portfolio decrease through maturities and early issuer redemptions.

Dividends on FHLB stock decreased $137 thousand or 100.0% for the nine months ended March 31, 2010, when compared to the same period in 2009. The decrease for the nine months ended March 31, 2010 was attributable to the Federal Home Loan Bank of Pittsburgh’s suspension of dividends on its common stock. In December 2008, the FHLB of Pittsburgh announced that it was suspending payments of dividends and redemptions of excess capital stock from members. The FHLB’s stated purpose of these actions is to build retained earnings to ensure adequate regulatory capital.

Interest on net loans receivable decreased $20 thousand or 2.0% and $30 thousand or 1.0% for the three and nine months ended March 31, 2010, respectively, when compared to the same periods in 2009. The decrease for the three months ended March 31, 2010 was primarily attributable to a decrease of 27 basis points in the weighted average yield earned on net loans receivable for the three months ended March 31, 2010, when compared to the same period in 2009, which was partially offset by a $1.2 million increase in the average balance of net loans receivable outstanding, when compared to the same period in 2009. The decrease for the nine months ended March 31, 2010 was primarily attributable to a 15 basis point decrease in the weighted average yield earned on net loans receivable for the nine months ended March 31, 2010, when compared to the same period in 2009, which was partially offset by a $701 thousand increase in the average balance of net loans receivable outstanding when compared to the same period in 2009. The increase in the average loan balance outstanding for the three and nine months ended March 31, 2010 was attributable in part to increased levels of new loan originations among residential construction and commercial real estate loan products. The Company has limited its portfolio origination of longer-term fixed rate loans to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

Interest Expense. Interest expense on deposits and escrows decreased $198 thousand or 43.2% and $805 thousand or 45.8% for the three and nine months ended March 31, 2010, respectively, when compared to the same periods in 2009. The decrease in interest expense on deposits for the three months ended March 31, 2010 was primarily attributable to an 88 basis point decrease in the weighted average rate paid on time deposits, a 43 basis point decrease in the weighted average rate paid on money market accounts, a $5.1 million decrease in the average balance of time deposits, and a 27 basis point decrease in the weighted average yield paid on savings accounts when compared to the same period in 2009. The decrease for the nine months ended March 31, 2010, was primarily attributable to a 109 basis point decrease in the weighted average rate paid on time deposits, a 81 basis point decrease in the weighted average rate paid on money market accounts, a $5.9 million decrease in the average balance of time deposits, and a 30 basis point decrease in the weighted average yield paid on savings accounts, when compared to the same period in 2009. The decrease in average yields of time deposits, money markets and savings accounts reflects lower market rates for the three and nine months ended March 31, 2010 while the change in average balances for time deposits may be in response to increased liquidity preferences by depositors in response to unsettled financial markets.

Interest paid on FHLB advances decreased $54 thousand or 3.0% and $401 thousand or 7.0% for the three and nine months ended March 31, 2010, respectively, when compared to the same periods in 2009. The decrease for the three months ended March 31, 2010 was primarily attributable to a $4.7 million decrease in the average balance of FHLB long-term advances, when compared to the same period in 2009. The decrease for the nine months ended March 31, 2010, was primarily attributable to a $5.2 million decrease in the average balance of FHLB long-term advances, a $22.0 million decrease in the average balance of FHLB short-term advances and a 86 basis point decrease in the weighted average rate paid on FHLB short-term advances when compared to the same period in 2009. The decreases in the average balances of FHLB long-term borrowings was due to the maturity of FHLB long-term borrowings. The decreases in the average balances of FHLB short-term advances was primarily attributable to more favorable short-term borrowing rates offered by the Federal Reserve Bank. The decrease in rates paid on FHLB short-term advances reflects lower short-term market interest rates.

Interest paid on FRB short-term borrowings decreased $31 thousand or 37.8% and $96 thousand or 41.4% for the three and nine months ended March 31, 2010, respectively, when compared to the same periods in 2009. The decrease for the three months ended March 31, 2010 was attributable to a $51.9 million decrease in the average balances of FRB short-term borrowings, which was partially offset by a 2 basis point increase in the weighted average rate paid on FRB short-term borrowings. The decrease for the nine months ended March 31, 2010 was primarily attributable to a 24 basis point decrease in the weighted average rate paid on FRB short-term borrowings which was partially offset by a $7.3 million increase in the average balances of FRB short-term borrowings. The decrease in rates paid reflect lower short-term market interest rates, while the increase in average balances of FRB short-term borrowings is attributable to more favorable short-term borrowing rates offered by the Federal Reserve Bank.

Interest paid on other short-term borrowings decreased $10 thousand or 83.3% and $305 thousand or 98.1% for the three and nine months ended March 31, 2010, respectively, when compared to the same periods in 2009. The decrease for the three months ended March 31, 2010 was primarily attributable to a $7.4 million decrease in average balances of other short-term borrowings and an 18 point decrease in rates paid on other short-term borrowings during the period. The decrease for the nine months ended March 31, 2010 was primarily attributable to a $20.5 million decrease in the average balance of other short-term borrowings and a 147 basis point decrease in the weighted average rate paid on other short-term borrowings during the period. The decrease in rates paid reflect lower short-term market interest rates while the decrease in average balances of other short-term borrowings is attributable to more favorable short-term borrowing rates offered by the Federal Reserve Bank (FRB).

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

The Company recorded a recovery for loan losses of $4 thousand and $10 thousand for the three and nine months ended March 31, 2010, respectively, compared to a provision for loan losses of $14 thousand and $35 thousand for the same periods in 2009. At March 31, 2010, the Company’s total allowance for loan losses amounted to $646 thousand or 1.1% of the Company’s total loan portfolio, as compared to $662 thousand or 1.1% at June 30, 2009.

Non-Interest Income. Non-interest income decreased by $102 thousand or 72.3% and $139 thousand or 30.0% for the three and nine months ended March 31, 2010, respectively, when compared to the same periods in 2009. The decrease for both periods was primarily attributable to a $95 thousand other-than temporary impairment loss on one private-label CMO, and decreases in service fee income on deposit accounts and ATM fee income. See also Note 8 – Notes to Unaudited Consolidated Financial Statements.

Non-Interest Expense. Non-interest expense increased $48 thousand or 5.8% and decreased $50 thousand or 1.8% for the three and nine months ended March 31, 2010, respectively, when compared to the same periods in 2009. The increase for the three months ended March 31, 2010 was principally attributable to a $76 thousand increase in Federal Deposit Insurance expense, which was partially offset by an $18 thousand decrease in ATM network expenses, a $5 thousand decrease in correspondent bank service charges and a $4 thousand decrease in employee related expenses when compared to the same period in 2009. The decrease for the nine months ended March 31, 2010 was primarily attributable to $109 thousand decrease in charitable contributions eligible for PA tax credits, a $98 thousand decrease in employee related expenses, a $43 thousand decrease in ATM network expenses, and an $11 thousand decrease in occupancy and equipment expenses, which were partially offset by a $215 thousand increase in Federal Deposit Insurance expense.

Income Tax Expense. Income tax expense decreased $310 thousand or 106.9% and $1.0 million or 96.7% for the three and nine months ended March 31, 2010, when compared to the same periods in 2009. The decrease for the three and nine months ended March 31, 2010 was primarily due to lower levels of taxable income when compared to the same periods in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $686 thousand during the nine months ended March 31, 2010. Net cash used for operating activities was primarily comprised of Company net income of $378 thousand and a $240 thousand decrease in accrued interest receivable.

Funds provided by investing activities totaled $31.5 million during the nine months ended March 31, 2010. Primary sources of funds during the nine months ended March 31, 2010, included maturities, sales and repayments of investment securities, mortgage-backed securities and certificates of deposit totaling $57.4 million, $50.4 million and $25.2 million, respectively, which were partially offset by purchases of investments, mortgage-backed securities and certificates of deposit totaling $75.4 million, $15.5 million and $9.8 million, respectively, a $725 thousand increase in net loans receivable and an $80 thousand increase for acquisitions of equipment.

Funds used for financing activities totaled $41.1 million for the nine months ended March 31, 2010. The primary uses included a $53.9 million decrease in short-term FRB borrowings, $992 thousand in cash dividends paid on the Company’s common stock, and $124 thousand in treasury stock purchases, which were partially offset by a $10.0 million increase in FHLB short-term advances and a $3.9 million increase in total deposits. The decrease in FRB short-term borrowings reflects paydowns on the borrowings through investment and financing and a planned reduction of cash equivalent balances. The increase in FHLB short-term advances is a result of more favorable short-term borrowing rates offered by the FHLB. The $3.9 million increase in total deposits consisted of a $2.4 million increase in time deposits, a $2.0 million increase in passbook accounts, and a $829 thousand increase in demand deposits, which were partially offset by a $756 thousand decrease in money market accounts, and a $234 thousand decrease in mortgage escrow accounts. The increase in time deposits is primarily attributable to certificates opened by local government units and school districts. The changes in passbook savings, may reflect lower market rates on certificates and a shift in consumer preferences to more liquid savings options. The decreases in escrow accounts were due primarily to the payments of local property taxes by and for customers. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB and FRB advances and other borrowings. At March 31, 2010, total approved loan commitments outstanding amounted to approximately $1.1 million. At the same date, commitments under unused lines of credit amounted to $5.0 million and the unadvanced portion of construction loans approximated $8.9 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2010 totaled $47.9 million. Management believes that a significant portion of maturing deposits will remain with the Company.

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

On April 27, 2010, the Company’s Board of Directors declared a cash dividend of $0.16 per share payable May 20, 2010, to shareholders of record at the close of business on May 10, 2010. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of March 31, 2010, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $30.4 million or 13.8% and $31.1 million or 14.2%, respectively, of total risk-weighted assets, and Tier I leverage capital of $30.4 million or 7.91% of average quarterly assets.

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

The Company’s nonperforming assets at March 31, 2010 totaled approximately $1.6 million or 0.4% of total assets as compared to $953 thousand or 0.2% of total assets at June 30, 2009. Nonperforming assets at March 31, 2010 consisted of: six single-family real estate loans totaling $1.3 million, and two home equity lines of credit totaling $359 thousand. These loans are in various stages of collection activity.

The $669 thousand increase in nonperforming assets during the nine months ended March 31, 2010 was attributable to the classification to non-performing of: three single family real estate loans totaling $859 thousand, and two home equity lines of credit totaling $359 thousand, which were partially offset by the reclassification of; one multi-family real estate loan totaling $465 thousand, one single family real estate loan totaling $55 thousand and one home equity loan totaling $21 thousand, (all of which paid current in the period) to performing, the charge-off of one commercial loan totaling $6 thousand, and paydowns on non-performing loans of $1 thousand.

At June 30, 2009, the Company had one previously restructured commercial real estate loan to a retirement village located in the North Hills totaling $972 thousand. At June 30, 2009, the loan was reclassified as performing, and was paid off in full in July 2009.

At June 30, 2009, the Company had one previously restructured loan secured by undeveloped land totaling $304 thousand and one previously restructured unsecured loan totaling $5 thousand to two borrowers. During the fourth quarter of fiscal 2004, the Bankruptcy Court approved a secured claim totaling $440 thousand and an unsecured claim totaling $76 thousand be paid in accordance with a Bankruptcy Plan of Reorganization. All Court ordered plan payments have been received in a timely manner. In accordance with generally accepted accounting principles, the Company had recorded interest payments received on a cost recovery basis until June 30, 2006 and then began recording interest income. During the quarter ended December 31, 2009, the secured claim approved by the Bankruptcy Court was refinanced by the Savings Bank at prevailing market rates and terms, and during the quarter ended March 31, 2010, the unsecured claim approved by the Bankruptcy Court was paid off in full.

During the nine months ended March 31, 2010, approximately $58 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the nine months ended March 31, 2010. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

During the quarter ended March 31, 2010, intermediate and long-term market interest rates traded in a narrow band. Reinvestment yields on floating rate mortgage-backed securities were somewhat higher. Both the Treasury and MBS markets were impacted by historically high purchases by the Federal Reserve and to economic problems in the Euro zone – most notably within Greece. In response to these market conditions, the Company reduced its overall borrowed funds position and began to purchase U.S. Government agency callable step-up bonds and U.S. Government agency floating rate CMO’s. We also reduced our corporate sector allocation as bonds matured due to declining yield spreads. This tactic also allowed us to increase our risk-based capital ratios.

The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, and March 31, 2010. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and low to moderate levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment and mortgage-backed securities portfolios for the nine months ended March 31, 2010, totaled $14.6 million, $57.4 million and $50.4 million, respectively. Due to stagnant global interest rates and Treasury yields we reduced our overall borrowed funds position. The Company continued to rebalance its investment portfolio by using proceeds from calls of U.S. Government agency bonds, repayments on its mortgage-backed securities and maturities of bank certificates of deposit to invest in callable U.S. Government agency bonds, investment grade corporate obligations and floating rate U.S. Government agency CMO’s. The Company reinvested back into callable U.S. Government agency bonds with step-up and fixed to floating coupons and maturities generally within ten years. This strategy has allowed the Company to improve its liquidity posture while managing overall interest rate risk and strengthening our regulatory capital ratios.

Due to the term structure of market interest rates, continued weakness in the economy, an excess supply of existing homes available for sale, and lower levels of housing starts, the Company continued to reduce its portfolio originations of long-term fixed rate mortgages while continuing to offer such loans on a correspondent basis. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank’s market area. We expect that the housing market likely will continue to be weak throughout calendar year 2010. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term residential construction loans, to partially increase interest income while limiting interest rate risk. The Company continues to offer higher yielding home equity and small business loans to existing customers and seasoned prospective customers.

The Company selectively purchased callable U.S. Government agency bonds with step-up and fixed to floating coupons to earn a favorable financing spread and to provide higher levels of liquidity due to turmoil in the current interest rate environment. To a lesser extent, the Company discontinued purchasing FDIC insured bank certificates of deposit and corporate bonds due to lower market yields. Each of the aforementioned strategies also helped to better match the interest-rate and liquidity risks associated with the Savings Bank’s customers’ liquidity preference for shorter term money market and time deposit products.

During the nine months ended March 31, 2010, principal investment purchases were comprised of: fixed-rate investment grade corporate bonds – $33.7 million with a weighted average yield of 2.57%; U.S. Government agency step-up bonds with an initial lock-out period of 6 months – $31.0 million with a weighted average yield to call of approximately 3.21%; FDIC bank insured certificates of deposit – $9.7 million with a weighted average yield of 1.90%; U.S. Government agency floating rate CMO’s – $15.4 million with an original average rate of 1.53%; floating rate investment grade foreign bonds – $4.7 million with a weighted average yield of 2.19%; floating rate U.S. Government agency bonds with an initial lock-out period of 3 months – $2.0 million with a weighted average yield to call of 2.65%; short-term taxable municipal obligations – $1.0 million with a weighted average yield of 1.22%; floating rate investment grade corporate bonds – $954 thousand with a weighted average yield of 2.61%; callable fixed rate U.S. Government agency bonds with initial lock out periods of 7 – 8 months – $760 thousand with a weighted average yield to call of 2.90%; and fixed rate investment grade foreign bonds – $418 thousand with a weighted average yield of 2.38% and fixed-rate tax-free municipal bonds – $900 thousand with taxable equivalent yield to maturity of 2.21%. Major investment proceeds received during nine months ended March 31, 2010 were: callable U.S. Government agency bonds – $30.8 million with a weighted average yield of approximately 4.06%; investment grade corporate bonds – $18.1 million with a weighted average yield of approximately 3.78%; tax-free municipal bonds – $4.0 million with a weighted average taxable equivalent yield of approximately 5.89%; investment grade foreign bonds – $3.4 million with a weighted average yield of approximately 3.34%; investment grade corporate utility first mortgage bonds – $406 thousand with a weighted average yield of 5.84%. The Company also had $25.2 million in FDIC insured bank certificates of deposit redeemed with a weighted average yield of approximately 3.38%.

As of March 31, 2010, the implementation of these asset and liability management initiatives resulted in the following:

1)	$137.1 million or 49.0% of the Company’s investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMO”) that reprice on a monthly basis;

2)	$94.0 million or 33.6% of the Company’s investment portfolio consisted of investment grade fixed rate corporate bonds with maturities as follows: 1 – 6 months – $1.3 million; 6 – 12 months – $35.8 million; 1 – 3 years – $32.5 million; 3 – 5 years – $18.7 million; and over 5 years – $5.6 million.

3)	$28.0 million or 10.0% of the Company’s investment portfolio was comprised of callable U.S. Government agency step-up bonds which are callable within 3 – 6 months;

4)	$7.3 million or 2.6% of the Company’s investment portfolio was comprised of fixed-rate callable U.S. Government Agency bonds which are callable as follows: 3 months or less – $2.6 million; 3 – 6 months – $2.0 million; and 1 – 2 years – $2.7 million; These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates.

5)	$9.3 million or 2.5% of the Company’s total assets consisted of FDIC insured bank certificates of deposit with remaining maturities ranging from 1 to 21 months;

6)	$4.9 million or 1.8% of the Company’s investment portfolio consisted of investment grade floating rate corporate bonds which reprice quarterly and will mature within 3 to 22 months;

7)	An aggregate of $31.4 million or 53.4% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months; and

8)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less – $85.5 million or 43.8%; 3 – 6 months – $25.0 million or 12.8%; 6 – 12 months – $45.0 million or 23.1%; 1 – 3 years – $22.0 million or 11.3%; 3 – 5 years – $5.0 million or 2.6%; and over 5 years – $12.5 million or 6.4%.

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

	March 31,	June 30,
	2010	2009	2008
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$280,445	$326,316	$377,916
Interest-bearing liabilities maturing or repricing within one year	256,003	228,295	207,133

Interest sensitivity gap	$24,442	$98,021	$170,783

Interest sensitivity gap as a percentage of total assets	6.48%	23.37%	40.36%
Ratio of assets to liabilities maturing or repricing within one year	109.55%	142.94%	182.45%

During the nine months ended March 31, 2010, the Company managed its one year interest sensitivity gap by: (1) reducing a significant portion of its short-term borrowings; (2) adjusting its investment portfolio to include investment grade fixed and floating rate corporate bonds; (3) investing in callable U.S. Government agency fixed to floating rate and step-up bonds; (4) investing in shorter-term FDIC insured bank certificates of deposit; (5) emphasizing loans with shorter-terms or repricing frequencies, and (6) limiting the portfolio origination of long-term fixed rate mortgages.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at March 31, 2010. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cummulative Gap ($’s)	$59,606	$16,390	$(7,361)	$(9,122)	$(111)	$20,951	$28,685
% of Total Assets	15.8%	4.3%	-2.0%	-2.4%	0.0%	5.6%	7.6%
Base Case Up 100 bp
Cummulative Gap ($’s)	$61,907	$23,898	$20,398	$21,604	$30,812	$38,012	$28,685
% of Total Assets	16.4%	6.3%	5.4%	5.7%	8.2%	10.1%	7.6%
Base Case No Change
Cummulative Gap ($’s)	$63,806	$26,722	$24,442	$25,815	$35,449	$42,669	$28,685
% of Total Assets	16.9%	7.1%	6.5%	6.8%	9.4%	11.3%	7.6%
Base Case Down 100 bp
Cummulative Gap ($’s)	$64,917	$25,539	$22,275	$26,695	$36,425	$41,663	$28,685
% of Total Assets	17.2%	6.8%	5.9%	7.1%	9.7%	11.0%	7.6%
Base Case Down 200 bp
Cummulative Gap ($’s)	$75,090	$43,858	$24,868	$27,386	$42,018	$46,904	$28,685
% of Total Assets	19.9%	11.6%	6.6%	7.3%	11.1%	12.4%	7.6%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2010. This analysis was done assuming that the interest-earning assets will average approximately $370 million and $371 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at March 31, 2010. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	March 31, 2011					March 31, 2010
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-24.1%	-13.6%	—	4.9%	19.4%	-17.2%	-6.4%	—	9.1%	30.9%
Return on average equity	9.06%	11.09%	13.69%	14.52%	16.80%	3.73%	5.14%	5.97%	7.14%	9.86%
Return on average assets	0.71%	0.88%	1.12%	1.21%	1.35%	0.29%	0.39%	0.46%	0.56%	0.75%
Market value of equity (in thousands)						$26,304	$24,857	$24,931	$23,682	$21,025

The Company’s nine months earnings were adversely impacted by low market interest rates. This period of low interest rates is expected to continue throughout most of calendar year 2010. During the first nine months of fiscal 2010, we better positioned our balance sheet and franchise by reducing overall leverage, avoiding low yielding assets, selectively pursuing seasoned new construction builders and increasing our Tier l leverage ratio to 7.91%.

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

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2010.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$4,039
6.73%

Adjustable rate	$4,816
4.58%

Undisbursed lines of credit
Adjustable rate	$4,983
3.64%

Loan origination commitments
Fixed rate	$335
6.67%

Adjustable rate	$720
6.77%

Letters of credit
Adjustable rate	$430
4.25%

$15,659

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2010, the Savings Bank had one performance standby letter of credit outstanding totaling approximately $142 thousand and two financial letters of credit totaling $288 thousand. All performance letters of credit are secured by developed property while the financial letters of credit are secured by certificates of deposit. All of the letters of credit will mature within twelve months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934).

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on this assessment, management believes that, as of March 31, 2010, the Company’s internal control over financial reporting was effective.

(b)	No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

There have been no material developments with respect to this litigation during the quarter ended March 31, 2010.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended March 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs [2]
01/01/10 – 01/31/10	0	$—	0	49,480
02/01/10 – 02/28/10	0	$—	0	49,480
03/01/10 – 03/31/10	4,420	$13.86	4,420	45,060
Total	4,420	$13.86	4,420	45,060

(1)	All shares indicated were purchased under the Company’s Tenth Stock Repurchase Program.
(2)	Tenth Stock Repurchase Program
(a)	Announced January 29, 2009.
(b)	106,000 common shares approved for repurchase.
(c)	No fixed date of expiration.

(d)	This program has not expired and has 45,060 shares remaining to be repurchased at March 31, 2010.
(e)	Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information

(a)	Not applicable.

(b)	Not applicable.

ITEM 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

May 14, 2010	BY:	/S/ DAVID J. BURSIC
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

May 14, 2010	BY:	/S/ KEITH A. SIMPSON
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)