Form 10-K
period 2010-06-30
WVS FINANCIAL CORP
filed 2010-09-14
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2009, the aggregate value of the 1,651,298 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 414,367 shares held by all directors and officers of the registrant as a group, was approximately $23.5 million. This figure is based on the last known trade price of $14.25 per share of the registrant’s Common Stock on December 31, 2009.

Number of shares of Common Stock outstanding as of September 10, 2010: 2,057,930

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2010 are incorporated into Part II.

(2)	Portions of the definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated into Part III.

FORWARD-LOOKING STATEMENTS

In the normal course of business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by us, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipated,” “believe,” “expect,” ”intend,” “plan,” “estimate” or similar expressions.

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

WVS Financial Corp. (“WVS”, the “Company”, “us” or “we”) is the parent holding company of West View Savings Bank (“West View” or the “Savings Bank”). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2010.

Lending Activities

General. At June 30, 2010, the Company’s net portfolio of loans receivable totaled $56.3 million, as compared to $58.1 million at June 30, 2009. Net loans receivable comprised 15.9% of the Company’s total assets at June 30, 2010, as compared to 13.9% at June 30, 2009. The principal categories of loans in the Company’s portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans, land acquisition and development loans and commercial loans. Substantially all of the Company’s mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration (“FHA”) nor partially guaranteed by the Department of Veterans Affairs (“VA”). Historically, the Company’s lending activities have been concentrated in single-family residential and land development and construction loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

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

Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2010, the Savings Bank’s limit on loans-to-one borrower was approximately $4.5 million. The Company’s general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2010, the Company’s five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $2.8 million to $4.2 million, with a $4.1 million group of loans-to-one borrower secured by real estate located in the Company’s primary market area and investments pledged by the borrower. The remainder of the groups of loans-to-one borrower are secured primarily by real estate located in the Company’s primary market area. Included in this range are undisbursed loan proceeds (i.e. loans in process) ranging from $137 thousand to $2.0 million. Related outstanding disbursed principal balances on the Company’s five largest loans or group of loans-to-one borrower, including related entities, ranged from an aggregate of $1.3 million to $3.7 million.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s net loans receivable portfolio by type of loan at the dates indicated.

	At June 30,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
Single-family	$17,247	25.39%	$14,989	22.10%	$16,020	23.45%	$17,102	23.26%	$17,702	26.72%
Multi-family	5,636	8.30	5,070	7.48	6,897	10.09	6,458	8.78	4,339	6.55
Commercial	7,635	11.24	9,179	13.54	6,622	9.69	7,699	10.47	7,574	11.43
Construction	25,618	37.71	23,581	34.78	23,012	33.67	25,679	34.92	20,964	31.64
Land acquisition and development	3,060	4.51	1,440	2.12	1,992	2.91	2,195	2.99	3,221	4.86

Total real estate loans	59,196	87.15	54,259	80.02	54,543	79.81	59,133	80.42	53,800	81.20

Consumer loans:
Home equity	4,866	7.16	8,413	12.41	8,732	12.78	9,858	13.41	9,444	14.26
Other	280	0.41	1,034	1.52	737	1.08	551	0.75	962	1.45

Total consumer loans	5,146	7.57	9,447	13.93	9,469	13.86	10,409	14.16	10,406	15.71

Commercial loans	3,585	5.28	4,102	6.05	4,328	6.33	3,988	5.42	2,050	3.09

Commercial lease financings	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

	67,927	100.00%	67,808	100.00%	68,340	100.00%	73,530	100.00%	66,256	100.00%

Less:
Undisbursed loan proceeds	(10,901)		(8,896)		(10,813)		(12,090)		(9,512)
Net deferred loan origination fees	(66)		(102)		(94)		(104)		(85)
Allowance for loan losses	(645)		(662)		(956)		(986)		(957)

Net loans receivable	$56,315		$58,148		$56,477		$60,350		$55,702

Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company’s loans and mortgage-backed securities at June 30, 2010. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company’s loan portfolio.

	Real Estate Loans
	Single- family	Multi- family	Commercial	Construction	Land acquisition and development	Consumer loans and commercial loans	Mortgage- backed securities	Total
	(Dollars in Thousands)
Amounts due in:
One year or less	$318	$7	$—	$16,049	$354	$1,618	$—	$18,346
After one year through five years	1,045	1,384	779	9,254	2,367	1,422	—	16,251
After five years	15,884	4,245	6,856	315	339	5,691	117,132	150,462

Total(1)	$17,247	$5,636	$7,635	$25,618	$3,060	$8,731	$117,132	$185,059

Interest rate terms on amounts due after one year:
Fixed	$14,674	$2,577	$3,977	$2,719	$651	$3,211	$2,146	$29,955
Adjustable	2,255	3,052	3,658	6,850	2,055	3,902	114,986	136,758

Total	$16,929	$5,629	$7,635	$9,569	$2,706	$7,113	$117,132	$166,713

(1)	Does not include adjustments relating to loans in process, the allowance for loan losses, accrued interest, deferred fee income and unearned discounts.

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

At June 30, 2010, the Company had approximately $7.5 million of renewed commercial real estate and construction loans. The $7.5 million in aggregate disbursed principal that has been renewed is comprised of: single-family speculative construction loans totaling $6.2 million, land acquisition and development loans totaling $304 thousand and multi-family construction loans totaling $1.0 million. Management believes that the previously discussed whole loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All of the loans that have been rolled over are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans.

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

All processing and underwriting of real estate and commercial business loans is performed solely at the Company’s loan division at the Franklin Park office. The Company believes this centralized approach to approving such loan applications allows it to process and approve such applications faster and with greater efficiency. The Company also believes that this approach increases its ability to service the loans. The Savings Bank’s Director of Retail Lending and Senior Vice President lending authority ranges from $5 thousand (unsecured loans) to $300 thousand (loans secured by first mortgage liens). With the approval of the Savings Bank’s President, the individual lending authorities range from $25 thousand (unsecured), $500 thousand (loans secured by non-real estate collateral), $750 thousand (first and second mortgages) and $2 million on commercial and secured builder lines of credit. All loan applications are required to be ratified by the Company’s Loan Committee, comprised of both outside directors and management, which meets at least monthly.

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

The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company’s market area is insufficient or to increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 2010, $431 thousand or 0.8% of the Company’s net loans receivable consisted of single-family mortgage whole loans purchased from another financial institution.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraisal and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 2010, $431 thousand or 0.8% of the Company’s net loans receivable were being serviced for the Company by others.

The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

	At or For the Year Ended June 30,
	2010	2009	2008
	(Dollars in Thousands)

Net loans receivable beginning balance	$58,148	$56,477	$60,350
Real estate loan originations
Single-family(1)	798	2,709	746
Multi-family(2)	—	491	160
Commercial	1,880	576	136
Construction	10,515	6,494	9,504
Land acquisition and development	2,469	1,560	640

Total real estate loan originations	15,662	11,830	11,186

Home equity	1,105	1,306	871
Commercial	—	150	—
Other	120	45	109

Total loan originations	16,887	13,331	12,166

Disbursements against available credit lines:
Home equity	1,748	1,898	2,571
Other	—	1	10
Commercial	117	596	1,518
Purchase of whole loans and participations	—	—	—

Total originations and purchases	18,752	15,826	16,265

Less:
Loan principal repayments	18,633	16,358	21,455
Sales of whole loans (3)	—	—	—
Sales of participation interests (4)	—	—	—
Transferred to real estate owned	—	—	—
Change in loans in process	2,005	(1,917)	(1,277)
Other, net(5)	(53)	(286)	(40)

Net increase (decrease)	$(1,833)	$1,671	$(3,873)

Net loans receivable ending balance	$56,315	$58,148	$56,477

(1)	Consists of loans secured by one-to-four family properties.
(2)	Consists of loans secured by five or more family properties.
(3)	Loans sold included servicing rights.
(4)	As of June 30, 2010, loans serviced for others totaled approximately $107 thousand.
(5)	Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2010, $17.2 million or 25.4% of the Company’s total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. The increase of $2.3 million in single-family residential real estate loans during fiscal 2010 was primarily the result of approximately $3.3 million of loans previously classified as consumer loans being reclassified as single-family residential real estate loans. Single-family loan originations totaled $798 thousand and decreased $1.9 million or 70.5% during the fiscal year ended June 30, 2010, when compared to fiscal 2009. The Company believes that overall loan originations decreased in fiscal 2010 due to weakness in the domestic and global economies and a desire by consumers to reduce overall indebtedness. Due to low levels of market interest rates, the Company continued to offer shorter duration consumer, home equity, construction loans, land acquisition and development loans and commercial loans.

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

At June 30, 2010, approximately $15.0 million or 86.9% of the single-family residential loans in the Company’s loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company’s experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

The Company is permitted to lend up to 100% of the appraised value of real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by state banking regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 75% of the appraised value of the security property. Prior to the global financial crisis experienced during fiscal 2009, which continued throughout fiscal 2010 and pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance was obtained on residential loans for which loan-to-value ratios exceed 80% according to the following schedule: loans exceeding 80% but less than 90% - 25% coverage; loans exceeding 90% but less than 95% - 30% coverage; and loans exceeding 95% through 100% - 35% coverage. During the global financial crisis of fiscal 2009, the major PMI companies were downgraded by the rating agencies with respect to financial capacity and claims payment ability. Accordingly, the Board of Directors amended the Company’s underwriting guidelines to preclude the use of PMI until the PMI companies regain their financial footing. No loans are made in excess of 80% of appraised value.

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

Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2010, $5.6 million or 8.3% of the Company’s total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented an increase of $566 thousand or 11.2% from fiscal 2009. Of the $5.6 million, approximately $3.0 million or 53.6% provide for an adjustable rate of interest, while approximately $2.6 million or 46.4% are fixed rate loans.

At June 30, 2010, $7.6 million or 11.2% of the Company’s loan portfolio consisted of loans secured by existing commercial real estate properties, which represented a decrease of $1.5 million or 16.8% from June 30, 2009. Of the $7.6 million, approximately $3.6 million or 47.4% provide for an adjustable rate of interest, while approximately $4.0 million or 52.6% are fixed rate loans. The Company has not emphasized commercial real estate lending due to continued economic weakness in fiscal 2010.

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

At June 30, 2010 the Company’s multi-family residential and commercial real estate loan portfolio consisted of approximately 42 loans with an average principal balance of $316 thousand. At June 30, 2010, the Company had no multi-family residential real estate or commercial real estate loans that were classified as non-accrual loans.

Construction Loans. For many years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company’s primary market area. At June 30, 2010, construction loans amounted to approximately $25.6 million or 37.7% of the Company’s total loan portfolio, which represented an increase of $2.0 million or 8.6%

from June 30, 2009. The increase was principally due to increased levels of speculative construction loans. As of June 30, 2010, the Company’s portfolio of construction loans consisted primarily of $22.7 million of loans for the construction of single-family residential real estate. Construction loan originations totaled $10.5 million and increased by $4.0 million or 61.9% during the fiscal year ended June 30, 2010, when compared to the same period in 2009. The Company attributes the increase in construction loan originations to the addition of new seasoned builders in fiscal 2009, and increased construction in the Company’s primary market area.

Construction loans are made for the purpose of constructing a single-family residence. The Company will underwrite such loans to individuals on a construction/permanent mortgage loan basis or to a builder/developer on a speculative (not pre-sold) construction mortgage loan basis. At June 30, 2010, approximately 88.4% of total outstanding construction loans were made to local real estate builders and developers with whom the Company has worked for a number of years for the purpose of constructing primarily single-family residences. Upon application, credit review and analysis of personal and corporate financial statements, the Company may grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $3.0 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company’s authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2010, the Company also had $3.1 million or 4.5% of the total loan portfolio invested in land development loans, which consisted of 9 loans to 9 developers.

Speculative construction loans generally have maturities of 18 months, including one 6 month extension, with payments being made monthly on an interest-only basis. Thereafter, the permanent financing arrangements will generally provide for either an adjustable or fixed interest rate, consistent with the Company’s policies with respect to residential and commercial real estate financing.

The Company intends to maintain its involvement in construction lending within its primary market area. Such loans afford the Company the opportunity to increase the interest rate sensitivity of its loan portfolio. Commercial real estate and construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences. Depending upon local real estate market conditions, the Company may begin to apply more stringent underwriting criteria on new construction loans and renewals. Specifically the Company may reduce its overall portfolio of construction loans through alteration, reduce loan to value ratios to below 80%, or require higher credit profile of guarantors.

The Company has attempted to minimize the foregoing risks by, among other things, limiting the extent of its commercial real estate lending generally and by limiting its construction lending to primarily residential properties. In addition, the Company has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by generally limiting the geographic area in which the Company will do business to its primary market area and by working with builders with whom it has established relationships.

Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2010, $5.1 million or 7.6% of the Company’s total loan portfolio consisted of consumer loans, which represented a decrease of $4.3 million or 45.5% from fiscal 2009. The $4.3 million decrease was primarily attributable to approximately $3.3 million of loans previously classified as consumer loans being reclassified as single-family residential real estate loans. The consumer loans offered by the Company include home equity loans, home equity lines of credit, automobile loans, loans secured by deposit accounts and personal loans. Approximately 94.6% of the Company’s consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2010, approximately 45.0% of the Company’s home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

Commercial Loans. At June 30, 2010, $3.6 million or 5.3% of the Company’s total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, marketable investment securities, business inventory and equipment, and similar collateral. The $517 thousand or 12.6% decrease during fiscal 2010 was principally due to the repayments on the Company’s commercial loan portfolio. The Company is continuing to selectively develop this line of business in order to increase interest income and to attract compensating deposit account balances.

Loan Fee Income. In addition to interest earned on loans, the Company may receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

The Company’s loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with ASC Topic 310, the Company has recognized $76 thousand, $23 thousand and $35 thousand of deferred loan fees during fiscal 2010, 2009 and 2008, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. The increased loan origination fee income for fiscal year 2010 was principally attributable to the payoff in full of a commercial real estate loan with a high amount of deferred fees. Loans previously originated with lower or no loan origination fees will reduce the recognition of associated deferred fee balances while loans originated with higher loan origination fees will increase the recognition of associated deferred fee balances.

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

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Non-accruing loans:
Real estate:
Single-family (1)	$1,018	$226	$232	$214	$291
Commercial	—	—	972	972	—
Multi-family	—	465	—	—	—
Construction (2)	289	235	355	—	—
Land Acquisition and Development	—	—	—	—	—
Consumer (3)	359	21	23	18	17
Commercial loans and leases	—	6	—	—	—

Total non-accrual loans	1,666	953	1,582	1,204	308

Accruing loans greater than 90 days Delinquent	—	—	—	—	—

Total non-performing loans	$1,666	$953	$1,582	$1,204	$308

Real estate owned	—	—	—	2	10

Total non-performing assets	$1,666	$953	$1,582	$1,206	$318

Troubled debt restructurings	$—	$—	$—	$—	$—

Potential problem loans	$—	$315	$342	$368	$1,377

Total non-performing loans and potential problem loans and troubled debt restructurings as a percentage of net loans receivable	2.96%	2.18%	3.41%	2.60%	3.03%

Total non-performing assets to total assets	0.47%	0.23%	0.37%	0.30%	0.08%

Total non-performing assets, troubled debt restructurings and potential problem loans as a percentage of total assets	0.47%	0.30%	0.45%	0.39%	0.40%

(1)	At June 30, 2010, non-accrual single-family residential real estate loans consisted of four loans.
(2)	At June 30, 2010, non-accrual construction loans consisted of one loan.
(3)	At June 30, 2010, non-accrual consumer loans consisted of two loans.

The $713 thousand increase in nonperforming assets during twelve months ended June 30, 2010 was primarily attributable to the classification to non-performing of three single-family real estate loans totaling $994 thousand and two home equity lines of credit totaling $359 thousand which were partially offset by the payoff in full of one multi-family real estate loan totaling $465 thousand and one single-family residential real estate loan totaling $92 thousand, the reclassification of one non-performing single-family residential real estate loan totaling $55 thousand, and one non-performing home equity loan totaling $21 thousand, to performing, and the charge-off of one commercial loan totaling $6 thousand.

The Company had five non-accrual single-family real estate loans totaling approximately $1.3 million and two non-accrual home equity lines of credit totaling approximately $359 thousand at June 30, 2010. The loans are in various stages of collection.

During fiscal 2010, 2009 and 2008, approximately $78 thousand, $26 thousand and $117 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $36 thousand, $51 thousand and $70 thousand, respectively.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2010, is adequate.

The allowance for loan losses at June 30, 2010 decreased $17 thousand to $645 thousand. The decreases in the allowance for loan losses was primarily attributable to a $23 thousand credit provision during fiscal 2010 on a paid off non-residential real estate loan classified as non-performing, and $23 thousand in credit provisions on two single-family real estate loans which were reclassified to performing during fiscal 2010, which were partially offset by provisions for loan losses on new classified non-accrual loans. The Company believes that the loan loss reserve levels are prudent and warranted at this time due to the weakness of the national economy. The changes in prior years reflected a number of factors, the most significant of which were the changes in the Company’s level of non-performing assets and the industry trend towards greater emphasis on the allowance method of providing for loan losses.

The following table summarizes changes in the Company’s allowance for loan losses and other selected statistics for the periods indicated.

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Average net loans	$58,241	$57,776	$58,458	$58,062	$55,881

Allowance balance (at beginning of period)	$662	$956	$986	$957	$1,121
Provision for (Recovery of) loan losses	(11)	(294)	(123)	13	(161)
Charge-offs:
Real estate:
Single-family	—	—	—	—	7
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	6	—	—	—	—

Total charge-offs	6	—	—	—	7

Recoveries:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	93	—	4
Construction	—	—	—	15	—
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	1	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total recoveries	—	—	93	16	4

Net loans charged-off	6	—	(93)	(16)	3

Allowance balance (at end of period)	$645	$662	$956	$986	$957

Allowance for loan losses as a percentage of total loans receivable	1.13%	1.12%	1.66%	1.60%	1.69%

Net loans charged-off (recovered) as a percentage of average net loans	0.01%	0.00%	(0.16)%	(0.03)%	0.01%

Allowance for loan losses to non-performing loans	38.72%	69.46%	60.43%	81.89%	310.71%

Net loans charged-off (recovered) to allowance for loan losses	0.93%	0.00%	(9.73)%	(1.62)%	0.31%

Recoveries to charge-offs	0.00%	0.00%	0.00%	0.00%	57.14%

The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

	At June 30,
	2010		2009		2008		2007		2006
	% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate loans:
Single-family	$147	25.39%	$79	22.10%	$50	23.45%	$83	23.26%	$54	26.72%
Multi-family	28	8.30	45	7.48	28	10.09	39	8.78	22	6.55
Commercial	66	11.24	81	13.54	396	9.69	409	10.47	420	11.43
Construction	47	37.71	80	34.78	67	33.67	35	34.92	32	31.64
Land acquisition and development	213	4.51	180	2.12	212	2.91	190	2.99	218	4.86
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total real estate Loans	501	87.15	465	80.02	753	79.81	756	80.42	746	81.20

Consumer loans:
Home equity	76	7.16	100	12.41	88	12.78	102	13.41	103	14.26
Other	1	0.41	3	1.52	31	1.08	38	0.75	50	1.45
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total consumer loans	77	7.57	103	13.93	119	13.86	140	14.16	153	15.71

Commercial loans:
Commercial loans	67	5.28	94	6.05	84	6.33	90	5.42	58	3.09
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total commercial loans	67	5.28	94	6.05	84	6.33	90	5.42	58	3.09

Commercial lease financings	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Off balance-sheet Items (1)	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

	$645	100.00%	$662	100.00%	$956	100.00%	$986	100.00%	$957	100.00%

(1)

In accordance with generally accepted accounting principles, the Company established a separate reserve for off-balance sheet items beginning in fiscal 2006. At June 30, 2010 this accounting reserve totaled $33 thousand.

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

Our methodology used to determine the allocated portion of the allowance is as follows. For groups of homogenous loans, we apply a loss rate to the groups’ aggregate balance. Our group loss rate reflects our historical loss experience. We may adjust these group rates to compensate for changes in environmental factors; but our adjustments have not been frequent due to a relatively stable charge-off experience. The Company also monitors industry loss experience on similar loan portfolio segments. We then identify loans for individual evaluation under ASC Topic 310. If the individually identified loans are performing, we apply a segment specific loss rate adjusted for relevant environmental factors, if necessary, for those loans reviewed individually and considered individually impaired, we use one of the three methods for measuring impairment mandated by ASC Topic 310. Generally the fair value of collateral is used since our impaired loans are generally real estate based. In connection with the fair value of collateral measurement, the Company generally uses an independent appraisal and determines costs to sell. The Company’s appraisals for commercial income based loans, such as multi-family and commercial real estate loans, assess value based upon the operating cash flows of the business as opposed to merely “as built” values. The Company then validates the reasonableness of our calculated allowances by: (1) reviewing trends in loan volume, delinquencies, restructurings and concentrations; (2) reviewing prior period (historical) charge-offs and recoveries; and (3) presents the results of this process, quarterly, to the Asset Classification Committee and the Savings Bank’s Board of Directors. We then tabulate, format and summarize the current loan loss allowance balance for financial and regulatory reporting purposes.

The Company had no unallocated loss allowance balance at June 30, 2010.

The following table summarizes the calculations of required allowance for loan losses by loan category as of June 30, 2010.

	Group Rate		Allowance for Loan Loss
			(Dollars in Thousands)

Homogenous loans:
Single-family	0.0015		$24
Multi-family	0.0050		28
Commercial real estate	0.0100		66
Construction/land acquisition and development	0.0015 - 0.0100	(1)	95
Secured consumer	0.0100		54
Unsecured consumer	0.0500		1
Commercial loans	0.0500		67
Unallocated			—

Individually evaluated loans:
Single-family			123
Multi-family			—
Commercial real estate			—
Construction/land acquisition and development			165
Secured consumer			22
Unsecured consumer			—
Commercial loans			—

Total allowance for loan losses:
Single-family			147
Multi-family			28
Commercial real estate			66
Construction/land acquisition and development			260
Secured consumer			76
Unsecured consumer			1
Commercial loans			67
Unallocated			—

Total allowance for loan losses			$645

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

Other-Than-Temporary Impairment Assessments for Investment Securities.

In accordance with ASC Topic 820, revisions were made to the recognition and reporting requirements for Other-Than-Temporary-Impairments (“OTTI”) of debt securities classified as available-for-sale and held-to-maturity.

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

The Company reviewed the independent third party’s assumptions used in the June 30, 2010 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that two private-label CMO’s in the portfolio had an Other Than Temporary Impairment at June 30, 2010. During the twelve months ended June 30, 2010, the Company recorded a $194 thousand credit impairment charge and a $2.3 million non-credit unrealized holding loss (net of income tax effect of $1.2 million) to accumulated other Comprehensive Income.

If the Company intends to sell an impaired debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the impairment is other-than-temporary and is recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost. The Company does not anticipate selling its private-label CMO portfolio, nor does Management believe that the Company will be required to sell these securities before recovery of this amortized cost basis.

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

The noncredit portion of any OTTI losses on securities classified as available-for-sale is adjusted to fair value with an offsetting adjustment to the carrying value of the security. The fair value adjustment could increase or decrease the carrying value of the security. All of the Company’s private-label CMOs were originally, and continue to be classified, as held to maturity.

In periods subsequent to the recognition of an OTTI loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the OTTI at an amount equal to the previous amortized cost basis less the credit-related OTTI recognized in earnings. For debt securities for which credit-related OTTI is recognized in earnings, the difference between the new cost basis and the cash flows expected to be collected is accreted into interest income over the remaining life of the security in a prospective manner based on the amount and timing of future principal cash flows as received.

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

At June 30, 2010, our Agency CMO’s totaled $70.9 million as compared to $117.1 million at June 30, 2009. Our private-label CMO’s totaled $44.1 million at June 30, 2010 as compared to $57.0 million at June 30, 2009. The $59.1 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency CMO’s. During fiscal 2010, we received principal payments totaling $9.2 million on our private-label CMO’s. At June 30, 2010, approximately $115.0 million or 98.2% (book value) of the Company’s MBS portfolio, including CMO’s were comprised of adjustable or floating rate investments, as compared to $174.1 million or 98.8% at June 30, 2009. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

The following tables set forth the amortized cost and estimated market values of the Company’s MBSs available for sale and held to maturity as of the periods indicated.

	2010	2009	2008
	(Dollars in Thousands)

MBS Available for Sale at June 30,

GNMA PCs	$2,019	$2,062	$2,101
CMOs – agency collateral	—	—	—

Total amortized cost	$2,019	$2,062	$2,101

Total estimated market value	$2,146	$2,075	$2,215

MBS Held to Maturity at June 30,

CMOs – agency collateral	$70,899	$117,133	$154,808
CMOs – single-family whole loan collateral	44,087	56,996	58,882

Total amortized cost	$114,986	$174,129	$213,690

Total estimated market value	$110,443	$166,695	$211,113

The Company believes that its present MBS available for sale allocation of $2.1 million or 1.83% of the carrying value of the MBS portfolio, in conjunction with other investment securities allocated as available for sale, is adequate to meet anticipated future liquidity requirements and to reposition its balance sheet and asset/liability mix should it wish to do so in the future.

The following table sets forth the amortized cost, contractual maturities and weighted average yields of the Company’s MBS, including CMOs, at June 30, 2010.

	One Year or Less	After One to Five Years	After Five to Ten Years	Over Ten Years	Total
	(Dollars in Thousands)

MBS Available for Sale	$—	$—	$—	$2,019	$2,019
	0.00%	0.00%	0.00%	7.73%	7.73%

MBS Held to Maturity	$—	$—	$—	$114,986	$114,986
	0.00%	0.00%	0.00%	1.39%	1.39%

Total	$—	$—	$—	$117,005	$117,005

Weighted average yield	0.00%	0.00%	0.00%	1.50%	1.50%

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of June 30, 2010. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

		Rating			Book Value (in thousands)	Estimated Fair Value (in thousands)
Cusip #	Security Description	S&P	Moody’s	Fitch
05949AN63	BOAMS 2005-1 1A7	N/A	Ba1	AAA	$2,685	$2,482
36242DE25	GSR 2005-3F 1A11	N/A	Baa3	AA	2,769	2,640
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	AA	871	813
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	AA	1,110	1,036
225458JZ2	CSFB 05-3 3A4	AAA	N/A	AAA	6,744	6,394
225458KE7	CSFB 2005-3 3A9	AAA	N/A	AAA	428	404
225458KE7	CSFB 2005-3 3A9	AAA	N/A	AAA	1,293	1,222
12669G3A7	CWHL 2005 16A8	NR	B2	A	1,236	1,029
12669G3A7	CWHL 2005 16A8	NR	B2	A	2,247	1,872
12669G3A7	CWHL 2005 16A8	NR	B2	A	3,076	2,563
12669G3A7	CWHL 2005 16A8	NR	B2	A	3,370	2,807
126694CP1	CWHL SER 21 A11	N/A	Caa1	B	5,341	5,070
126694KF4	CWHL SER 24 A15	CCC	N/A	B	1,532	1,532
126694KF4	CWHL SER 24 A15	CCC	N/A	B	3,062	3,062
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	2,914	2,476
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	4,079	3,467
126694MP0	CWHL SER 26 1A5	CCC	N/A	B	1,330	980

					$44,087	$39,849

The Company retained an independent third party to assist us in the determination of a fair value for each of our private-label CMO’s. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820 Fair Value measurements. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMO’s and there can be no assurance that any secondary market for private-label CMO’s will develop.

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

The Company’s investment activities are directly monitored by the Company’s Finance Committee under policy guidelines adopted by the Board of Directors. In recent years, the general objective of the Company’s investment policy has been to manage the Company’s interest rate sensitivity gap and generally to increase interest-earning assets. As reflected in the table below, the Company decreased its position of U.S. Government Agency obligations while increasing its portfolio of investment-grade corporate debt obligations. The Company purchased approximately $67.0 million of U.S. Government Agency obligations during fiscal 2010. During fiscal 2010, approximately $44.8 million of the Company’s callable U.S. Government Agency obligations were redeemed prior to maturity. Outstanding balances totaled $55.0 million or 35.9% of the total investment portfolio at June 30, 2010, as compared to $32.9 million or 26.6% of the total investment portfolio at June 30, 2009. At June 30, 2010, approximately $54.6 million or 99.3% of the Company’s U.S. Government Agency portfolio was comprised of U.S. Government Agency securities with longer-terms to maturity and optional principal redemption features (“callable bonds”).

The following tables set forth the amortized cost and estimated fair values of the Company’s investment securities portfolio at the dates indicated.

	2010	2009	2008
	(Dollars in Thousands)

Investment Securities Available for Sale at June 30,

Corporate debt obligations	$—	$—	$2
Foreign debt securities (1)	—	—	—
Commercial paper	—	—	7,492
Obligations of states and political subdivisions	—	—	—

Total amortized cost	—	—	7,494
Equity securities	—	500	500

Total amortized cost	$—	$500	$7,994

Total estimated fair value	$—	$493	$7,978

Investment Securities Held to Maturity at June 30,

Corporate debt obligations	$83,710	$74,065	$19,092
Foreign debt securities (1)	9,711	8,168	—
Commercial paper	—	—	—
U.S. Government agency securities	55,002	32,937	93,414
Obligations of states and political subdivisions	4,770	7,958	8,053

	153,193	123,128	120,559
FHLB stock	10,875	10,875	6,931

Total amortized cost	$164,068	$134,003	$127,490

Total estimated fair value	$168,254	$135,241	$128,986

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

Information regarding the amortized cost, contractual maturities and weighted average yields of the Company’s investment portfolio at June 30, 2010 is presented below.

	One Year or Less	After One to Five Years	After Five to Ten Years	Over Ten Years	Total

Investment Securities Held to Maturity

Corporate debt obligations	$42,131	$35,949	$5,630	$—	$83,710
	3.04%	4.46%	6.04%	0.00%	3.85%

Foreign debt securities (2)	$2,036	$7,675	$—	$—	$9,711
	2.17%	4.39%	0.00%	0.00%	3.92%

U.S. Government Agency securities	$—	$—	$26,949	$28,053	$55,002
	0.00%	0.00%	2.21%	2.95%	2.59%

Obligations of states and political subdivisions (1)	$1,070	$915	$—	$2,785	$4,770
	2.91%	7.86%	0.00%	7.70%	6.66%

Total	$45,237	$44,539	$32,579	$30,838	$153,193

Weighted average yield	2.99%	4.52%	2.87%	3.38%	3.49%

(1)

Tax exempt obligations of states and political subdivisions are calculated on a taxable equivalent basis utilizing a calculation that reflects the tax-exempt coupon, a 20% interest expense disallowance and a federal tax rate of 34%.

(2)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

Information regarding the amortized cost, earliest call dates and weighted average yield of the Company’s investment portfolio at June 30, 2010, is presented below. All Company investments in callable U.S. Government Agency bonds were classified as held to maturity at June 30, 2010.

	One Year or Less	After One to Five Years	After Five to Ten Years	Over Ten Years	Total

Corporate debt obligations	$42,131	$35,949	$5,630	$—	$83,710
	3.04%	4.46%	6.04%	0.00%	3.85%

Foreign debt securities (2)	$2,036	$7,675	$—	$—	$9,711
	2.17%	4.39%	0.00%	0.00%	3.92%

U.S. Government Agency securities	$51,946	$2,648	$—	$408	$55,002
	2.43%	6.06%	0.00%	0.88%	2.59%

Obligations of states and political subdivisions (1)	$1,759	$3,011	$—	$—	$4,770
	4.88%	7.69%	0.00%	0.00%	6.66%

Total	$97,872	$49,283	$5,630	$408	$153,193

Weighted average yield	2.73%	4.73%	6.04%	0.88%	3.49%

(1)

Tax exempt obligations of states and political subdivisions are calculated on a taxable equivalent basis utilizing a calculation that reflects the tax-exempt coupon, a 20% interest expense disallowance and a federal tax rate of 34%.

(2)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

At June 30, 2010, the Company had no securities classified as trading investment securities.

The following table sets forth information with respect to the investment securities, comprised solely of short-term commercial paper and corporate debt obligations, owned by the Company at June 30, 2010 which had a carrying value greater than 10% of the Company’s stockholders’ equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All corporate securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services.

Name of Issuer	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Marathon Oil Corporation	$3,615	$3,718
Detroit Edison Company	$3,376	$3,614
Verizon Communications, Inc.	$3,335	$3,376
Consumers Energy Company	$3,294	$3,576
Anheuser – Busch Inbev Worldwide, Inc.*	$3,162	$3,450
Kohl’s Corporation	$3,156	$3,197
Chugach Electric Association, Inc.	$3,093	$3,106
SABMiller PLC*	$3,046	$3,233
Wellpoint, Inc.	$3,030	$3,059
PNC Financial Services Group, Inc.	$3,000	$3,031
Commonwealth Edison Company	$2,980	$3,264
Union Pacific Corporation	$2,796	$2,941

	$37,883	$39,565

*	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

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

Deposits. The Company’s deposits totaled $201.9 million at June 30, 2010, as compared to $146.3 million at June 30, 2009. Certificates of deposit increased $52.2 million or 90.8% in fiscal 2010. Transaction accounts increased $2.8 million or 9.0% in fiscal 2010. Savings accounts increased $2.5 million or 7.5% and money market accounts decreased $1.7 million or 6.9% in fiscal 2010. In order to attract new and lower cost core deposits, the Company continued to promote a no minimum balance, “free”, checking account product and Internet Banking. Current deposit products include regular savings accounts, demand accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts and certificates of deposit ranging in terms from 30 days to 10 years. The Company’s deposit products also include Individual Retirement Account certificates (“IRA certificates”). The Company’s local deposits are obtained primarily from residents of northern Allegheny, southern Butler and eastern Beaver counties, Pennsylvania. The Company utilizes various marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. The Company also began utilizing the services of deposit brokers during fiscal 2010. At June 30, 2010, the Company had certificates of deposit insured through the CDARS One-Way Buy Program totaling $49.5 million, and other brokered CDs totaling $5.8 million.

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

In order to rebalance its short-term liability structure, and to partially finance its holdings of corporate debt and private label CMO securities, the Company began to utilize whole-sale deposits. The use of whole-sale deposits also allowed the Company to better match its corporate bond maturities and cash-flows from its private label CMO securities.

At June 30, 2010 the Company had outstanding $49.5 million of certificates issued through the CDARS One-Way Buy Program. Also at June 30, 2010, the Company had $5.8 million of other brokered CD’s. See Note 12, Notes to Consolidated Financial Statements included in the Annual Report. Included among these deposit products are certificates of deposit with negotiable interest rates and balances of $100,000 or more, which amounted to $64.4 million or 31.9% of the Company’s total deposits at June 30, 2010, as compared to $8.5 million or 5.8% at June 30, 2009.

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended June 30,
	2010	2009	2008
	(Dollars in Thousands)
Increase (decrease) before interest credited	$54,168	$(6,352)	$(13,204)
Interest credited	1,439	2,525	3,969

Net deposit increase (decrease)	$55,607	$(3,827)	$(9,235)

The following table sets forth maturities of the Company’s certificates of deposit of $100,000 or more at June 30, 2010, by time remaining to maturity.

Amounts
(Dollars in Thousands)
Three months or less	$7,941
Over three months through six months	2,442
Over six months through twelve months	52,595
Over twelve months	1,397

$64,375

The following table sets forth the average balances of the Company’s deposits and the average rates paid thereon for the past three years. Average balances were derived from daily average balances.

	At June 30,
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Regular savings and club accounts	$33,824	0.35%	$31,787	0.62%	$30,853	0.70%
NOW accounts	18,442	0.04	17,416	0.05	17,730	0.06
Money market deposit accounts	23,451	0.35	24,829	1.01	22,258	2.84
Certificate of deposit accounts	67,756	1.53	60,188	2.82	69,331	4.41
Escrows	584	1.54	667	1.65	703	1.56

Total interest-bearing deposits and escrows	144,057	0.87	134,887	1.60	140,875	2.79
Non-interest-bearing checking accounts	15,144	0.00	14,191	0.00	13,787	0.00

Total deposits and escrows	$159,201	0.79%	$149,078	1.45%	$154,662	2.54%

Borrowings. Borrowings are comprised of FHLB advances with various terms, FRB borrowings, and repurchase agreements with securities brokers with original maturities generally within 90 days. At June 30, 2010, borrowings totaled $122.0 million as compared to $238.9 million at June 30, 2009. The $116.9 million or 48.9% decrease was primarily due to repayments of $108.8 million of FRB short-term borrowings and $20.6 million of FHLB long-term advances, which were partially offset by a $12.5 million increase in other short-term borrowings. Funds to payoff the FRB and FHLB borrowings came from the use of the whole sale CDs through the brokered CD market and investment and mortgage-backed securities cash flows. Wholesale funding also provides the Company with a larger degree of control with respect to the term structure of its liabilities than traditional retail deposits. By utilizing brokered CDs and borrowings, as opposed to retail certificates of deposit, the Company also avoids the additional operating costs associated with increasing its branch network, and in the case of borrowings, associated federal deposit insurance premiums. For a detailed discussion of the Company’s asset and liability management activities, please see the “Quantitative and Qualitative Disclosures about Market Risk” section of the Company’s fiscal year 2010 Annual Report included as Exhibit 13.

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

Employees

The Company had 31 full-time employees and 17 part-time employees as of June 30, 2010. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

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

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The new law establishes an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect WVS and the Savings Bank. Regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of the Savings Bank:

•

A new independent consumer financial protection bureau will be established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like West View Savings Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier I capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through January 1, 2013.

•	The deposit insurance assessment base calculation will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•

The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of the Company:

•

The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•

The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•

Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•

A Separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder votes takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•

Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•

Stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of this issuer.

•

Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies, such as the Company, are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

FDIC Insurance Premiums. The Savings Bank currently pays deposit insurance premiums to the FDIC on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups which is based solely on the level of an institution’s capital - “well capitalized”, “adequately capitalized” and “undercapitalized”- which is defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act (“FDIA”), as discussed below.

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

On February 27, 2009, the FDIC: (1) adopted a final rule modifying the risk based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; (2) due to extraordinary circumstances, extended the period of the restoration plan to seven years; and (3) adopted an interim rule with request for comments imposing an emergency 20 basis point special assessment on June 30, 2009, which was collected on September 30, 2009, and allowing the FDIC’s Board of Directors to impose possible additional special assessments up to 10 basis points thereafter to maintain public confidence in the Deposit Insurance Fund.

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

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on cash insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment will not exceed 10 basis points times the institution’s assessment base for the second quarter of calendar 2009. The Company’s special assessment of $149 thousand was accrued as of June 30, 2009 and was collected on September 30, 2009.

On September 9, 2009, the FDIC approved a rule to finalize the deposit insurance coverage regulations to reflect the extension of the temporary increase in the SMDIA to $250,000 through December 31, 2013.

On September 29, 2009, the FDIC: (1) adopted an Amended Restoration Plan extending the Plan from seven to eight years; (2) maintained assessments rates at their current levels through the end of 2010; and (3) adopted a uniform 3 basis point increase in assessment rates effective January 1, 2011.

On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all 2010, 2011, and 2012, on December 31, 2009, along with each institution’s risk-based assessment for the third quarter of 2009. The Company’s Federal Deposit Insurance prepayment totaled $1.2 million.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which among other things, made permanent the current SMDIA of $250,000. The FDIC coverage limit applies per depositor, per insured depository institution, for each account ownership type.

On August 10, 2010, the FDIC adopted the final rule amending its insurance regulations and advertising regulations to conform with the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently increased the SMDIA from $100,000 to $250,000. This permanent increase in the SMDIA became effective July 22, 2010.

The Savings Bank is a “well capitalized” institution as of June 30, 2010.

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

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2010, the Savings Bank met each of its capital requirements.

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

The Small Business Job Protection Act of 1996, adopted in August 1996, generally (1) repealed the provision of the Code which authorized use of the percentage of taxable income method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (2) required that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period its applicable excess reserves. For a savings institution such as West View which is a “small bank”, as defined in the Code, generally this is the excess of the balance of its bad debt reserves as of the close of its last taxable year beginning before January 1, 1996, over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. Any recapture would be suspended for any tax year that began after December 31, 1995, and before January 1, 1998 (thus a maximum of two years), in which a savings institution originated an amount of residential loans which was not less than the average of the principal amount of such loans made by a savings institution during its six most recent taxable years beginning before January 1, 1996. The amount of tax bad debt reserves subject to recapture was approximately $1.2 million, which was recaptured ratably over a six-year period ending December 31, 2003. In accordance with ASC Topic 740, deferred income taxes have previously been provided on this amount, therefore no financial statement expense has been recorded as a result of this recapture. The Company’s supplemental bad debt reserve of approximately $3.8 million is not subject to recapture.

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

Audit by IRS. The Company’s consolidated federal income tax returns for taxable years through December 31, 2006, have been closed for the purpose of examination by the Internal Revenue Service.

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

The Company invests in mortgage-backed securities (“MBS”) including significant legacy positions in private label MBS (“PLMBS”) which could result in impairment charges.

The Company invests in MBS, including agency and private label MBS. These investments carry a significant amount of risk, relative to other investments within the Company’s portfolio. The total MBS portfolio accounts for 33.0% of the Company’s total assets and 17.3% of the Company’s total interest income. The PLMBS segment accounts for 12.4% of the Company’s total assets and 5.3% of the Company’s total interest income.

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

During fiscal 2010, the Company recorded a $194 thousand credit impairment charge and a $2.3 million non-credit unrealized holding loss (net of income tax effect of $1.2 million) to accumulated other comprehensive income.

During fiscal 2010, the level of delinquencies increased within the PLMBS portfolio. Continued deterioration in the mortgage and credit markets could result in additional other-than-temporary impairment charges in our legacy PLMBS which could negatively affect the Company’s financial condition, results of operations, or its capital position.

At June 30, 2010, the Company had investments in 36 positions that have identified accounting impairments, including 10 positions in PLMBS. Based on its analysis, the Company has concluded that two PLMBS are other-then-temporarily impaired, as discussed above, while the remaining securities portfolio has experienced unrealized losses and a decreased fair value due to interest rate volatility, illiquidity in the market place or credit deterioration in the U.S. mortgage markets.

See Note 6, Unrealized Losses on Securities, of the Notes to Consolidated Financial Statements.

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

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment will not exceed 10 basis points times the institution’s assessment base for the second quarter of calendar 2009. The Company’s special assessment of $149 thousand was accrued as of June 30, 2009 and was collected on September 30, 2009. Quarterly assessments paid by the Company for fiscal 2010 totaled $343 thousand as compared to $202 thousand for fiscal 2009. Any further special assessments or increases to quarterly assessment rates will adversely affect our earnings.

In addition, in November 2009 the FDIC adopted a rule requiring insured depository institutions to prepay on December 30, 2009 their estimated quarterly risk-based premiums for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. On December 30, 2009, the Company prepaid approximately $1.1 million in estimated quarterly assessment fees for the fourth quarter of 2009 through the fourth quarter of 2012.

Continued turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs intended to improve general economic conditions. The U.S. Department of the Treasury created the Capital Purchase Program under the Troubled Asset Relief Program, pursuant to which the Treasury Department provided additional capital to participating financial institutions through the purchase of preferred stock or other securities. Other measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Notwithstanding the actions of the United States and other governments, there can be no assurance that these efforts will be successful in restoring industry, economic or market conditions to their previous levels and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including WVS, are numerous and include:

•	worsening credit quality, leading among other things to increases in loan losses and reserves,

•	continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values,

•	capital and liquidity concerns regarding financial institutions generally,

•	limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or

•	recessionary conditions that are deeper or last longer than currently anticipated.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act that, among other things, imposes new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies. Among other things, the law creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market. The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. The federal preemption of state laws currently accorded federally chartered financial institutions will be reduced. In addition, regulation mandated by the new law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices which may have a material impact on our operations. Because the regulations under the new law have not been promulgated, we cannot determine the full impact on our business and operations at this time.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2010.

Description/Address	Leased/Owned

McCandless Office	Owned
9001 Perry Highway
Pittsburgh, PA 15237

West View Boro Office	Owned
456 Perry Highway
Pittsburgh, PA 15229

Cranberry Township Office	Owned
20531 Perry Highway
Cranberry Township, PA 16066

Sherwood Oaks Office	Leased(1)
100 Norman Drive
Cranberry Township, PA 16066

Bellevue Boro Office	Leased(2)
572 Lincoln Avenue
Pittsburgh, PA 15202

Franklin Park Boro Office	Owned
2566 Brandt School Road
Wexford, PA 15090

(1)	The Company operates this office out of a retirement community. The lease is for a period of 21 months ending in December 2011.
(2)	The lease is for a period of 10 years ending in November 2016.

Item 3.	Legal Proceedings.

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

On September 15, 2010 Oral Arguments are scheduled for this case before the United States Court of Appeals for the Third Circuit.

The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b)	Not applicable.

Item 4.	(Removed and Reserved).

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information required herein is incorporated by reference from page 63 of the Company’s 2010 Annual Report to Stockholders included as Exhibit 13 (“2010 Annual Report”).

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended June 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that may yet be Repurchased Under the Plans or Programs (2)
04/01/10 - 04/30/10	0	—	0	45,060
05/01/10 - 05/31/10	0	—	0	45,060
06/01/10 - 06/30/10	3,315	$10.50	3,315	41,475
Total	3,315	$10.50	3,315	41,475

(1)	All shares indicated were purchased under the Company’s Tenth Stock Repurchase Program.
(2)	Tenth Stock Repurchase Program
(a)	Announced January 29, 2009.
(b)	106,000 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 41,745 shares remaining to be purchased at June 30, 2010.
(e)	Not applicable.

Item 6.	Selected Financial Data.

The information required herein is incorporated by reference from pages 2 to 3 of the Company’s 2010 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required herein is incorporated by reference from pages 4 to 14 of the Company’s 2010 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required herein is incorporated by reference from pages 14 to 20 of the Company’s 2010 Annual Report.

Item 8.	Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 21 to 62 of the Company’s 2010 Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in its reports filed and submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Management’s assessment of internal control over financial reporting for the fiscal year ended June 30, 2010 is included in Item 8.

Accountants Report. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, 2009 has been audited by S R Snodgrass, A.C., an independent registered public accounting firm, as stated in its report included in Item 8.

Changes in Internal Controls Over Financial Reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from pages 2 to 7 of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders dated September 14, 2010 (“Proxy Statement”).

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

Keith A. Simpson. Age 53. Mr. Simpson has been Treasurer of the Company and the Savings Bank since April 2003 and Vice President and Chief Accounting Officer of the Company and the Savings Bank since November 2002. Previously, Mr. Simpson was Controller and Assistant Treasurer of the Savings Bank since October 1995. In October 2008, Mr. Simpson filed personal bankruptcy under Chapter 7 of the U.S. Bankruptcy Code, which was discharged in February 2009.

Bernard P. Lefke. Age 59. Mr. Lefke has been Vice President of Savings of the Savings Bank since February 1991. Previously, Mr. Lefke was an Assistant Vice President and Branch Manager of the Savings Bank since 1981.

Item 11.	Executive Compensation.

The information required herein is incorporated by reference from pages 10 to 13 of the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The security ownership of certain beneficial owners and management information required herein is incorporated by reference from pages 8 to 9 of the Company’s Proxy Statement.

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of June 30, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	125,127	$16.20	27,481

Equity compensation plans not approved by security holders	—	—	—

Total	125,127	$16.20	27,481

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from pages 4 and 13 of the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required herein is incorporated by reference from page 14 to 15 of the Company’s Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	The following documents are filed as part of this report and are incorporated herein by reference from the Company’s 2010 Annual Report.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheet at June 30, 2010 and 2009.

Consolidated Statement of Income for the Years Ended June 30, 2010, 2009 and 2008.

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended June 30, 2010, 2009 and 2008.

Consolidated Statement of Cash Flows for the Years Ended June 30, 2010, 2009 and 2008.

Notes to the Consolidated Financial Statements.

(2)

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission (“SEC”) are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Description	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 1, 2007.

3.2	Amended and Restated By-Laws	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 28, 2009.

4	Stock Certificate of WVS Financial Corp.	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.1	WVS Financial Corp. Amended and Restated Recognition Plans and Trusts for Executive Officers, Directors and Key Employees *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.2	WVS Financial Corp. 1993 Directors’ Stock Option Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.3	WVS Financial Corp. Employee Stock Ownership Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.4	Amended West View Savings Bank Employee Profit Sharing Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.5	Amended and Restated Employment Agreement between WVS Financial Corp., West View Savings Bank and David Bursic *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.6	Amended and Restated Directors Deferred Compensation Program *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.7	WVS Financial Corp. 2008 Stock Incentive Plan *	Incorporated by reference from the Definitive Proxy Statement filed by the Company with the SEC on September 26, 2008.

13	2010 Annual Report to Stockholders	Filed herewith

14.1	Ethics Policy	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

No.	Description	Location
14.2	Code of Ethics for Senior Financial Officers	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

21	Subsidiaries of the Registrant – Reference is made to Item 1. “Business” for the required information	Page 3

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Accounting Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Accounting Officer	Filed herewith

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

September 14, 2010	By:	/s/ David J. Bursic
David J. Bursic
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David J. Bursic
David J. Bursic, Director, President and Chief Executive Officer	September 14, 2010
(Principal Executive Officer)

/s/ Keith A. Simpson
Keith A. Simpson, Vice President, Treasurer and Chief Accounting Officer	September 14, 2010
(Principal Accounting Officer)

/s/ David L. Aeberli
David L. Aeberli,	September 14, 2010
Chairman of the Board of the Directors

/s/ John W. Grace
John W. Grace, Director	September 14, 2010

/s/ Jonathan D. Hoover
Jonathan D. Hoover, Director and Senior Vice President	September 14, 2010

/s/ Lawrence M. Lehman
Lawrence M. Lehman, Director	September 14, 2010

/s/ Margaret VonDerau
Margaret VonDerau, Director	September 14, 2010