Form 10-Q
period 2010-09-30
WVS FINANCIAL CORP
filed 2010-11-04
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Shares outstanding as of November 3, 2010: 2,057,930 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	September 30, 2010	June 30, 2010
Assets
Cash and due from banks	$667	$438
Interest-earning demand deposits	1,047	1,760

Total cash and cash equivalents	1,714	2,198
Certificates of deposit	7,357	8,605
Trading assets	—	—
Investment securities held-to-maturity (fair value of $138,802 and $157,379)	134,465	153,193
Mortgage-backed securities available-for-sale (amortized cost of $2,008 and $2,019)	2,141	2,146
Mortgage-backed securities held-to-maturity (fair value of $98,055 and $110,443)	98,973	114,986
Net loans receivable (allowance for loan losses of $654 and $645)	56,707	56,315
Accrued interest receivable	2,076	2,430
Federal Home Loan Bank stock, at cost	10,875	10,875
Premises and equipment	652	679
Prepaid FDIC insurance premium	769	855
Deferred tax assets (net)	1,546	1,533
Other assets	669	853

TOTAL ASSETS	$317,944	$354,668

Liabilities and Stockholders’ Equity
Liabilities:
Savings Deposits:
Non-interest-bearing accounts	$12,983	$14,828
NOW accounts	18,225	18,792
Savings accounts	34,535	35,137
Money market accounts	22,753	22,797
Certificates of deposit	103,728	109,624
Advance payments by borrowers for taxes and insurance	253	744

Total savings deposits	192,477	201,922
Federal Home Loan Bank advances: long-term	84,500	109,500
Other short-term borrowings	10,000	12,510
Accrued interest payable	724	837
Other liabilities	2,709	2,104

TOTAL LIABILITIES	290,410	326,873

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none Issued	—	—
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued	38	38
Additional paid-in capital	21,420	21,415
Treasury stock: 1,744,391 and 1,747,706 shares at cost, respectively	(26,690)	(26,690)
Retained earnings, substantially restricted	35,000	35,270
Accumulated other comprehensive loss	(2,234)	(2,238)

TOTAL STOCKHOLDERS’ EQUITY	27,534	27,795

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$317,944	$354,668

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans	$882	$1,102
Investment securities	1,275	1,328
Mortgage-backed securities	425	583
Certificates of deposit	38	185
Interest-earning demand deposits	1	1

Total interest and dividend income	2,621	3,199

INTEREST EXPENSE:
Deposits	286	376
Federal Home Loan Bank advances	1,451	1,795
Federal Reserve Bank short-term borrowings	—	40
Other short-term borrowings	6	2

Total interest expense	1,743	2,213

NET INTEREST INCOME	878	986
PROVISION FOR LOAN LOSSES	9	3

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	869	983

NON-INTEREST INCOME:
Service charges on deposits	58	77
Gains on trading assets	—	1
Other	67	75

Total non-interest income	125	153

NON-INTEREST EXPENSE:
Salaries and employee benefits	470	487
Occupancy and equipment	83	78
Data processing	61	60
Correspondent bank service charges	21	24
Deposit insurance premium	91	79
Other	179	182

Total non-interest expense	905	910

INCOME BEFORE INCOME TAXES	89	226
INCOME TAX EXPENSE	30	55

NET INCOME	$59	$171

EARNINGS PER SHARE:
Basic	$0.03	$0.08
Diluted	$0.03	$0.08

AVERAGE SHARES OUTSTANDING:
Basic	2,057,930	2,070,085
Diluted	2,057,930	2,070,085

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (loss)	Total
Balance at June 30, 2010	$38	$21,415	$(26,690)	$35,270	$(2,238)	$27,795

Comprehensive income:

Net Income				59		59
Other comprehensive income:
Unrealized holding gains on securities, net of income tax effect of $ 2					4	4

Comprehensive income						63

Expense of stock options awarded		5				5

Cash dividends declared
($0.16 per share)				(329)		(329)

Balance at September 30, 2010	$38	$21,420	$(26,690)	$35,000	$(2,234)	$27,534

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES

Net income	$59	$171
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	9	3
Depreciation	27	25
Accretion of discounts, premiums and deferred loan fees	493	298
Trading gains	—	(1)
Purchase of trading securities	—	(995)
Proceeds from sale of trading securities	—	996
(Increase) decrease in deferred income taxes	(13)	20
Decrease in accrued interest receivable	354	349
Decrease in accrued interest payable	(113)	(39)
Increase in deferred director compensation payable	2	1
Decrease of prepaid federal deposit insurance premium	86	—
(Decrease) increase in Transaction Account Clearing Balance payable to Federal Reserve	637	(147)
Other, net	154	(111)

Net cash provided by operating activities	1,695	570

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	(3,749)	—
Proceeds from repayments of investments and mortgage-backed securities	3,751	10
Held-to-maturity:
Purchases of investment securities	(2,970)	(14,729)
Proceeds from repayments of investments	21,216	19,367
Proceeds from repayments of mortgage-backed securities	16,019	21,441
Purchases of certificates of deposit	—	(100)
Maturities/redemptions of certificates of deposit	1,245	6,288
(Increase) decrease in net loans receivable	(407)	17
Acquisition of premises and equipment	—	(27)

Net cash provided by investing activities	35,105	32,267

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	September 30,
	2010	2009
FINANCING ACTIVITIES

Net (decrease) increase in transaction and savings accounts	$(3,058)	$4,793
Net decrease in certificates of deposit	(5,800)	(1,747)
Net decrease in advance payments by borrowers for taxes and insurance	(491)	(504)
Net decrease in brokered CDs	(2,100)	—
Net increase in CDARS one-way buy CDs	2,004	—
Repayments of Federal Home Loan Bank long-term advances	(25,000)	—
Net decrease in Federal Reserve Bank short-term borrowings	—	(53,500)
Net decrease in other short-term borrowings	(2,510)	—
Cash dividends paid	(329)	(331)

Net cash used for financing activities	(37,284)	(51,289)

Decrease in cash and cash equivalents	(484)	(18,452)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,198	21,828

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,714	$3,376

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$1,856	$2,251
Income taxes	—	—

Non-cash items:
Due to Federal Reserve Bank	$1,767	$677

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission. This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.

3. EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended September 30,
	2010	2009

Weighted average common shares issued	3,805,636	3,805,636
Average treasury stock shares	(1,747,706)	(1,735,551)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,057,930	2,070,085
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,057,930	2,070,085

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At September 30, 2010, there were 125,127 options outstanding with an average exercise price of $16.20 which were anti-dilutive for the three month period. At September 30, 2009 there were 125,127 options outstanding with an average exercise price of $16.20 which were anti-dilutive for the three month period.

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

During the three month periods ended September 30, 2010 and 2009, the Company recorded $6 thousand and $5 thousand, respectively, in compensation expense related to our share-based compensation awards. As of September 30, 2010, there was approximately $67 thousand of unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009. That cost is expected to be recognized over the next four years.

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

Assumptions
Volatility	7.49%	to	11.63%
Interest Rates	2.59%	to	3.89%
Dividend Yields	3.94%	to	4.02%
Weighted Average Life (in years)	10	to	10

The Company had 89,035 non-vested stock options outstanding at September 30, 2010, and 122,519 unvested stock options outstanding at September 30, 2009. There were no stock options issued during the three months ended September 30, 2010 and 2009.

5. COMPREHENSIVE INCOME

Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

	Three Months Ended September 30,
	2010		2009
	(Dollars in Thousands)

Net income		$59		$171
other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities without Other Than Temporary Impairment (“OTTI”)	$6		$(5)

Other comprehensive (loss) income before tax	6		(5)
Income tax (benefit) expense related to other comprehensive (loss) income	2		(2)

Other comprehensive (loss) income net of tax		4		(3)

Comprehensive income		$63		$168

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
September 30, 2010
HELD TO MATURITY
U.S. government agency securities	$35,015	$243	$(3)	$35,255
Corporate debt securities	85,507	3,342	(2)	88,847
Foreign debt securities (1)	9,660	567	—	10,227
Obligations of states and political subdivisions	4,283	190	—	4,473

Total	$134,465	$4,342	$(5)	$138,802

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2010
HELD TO MATURITY
U.S. government agency securities	$55,002	$403	$(5)	$55,400
Corporate debt securities	83,710	3,090	(6)	86,794
Foreign debt securities (1)	9,711	482	—	10,193
Obligations of states and political subdivisions	4,770	222	—	4,992

Total	$153,193	$4,197	$(11)	$157,379

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

There were no recorded realized investment securities gains during the quarters ended September 30, 2010 and September 30, 2009.

The amortized cost and fair values of debt securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
HELD TO MATURITY
Amortized cost	$47,539	$43,876	$27,219	$15,831	$134,465
Fair value	47,842	46,773	28,071	16,116	138,802

Investment securities with amortized costs of $15.7 million and $28.7 million and fair values of $15.8 million and $29.0 million at September 30, 2010 and June 30, 2010, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities (“MBS”) include mortgage pass-through certificates (“PCs”) and collateralized mortgage obligations (“CMOs”). With a pass-through security, investors own an undivided interest in the pool of mortgages that collateralize the PCs. Principal and interest is passed through to the investor as it is generated by the mortgages underlying the pool. PCs and CMOs may be insured or guaranteed by Freddie Mac (“FHLMC”), Fannie Mae (“FNMA”) and the Government National Mortgage Association (“GNMA”). CMOs may also be privately issued with varying degrees of credit enhancements. A CMO reallocates mortgage pool cash flow to a series of bonds (called traunches) with varying stated maturities, estimated average lives, coupon rates and prepayment characteristics.

The Company’s CMO portfolio is comprised of two segments: CMO’s backed by U.S. Government Agencies (“Agency CMO’s”) and CMO’s backed by single-family whole loans not guaranteed by a U.S. Government Agency (“Private-Label CMO’s”).

At September 30, 2010, the Company’s Agency CMO’s totaled $59.0 million as compared to $70.9 million at June 30, 2010. The Company’s private-label CMO’s totaled $40.0 million at September 30, 2010 as compared to $44.1 million at June 30, 2010. The $16.0 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency CMO’s totaling $11.9 million, and $4.1 million in repayments on our private-label CMO’s. During the three months ended September 30, 2010, the Company received principal payments totaling $4.1 million on its private-label CMO’s. At September 30, 2010, approximately $99.0 million or 97.9% (book value) of the Company’s MBS portfolio, including CMO’s were comprised of adjustable or floating rate investments, as compared to $115.0 million or 98.2% at June 30, 2010. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of September 30, 2010. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

		At September 30, 2010
		Rating			Book Value (in thousands)	Fair Value (in thousands)
Cusip #	Security Description	S&P	Moody’s	Fitch
05949AN63	BOAMS 2005-1 1A7	N/A	Ba1	AAA	$2,488	$2,351
36242DE25	GSR 2005-3F 1A11	N/A	Baa3	AA	2,327	2,277
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	AA	834	793
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	AA	1,063	1,012
225458JZ2	CSFB 05-3 3A4	AAA	N/A	A	5,814	5,643
225458KE7	CSFB 2005-3 3A9	AAA	N/A	A	378	365
225458KE7	CSFB 2005-3 3A9	AAA	N/A	A	1,143	1,103
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	1,123	1,011
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	2,043	1,839
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	2,797	2,518
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	3,064	2,758
126694CP1	CWHL SER 21 A11	N/A	Caa1	CCC	5,341	5,937
126694KF4	CWHL SER 24 A15	CCC	N/A	CCC	1,357	1,565
126694KF4	CWHL SER 24 A15	CCC	N/A	CCC	2,713	3,128
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	2,602	2,354
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	3,643	3,296
126694MP0	CWHL SER 26 1A5	CCC	N/A	B	1,250	1,040

					39,980	38,990

The Company retained an independent third party to assist it in the determination of a fair value for each of its private-label CMO’s. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any party could purchase the securities. There is currently no active secondary market for private-label CMO’s and there can be no assurance that any secondary market for private-label CMO’s will develop. The private-label CMO portfolio had two previously recorded Other Than Temporary Impairments at September 30, 2010. No additional other than temporary impairments were identified during the quarter ended September 30, 2010.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The amortized cost and fair values of mortgage-backed securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
September 30, 2010
AVAILABLE FOR SALE

Government National Mortgage Association certificates	$2,008	$133	$—	$2,141

Total	$2,008	$133	$—	$2,141

HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$58,993	$87	$(15)	$59,065
Private-label	39,980	1,219	(2,209)	38,990

Total	$98,973	$1,306	$(2,224)	$98,055

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2010
AVAILABLE FOR SALE

Government National Mortgage Association certificates	$2,019	$127	$—	$2,146

Total	$2,019	$127	$—	$2,146

HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$70,899	$71	$(376)	$70,594
Private-label	44,087	—	(4,238)	39,849

Total	$114,986	$71	$(4,614)	$110,443

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair value of mortgage-backed securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)

AVAILABLE FOR SALE
Amortized cost	$—	$—	$—	$2,008	$2,008
Fair value	—	—	—	2,141	2,141

HELD TO MATURITY
Amortized cost	$—	$—	$—	$98,973	$98,973
Fair value	—	—	—	98,055	98,055

At September 30, 2010 and June 30, 2010, mortgage-backed securities with an amortized cost of $61.0 million and $81.4 million and fair values of $61.2 million and $80.8 million, were pledged to secure borrowings with the Federal Home Loan Bank.

8. UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2010 and June 30, 2010.

	September 30, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)

U.S. government agencies securities	$—	$—	$400	$(3)	$400	$(3)
Corporate debt securities	691	(2)	—	—	691	(2)
Collateralized mortgage obligations:
Agency	1,433	(1)	17,837	(14)	19,270	(15)
Private-label	—	—	28,360	(2,209)	28,360	(2,209)

Total	$2,124	$(3)	$46,597	$(2,226)	$48,721	$(2,229)

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
U.S. government agencies securities	$—	$—	$404	$(5)	$404	$(5)
Corporate debt securities	3,893	(6)	—	—	3,893	(6)
Collateralized mortgage obligations:
Agency	15,607	(116)	33,065	(260)	48,672	(376)
Private-label	—	—	39,849	(4,238)	39,849	(4,238)

Total	$19,500	$(122)	$73,318	$(4,503)	$92,818	$(4,625)

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

The following table presents a roll-forward of the credit loss component of the amortized cost of mortgage-backed securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. The beginning balance represents the credit loss component for mortgage-backed securities for which OTTI occurred prior to adoption of the guidance of ASC Topic 320-10-69. OTTI recognized in earnings for credit impaired mortgage-back securities is presented as additions in two components based upon whether the current period is the first time the mortgage-backed security was credit-impaired (initial credit impairment) or is not the first time the mortgage-backed security was credit impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes that the Company will be required to sell previously credit-impaired mortgage-backed securities. Additionally, the credit loss component is reduced if the Company receives cash flows

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in excess of what the Company expected to receive over the remaining life of the credit impaired mortgage-backed securities, the security matures or is fully written down. Changes in the credit loss component of credit impaired mortgage-backed securities were as follows for the three month period ended September 30, 2010:

Three Months Ended September 30, 2010
(In thousands)

Beginning balance	$194
Initial credit impairment	—
Subsequent credit impairment	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—
Reductions for securities sold	—
Reduction for increase in cash flows expected to be collected	—

Ending Balance	$194

During the three months ended September 30, 2010, the Company recorded no credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income.

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

In conjunction with the adoption of ASC Topic 820 effective June 30, 2009, the Company retained an independent third party to assist it with the private label CMO portfolio OTTI assessment. The independent third party utilized certain assumptions for producing the cash flow analyses used in the OTTI assessment. Key assumptions would include interest rates, expected market participant spreads and discount rates, housing prices, projected future delinquency levels and assumed loss rates on any liquidated collateral.

The Company reviewed the independent third party’s assumptions used in the September 30, 2010 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that two private-label CMO’s in the portfolio had an Other Than Temporary Impairment at September 30, 2010.

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

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has investments in 23 positions that are impaired at September 30, 2010, including 10 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that two private-label CMO’s are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. GAAP established a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

The following tables present the assets reported on the consolidated balance sheet at their fair value as of September 30, 2010 and June 30, 2010, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2010
	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Mortgage-backed securities available for sale:
GNMA certificates	$—	$2,141	$—	$2,141

Total	$—	$2,141	$—	$2,141

	June 30, 2010
	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Mortgage-backed securities available for sale:
GNMA certificates	$—	$2,146	$—	$2,146

Total	$—	$2,146	$—	$2,146

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2010
	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Mortgage-backed securities held to maturity:
Collateralized mortgage obligations – private-label	$—	$—	$9,411	$9,411

Total	$—	$—	$9,411	$9,411

	June 30, 2010
	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Mortgage-backed securities held to maturity:
Collateralized mortgage obligations – private-label	$—	$—	$9,935	$9,935

Total	$—	$—	$9,935	$9,935

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

The following table represents the changes in the Level III fair-value category for the three month period ended September 30, 2010. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation model for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly.

Changes in fair value measurements using significant unobservable inputs (Level III) during the quarter ended September 30, 2010 are detailed in the following table.

Private-label Mortgage-backed securities Held-to-maturity September 30, 2010
Beginning balance – July 1, 2010	$9,935
Total net realized/unrealized losses
Included in earnings
Net realized losses on securities held-to-maturity	—
Included in other comprehensive income	—
Transfers into Level III	—
Other – paydowns received	(524)

Ending balance – September 30, 2010	$9,411

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	September 30, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,714	$1,714	$2,198	$2,198
Certificates of deposit	7,357	7,357	8,605	8,605
Investment securities	134,465	138,802	153,193	157,379
Mortgage-backed securities	101,114	100,196	117,132	112,589
Net loans receivable	56,707	61,645	56,315	60,403
Accrued interest receivable	2,076	2,076	2,430	2,430
FHLB stock	10,875	10,875	10,875	10,875

FINANCIAL LIABILITIES
Deposits	$192,477	$192,920	$201,922	$202,275
FHLB advances – long term	84,500	86,970	109,500	113,721
Other short-term borrowings	10,000	10,000	12,510	12,510
Accrued interest payable	724	724	837	837

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

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Securities, Mortgage-Backed Securities, and FHLB Stock

The fair value of investment and mortgage-backed securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities. For discussion of valuation of private-label CMOs, see Note 8 “Unrealized Losses on Securities”. Since the FHLB stock is not actively traded on a secondary market and held exclusively by member financial institutions, the estimated fair market value approximates the carrying amount.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2010.

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

FINANCIAL CONDITION

The Company’s assets totaled $317.9 million at September 30, 2010, as compared to $354.7 million at June 30, 2010. The $36.8 million or 10.4% decrease in total assets was primarily comprised of a $18.7 million or 12.2% decrease in investment securities – held to maturity, a $16.0 million or 13.9% decrease in mortgage-backed securities (MBS) held to maturity, and a $1.2 million or 14.5% decrease in FDIC insured certificates of deposit. The decrease in investment securities – held to maturity was primarily due to $20.0 million of issuer redemptions prior to maturity (i.e. calls) of U.S. Government agency bonds, $3.7 million of maturities of investment grade foreign bonds, $500 thousand of early redemptions of tax-free municipal bonds, $378 thousand of repayments on investment grade corporate utility first mortgage bonds, and $332 thousand of maturities of investment grade corporate bonds, which were partially offset by purchases of $3.7 million of fixed rate investment grade foreign bonds and $3.0 million of floating rate investment grade corporate bonds. The decrease in mortgage-backed securities – held to maturity was due to paydowns on the Company’s mortgage-backed securities portfolio. The decrease in FDIC insured certificates of deposit was due to $1.2 million in redemptions of bank certificates of deposit. The Company has chosen to reduce its overall investment portfolio due to a marked decline in market interest rates and a narrowing of investment spreads. See “Asset and Liability Management”.

The Company’s total liabilities decreased $36.5 million or 11.2% to $290.4 million as of September 30, 2010 from $326.9 million as of June 30, 2010. The $36.5 million decrease in total liabilities was primarily comprised of a $25.0 million or 22.8% decrease in long-term FHLB advances, a $9.5 million or 4.7% decrease in total savings deposits, and a $2.5 million or 20.1% decrease in other short-term borrowings, which were partially offset by a $605 thousand or 28.8% increase in other liabilities. The decrease in long– term FHLB advances was funded primarily by investment cash flows received during the three months ended September 30, 2010. Certificates of deposit decreased $5.9 million, demand and NOW deposits decreased $2.4 million, savings accounts decreased $602 thousand, advance payments by borrowers for taxes and insurance decreased $491 thousand and money market accounts decreased $44 thousand. The decrease in certificates of deposits is a result of certificates of deposit for a local government unit maturing during the quarter. The decrease in demand and NOW deposits relates to lower overall transaction account balances. Management believes that the changes in demand deposits, savings accounts and advance payments by borrowers for taxes and insurance were primarily attributable to seasonal payments of local, county and school real estate taxes.

Total stockholders’ equity decreased $261 thousand or 0.9% to $27.5 million as of September 30, 2010, from approximately $27.8 million as of June 30, 2010. Capital expenditures for cash dividends totaled $329 thousand which, was partially offset by net income of $59 thousand for the three months ended September 30, 2010.

RESULTS OF OPERATIONS

General. WVS reported net income of $59 thousand or $0.03 earnings per share (basic and diluted) for the three months ended September 30, 2010. Net income decreased by $112 thousand or 65.5% and earnings per share (basic and diluted) decreased $0.05 or 62.5% for the three months ended September 30, 2010, when compared for the same period in 2009. The decrease in net income was primarily attributable to a $108 thousand decrease in net interest income, a $28 thousand decrease in non-interest income, and a $6 thousand increase in provisions for loan losses, which were partially offset by a $25 thousand decrease in income tax expense, and a $5 thousand decrease in non-interest expenses.

Net Interest Income. The Company’s net interest income decreased by $108 thousand or 11.0% for the three months ended September 30, 2010, when compared to the same period in 2009. The decrease in net interest income is attributable to a $578 thousand decrease in interest income, which was partially offset by a $470 thousand decrease in interest expense. The decrease in interest income was primarily due to lower rates of interest earned on financial assets during the quarter ended September 30, 2010 when compared to the same period in 2009. The decrease in interest expense was primarily attributable to the payoff of FHLB long-term borrowings, lower rates and pay downs on short-term borrowings and lower rates paid on deposits during the quarter ended September 30, 2010, when compared to the same period in 2009.

Interest Income. Interest on net loans receivable decreased $220 thousand or 20.0% for the three months ended September 30, 2010, when compared to the same period in 2009. The decrease for the three months ended September 30, 2010 was primarily attributable to a decrease of 141 basis points in the weighted average yield earned on net loans receivable for the three months ended September 30, 2010, when compared to the same period in 2009, and a $1.0 million decrease in the average balance of net loans receivable outstanding, when compared to the same period in 2009. The decrease in the average loan balance of net loans receivable outstanding for the three months ended September 30, 2010 was attributable in part to increased levels of loan payoffs on single-family first mortgage and junior lien loan products. The Company has limited its origination of longer-term fixed rate loans for its portfolio to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

Interest on mortgage-backed securities decreased $158 thousand or 27.1% for the three months ended September 30, 2010 when compared to the same period in 2009. The decrease for the three months ended September 30, 2010 was primarily attributable to a $40.9 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding and a $12.2 million decrease in the average balance of private label mortgage-backed securities outstanding, which were partially offset by a 9 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities and a 16 basis point increase in the weighted average yield earned on private label mortgage-backed securities for the three months ended September 30, 2010, when compared to the same period in 2009. The decrease in the average balances of mortgage-backed securities during the three months ended September 30, 2010 was attributable to principal paydowns of mortgage-backed securities during the period. The increase in yield is attributable to slightly higher LIBOR interest rates in the quarter ended September 30, 2010 when compared to the same period in 2009.

Interest on FDIC insured bank certificates of deposit decreased $147 thousand or 79.5% for the three months ended September 30, 2010, when compared to the same period in 2009. The decrease for the three months ended September 30, 2010 was primarily attributable to a $13.7 million decrease in the average portfolio balance of certificates of deposit and a 151 basis point decrease in the weighted average yield earned when compared to the same period in 2009. The Company began investing in FDIC insured certificates of deposit during the quarter ended March 31, 2008 due to relatively attractive yields in this investment sector. The certificates have remaining maturities ranging from one to fifteen months. Due to decreases in yields in this investment sector, the Company has decided to not reinvest in certificates of deposit and let the portfolio decrease through maturities and early issuer redemptions.

Interest on investment securities decreased by $53 thousand or 4.0% for the three months ended September 30, 2010, when compared to the same period in 2009. The decrease for the three months ended September 30, 2010 was primarily attributable to $50 thousand decrease in interest income on tax-free municipal bonds and a $27 thousand decrease in interest on corporate and foreign bonds, which were partially offset by a $31 thousand increase in interest income on callable U.S. Government agency bonds.

Dividends on FHLB stock were $0 for the three months ended September 30, 2010 and September 30, 2009. This was attributable to the Federal Home Loan Bank of Pittsburgh’s suspension of dividends on its common stock. In December 2008, the FHLB of Pittsburgh announced that it was suspending payments of dividends and redemptions of excess capital stock from members. The FHLB’s stated purpose of these actions is to build retained earnings to ensure adequate regulatory capital.

Interest Expense. Interest paid on FHLB advances decreased $344 thousand or 19.2% for the three months ended September 30, 2010, when compared to the same period in 2009. The decrease for the three months ended September 30, 2010 was primarily attributable to a $23.0 million decrease in the average balance of FHLB long-term advances, when compared to the same period in 2009, and a 10 basis point decrease in the weighted average yield paid on FHLB long-term advances. The decreases in the average balances of FHLB long-term borrowings were due to the maturity of two FHLB long-term borrowings.

Interest expense on deposits and escrows decreased $90 thousand or 23.9% for the three months ended September 30, 2010, when compared to the same period in 2009. The decrease in interest expense on deposits for the three months ended September 30, 2010 was primarily attributable to an 127 basis point decrease in the weighted average rate paid on time deposits, and a 19 basis point decrease in the weighted average yield paid on savings accounts, which were partially offset by a $49.9 million increase in the average balance of time deposits when compared to the same period in 2009. The decrease in average yields of time deposits and savings accounts reflects lower market rates for the three months ended September 30, 2010 while the change in average balances for time deposits is a result of the Bank’s participation in brokered CD programs.

Interest paid on FRB short-term borrowings decreased $40 thousand or 100.0% for the three months ended September 30, 2010, when compared to the same period in 2009. The decrease for the three months ended September 30, 2010 was attributable to the payoff of all FRB short-term Term Auction Facility borrowings. The FRB terminated the Term Auction Facility in April 2010.

Interest paid on other short-term borrowings increased $4 thousand or 200.0% for the three months ended September 30, 2010, when compared to the same period in 2009. The increase for the three months ended September 30, 2010 was primarily attributable to a $4.6 million increase in average balances of other short-term borrowings during the period. The increase in average balances of other short-term borrowings is attributable to more favorable short-term borrowing rates offered by the brokers as compared to FHLB short-term borrowings.

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

Provisions for loan losses increased $6 thousand or 200.0% for the three months ended September 30, 2010, when compared to the same period in 2009. At September 30, 2010, the Company’s total allowance for loan losses amounted to $654 thousand or 1.1% of the Company’s total loan portfolio, as compared to $645 thousand or 1.1% at June 30, 2010.

Non-Interest Income. Non-interest income decreased by $28 thousand or 18.3% for the three months ended September 30, 2010, when compared to the same period in 2009. The decrease for the three months ended September 30, 2010 was primarily attributable to decreases in service fee income on deposit accounts and ATM fee income.

Non-Interest Expense. Non-interest expense decreased $5 thousand or 0.5% for the three months ended September 30, 2010, when compared to the same period in 2009. The decrease for the three months ended September 30, 2010 was principally attributable to a $17 thousand decrease in employee related expenses, which was partially offset by a $12 thousand increase in Federal Deposit Insurance expense.

Income Tax Expense. Income tax expense decreased $25 thousand or 45.5% for the three months ended September 30, 2010, when compared to the same period in 2009. The decrease for the three months ended September 30, 2010 was primarily due to lower levels of taxable income when compared to the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.7 million during the three months ended September 30, 2010. Net cash provided by operating activities was primarily comprised of a $637 thousand increase in transaction account clearing funds due to the FRB, $493 thousand in amortizations of premiums and deferred loan fees, a $354 thousand decrease in accrued interest receivable.

Funds provided by investing activities totaled $35.1 million during the three months ended September 30, 2010. Primary sources of funds during the three months ended September 30, 2010, included maturities and repayments of investment securities, mortgage-backed securities and certificates of deposit totaling $25.0 million, $16.0 million and $1.2 million, respectively, which were partially offset by purchases of investments totaling $6.7 million and a $407 thousand increase in net loans receivable.

Funds used for financing activities totaled $37.3 million for the three months ended September 30, 2010. The primary uses included a $25.0 million decrease in FHLB long-term advances, a $9.4 million decrease in total deposits, a $2.5 million decrease in other short-term borrowings, and $329 thousand in cash dividends paid on the Company’s common stock. The decrease in FHLB long-term advances reflects paydowns on matured high cost FHLB legacy advances. The $9.4 million decrease in total deposits consisted of a $5.9 million decrease in time deposits, a $2.4 million decrease in demand and NOW deposits, a $602 thousand decrease in passbook accounts, a $491 thousand decrease in mortgage escrow accounts and a $44 thousand decrease in money market accounts. The decrease in time deposits is primarily due to the maturity of certificates of deposit for a local government unit. The decreases in demand and NOW deposits, passbook accounts and mortgage escrow accounts were due primarily to the payments of local property taxes by and for customers. Management believes that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB and FRB advances and other borrowings. During the quarter ended September 30, 2010, the Savings Bank issued $2.0 million of certificates of deposit through the CDARS One-Way Buy Program, at a fixed rate of interest of 0.27% to mature on December 16, 2010. Certificates of deposit scheduled to mature in one year or less at September 30, 2010 totaled $91.2 million. At September 30, 2010, the Savings Bank had outstanding $51.5 million of certificates issued through the CDARS One-Way Buy Program. CDARS CD’s totaling $43 million reprice on a monthly basis at LIBOR plus 14 basis points and mature on April 7, 2011. CDARS CD’s totaling $6.5 million mature on April 14, 2011 and carry a fixed rate of interest at 0.60%, and the remaining $2.0 million of CDARS CD’s mature on December 16, 2010 and carry a fixed rate of interest of 0.27%. Management believes that a significant portion of our local maturing deposits will remain with the Company. Management intends to repay a portion of the maturing wholesale CD’s with investment and MBS cash flows during fiscal 2011. The remaining wholesale CD’s will either be rolled over or replaced with borrowings depending upon market conditions.

At September 30, 2010, the Savings Bank also had $3.7 million of other brokered CD’s which carried fixed rates of interest ranging from 0.40% to 0.60% with various maturities through July 19, 2011. During the quarter ended September 30, 2010, approximately $2.3 million of other brokers CD’s matured.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At September 30, 2010, total approved loan commitments outstanding amounted to approximately $50 thousand. At the same date, commitments under unused lines of credit amounted to $5.0 million and the unadvanced portion of construction loans approximated $8.7 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and FRB and other borrowings, to provide the cash utilized in investing activities. During the quarter ended March 31, 2010, the Company began to utilize whole-sale deposits in order to rebalance it’s short-term liability structure. The use of whole-sale deposits also allows the Company to match its corporate bond maturities and cash-flows from its private-label CMO securities. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On October 26, 2010, the Company’s Board of Directors declared a cash dividend of $0.04 per share payable November 24, 2010, to shareholders of record at the close of business on November 15, 2010. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

Recently, the Savings Bank learned the results of a targeted regulatory visitation and review of the Savings Bank’s asset quality, earnings performance and capital protection. The review was primarily related to the Savings Bank’s private label mortgage-backed securities portfolio as a result of the previously reported downgrades of certain PLMBS within the Savings Bank’s investment portfolio by one or more national rating agencies. In connection with the regulatory review, the Savings Bank agreed to take certain actions to monitor and improve related asset quality in relation to regulatory capital. These actions include: additional documentation and monitoring procedures relating to its assessment of other than temporary impairment and market (fair) value estimates, the submission of a capital plan to its regulators, and to seek prior non-objection from its banking regulators for any dividends payable by the Savings Bank to the Company. The Company has made similar commitments to the Federal Reserve. The Company previously announced and reported a reduction of its quarterly cash dividend from $0.16 to $0.04 per share along with the suspension of common stock repurchases under its stock repurchase program. The Company believes that these actions demonstrate its commitment to serve as a source of strength to the Savings Bank and are appropriate in light of today’s economic environment. The Company believes that its liquidity is strong with liquid assets totaling approximately $1.4 million. This level of liquidity could support operating expenses and the current dividend for about two and one-half years without any dividend income from the Savings Bank. Dividends are subject to declaration by the Board of Directors, which take into account the Company’s financial condition, earnings, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of September 30, 2010, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $29.8 million or 14.2% and $30.5 million or 14.5%, respectively, of total risk-weighted assets, and Tier I leverage capital of $29.8 million or 8.60% of average quarterly assets.

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

The Company’s nonperforming assets at September 30, 2010 totaled approximately $1.4 million or 0.4% of total assets as compared to $1.7 million or 0.5% of total assets at June 30, 2010. Nonperforming assets at September 30, 2010 consisted of: five single-family real estate loans totaling $1.0 million, two home equity lines of credit totaling $359 thousand and one fixed rate home equity loan totaling $33 thousand. These loans are in various stages of collection activity.

The $238 thousand decrease in nonperforming assets during the three months ended September 30, 2010 was attributable to the reclassification to performing status of one single family real estate loan totaling $286 thousand, which was partially offset by the classification non-performing status: one single family real estate loan totaling $15 thousand and one home equity loan totaling $33 thousand.

During the three months ended September 30, 2010, approximately $23 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the three months ended September 30, 2010. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

Since December 2007 and into fiscal 2011, the global economy remained in the worst recession since the end of World War II. Many factors contributed to the recession, including: the failure, or near failure, of major financial institutions, marked declines in housing sales and prices, significant defaults in mortgage payments (particularly in the subprime sector), disruptions in global financial market liquidity, declining stock markets and increased volatility in the bond, commodity and equity markets.

As the various markets began to unravel, historical relationships between bonds, commodities and equities continued to diverge. This divergence created additional market volatility as market participants attempted to rebalance their portfolios. The world’s central banks continued to intervene in order to stabilize markets, at varying times and with varying degrees of success. The degree of co-ordination and timing between central banks varied due to differing perceptions of the problem and disparate impacts within a particular country’s economy. For example, the U.S. economy began to recover at a very slow and uneven rate. Domestic unemployment remained high which continued to impact the housing markets. Several governments within the Eurozone have experienced difficulty in managing their fiscal budgets. During the quarter, many central banks, including the Federal Reserve, have begun a second phase of quantitative losing – the purchase of various government bonds – to lower market interest rates further and to stimulate aggregate demand.

Throughout the three months ended September 30, 2010, the Company continued to adjust its asset/liability management tactics in two ways. First, we substantially increased our Tier 1 capital to average assets ratio from 8.21% at June 30, 2010 to 8.60% at September 30, 2010. We accomplished this primarily by reducing both Company assets and borrowings. With market interest rates at historical lows, we believed that the risks of maintaining a leveraged balance sheet far exceed the additional potential income that could be earned. Second, we reduced overall borrowings and changed the composition of our wholesale funding sources. We reduced our overall borrowings by $27.5 million. Short-term borrowings were reduced by $2.5 million and legacy FHLB long-term borrowings were reduced by $25.0 million. We also utilized two sources of wholesale funding: the CDARS One-Way Buy Program and the limited use of other deposit brokers. We believe that the CDARS One-Way Buy

Program made financial sense because it allows us to issue CDs that price monthly using the same LIBOR index used by our floating-rate MBS. The CDARS CD’s, along with the other brokered CD’s, also allow us to better match cash flow from our maturing corporate bond investments and monthly principal repayments from the MBS portfolio.

Looking ahead, we continue to believe that our net interest income will improve in fiscal year 2011 primarily through the reduction of interest expense on long-term fixed rate legacy FHLB advances. Our legacy long-term fixed rate FHLB advances, taken out a number of years ago when interest rates were higher, will mature as shown below.

Quarter Ended	Amount/$MM	Weighted Avg. Rate
12/31/10	$35.0	5.44%
03/31/11	$10.0	4.99%
06/30/11	$17.0	5.28%

We expect to repay a substantial portion of these legacy long-term FHLB advances as they mature, and to reprice any amounts not repaid at much lower rates of interest.

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

During the quarter ended September 30, 2010, intermediate and long-term market interest rates fell considerably. Many central banks, including the Federal Reserve began a second phase of quantitative losing to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates. In response to these market conditions, the Company reduced the overall level of both assets and liabilities. Asset levels were reduced in light of considerably lower market yields and narrowing credit spreads. Borrowings were reduced by utilizing investment cash flow and to lower related interest expense. These actions also allowed us to increase our risk-based capital ratios.

The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, and March 31, 2010, June 30, 2010 and September 30, 2010. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment and mortgage-backed securities portfolios for the three months ended September 30, 2010, totaled $4.3 million, $25.0 million and $16.0 million, respectively. Due to stagnant global interest rates and Treasury yields we continued to reduce our overall borrowed funds position. The Company continued to rebalance its investment portfolio by using proceeds from calls of U.S. Government agency bonds, repayments on its mortgage-backed securities and maturities of bank certificates of deposit to paydown borrowings. This strategy has allowed the Company to improve its liquidity posture while managing overall interest rate risk and strengthening our regulatory capital ratios.

Due to the term structure of market interest rates, historically low long-term mortgage interest rates, weakness in the economy, an excess supply of existing homes available for sale, and lower levels of housing starts, the Company continued to reduce its portfolio originations of long-term fixed rate mortgages while continuing to offer such loans on a correspondent basis. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank’s market area. We expect that the housing market will continue to be weak throughout fiscal 2011. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans (primarily on residential properties), and commercial loans on business assets to partially increase interest income while limiting credit and interest rate risk. The Company has also offered higher yielding commercial and small business loans to existing customers and seasoned prospective customers.

During the three months ended September 30, 2010, principal investment purchases were comprised of: fixed-rate investment grade foreign bonds - $3.7 million with a weighted average yield of 1.13%; and floating rate investment grade corporate bonds - $3.0 million with a weighted average yield of 1.16%.

Major investment proceeds received during the three months ended September 30, 2010 were: callable U.S. Government agency bonds - $20.0 million with a weighted average yield of approximately 2.88%; investment grade foreign bonds - $3.7 million with a weighted average yield of approximately 1.13%; tax-free municipal bonds - $500 thousand with a weighted average taxable equivalent yield of approximately 2.38%; investment grade corporate utility first mortgage bonds - $378 thousand with a weighted average yield of approximately 5.83%; and investment grade corporate bonds - $332 thousand with a weighted average yield of 3.72%. The Company also had $1.2 million in FDIC insured bank certificates of deposit redeemed with a weighted average yield of approximately 1.96%.

As of September 30, 2010, the implementation of these asset and liability management initiatives resulted in the following:

1)	$99.0 million or 42.0% of the Company’s investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

2)	$81.6 million or 34.6% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less - $6.4 million or 7.9%; 3 – 12 months - $36.1 million or 44.2%; 1 – 2 years - $15.1 million or 18.5%; 2 – 3 years - $9.3 million or 11.4%; 3 – 5 years - $9.4 million or 11.5%; and over 5 years - $5.3 million or 6.5%;

3)	$32.0 million or 13.6% of the Company’s investment portfolio was comprised of callable U.S. Government Agency step-up bonds which are callable within 1 – 8 months. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

4)	$7.4 million or 2.3% of the Company’s total assets consisted of FDIC insured bank certificates of deposit with remaining maturities ranging from one to fifteen months;

5)	$2.6 million or 1.1% of the Company’s investment portfolio was comprised of fixed-rate callable U.S. Government Agency bonds which are callable as follows: one year or less - $2.6 million. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

6)	$3.9 million or 1.7% of the Company’s investment portfolio consisted of investment grade floating-rate corporate bonds which will reprice within three months and will mature within sixteen to twenty eight months;

7)	An aggregate of $31.2 million or 55.1% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months; and

8)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less - $45.0 million or 47.6%; 3 – 12 months - $32.0 million or 33.9%; 3 – 5 years - $5.0 million or 5.3%; and over 5 years - $12.5 million or 13.2%.

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

	September 30, 2010	June 30,
		2010	2009
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$248,173	$243,519	$326,316
Interest-bearing liabilities maturing or repricing within one year	219,608	248,813	228,295

Interest sensitivity gap	$28,565	$(5,294)	$98,021

Interest sensitivity gap as a percentage of total assets	8.98%	-1.49%	23.37%
Ratio of assets to liabilities maturing or repricing within one year	113.01%	97.87%	142.94%

During the three months ended September 30, 2010, the Company managed its one year interest sensitivity gap by: (1) Repaying $25.0 million of maturing legacy FHLB long-term debt; and (2) Issuing $2.0 million of fixed rate CDARS CDs to offset maturities of other brokered CD’s and to align corporate bond maturities and expected MBS cashflows.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at September 30, 2010. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cummulative Gap ($’s)	$11,464	$9,925	$5,444	$28,092	$37,187	$39,242	$28,690
% of Total Assets	3.6%	3.1%	1.7%	8.8%	11.7%	12.3%	9.0%
Base Case Up 100 bp
Cummulative Gap ($’s)	$12,484	$11,791	$8,592	$32,532	$41,900	$43,745	$28,690
% of Total Assets	3.9%	3.7%	2.7%	10.2%	13.2%	13.8%	9.0%
Base Case No Change
Cummulative Gap ($’s)	$44,049	$44,823	$28,565	$39,828	$49,783	$49,354	$28,690
% of Total Assets	13.9%	14.1%	9.0%	12.5%	15.7%	15.5%	9.0%
Base Case Down 100 bp
Cummulative Gap ($’s)	$44,182	$45,074	$28,964	$40,288	$50,146	$49,354	$28,690
% of Total Assets	13.9%	14.2%	9.1%	12.7%	15.8%	15.5%	9.0%
Base Case Down 200 bp
Cummulative Gap ($’s)	$44,186	$45,107	$29,085	$40,500	$50,373	$49,518	$28,690
% of Total Assets	13.9%	14.2%	9.1%	12.7%	15.8%	15.6%	9.0%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2010. This analysis was done assuming that the interest-earning assets will average approximately $241 million and $182 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at September 30, 2010. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	September 30, 2011					September 30, 2010
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-5.6%	-3.0%	-	20.2%	31.5%	-2.4%	-1.5%	-	14.8%	20.5%
Return on average equity	2.65%	2.98%	3.36%	5.77%	7.07%	3.75%	3.87%	4.06%	5.99%	6.71%
Return on average assets	0.38%	0.43%	0.48%	0.83%	1.03%	0.43%	0.44%	0.47%	0.64%	0.71%
Market value of equity (in thousands)						$26,208	$26,002	$26,258	$26,716	$26,572

The Company’s three months earnings were adversely impacted by low market interest rates. This period of low interest rates is expected to continue throughout fiscal 2011. During fiscal 2010 and the first three months of fiscal 2011, we better positioned our balance sheet and franchise by reducing borrowings, avoiding low yielding assets, and increasing our Tier l leverage ratio to 8.60%.

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2010.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$4,234
6.60%

Adjustable rate	$4,503
4.48%

Undisbursed lines of credit
Adjustable rate	$4,968
3.71%

Loan origination commitments
Fixed rate	$50
5.50%

Letters of credit
Adjustable rate	$430
4.25%

$14,185

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2010, the Savings Bank had one performance standby letter of credit outstanding totaling approximately $142 thousand and two financial letters of credit totaling $288 thousand. All performance letters of credit are secured by developed property while the financial letters of credit are secured by certificates of deposit. All of the letters of credit will mature within seven months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934).

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on this assessment, management believes that, as of September 30, 2010, the Company’s internal control over financial reporting was effective.

(b)	No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

On September 28, 2010 the United States Court of Appeals for the Third Circuit vacated Judge McVerry’s orders and remanded the case to the U.S. District Court for further proceedings.

The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

ITEM 1A.	Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended September 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs [2]
07/01/10 – 07/31/10	0	$—	0	41,745
08/01/10 – 08/31/10	0	$—	0	41,745
09/01/10 – 09/30/10	0	$—	0	41,745
Total	0	$—	0	41,745

(1)	All shares indicated were purchased under the Company’s Tenth Stock Repurchase Program.
(2)	Tenth Stock Repurchase Program

(a)	Announced January 29, 2009.

(b)	106,000 common shares approved for repurchase.

(c)	No fixed date of expiration.

(d)	This program has not expired and has 41,745 shares remaining to be repurchased at September 30, 2010.

(e)	Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

(a)	Not applicable.

(b)	Not applicable.

ITEM 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

November 4, 2010	BY:	/S/ DAVID J. BURSIC
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

November 4, 2010	BY:	/S/ KEITH A. SIMPSON
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)