Form 10-Q
period 2010-12-31
WVS FINANCIAL CORP
filed 2011-02-09
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Shares outstanding as of February 9, 2011: 2,057,930 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	December 31, 2010	June 30, 2010
Assets
Cash and due from banks	$661	$438
Interest-earning demand deposits	1,425	1,760

Total cash and cash equivalents	2,086	2,198
Certificates of deposit	7,005	8,605
Investment securities available-for-sale (amortized cost of $100 and $0)	99	—
Investment securities held-to-maturity (fair value of $120,509 and $157,379)	117,208	153,193
Mortgage-backed securities available-for-sale (amortized cost of $1,997 and $2,019)	2,128	2,146
Mortgage-backed securities held-to-maturity (fair value of $74,443 and $110,443)	74,048	114,986
Net loans receivable (allowance for loan losses of $661 and $645)	54,794	56,315
Accrued interest receivable	1,994	2,430
Federal Home Loan Bank stock, at cost	10,332	10,875
Premises and equipment	631	679
Prepaid FDIC insurance premium	658	855
Deferred tax assets (net)	1,408	1,533
Other assets	546	853

TOTAL ASSETS	$272,937	$354,668

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$13,594	$14,828
NOW accounts	19,361	18,792
Savings accounts	35,559	35,137
Money market accounts	23,096	22,797
Certificates of deposit	87,468	109,624
Advance payments by borrowers for taxes and insurance	477	744

Total savings deposits	179,555	201,922
Federal Home Loan Bank advances: long-term	49,500	109,500
Other short-term borrowings	13,950	12,510
Accrued interest payable	567	837
Other liabilities	1,466	2,104

TOTAL LIABILITIES	245,038	326,873

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none Issued	—	—
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued	38	38
Additional paid-in capital	21,426	21,415
Treasury stock: 1,747,706 and 1,747,706 shares at cost, respectively	(26,690)	(26,690)
Retained earnings, substantially restricted	35,132	35,270
Accumulated other comprehensive loss	(2,007)	(2,238)

TOTAL STOCKHOLDERS’ EQUITY	27,899	27,795

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$272,937	$354,668

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans	$837	$926	$1,718	$2,028
Investment securities	1,096	1,496	2,372	2,823
Mortgage-backed securities	324	529	749	1,111
Certificates of deposit	34	127	72	312
Interest-earning demand deposits	1	—	2	2

Total interest and dividend income	2,292	3,078	4,913	6,276

INTEREST EXPENSE:
Deposits	252	316	538	692
Federal Home Loan Bank advances	816	1,797	2,267	3,592
Federal Reserve Bank short-term borrowings	—	45	—	85
Other short-term borrowings	8	2	14	4

Total interest expense	1,076	2,160	2,819	4,373

NET INTEREST INCOME	1,216	918	2,094	1,903
PROVISION (RECOVERY) FOR LOAN LOSSES	7	(9)	16	(6)

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	1,209	927	2,078	1,909

NON-INTEREST INCOME:
Service charges on deposits	65	69	122	147
Gains on trading assets	—	—	—	1
Investment securities gains	—	1	—	1
Other than temporary impairment losses	—	—	—	—
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—

Net impairment loss recognized in earnings	—	—	—	—
Other	89	63	157	137

Total non-interest income	154	133	279	286

NON-INTEREST EXPENSE:
Salaries and employee benefits	474	486	944	974
Occupancy and equipment	79	75	162	153
Data processing	63	60	125	120
Correspondent bank service charges	22	23	43	46
Deposit insurance premium	116	73	207	152
Other	286	209	464	390

Total non-interest expense	1,040	926	1,945	1,835

INCOME BEFORE INCOME TAXES	323	134	412	360
INCOME TAX EXPENSE	108	1	139	56

NET INCOME	$215	$133	$273	$304

EARNINGS PER SHARE:
Basic	$0.10	$0.06	$0.13	$0.15
Diluted	$0.10	$0.06	$0.13	$0.15

AVERAGE SHARES OUTSTANDING:
Basic	2,057,930	2,068,932	2,057,930	2,069,508
Diluted	2,057,930	2,068,932	2,057,930	2,069,508

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (loss)	Total
Balance at June 30, 2010	$38	$21,415	$(26,690)	$35,270	$(2,238)	$27,795

Comprehensive income:

Net Income				273		273
Other comprehensive income:
Non-credit unrealized holding gains on securities with OTTI, net of income tax effect of $ 118					228	228
Change in unrealized holding gains on securities, net of income tax effect of $ 1					3	3

Comprehensive income						504

Expense of stock options awarded	—	11				11

Cash dividends declared ($0.20 per share)				(411)		(411)

Balance at December 31, 2010	$38	$21,426	$(26,690)	$35,132	$(2,007)	$27,899

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2010	2009
OPERATING ACTIVITIES

Net income	$273	$304
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision (recovery) for loan losses	16	(6)
Depreciation	55	50
Investment securities gains	—	(1)
Accretion of discounts, premiums and deferred loan fees	940	618
Trading gains	—	(1)
Purchase of trading securities	—	(995)
Proceeds from sale of trading securities	—	996
(Increase) decrease in deferred income taxes	(111)	60
Decrease in prepaid/accrued income taxes	147	53
Decrease (increase) in accrued interest receivable	436	(210)
Decrease in accrued interest payable	(270)	(88)
Increase in deferred director compensation payable	1	2
Decrease (payment) of prepaid federal deposit insurance premium	197	(1,182)
(Decrease) increase in Transaction Account Clearing Balance payable to Federal Reserve	(665)	3
Other, net	314	(72)

Net cash provided by (used for) operating activities	1,333	(469)

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	(9,347)	—
Proceeds from repayments of investments and mortgage-backed securities	9,262	21
Proceeds from sales of investments	—	501
Held-to-maturity:
Purchases of investment securities	(23,856)	(58,521)
Purchases of mortgage-backed securities	—	(8,242)
Proceeds from repayments of investments	58,916	36,094
Proceeds from repayments of mortgage-backed securities	41,296	32,223
Purchases of certificates of deposit	(2,732)	(9,656)
Maturities/redemptions of certificates of deposit	4,327	20,214
Decrease (increase) in net loans receivable	1,491	(2,005)
Redemption of FHLB stock	543	—
Acquisition of premises and equipment	(7)	(32)

Net cash provided by investing activities	79,893	10,597

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2010	2009
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$56	$2,511
Net decrease in certificates of deposit	(7,825)	(4,008)
Net decrease in advance payments by borrowers for taxes and insurance	(267)	(261)
Net decrease in brokered CDs	(3,588)	—
Net decrease in CDARS one-way buy CDs	(10,743)	—
Repayments of Federal Home Loan Bank long-term advances	(60,000)	—
Net increase in FHLB short-term advances	—	5,000
Net decrease in Federal Reserve Bank short-term borrowings	—	(31,400)
Net increase in other short-term borrowings	1,440	—
Cash dividends paid	(411)	(662)
Funds used for purchase of treasury stock	—	(63)

Net cash used for financing activities	(81,338)	(28,883)

Decrease in cash and cash equivalents	(112)	(18,755)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,198	21,828

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,086	$3,073

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$3,089	$4,461
Income taxes	$—	$4

Non-cash items:
Unfunded Security Commitments	$—	$964
Due to Federal Reserve Bank	$465	$821
Educational Improvement Tax Credit	$—	$32

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later and did not have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company has presented the necessary disclosures in Note 9 herein.

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

In August 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission. This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.

In September 2010, the FASB issued ASU 2010-25, Plan Accounting – Defined Contribution Pension Plans. The amendments in this ASU require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this update are effective for fiscal years ending after December 15, 2010 and are not expected to have a significant impact on the Company’s financial statements.

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Weighted average common shares outstanding	3,805,636	3,805,636	3,805,636	3,805,636

Average treasury stock shares	(1,747,706)	(1,736,704)	(1,747,706)	(1,736,128)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,057,930	2,068,932	2,057,930	2,069,508

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,057,930	2,068,932	2,057,930	2,069,508

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At December 31, 2010, there were 124,824 options outstanding with an average exercise price of $16.20 which were anti-dilutive for the three and six month periods. At December 31, 2009 there were 125,127 options outstanding with an average exercise price of $16.20 which were anti-dilutive for the three and six month periods.

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

During the six month periods ended December 31, 2010 and 2009, the Company recorded $11 thousand and $11 thousand, respectively, in compensation expense related to our share-based compensation awards. As of December 31, 2010, there was approximately $61 thousand of unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009. That cost is expected to be recognized over the next three years.

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

The Company had 79,035 non-vested stock options outstanding at December 31, 2010, and 105,019 unvested stock options outstanding at December 31, 2009. There were no stock options issued during the six months ended December 31, 2010 and 2009.

5.	COMPREHENSIVE INCOME

Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2010		2009		2010		2009

Net income		$215		$133		$273		$304
Other comprehensive income (loss):
Unrealized (losses) gains on available for sale securities without OTTI	$(2)		$(5)		$4		$(10)
Unrealized gains on securities with OTTI – Held to maturity	346		—		346		—
Less:
Reclassification adjustment for gain included in net income	—		1		—		1

Other comprehensive income (loss) before tax	344		(4)		350		(9)
Income tax (expense) benefit related to other comprehensive income (loss)	118		(1)		119		(3)

Other comprehensive income (loss) net of tax		226		(3)		231		(6)

Comprehensive income		$441		$130		$504		$298

6.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2010
AVAILABLE FOR SALE
Obligations of states and political subdivisions	$100	$—	$(1)	$99

Total	$100	$—	$(1)	$99

HELD TO MATURITY
U.S. government agency securities	$26,931	$133	$(140)	$26,924
Corporate debt securities	77,686	2,694	(2)	80,378
Foreign debt securities (1)	8,694	466	—	9,160
Obligations of states and political subdivisions	3,897	150	—	4,047

Total	$117,208	$3,443	$(142)	$120,509

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2010
AVAILABLE FOR SALE
NONE

HELD TO MATURITY
U.S. government agency securities	$55,002	$403	$(5)	$55,400
Corporate debt securities	83,710	3,090	(6)	86,794
Foreign debt securities (1)	9,711	482	—	10,193
Obligations of states and political subdivisions	4,770	222	—	4,992

Total	$153,193	$4,197	$(11)	$157,379

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

During the six months ended December 31, 2010, and December 31, 2009, realized investment securities gains totaled $0 thousand and $1 thousand, respectively.

The amortized cost and fair values of debt securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$100	$—	$—	$—	$100
Fair value	99	—	—	—	99

HELD TO MATURITY
Amortized cost	$39,004	$49,931	$11,241	$17,032	$117,208
Fair value	39,126	52,366	11,912	17,105	120,509

Investment securities with amortized costs of $14.7 million and $28.7 million and fair values of $14.7 million and $29.0 million at December 31, 2010 and June 30, 2010, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.

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

At December 31, 2010, the Company’s Agency CMO’s totaled $42.9 million as compared to $70.9 million at June 30, 2010. The Company’s private-label CMO’s totaled $31.2 million at December 31, 2010 as compared to $44.1 million at June 30, 2010. The $40.9 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency CMO’s totaling $28.0 million and $13.3 million in repayments on our private-label CMO’s which were partially offset by $228 thousand of non-credit unrealized holding gains on private-label CMO’s with OTTI. During the six months ended December 31, 2010, the Company received principal payments totaling $13.3 million on its private-label CMO’s. At December 31, 2010, approximately $74.0 million or 97.2% (book value) of the Company’s MBS portfolio, including CMO’s, were comprised of adjustable or floating rate investments, as compared to $115.0 million or 98.2% at June 30, 2010. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of December 31, 2010. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

		At December 31, 2010
		Rating			Book Value	Fair Value
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)	(in thousands)
05949AN63	BOAMS 2005-1 1A7	N/A	Ba1	AAA	$1,707	$1,648
36242DE25	GSR 2005-3F 1A11	N/A	Baa3	AA	1,717	1,690
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	AA	584	566
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	AA	744	722
225458JZ2	CSFB 05-3 3A4	AAA	N/A	A	4,188	4,090
225458KE7	CSFB 2005-3 3A9	AAA	N/A	A	293	285
225458KE7	CSFB 2005-3 3A9	AAA	N/A	A	886	861
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	829	785
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	1,508	1,428
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	2,065	1,955
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	2,261	2,141
126694CP1	CWHL SER 21 A11	N/A	Caa1	CCC	5,104	5,842
126694KF4	CWHL SER 24 A15	CCC	N/A	CCC	1,250	1,406
126694KF4	CWHL SER 24 A15	CCC	N/A	CCC	2,499	2,811
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	1,834	1,727
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	2,568	2,418
126694MP0	CWHL SER 26 1A5	CCC	N/A	B	1,140	937

					$31,177	$31,312

The Company retains an independent third party to assist it in the determination of a fair value for each of its private-label CMO’s. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMO’s and there can be no assurance that any secondary market for private-label CMO’s will develop. The private-label CMO portfolio had two previously recorded Other Than Temporary Impairments at December 31, 2010. During the three and six months ending December 31, 2010, the Company recorded $346 thousand of non-credit unrealized holding gains on two of its private-label CMO’s with OTTI due to principal repayments. No additional other than temporary impairments were identified during the quarter ended December 31, 2010.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The amortized cost and fair values of mortgage-backed securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2010
AVAILABLE FOR SALE

Government National Mortgage Association certificates	$1,997	$131	$—	$2,128

Total	$1,997	$131	$—	$2,128

HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$42,871	$271	$(11)	$43,131
Private-label	31,177	1,207	(1,072)	31,312

Total	$74,048	$1,478	$(1,083)	$74,443

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2010
AVAILABLE FOR SALE

Government National Mortgage Association certificates	$2,019	$127	$—	$2,146

Total	$2,019	$127	$—	$2,146

HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$70,899	$71	$(376)	$70,594
Private-label	44,087	—	(4,238)	39,849

Total	$114,986	$71	$(4,614)	$110,443

The amortized cost and fair value of mortgage-backed securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)

AVAILABLE FOR SALE
Amortized cost	$—	$—	$—	$1,997	$1,997
Fair value	—	—	—	2,128	2,128

HELD TO MATURITY
Amortized cost	$—	$—	$—	$74,048	$74,048
Fair value	—	—	—	74,443	74,443

At December 31, 2010 and June 30, 2010, mortgage-backed securities with an amortized cost of $25.6 million and $81.4 million and fair values of $26.0 million and $80.8 million, were pledged to secure borrowings with the Federal Home Loan Bank.

8.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2010 and June 30, 2010.

	December 31, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)

U.S. government agencies securities	$14,062	$(137)	$393	$(3)	$14,455	(140)
Corporate debt securities	6,415	(1)	683	(1)	7,098	(2)
Obligations of states and political subdivisions	99	(1)	—	—	99	(1)
Collateralized mortgage obligations:
Agency	1,664	(1)	14,325	(10)	15,989	(11)
Private-label	—	—	21,252	(1,072)	21,252	(1,072)

Total	$22,240	$(140)	$36,653	$(1,086)	$58,893	$(1,226)

	June 30, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)

U.S. government agencies securities	$—	$—	$404	$(5)	$404	$(5)
Corporate debt securities	3,893	(6)	—	—	3,893	(6)
Collateralized mortgage obligations:
Agency	15,607	(116)	33,065	(260)	48,672	(376)
Private-label	—	—	39,849	(4,238)	39,849	(4,238)

Total	$19,500	$(122)	$73,318	$(4,503)	$92,818	$(4,625)

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

The following table presents a roll-forward of the credit loss component of the amortized cost of mortgage-backed securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. The beginning balance represents the credit loss component for mortgage-backed securities for which OTTI occurred prior to adoption of the guidance of ASC Topic 320-10-69. OTTI recognized in earnings for credit impaired mortgage-back securities is presented as additions in two components based upon whether the current period is the first time the mortgage-backed security was credit-impaired (initial credit impairment) or is not the first time the mortgage-backed security was credit impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes that the Company will be required to sell previously credit-impaired mortgage-backed securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what the Company expected to receive over the remaining life of the credit impaired mortgage-backed securities, the security matures or is fully written down. Changes in the credit loss component of credit impaired mortgage-backed securities were as follows for the three and six month periods ended December 31, 2010:

	Three Months Ended December 31, 2010	Six Months Ended December 31, 2010
(In thousands)

Beginning balance	$194	$194
Initial credit impairment	—	—
Subsequent credit impairment	—	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reduction for increase in cash flows expected to be collected	—	—

Ending Balance	$194	$194

During the quarter ended December 31, 2010, the Company recorded no credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income.

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

The Company reviewed the independent third party’s assumptions used in the December 31, 2010 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that two private-label CMO’s in the portfolio had an Other Than Temporary Impairment at December 31, 2010. During the three and six months ending December 31, 2010, the Company recorded $228 thousand of non-credit unrealized holding gains on the two private-label CMO’s with OTTI due to principal repayments.

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

The Company has investments in 30 positions that are impaired at December 31, 2010, including 10 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that two private-label CMO’s are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of December 31, 2010 and June 30, 2010 (in thousands).

	December 31, 2010			June 30, 2010
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
December 31, 2010
First mortgage loans:
1 – 4 family dwellings	$16,492	$—	$16,492	$17,247	$—	$17,247
Construction	14,450	—	14,450	15,059	—	15,059
Land acquisition & development	2,514	—	2,514	2,718	—	2,718
Multi-family dwellings	5,499	—	5,499	5,636	—	5,636
Commercial	8,293	—	8,293	7,635	—	7,635
Consumer Loans
Home equity	2,006	—	2,006	2,190	—	2,190
Home equity lines of credit	2,619	—	2,619	2,676	—	2,676
Other	260	—	260	280	—	280
Commercial Loans	3,375	—	3,375	3,585	—	3,585

	$55,508	$—	$55,508	$57,026	$—	$57,026

Less: Deferred loan fees	53			66

Total	$55,455			$56,960

Impaired loans are commercial and commercial real estate loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances surrounding the loan and the borrower, including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.

The following table is a summary of the loans considered to be impaired as of December 31, 2010 and June 30, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Impaired loans with an allocated allowance	$—	$—	$—	$—
Impaired loans without an allocated allowance	—	—	—	—

Total impaired loans	$—	$—	$—	$—

Allocated allowance on impaired loans	$—	$—	$—	$—
Average impaired loans	—	—	—	106
Income recognized on impaired loans	—	—	—	28

Total nonaccrual loans and the related interest income recognized for the three and six months ended December 31, 2010 and December 31, 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Principal outstanding	$2,402	$1,620	$2,402	$1,620

Interest income that would have been recognized	57	42	81	53
Interest income recognized	17	5	18	11

Interest income foregone	$40	$37	$63	$42

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at December 31, 2010, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2010 and June 30, 2010 (in thousands):

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2010
First mortgage loans:
1 – 4 family dwellings	$15,472	$—	$—	$—	$—	$1,020	$16,492
Construction	13,426	—	—	—	—	1,024	14,450
Land acquisition & development	2,514	—	—	—	—	—	2,514
Multi-family dwellings	5,499	—	—	—	—	—	5,499
Commercial	8,293	—	—	—	—	—	8,293

Consumer Loans
Home equity	2,006	—	—	—	—	—	2,006
Home equity lines of credit	2,261	—	—	—	—	358	2,619
Other	260	—	—	—	—	—	260

Commercial Loans	3,375	—	—	—	—	—	3,375

	$53,106	$—	$—	$—	$—	$2,402	55,508

Less: Deferred loan fees							53

Total							$55,455

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due	Total Past Due	Non- Accrual	Total Loans
June 30, 2010
First mortgage loans:
1 – 4 family dwellings	$15,884	$56	$	$	$56	$1,307	$17,247
Construction	15,059	—	—	—	—	—	15,059
Land acquisition & development	2,718	—	—	—	—	—	2,718
Multi-family dwellings	5,636	—	—	—	—	—	5,636
Commercial	7,635	—	—	—	—	—	7,635

Consumer Loans
Home equity	2,156	34		—	34	—	2,190
Home equity lines of credit	2,167	150	—	—	150	359	2,676
Other	280	—	—	—	—	—	280

Commercial Loans	3,585	—	—	—	—	—	3,585

	$55,120	$240	$—	$—	$240	$1,666	57,026

Less: Deferred loan fees							66

Total							$56,960

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management’s periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2010 and June 30, 2010. Activity in the allowance is presented for the six months ended December 31, 2010 (in thousands).

	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
ALLL balance at June 30, 2010	$147	$47	$213	$28	$66	$77	$67	$645
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	11	143	(158)	—	16	5	(1)	16

ALLL balance at December 31, 2010	$158	$190	$55	$28	$82	$82	66	$661

Individually evaluated for impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	158	190	55	28	82	82	66	661

ALLL balance at June 30, 2010	$147	$47	$213	$28	$66	$77	$67	$645

Individually evaluated for impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	147	47	213	28	66	77	67	645

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogenous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALLL that is representative of the risk found in the components of the portfolio at any given time.

10.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the consolidated balance sheet at their fair value as of December 31, 2010 and June 30, 2010, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2010
	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment securities	$—	$99	$—	$99
Mortgage-backed securities available for sale:
Government National Mortgage Association (GNMA) certificates	$—	$2,128	$—	$2,128

Total	$—	$2,227	$—	$2,227

	June 30, 2010
	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Mortgage-backed securities available for sale:
GNMA certificates	$—	$2,146	$—	$2,146

Total	$—	$2,146	$—	$2,146

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair value as of December 31, 2010 and June 30, 2010, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2010
	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Mortgage-backed securities held to maturity:
Collateralized mortgage obligations – private-label	$—	$—	$8,853	$8,853

Total	$—	$—	$8,853	$8,853

	June 30, 2010
	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Mortgage-backed securities held to maturity:
Collateralized mortgage obligations – private-label	$—	$—	$9,935	$9,935

Total	$—	$—	$9,935	$9,935

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

The following table represents the changes in the Level III fair-value category for the six month period ended December 31, 2010. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation model for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly.

Changes in fair value measurements using significant unobservable inputs (Level III) during the six months ended December 31, 2010 are detailed in the following table.

Private-label Mortgage-backed securities Held-to-maturity December 31, 2010
Beginning balance – July 1, 2010	$9,935
Total net realized/unrealized gains (losses)
Included in earnings
Net realized losses on securities held-to-maturity	—
Included in other comprehensive income
Net unrealized gains on securities held-to-maturity	346
Transfers into Level III	—
Other – paydowns received	(1,428)

Ending balance – December 31, 2010	$8,853

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	December 31, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$2,086	$2,086	$2,198	$2,198
Certificates of deposit	7,005	7,005	8,605	8,605
Investment securities	117,307	120,608	153,193	157,379
Mortgage-backed securities	76,176	76,571	117,132	112,589
Net loans receivable	54,794	58,368	56,315	60,403
Accrued interest receivable	1,994	1,994	2,430	2,430
FHLB stock	10,332	10,332	10,875	10,875

FINANCIAL LIABILITIES
Deposits	$179,555	$179,777	$201,922	$202,275
FHLB advances – long term	49,500	51,005	109,500	113,721
Other short-term borrowings	13,950	13,950	12,510	12,510
Accrued interest payable	567	567	837	837

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2010.

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

FINANCIAL CONDITION

The Company’s assets totaled $272.9 million at December 31, 2010, as compared to $354.7 million at June 30, 2010. The $81.8 million or 23.1% decrease in total assets was primarily comprised of a $40.9 million or 35.6% decrease in mortgage-backed securities (MBS) - held to maturity, a $36.0 million or 23.5% decrease in investment securities held to maturity, a $1.6 million or 18.6% decrease in FDIC insured certificates of deposit, and a $1.5 million or 2.7% decrease in net loans receivable. The decrease in mortgage-backed securities – held to maturity was primarily due to paydowns on the Company’s mortgage-backed securities portfolio. The decrease in investment securities- held to maturity was primarily due to $49.0 million of issuer redemptions prior to maturity (i.e., calls) of U.S. Government agency bonds, $6.4 million of maturities/calls of investment grade corporate bonds, $5.5 million of maturities of investment grade short-term commercial paper, $4.6 million of maturities/calls of investment grade foreign bonds, $1.6 million of maturities of investment grade corporate utility first mortgage bonds and $900 thousand of maturities/redemptions of tax free municipal bonds, which were partially offset by purchases of $20.9 million of callable U.S. Government agency step-up bonds, $5.5 million of investment grade short-term commercial paper, $3.7 million of investment grade foreign bonds, $3.0 million of investment grade corporate bonds, and $100 thousand of PA housing agency bonds. The decrease in FDIC insured certificates of deposit was due to $4.3 million in redemptions of bank certificates of deposit which was partially offset by $2.7 million in investments in bank certificates of deposit. The Company has reduced its overall investment portfolio due to a marked decline in market interest rates and a narrowing of investment spreads. See “Asset and Liability Management”.

The Company’s total liabilities decreased $81.9 million or 25.0% to $245.0 million as of December 31, 2010 from $326.9 million as of June 30, 2010. The $81.9 million decrease in total liabilities was primarily comprised of a $60.0 million or 54.8% decrease in maturing legacy high-cost long-term FHLB advances and, a $22.4 million or 11.1% decrease in total savings deposits, which were partially offset by a $1.4 million or 11.5% increase in other short-term borrowings. The decrease in long–term FHLB advances was funded primarily by investment cash flows received during the six months ended December 31, 2010. Certificates of deposit decreased $22.2 million, demand and NOW deposits decreased $665 thousand, and advance payments by borrowers for taxes and insurance decreased $267 thousand, while savings accounts increased $422 thousand and money market accounts increased $299 thousand. The decrease in certificates of deposits is primarily the result of a $10.75 million early partial repayment of a CDARS One Way Buy CD, a $4 million matured cash management CD related to a local government unit and $2 million of maturing brokered deposits during the six months ended December 31, 2010. Management believes that the changes in demand deposits, and advance payments by borrowers for taxes and insurance were primarily attributable to seasonal payments of local, county and school real estate taxes. See also “Asset and Liability Management”.

Total stockholders’ equity increased $104 thousand or 0.4% to $27.9 million as of December 31, 2010, from approximately $27.8 million as of June 30, 2010. The increase was primarily attributable to Company net income of $273 thousand and other comprehensive income totaling $231 thousand, which were partially offset by cash dividends totaling $411 thousand. Other comprehensive income was principally attributable to unrealized holding gains on two private label mortgage backed securities totaling $228 thousand.

RESULTS OF OPERATIONS

General. WVS reported net income of $215 thousand or $0.10 earnings per share (basic and diluted) and $273 thousand or $0.13 earnings per share (basic and diluted) for the three and six months ended December 31, 2010, respectively. Net income increased by $82 thousand or 61.7% and earnings per share (basic and diluted) increased $0.04 or 66.7% for the three months ended December 31, 2010, when compared to the same period in 2009. The increase in net income was primarily attributable to a $298 thousand increase in net interest income, and a $21 thousand increase in non-interest income, which were partially offset by a $114 thousand increase in non-interest expense, a $107 thousand increase in income tax expense, and a $16 thousand increase in provisions for loan losses. For the six months ended December 31, 2010, net income decreased $31 thousand or 10.2% and earnings per share (basic and diluted) decreased $0.02 or 13.3% when compared to the same period in 2009. The decrease in net income was primarily attributable to a $110 thousand increase in non-interest expense, an $83 thousand increase in income tax expense, a $22 thousand increase in provisions for loan losses, and a $7 thousand decrease in non-interest income, which were partially offset by a $191 thousand increase in net interest income.

Net Interest Income. The Company’s net interest income increased by $298 thousand or 32.5% for the three months ended December 31, 2010, when compared to the same period in 2009. The increase in net interest income is attributable to a $1.1 million decrease in interest expense, which more than offset a $786 thousand decrease in interest income. The decrease in interest income was primarily due to lower average balances of, and lower rates of interest earned on, financial assets during the quarter ended December 31, 2010 when compared to the same period in 2009. The decrease in interest expense was primarily attributable to the payoff of FHLB long-term, and other short-term, borrowings and lower rates paid on interest-bearing liabilities during the quarter ended December 31, 2010, when compared to the same period in 2009. For the six months ended December 31, 2010, net interest income increased $191 thousand or 10.0% when compared to the same period in 2009. The increase in net interest income is attributable to a $1.6 million decrease in interest expense, which was partially offset by a $1.4 million decrease in interest income. The decrease in interest expense was primarily due to the payoff of FHLB long-term, and other short-term, borrowings, and lower rates paid on interest-bearing liabilities during the six months ended December 31, 2010, when compared to the same period in 2009. The decrease in interest income was primarily attributable to lower rates earned on, and lower average balances of, financial assets during the six months ended December 31, 2010, when compared to the same period in 2009.

Interest Income. Interest on investment securities decreased $400 thousand or 26.7% and $451 thousand or 16.0% for the three and six months ended December 31, 2010, respectively, when compared to the same period in 2009. The decrease for the three months ended December 31, 2010 was primarily attributable to a $17.1 million decrease in the average balance of investment securities and a 71 basis point decrease in the weighted average yield on investment securities outstanding, when compared to the same period in 2009. The decrease for the six months ended December 31, 2010 was primarily attributable to an 87 basis point decrease in the weighted average yield on investment securities outstanding, which was partially offset by a $6.3 million increase in the average balance of investment securities when compared to the same period in 2009.

Interest on mortgage-backed securities decreased $205 thousand or 38.8% and $362 thousand or 32.6% for the three and six months ended December 31, 2010, respectively, when compared to the same periods in 2009. The decrease for the three months ended December 31, 2010 was primarily attributable to a $47.2 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding and a $15.9 million decrease in the average balance of private label mortgage-backed securities outstanding, which were partially offset by an 8 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities and a 5 basis point increase in the weighted average yield earned on private label mortgage-backed securities for the three months ended December 31, 2010, when compared to the same period in 2009. The decrease for the six months ended December 31, 2010, was primarily attributable to a $44.0 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding and a $14.1 million decrease in the average balance of private-label mortgage-backed securities outstanding, which were partially offset by a 9 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities and an 11 basis point increase in the weighted average yield earned on private-label mortgage-backed securities outstanding for the six months ended December 31, 2010, when compared to the same period in 2009. The decrease in the average balances of mortgage-backed securities during the three and six months ended December 31, 2010 was attributable to principal paydowns of mortgage-backed securities during the periods. The increase in yield is attributable to slightly higher LIBOR interest rates in the three and six months ended December 31, 2010 when compared to the same periods in 2009.

Interest on FDIC insured bank certificates of deposit decreased $93 thousand or 73.2% and $240 thousand or 76.9% for the three and six months ended December 31, 2010, respectively, when compared to the same period in 2009. The decrease for the three months ended December 31, 2010 was primarily attributable to a $9.4 million decrease in the average portfolio balance of certificates of deposit and a 118 basis point decrease in the weighted average yield earned when compared to the same period in 2009. The decrease for the six months ended December 31, 2010 was primarily attributable to an $11.6 million decrease in the weighted average portfolio balance certificates of deposit and a 138 basis point decrease in the weighted average yield earned when compared to the same period in 2009. The certificates have remaining maturities ranging from one to fifteen months. Due to decreases in yields in this investment sector, the Company has decided to limit reinvestments in certificates of deposit and to let the portfolio decrease through maturities and early issuer redemptions.

Interest on net loans receivable decreased $89 thousand or 9.6% and $310 thousand or 15.3% for the three and six months ended December 31, 2010, respectively, when compared to the same periods in 2009. The decrease for the three months ended December 31, 2010 was primarily attributable to a decrease of 29 basis points in the weighted average yield earned on net loans receivable for the three months ended December 31, 2010, when compared to the same period in 2009, and a $3.1 million decrease in the average balance of net loans receivable outstanding, when compared to the same period in 2009. The decrease for the six months ended December 31, 2010, was primarily attributable to a decrease of 84 basis points in the weighted average yield earned on net loans receivable for the six months ended December 31, 2010, when compared to the same period in 2009, and a $2.1 million decrease in the average balance of net loans receivable outstanding, when compared to the same period in 2009. The decrease in the average loan balance of net loans receivable outstanding for the three and six months ended December 31, 2010 was attributable in part to increased levels of loan payoffs on single-family first mortgage and junior lien loan products. The Company has limited its origination of longer-term fixed rate loans for its portfolio to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

Dividends on FHLB stock were $0 for the three and six months ended December 31, 2010 and December 31, 2009. This was attributable to the Federal Home Loan Bank of Pittsburgh’s suspension of dividends on its common stock. In December 2008, the FHLB of Pittsburgh announced that it was suspending payments of dividends and redemptions of excess capital stock from members. The FHLB’s stated purpose of these actions is to build retained earnings to ensure adequate regulatory capital.

Interest Expense. Interest paid on FHLB advances decreased $981 thousand or 54.6% and $1.3 million or 36.9% for the three and six months ended December 31, 2010, respectively, when compared to the same periods in 2009. The decrease for the three months ended December 31, 2010 was primarily attributable to a $67.1 million decrease in the average balance of FHLB long-term advances, when compared to the same period in 2009, and a 35 basis point decrease in the weighted average yield paid on FHLB long-term advances when compared to the same period in 2009. The decrease for the six months ended December 31, 2010 was primarily attributable to a $45.0 million decrease in the average balance of FHLB long-term advances and a 19 basis point decrease in the weighted average yield paid on FHLB long-term advances when compared to the same period in 2009. The decreases in the average balances of FHLB long-term borrowings were due to the maturity of seven FHLB long-term borrowings totaling $60.0 million during the six months ended December 31, 2010.

Interest expense on deposits and escrows decreased $64 thousand or 20.3% and $154 thousand or 22.3% for the three and six months ended December 31, 2010, respectively, when compared to the same period in 2009. The decrease in interest expense on deposits for the three months ended December 31, 2010 was primarily attributable to a 107 basis point decrease in the weighted average rate paid on time deposits, which was partially offset by a $45.0 million increase in the average balance of time deposits when compared to the same period in 2009. The decrease for the six months ended December 31, 2010 was primarily attributable to a 118 basis point decrease in the weighted average rate paid on time deposits, which was partially offset by a $47.5 million increase in the average balance of time deposits, when compared to the same period in 2009. The decrease in average yields of time deposits reflects lower market rates for the three and six months ended December 31, 2010 while the change in average balances for time deposits is a result of the Bank’s participation in brokered CD programs.

Interest paid on Federal Reserve Bank (FRB) short-term borrowings decreased $45 thousand or 100.0% and $85 thousand or 100.0% for the three and six months ended December 31, 2010, respectively, when compared to the same periods in 2009. The decrease for the three months ended December 31, 2010 was attributable to the payoff of all FRB Term Auction Facility borrowings. The FRB terminated the Term Auction Facility in April 2010.

Interest paid on other short-term borrowings increased $6 thousand or 300.0% and $10 thousand or 250.0% for the three and six months ended December 31, 2010, respectively, when compared to the same periods in 2009. The increase for the three months ended December 31, 2010 was primarily attributable to a $6.7 million increase in average balances of other short-term borrowings during the period. The increase for the six months ended December 31, 2010 was primarily attributable to a $5.7 million increase in the average balances of other short-term borrowings outstanding when compared to the same period in 2009. The increase in average balances of other short-term borrowings is attributable to more favorable short-term borrowing rates offered by brokers or comparable FHLB short-term borrowings.

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

Provisions for loan losses increased $16 thousand or 177.8% and $22 thousand or 366.7% for the three and six months ended December 31, 2010, when compared to the same periods in 2009. At December 31, 2010, the Company’s total allowance for loan losses amounted to $661 thousand or 1.2% of the Company’s total loan portfolio, as compared to $645 thousand or 1.1% at June 30, 2010.

Non-Interest Income. Non-interest income increased by $21 thousand or 15.8% for the three months ended December 31, 2010, and decreased $7 thousand or 2.4% for the six months ended December 31, 2010, when compared to the same periods in 2009. The increase for the three months ended December 31, 2010 was primarily attributable to an increase in loan correspondent fees. The decrease for the six months ended December 31, 2010 was primarily attributable to a decrease in service charges on deposit accounts, which was offset by an increase in correspondent loan fees.

Non-Interest Expense. Non-interest expense increased $114 thousand or 12.3% and $110 thousand or 6.0% for the three and six months ended December 31, 2010, when compared to the same periods in 2009. The increase for the three months ended December 31, 2010 was principally attributable to an $83 thousand increase in ATM related expenses, and a $43 thousand increase in Federal Deposit Insurance Corporation (FDIC) insurance expense, which was partially offset by a $12 thousand decrease in employee related expenses. The increase for the six months ended December 31, 2010 was primarily attributable to an $83 thousand increase in ATM related expenses and a $55 thousand increase in FDIC insurance expense, which were partially offset by a $30 thousand decrease in employee related expenses. The increase in ATM related expenses, for both the three and six months ended December 31, 2010 were primarily attributable to the settlement of ATM litigation. See Part II, Item 1, Legal Proceedings, in this Form 10-Q.

Income Tax Expense. Income tax expense increased $107 thousand and $83 thousand for the three and six months ended December 31, 2010, respectively, when compared to the same periods in 2009. The increase for the three and six months ended December 31, 2010 was primarily due to higher levels of taxable income and the absence of PA tax credits when compared to the same periods in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.3 million during the six months ended December 31, 2010. Net cash provided by operating activities was primarily comprised of $940 thousand in amortizations of premiums and $273 thousand of Company net income.

Funds provided by investing activities totaled $79.9 million during the six months ended December 31, 2010. Primary sources of funds during the six months ended December 31, 2010, included maturities and repayments of investment securities, mortgage-backed securities and certificates of deposit totaling $68.2 million, $41.3 million and $4.3 million, respectively, which were partially offset by purchases of investment securities and certificates of deposit totaling $33.2 million and $2.7 million, respectively.

Funds used for financing activities totaled $81.3 million for the six months ended December 31, 2010. The primary uses included a $60.0 million decrease in FHLB long-term advances, a $14.3 million decrease in wholesale total deposits, and a $7.8 million decrease in retail certificates of deposit. The decrease in FHLB long-term advances reflects paydowns on matured high cost FHLB legacy advances using cash flow from the Company’s investment portfolio. The Company chose to repay $14.3 million of wholesale time deposits using cash flow from repayments on mortgage-backed securities. The $7.8 million decrease in retail time deposits was primarily attributable to a matured $4 million cash management CD for a local government unit. Management believes that a significant portion of our local maturing deposits will remain with the Company.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at December 31, 2010 totaled $75.6 million. At December 31, 2010, the Company had outstanding $38.8 million of certificates of deposits (CD’s) issued through the CDARS One-Way Buy Program. CDARS CD’s totaling $32.3 million reprice on a monthly basis at LIBOR plus 14 basis points and mature on April 7, 2011. CDARS CD’s totaling $6.5 million mature on April 14, 2011 and carry a fixed rate of interest at 0.60%. The Company intends to repay the maturing wholesale CD’s with investment and MBS cash flows during fiscal 2011.

At December 31, 2010, the Company also had $2.2 million of other brokered CD’s which carried fixed rates of interest ranging from 0.50% to 0.60% with various maturities through July 19, 2011. During the quarter ended December 31, 2010, approximately $3.6 million of other brokers CD’s matured and were repaid.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At December 31, 2010, total approved loan commitments outstanding amounted to approximately $130 thousand. At the same date, commitments under unused lines of credit amounted to $4.8 million and the unadvanced portion of construction loans approximated $7.3 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and FRB and other borrowings, to provide the cash utilized in investing activities. During the quarter ended March 31, 2010, the Company began to utilize whole-sale deposits in order to rebalance it’s short-term liability structure. The use of whole-sale deposits also allows the Company to match its corporate bond maturities and cash-flows from its private-label CMO securities. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On January 25, 2011, the Company’s Board of Directors declared a cash dividend of $0.04 per share payable February 24, 2011, to shareholders of record at the close of business on February 14, 2011. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

Recently, the Savings Bank learned the results of a targeted regulatory visitation and review of the Savings Bank’s asset quality, earnings performance and capital protection. The review was primarily related to the Savings Bank’s private label mortgage-backed securities portfolio as a result of the previously reported downgrades of certain private-label CMO’s within the Savings Bank’s investment portfolio by one or more national rating agencies. In connection with the regulatory review, the Savings Bank agreed to take certain actions to monitor and improve related asset quality in relation to regulatory capital. These actions include: additional documentation and monitoring procedures relating to its assessment of other than temporary impairment and market (fair) value estimates, the submission of a capital plan to its regulators, and to seek prior non-objection from its banking regulators for any dividends payable by the Savings Bank to the Company. The Company has made similar commitments to the Federal Reserve. The Company previously announced and reported a reduction of its quarterly cash dividend from $0.16 to $0.04 per share along with the suspension of common stock repurchases under its stock repurchase program. The Company believes that these actions demonstrate its commitment to serve as a source of strength to the Savings Bank and are appropriate in light of today’s economic environment. The Company believes that its liquidity is strong with liquid assets totaling approximately $1.3 million. This level of liquidity could support operating expenses and the current dividend for about two years without any dividend income from the Savings Bank. Dividends are subject to declaration by the Board of Directors, which take into account the Company’s financial condition, earnings, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of December 31, 2010, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $29.9 million or 16.3% and $30.6 million or 16.7%, respectively, of total risk-weighted assets, and Tier I leverage capital of $29.9 million or 10.23% of average quarterly assets.

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

The Company’s nonperforming assets at December 31, 2010 totaled approximately $2.4 million or 0.9% of total assets as compared to $1.7 million or 0.5% of total assets at June 30, 2010. Nonperforming assets at December 31, 2010 consisted of: four single-family real estate loans totaling $1.0 million, two single-family construction loans totaling $1.0 million, and two home equity lines of credit totaling $359 thousand. These loans are in various stages of collection activity.

The $737 thousand increase in nonperforming assets during the six months ended December 31, 2010 was attributable to the classification to non-performing status of two single-family construction loans totaling $1.0 million, which were partially offset by the reclassification to performing status of one single family real estate loan totaling $286 thousand.

During the six months ended December 31, 2010, approximately $63 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the six months ended December 31, 2010. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

On November 3, 2010, the Federal Open Market Committee (FOMC) decided to expand the Federal Reserve’s holdings of securities to promote a stronger pace of economic recovery and to help insure that inflation, over time, is at levels consistent with its mandate. In particular, the FOMC decided to purchase an additional $600 billion of longer-term U.S. Treasury securities by the end of the second (calendar) quarter of 2011. The Federal Reserve will also continue to reinvest principal payments from agency debt and agency mortgage-backed securities into longer-term U.S. Treasury securities. Based on its estimates at the time, the Federal Reserve expected to reinvest about $250 - $300 billion of principal repayments. Taken together, the Federal Reserve anticipates purchasing approximately $850 - $900 billion of longer-term U.S. Treasury securities through the end of the second quarter of 2011.

Throughout the six months ended December 31, 2010, the Company continued to adjust its asset/liability management tactics in two ways. First, we substantially increased our Tier 1 capital to average assets ratio from 8.21% at June 30, 2010 to 10.23% at December 31, 2010. We accomplished this primarily by reducing both Company assets and borrowings. With market interest rates at historical lows, we believed that the risks of maintaining a leveraged balance sheet far exceed the additional potential income that could be earned. Second, we reduced overall borrowings and changed the composition of our wholesale funding sources. We reduced our overall borrowings by $58.6 million. Legacy FHLB long-term borrowings were reduced by $60.0 million, while short-term borrowing increased $1.4 million. We also utilized two sources of wholesale funding: the CDARS One-Way Buy Program and the limited use of other deposit brokers. We believe that the CDARS One-Way Buy Program makes financial sense because it allows us to issue CDs that price monthly using the same LIBOR index used by our floating-rate MBS. The CDARS CD’s, along with the other brokered CD’s, also allow us to better match cash flow from our maturing corporate bond investments and monthly principal repayments from the MBS portfolio.

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

During the six months ended December 31, 2010, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve began a second phase of quantitative easing to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates. In response to these market conditions, the Company reduced the overall level of both assets and liabilities. Asset levels were reduced in light of considerably lower market yields and narrowing credit spreads. Borrowings were reduced by utilizing investment cash flow and to lower related interest expense. These actions also allowed us to increase our Tier 1 leverage and risk-based capital ratios. In the December 2010 quarter, intermediate and long-term market interest rates began to rise, when compared to the quarter ended September 30, 2010. This enabled the Company to begin to buy callable U.S. Government agency step-up notes.

The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive
December 31, 2010	0.00% to 0.25%	0.61%	3.30%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment and mortgage-backed securities portfolios for the six months ended December 31, 2010, totaled $10.0 million, $68.2 million and $41.3 million, respectively. Due to stagnant global interest rates and Treasury yields we continued to reduce our overall borrowed funds position. The Company continued to rebalance its investment portfolio by using proceeds from calls of U.S. Government agency bonds, repayments on its mortgage-backed securities and maturities of bank certificates of deposit to pay down borrowings. This strategy has allowed the Company to improve its liquidity posture while managing overall interest rate risk and strengthening our regulatory capital ratios.

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

During the six months ended December 31, 2010, principal investment purchases were comprised of: callable U.S. Government agency step-up bonds with initial lock-out periods ranging from 3 to 6 months - $20.9 million with a weighted average yield to call of 1.69%; short-term investment grade commercial paper - $5.5 million with a weighted average yield of 0.56%; fixed rate investment grade foreign bonds - $3.7 million with a weighted average yield of 1.13%; floating rate investment grade corporate bonds - $3.0 million with a weighted average yield of 1.16%; and PA state housing agency bonds - $100 thousand with a yield of 0.45%. The Company also invested in FDIC bank insured certificates of deposit totaling $2.7 million with a weighted average yield of 1.03%.

Major investment proceeds received during the six months ended December 31, 2010 were: callable U.S. Government agency bonds - $49.0 million with a weighted average yield of approximately 2.49%; investment grade corporate bonds - $6.4 million with a weighted average yield of approximately 3.98%; short-term investment grade commercial paper - $5.5 million with a weighted average yield of 0.56%; investment grade foreign bonds - $4.6 million with a weighted average yield of 1.38%; investment grade corporate utility first mortgage bonds - $1.6 million with a weighted average yield of 5.99%; and tax free municipal bonds - $900 thousand with a weighted average taxable equivalent yield to maturity of 2.21%. The Company also had $4.3 million in FDIC insured bank certificates of deposit redeemed with a weighted average yield of approximately 1.78%.

As of December 31, 2010, the implementation of these asset and liability management initiatives resulted in the following:

1)	$74.0 million or 38.2% of the Company’s investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

2)	$73.7 million or 38.1% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less - $25.7 million or 34.9%; 3 – 12 months - $9.6 million or 13.0%; 1 – 2 years - $18.0 million or 24.4%; 2 – 3 years - $11.9 million or 16.1%; 3 – 5 years - $3.3 million or 4.5%; and over 5 years - $5.2 million or 7.1%;

3)	$23.9 million or 12.4% of the Company’s investment portfolio was comprised of callable U.S. Government Agency step-up bonds which are callable within 1 – 6 months. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

4)	$7.0 million or 2.6% of the Company’s total assets consisted of FDIC insured bank certificates of deposit with remaining maturities ranging from two to eighteen months;

5)	$2.6 million or 1.3% of the Company’s investment portfolio was comprised of fixed-rate callable U.S. Government Agency bonds which are callable as follows: one year or less - $2.6 million. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

6)	$4.0 million or 2.1% of the Company’s investment portfolio consisted of investment grade floating-rate corporate bonds which will reprice within three months and will mature within thirteen to twenty five months;

7)	An aggregate of $29.9 million or 54.6% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months; and

8)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less - $23.9 million or 37.7%; 3 – 12 months - $22.0 million or 34.7%; 3 – 5 years - $5.0 million or 7.9%; and over 5 years - $12.5 million or 19.7%.

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

	December 31, 2010	June 30,
		2010	2009
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$200,336	$243,519	$326,316
Interest-bearing liabilities maturing or repricing within one year	174,327	248,813	228,295

Interest sensitivity gap	$26,009	$(5,294)	$98,021

Interest sensitivity gap as a percentage of total assets	9.53%	-1.49%	23.37%
Ratio of assets to liabilities maturing or repricing within one year	114.92%	97.87%	142.94%

During the six months ended December 31, 2010, the Company managed its one year interest sensitivity gap by: (1) Repaying $60.0 million of maturing legacy FHLB long-term debt; and (2) Repaying $10.7 million of floating rate and $2.0 million of fixed rate CDARS CDs; and (3) Repaying $3.8 million of fixed rate other brokered CD’s.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at December 31, 2010. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cummulative Gap ($’s)	$67,272	$24,497	$20,733	$31,950	$43,575	$38,794	$27,668
% of Total Assets	24.6%	9.0%	7.6%	11.7%	16.0%	14.2%	10.1%
Base Case Up 100 bp
Cummulative Gap ($’s)	$67,708	$25,366	$22,226	$34,288	$46,495	$42,151	$27,668
% of Total Assets	24.8%	9.3%	8.1%	12.6%	17.0%	15.4%	10.1%
Base Case No Change
Cummulative Gap ($’s)	$68,989	$27,675	$26,009	$39,411	$52,158	$47,501	$27,668
% of Total Assets	25.3%	10.1%	9.5%	14.4%	19.1%	17.4%	10.1%
Base Case Down 100 bp
Cummulative Gap ($’s)	$69,794	$29,140	$28,302	$42,179	$54,972	$48,812	$27,668
% of Total Assets	25.6%	10.7%	10.4%	15.5%	20.1%	17.9%	10.1%
Base Case Down 200 bp
Cummulative Gap ($’s)	$69,832	$29,222	$28,462	$42,399	$55,179	$48,907	$27,668
% of Total Assets	25.6%	10.7%	10.4%	15.5%	20.2%	17.9%	10.1%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2010. This analysis was done assuming that the interest-earning assets will average approximately $262 million and $290 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at December 31, 2010. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	September 30, 2011					September 30, 2010
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-5.8%	-4.1%	—	7.6%	15.2%	-3.5%	-2.8%	—	7.4%	15.4%
Return on average equity	6.55%	6.79%	7.39%	8.45%	9.46%	4.73%	4.82%	5.19%	6.16%	7.21%
Return on average assets	0.66%	0.69%	0.75%	0.87%	0.99%	0.50%	0.51%	0.55%	0.66%	0.78%
Market value of equity (in thousands)						$29,192	$29,302	$29,519	$29,287	$27,543

The Company’s second quarter and fiscal year to date earnings were positively impacted by lower interest expenses associated with repaying the Bank’s fixed rate legacy long-term FHLB advances. During the quarter and six months ended December 31, 2010, we repaid $35 million and $60 million, respectively, of long-term FHLB advances, which had average rates of 5.44% and 5.58%, respectively.

Market interest rates continued to remain low by historical standards throughout the six months ended December 31, 2010. In response to this environment, we continued to reduce our balance sheet by repaying fixed rate legacy long-term FHLB advances and wholesale deposits. These actions allowed us to further strengthen our Tier 1 leverage capital ratio from 8.21% at June 30, 2010 to 10.23% at December 31, 2010. As market conditions improve, we may begin to grow our asset base.

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2010.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$2,701
6.59%

Adjustable rate	$4,624
4.45%

Undisbursed lines of credit
Adjustable rate	$4,779
3.66%

Loan origination commitments
Fixed rate	$50
5.50%

Adjustable rate	$80
3.25%

Letters of credit
Adjustable rate	$142
4.25%

$12,376

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2010, the Savings Bank had one performance standby letter of credit outstanding totaling approximately $142 thousand. The performance letter of credit is secured by developed property. The letter of credit will mature within two months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934).

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

(b)	No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company previously reported, under Item 3(a) of its Annual Report on Form 10-K for the fiscal year ended June 30, 2009, a lawsuit filed by Plaintiff Matthew Dragotta against West View Savings Bank. The Plaintiff alleged that West View Savings Bank failed to comply with the notification requirements of the Electronic Funds Transfer Act, 15 U.S.C.§ 1693 et. Seq. before a bank can impose a transaction fee for the use of an automated teller machine. On August 24, 2009 U.S. District Judge, Terrance P. McVerry issued an order granting the Bank’s motion to Dismiss the lawsuit.

On September 3, 2009, the Plaintiff filed a motion for Reconsideration of Judge McVerry’s order granting the Bank’s motion to Dismiss the lawsuit.

On October 16, 2009, Judge McVerry denied the Plaintiff’s Motion for Reconsideration.

On November 4, 2009, the Plaintiff provided a Notice of Appeal to the United States Court of Appeals for the Third Circuit appealing Judge McVerry’s orders of September 3 and October 16, 2009.

On September 28, 2010 the United States Court of Appeals for the Third Circuit vacated Judge McVerry’s orders and remanded the case to the U.S. District Court for further proceedings.

During the quarter ended December 31, 2010, the Plaintiff and the Savings Bank agreed to settle this lawsuit. The settlement will be structured as a class action. In connection with the settlement, the Savings Bank agreed to refund ATM fees collected and to pay a negotiated amount of the Plaintiff’s attorney’s fees and litigation costs. The Savings Bank decided to settle this lawsuit in order to avoid the costs of protracted litigation. In connection with the settlement, the Savings Bank recorded a non-recurring charge of $81 thousand.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases of common stock of the Company made by or on behalf of the Company during the three months ended December 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs [2]
10/01/10 – 10/31/10	0	$—	0	41,745
11/01/10 – 11/30/10	0	$—	0	41,745
12/01/10 – 12/31/10	0	$—	0	41,745
Total	0	$—	0	41,745

(1)	All shares indicated were purchased under the Company’s Tenth Stock Repurchase Program.

(2)	Tenth Stock Repurchase Program

(a)	Announced January 29, 2009.

(b)	106,000 common shares approved for repurchase.

(c)	No fixed date of expiration.

(d)	This program was suspended on October 26, 2010 with 41,745 shares remaining to be repurchased at December 31, 2010.

(e)	The Company does not intend to repurchase any shares under this program.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

(a)	Not applicable.

(b)	Not applicable.

ITEM 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

February 9, 2011	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

February 9, 2011	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)