Form 10-K/A
period 2010-06-30
WVS FINANCIAL CORP
filed 2011-05-02
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment to WVS Financial Corporation’s Annual Report on Form 10-K for the year ended June 30, 2010 is being filed to amend Part II, Item 9A. Controls and Procedures.

Part II

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in its reports filed and submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting. Management is responsible for designing, implementing, documenting, and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

•	maintain records that accurately reflect the company’s transactions;

•	prepare financial statement and footnote disclosures in accordance with GAAP that can be relied upon by external users;

•	prevent and detect unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of June 30, 2010. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

The Board of Directors of the Company, through its Audit Committee, provides oversight to managements’ conduct of the financial reporting process. The Audit Committee, which is composed entirely of independent directors, is also responsible to recommend the appointment of independent public accountants. The Audit Committee also meets with management, the internal audit staff, and the independent public accountants throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Accountants Report. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010 has been audited by S R Snodgrass, A.C., an independent registered public accounting firm, as stated in its report included in Item 8.

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

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheet at June 30, 2010 and 2009.

Consolidated Statement of Income for the Years Ended June 30, 2010, 2009 and 2008.

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended June 30, 2010, 2009 and 2008.

Consolidated Statement of Cash Flows for the Years Ended June 30, 2010, 2009 and 2008.

Notes to the Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission (“SEC”) are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K/A, and this list includes the Exhibit Index.

No.	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 1, 2007.

3.2	Amended and Restated By-Laws	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 28, 2009.

4	Stock Certificate of WVS Financial Corp.	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.1	WVS Financial Corp. Amended and Restated Recognition Plans and Trusts for Executive Officers, Directors and Key Employees *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.2	WVS Financial Corp. 1993 Directors’ Stock Option Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.3	WVS Financial Corp. Employee Stock Ownership Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.4	Amended West View Savings Bank Employee Profit Sharing Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.5	Amended and Restated Employment Agreement between WVS Financial Corp., West View Savings Bank and David Bursic *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

No.	Description	Location

10.6	Amended and Restated Directors Deferred Compensation Program *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.7	WVS Financial Corp. 2008 Stock Incentive Plan *	Incorporated by reference from the Definitive Proxy Statement filed by the Company with the SEC on September 26, 2008.

13	2010 Annual Report to Stockholders	Previously filed

14.1	Ethics Policy	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

14.2	Code of Ethics for Senior Financial Officers	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

21	Subsidiaries of the Registrant – Reference is made to Item 1. “Business” for the required information	Previously filed

23	Consent of Independent Registered Public Accounting Firm	Previously filed

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Accounting Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Accounting Officer	Filed herewith

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

May 2, 2011	By:	/s/ David J. Bursic
David J. Bursic
President and Chief Executive Officer