Form 10-Q/A
period 2010-09-30
WVS FINANCIAL CORP
filed 2011-05-02
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment to WVS Financial Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 is being filed to amend Part 1, Item 4. Controls and Procedures.

PART I

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in its reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2010, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q/A, and this list includes the Exhibit Index.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

May 2, 2011	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

May 2, 2011	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)

5