Form 10-Q/A
period 2010-12-31
WVS FINANCIAL CORP
filed 2011-05-02
CIK 910679

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

EXPLANATORY NOTE

This Amendment to WVS Financial Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 is being filed to amend Part 1, Item 4. Controls and Procedures.

PART I

ITEM 4.	CONTROLS AND PROCEDURES

As of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

During the quarter ended December 31, 2010, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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