Form 10-Q
period 2011-03-31
WVS FINANCIAL CORP
filed 2011-05-13
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Shares outstanding as of May 13, 2011: 2,057,930 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	March 31, 2011	June 30, 2010
Assets
Cash and due from banks	$668	$438
Interest-earning demand deposits	4,618	1,760

Total cash and cash equivalents	5,286	2,198
Certificates of deposit	6,159	8,605
Investment securities available-for-sale (amortized cost of $100 and $0)	100	—
Investment securities held-to-maturity (fair value of $112,889 and $157,379)	110,120	153,193
Mortgage-backed securities available-for-sale (amortized cost of $1,985 and $2,019)	2,115	2,146
Mortgage-backed securities held-to-maturity (fair value of $57,975 and $110,443)	57,346	114,986
Net loans receivable (allowance for loan losses of $663 and $645)	52,167	56,315
Accrued interest receivable	1,418	2,430
Federal Home Loan Bank stock, at cost	9,815	10,875
Premises and equipment	609	679
Prepaid FDIC insurance premium	544	855
Deferred tax assets (net)	1,329	1,533
Other assets	411	853

TOTAL ASSETS	$247,419	$354,668

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing accounts	$12,412	$14,828
NOW accounts	19,880	18,792
Savings accounts	36,649	35,137
Money market accounts	23,797	22,797
Certificates of deposit	84,321	109,624
Advance payments by borrowers for taxes and insurance	501	744

Total savings deposits	177,560	201,922
Federal Home Loan Bank advances: long-term	39,500	109,500
Other short-term borrowings	—	12,510
Accrued interest payable	476	837
Other liabilities	1,518	2,104

TOTAL LIABILITIES	219,054	326,873

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none Issued	—	—
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued	38	38
Additional paid-in capital	21,432	21,415
Treasury stock: 1,747,706 and 1,747,706 shares at cost, respectively	(26,690)	(26,690)
Retained earnings, substantially restricted	35,402	35,270
Accumulated other comprehensive loss	(1,817)	(2,238)

TOTAL STOCKHOLDERS’ EQUITY	28,365	27,795

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$247,419	$354,668

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME:
Loans	$808	$969	$2,526	$2,996
Investment securities	1,082	1,436	3,454	4,260
Mortgage-backed securities	246	507	995	1,618
Certificates of deposit	29	52	101	364
Interest-earning demand deposits	1	1	3	3

Total interest and dividend income	2,166	2,965	7,079	9,241

INTEREST EXPENSE:
Deposits	218	260	755	952
Federal Home Loan Bank advances	587	1,761	2,854	5,353
Federal Reserve Bank short-term borrowings	—	51	—	136
Other short-term borrowings	5	2	20	6

Total interest expense	810	2,074	3,629	6,447

NET INTEREST INCOME	1,356	891	3,450	2,794
PROVISION (RECOVERY) FOR LOAN LOSSES	2	(4)	17	(10)

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	1,354	895	3,433	2,804

NON-INTEREST INCOME:
Service charges on deposits	54	63	175	209
Gains on trading assets	—	9	—	10
Investment securities gains	—	—	—	1
Other than temporary impairment (“OTTI”) losses	—	(2,202)	—	(2,202)
Portion of loss recognized in other comprehensive income (before taxes)	—	2,107	—	2,107

Net impairment loss recognized in earnings	—	(95)	—	(95)
Other	62	62	219	200

Total non-interest income	116	39	394	325

NON-INTEREST EXPENSE:
Salaries and employee benefits	486	492	1,430	1,466
Occupancy and equipment	82	88	243	241
Data processing	61	61	186	181
Correspondent bank service charges	22	22	65	68
Deposit insurance premium	118	82	325	234
Other	158	135	623	525

Total non-interest expense	927	880	2,872	2,715

INCOME BEFORE INCOME TAXES (BENEFIT)	543	54	955	414
INCOME TAX EXPENSE (BENEFIT)	190	(20)	329	36

NET INCOME	$353	$74	$626	$378

EARNINGS PER SHARE:
Basic	$0.17	$0.04	$0.30	$0.18
Diluted	$0.17	$0.04	$0.30	$0.18

AVERAGE SHARES OUTSTANDING:
Basic	2,057,930	2,065,027	2,057,930	2,068,036
Diluted	2,057,930	2,065,027	2,057,930	2,068,036

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income (loss)	Total
Balance at June 30, 2010	$38	$21,415	$(26,690)	$35,270	$(2,238)	$27,795

Comprehensive income:

Net Income				626		626
Other comprehensive income:
Accretion of other-than- temporary impairment on securities held to maturity, net of income tax effect of $ 216					419	419
Change in unrealized holding gains on securities, net of income tax effect of $ 1					2	2

Comprehensive income						1,047

Expense of stock options awarded		17				17

Cash dividends declared ($0.24 per share)				(494)		(494)

Balance at March 31, 2011	$38	$21,432	$(26,690)	$35,402	$(1,817)	$28,365

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES

Net income	$626	$378
Adjustments to reconcile net income to cash provided by operating activities:
Provision (recovery) for loan losses	17	(10)
Net impairment loss recognized in earnings	—	95
Depreciation	79	76
Investment securities gains	—	(1)
Accretion of discounts, premiums and deferred loan fees	1,158	1,099
Trading gains	—	(10)
Purchase of trading securities	—	(1,954)
Proceeds from sale of trading securities	—	1,964
Decrease (increase) in deferred income taxes	204	(701)
Decrease in prepaid/accrued income taxes	327	37
Decrease in accrued interest receivable	1,012	240
Decrease in accrued interest payable	(361)	(202)
(Decrease) increase in deferred director compensation payable	(61)	9
Decrease (increase) of prepaid federal deposit insurance premium	311	(958)
Decrease in Transaction Account Clearing Balance payable to Federal Reserve	(602)	(267)
Other, net	(6)	891

Net cash provided by operating activities	2,704	686

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	(9,347)	—
Proceeds from repayments of investments and mortgage-backed securities	9,274	31
Proceeds from sales of investments	—	501
Held-to-maturity:
Purchases of investment securities	(51,203)	(75,393)
Purchases of mortgage-backed securities	—	(15,451)
Proceeds from repayments of investments	93,141	56,941
Proceeds from repayments of mortgage-backed securities	58,287	50,321
Purchases of certificates of deposit	(2,981)	(9,755)
Maturities/redemptions of certificates of deposit	5,420	25,159
Decrease (increase) in net loans receivable	4,108	(725)
Redemption of FHLB stock	1,060	—
Acquisition of premises and equipment	(9)	(80)

Net cash provided by investing activities	107,750	31,549

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2011	2010
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	1,184	1,775
Net decrease in certificates of deposit	(8,991)	(2,495)
Net decrease in advance payments by borrowers for taxes and insurance	(243)	(234)
Net (decrease) increase in brokered CDs	(5,324)	4,872
Net decrease in CDARS one-way buy CDs	(10,988)	—
Repayments of Federal Home Loan Bank long-term advances	(70,000)	—
Net increase in FHLB short-term advances	—	10,000
Net decrease in Federal Reserve Bank short-term borrowings	—	(53,900)
Net decrease in other short-term borrowings	(12,510)	—
Cash dividends paid	(494)	(992)
Funds used for purchase of treasury stock	—	(124)

Net cash used for financing activities	(107,366)	(41,098)

Increase (decrease) in cash and cash equivalents	3,088	(8,863)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,198	21,828

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$5,286	$12,965

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$3,990	$6,649
Income taxes	$15	$38

Non-cash items:
Due to Federal Reserve Bank	$528	$557
Educational Improvement Tax Credit	$—	$32

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position.

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

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and did not have a significant impact on the Company’s financial statements.

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

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Weighted average common shares outstanding	3,805,636	3,805,636	3,805,636	3,805,636

Average treasury stock shares	(1,747,706)	(1,740,609)	(1,747,706)	(1,737,600)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,057,930	2,065,027	2,057,930	2,068,036

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,057,930	2,065,027	2,057,930	2,068,036

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At March 31, 2011, there were 124,824 options outstanding with an average exercise price of $16.20 which were anti-dilutive for the three and nine month periods. At March 31, 2010 there were 125,127 options outstanding with an average exercise price of $16.20 which were anti-dilutive for the three and nine month periods.

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

During the nine month periods ended March 31, 2011 and 2010, the Company recorded $17 thousand and $17 thousand, respectively, in compensation expense related to our share-based compensation awards. As of March 31, 2011, there was approximately $55 thousand of unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009. That cost is expected to be recognized over the next three years.

In accordance with generally accepted accounting principles (GAAP), the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based awards (excess tax benefits) are classified as financing cash flows.

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

The Company had 72,551 non-vested stock options outstanding at March 31, 2011, and 98,535 unvested stock options outstanding at March 31, 2010. There were no stock options issued during the six months ended March 31, 2011 and 2010.

5.	COMPREHENSIVE INCOME

Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities. Total comprehensive income is summarized as follows (dollars in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011		2010		2011		2010

Net income		$353		$74		$626		$378
Other comprehensive income (loss):
Accretion of other-than-temporary impairment on securities held to maturity	$(1)		$167		$3		$157
Unrealized gains (losses) on securities with OTTI – Held to maturity	289		(2,202)		635		(2,202)
Less:
Reclassification adjustment for gain included in net income	—		(95)		—		(95)

Other comprehensive income (loss) before tax	288		(1,940)		638		(1,950)
Income tax (expense) benefit related to other comprehensive income (loss)	(98)		660		(217)		662

Other comprehensive income (loss) net of tax		190		(1,280)		421		(1,288)

Comprehensive income (loss)		$543		$(1,206)		$1,047		$(910)

6.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
March 31, 2011
AVAILABLE FOR SALE
Obligations of states and political subdivisions	$100	$—	$—	$100

Total	$100	$—	$—	$100

HELD TO MATURITY
U.S. government agency securities	$50,811	$91	$(158)	$50,744
Corporate debt securities	48,237	2,278	—	50,515
Foreign debt securities (1)	6,661	452	—	7,113
Obligations of states and political subdivisions	4,411	106	—	4,517

Total	$110,120	$2,927	$(158)	$112,889

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2010

HELD TO MATURITY
U.S. government agency securities	$55,002	$403	$(5)	$55,400
Corporate debt securities	83,710	3,090	(6)	86,794
Foreign debt securities (1)	9,711	482	—	10,193
Obligations of states and political subdivisions	4,770	222	—	4,992

Total	$153,193	$4,197	$(11)	$157,379

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

During the nine months ended March 31, 2011, and March 31, 2010, realized investment securities gains totaled $0 thousand and $1 thousand, respectively. The $1 thousand gain realized in 2010 resulted from the sale of an investment security classified as available for sale, with an amortized cost of $500 thousand, for proceeds of $501 thousand.

The amortized cost and fair values of debt securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$100	$—	$—	$—	$100
Fair value	100	—	—	—	100

HELD TO MATURITY
Amortized cost	$20,923	$47,928	$14,238	$27,031	$110,120
Fair value	21,194	49,886	14,775	27,034	112,889

Investment securities with amortized costs of $390 thousand and $28.7 million and fair values of $388 thousand and $29.0 million at March 31, 2011 and June 30, 2010, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.

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

At March 31, 2011, the Company’s Agency CMO’s totaled $32.7 million as compared to $70.9 million at June 30, 2010. The Company’s private-label CMO’s totaled $24.6 million at March 31, 2011 as compared to $44.1 million at June 30, 2010. The $57.7 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency CMO’s totaling $38.2 million and $20.1 million in repayments on our private-label CMO’s which were partially offset by a $635 thousand reversal of non-credit unrealized holding losses on private-label CMO’s with Other-than-temporary impairment (“OTTI”). During the nine months ended March 31, 2011, the Company received principal payments totaling $20.1 million on its private-label CMO’s. At March 31, 2011, approximately $57.3 million or 96.4% (book value) of the Company’s MBS portfolio, including CMO’s, were comprised of adjustable or floating rate investments, as compared to $115.0 million or 98.2% at June 30, 2010. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of March 31, 2011. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

		At March 31, 2011
		Rating			Book Value	Fair Value
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)	(in thousands)
05949AN63	BOAMS 2005-1 1A7	N/A	Ba1	AAA	$929	$913
36242DE25	GSR 2005-3F 1A11	N/A	Baa3	AA	1,165	1,150
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	AA	439	430
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	AA	559	548
225458JZ2	CSFB 05-3 3A4	AAA	N/A	A	2,840	2,783
225458KE7	CSFB 2005-3 3A9	AAA	N/A	A	223	217
225458KE7	CSFB 2005-3 3A9	AAA	N/A	A	673	656
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	680	649
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	1,237	1,180
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	1,694	1,615
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	1,856	1,769
126694CP1	CWHL SER 21 A11	N/A	Caa1	CCC	4,727	5,438
126694KF4	CWHL SER 24 A15	CCC	N/A	CCC	1,092	1,229
126694KF4	CWHL SER 24 A15	CCC	N/A	CCC	2,183	2,456
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	1,367	1,313
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	1,913	1,838
126694MP0	CWHL SER 26 1A5	CCC	N/A	B	1,040	871

					$24,617	$25,055

The Company retains an independent third party to assist it in the determination of a fair value for each of its private-label CMO’s. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMO’s and there can be no assurance that any secondary market for private-label CMO’s will develop. The private-label CMO portfolio had two previously recorded Other Than Temporary Impairments at March 31, 2011. During the three and nine months ending March 31, 2011, the Company reversed $288 thousand and $635 thousand, respectively, of non-credit unrealized holding losses on two of its private-label CMO’s with OTTI due to principal repayments. No additional other than temporary impairments were identified during the quarter ended March 31, 2011.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The amortized cost and fair values of mortgage-backed securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
March 31, 2011
AVAILABLE FOR SALE

Government National Mortgage Association certificates	$1,985	$130	$—	$2,115

Total	$1,985	$130	$—	$2,115

HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$32,729	$203	$(12)	$32,920
Private-label	24,617	1,120	(682)	25,055

Total	$57,346	$1,323	$(694)	$57,975

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2010
AVAILABLE FOR SALE

Government National Mortgage Association certificates	$2,019	$127	$—	$2,146

Total	$2,019	$127	$—	$2,146

HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$70,899	$71	$(376)	$70,594
Private-label	44,087	—	(4,238)	39,849

Total	$114,986	$71	$(4,614)	$110,443

The amortized cost and fair value of mortgage-backed securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)

AVAILABLE FOR SALE
Amortized cost	$—	$—	$—	$1,985	$1,985
Fair value	—	—	—	2,115	2,115

HELD TO MATURITY
Amortized cost	$—	$—	$—	$57,346	$57,346
Fair value	—	—	—	57,975	57,975

At March 31, 2011 and June 30, 2010, mortgage-backed securities with an amortized cost of $12.8 million and $81.4 million and fair values of $12.9 million and $80.8 million, were pledged to secure borrowings with the Federal Home Loan Bank and public deposits.

8.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2011 and June 30, 2010.

	March 31, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)

U.S. government agencies securities	$17,953	$(156)	$388	$(2)	$18,341	$(158)
Collateralized mortgage obligations:
Agency	—	—	11,264	(12)	11,264	(12)
Private-label	—	—	15,933	(682)	15,933	(682)

Total	$17,953	$(156)	$27,585	$(696)	$45,538	$(852)

	June 30, 2010
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)

U.S. government agencies securities	$—	$—	$404	$(5)	$404	$(5)
Corporate debt securities	3,893	(6)	—	—	3,893	(6)
Collateralized mortgage obligations:
Agency	15,607	(116)	33,065	(260)	48,672	(376)
Private-label	—	—	39,849	(4,238)	39,849	(4,238)

Total	$19,500	$(122)	$73,318	$(4,503)	$92,818	$(4,625)

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

The following table presents a roll-forward of the credit loss component of the amortized cost of mortgage-backed securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. The beginning balance represents the credit loss component for mortgage-backed securities for which OTTI occurred prior to adoption of the guidance of ASC Topic 320-10-69. OTTI recognized in earnings for credit impaired mortgage-back securities is presented as additions in two components based upon whether the current period is the first time the mortgage-backed security was credit-impaired (initial credit impairment) or is not the first time the mortgage-backed security was credit impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes that the Company will be required to sell previously credit-impaired mortgage-backed securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what the Company expected to receive over the remaining life of the credit impaired mortgage-backed securities, the security matures or is fully written down. Changes in the credit loss component of credit impaired mortgage-backed securities were as follows for the three and nine month periods ended March 31, 2011:

	Three Months Ended March 31, 2011	Nine Months Ended March 31, 2011
(In thousands)
Beginning balance	$194	$194
Initial credit impairment	—	—
Subsequent credit impairment	—	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reduction for increase in cash flows expected to be collected	—	—

Ending Balance	$194	$194

During the quarter ended March 31, 2011, the Company recorded no credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income.

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

The Company reviewed the independent third party’s assumptions used in the March 31, 2011 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that two private-label CMO’s in the portfolio had an OTTI at March 31, 2011. During the three and nine months ending March 31, 2011, the Company reversed $288 thousand and $635 thousand, respectively, of non-credit unrealized holding losses on the two private-label CMO’s with OTTI due to principal repayments.

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

The Company has investments in 23 positions that are impaired at March 31, 2011, including 10 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that two private-label CMO’s remain other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of March 31, 2011 and June 30, 2010 (in thousands).

	March 31, 2011			June 30, 2010
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
March 31, 2011
First mortgage loans:
1 – 4 family dwellings	$15,803	$—	$15,803	$17,247	$—	$17,247
Construction	13,190	1,024	12,166	15,059	—	15,059
Land acquisition & development	2,470	—	2,470	2,718	—	2,718
Multi-family dwellings	5,432	—	5,432	5,636	—	5,636
Commercial	7,757	—	7,757	7,635	—	7,635

Consumer Loans
Home equity	1,959	—	1,959	2,190	—	2,190
Home equity lines of credit	2,641	—	2,641	2,676	—	2,676
Other	343	—	343	280	—	280

Commercial Loans	3,280	—	3,280	3,585	—	3,585

	$52,875	$1,024	$51,851	$57,026	$—	$57,026

Less: Deferred loan fees	45			66

Total	$52,830			$56,960

Impaired loans are loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The following loan categories are collectively evaluated for impairment. First mortgage loans: 1 – 4 family dwellings and all consumer loan categories (home equity, home equity lines of credit and other). The following loan categories are individually evaluated for impairment. First mortgage loans: construction, land acquisition and development, multi-family dwellings and commercial. The Company evaluates commercial loans not secured by real property individually for impairment.

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

The following table is a summary of the loans considered to be impaired as of March 31, 2011 and March 31, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Impaired loans with an allocated allowance	$323	$—	$323	$—
Impaired loans without an allocated allowance	701	—	701	—

Total impaired loans	$1,024	$—	$1,024	$—

Allocated allowance on impaired loans	$67	$—	$67	$—
Average impaired loans	1,024	—	1,024	471
Income recognized on impaired loans	—	—	9	37

Total nonaccrual loans and the related interest income recognized for the three and nine months ended March 31, 2011 and March 31, 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Principal outstanding	$2,402	$1,622	$2,402	$1,622

Interest income that would have been recognized	41	35	122	83
Interest income recognized	2	13	15	25

Interest income foregone	$39	$22	$107	$58

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at March 31, 2011, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2011 and June 30, 2010 (in thousands):

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due	Total Past Due	Non-Accrual	Total Loans
March 31, 2011
First mortgage loans:
1 – 4 family dwellings	$14,007	$777	$—	$—	$777	$1,019	$15,803
Construction	12,166	—	—	—	—	1,024	13,190
Land acquisition & development	2,470	—	—	—	—	—	2,470
Multi-family dwellings	5,432	—	—	—	—	—	5,432
Commercial	7,757	—	—	—	—	—	7,757

Consumer Loans
Home equity	1,959	—	—	—	—	—	1,959
Home equity lines of credit	2,282	—	—	—	—	359	2,641
Other	343	—	—	—	—	—	343

Commercial Loans	3,280	—	—	—	—	—	3,280

	$46,696	$777	$—	$—	$777	$2,402	52,875

Less: Deferred loan fees							45

Total							$52,830

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due	Total Past Due	Non-Accrual	Total Loans
June 30, 2010
First mortgage loans:
1 – 4 family dwellings	$15,884	$56	$—	$—	$56	$1,307	$17,247
Construction	15,059	—	—	—	—	—	15,059
Land acquisition & development	2,718	—	—	—	—	—	2,718
Multi-family dwellings	5,636	—	—	—	—	—	5,636
Commercial	7,635	—	—	—	—	—	7,635

Consumer Loans
Home equity	2,156	34	—	—	34	—	2,190
Home equity lines of credit	2,167	150	—	—	150	359	2,676
Other	280	—	—	—	—	—	280

Commercial Loans	3,585	—	—	—	—	—	3,585

	$55,120	$240	$—	$—	$240	$1,666	57,026

Less: Deferred loan fees							66

Total							$56,960

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

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2011 and June 30, 2010. Activity in the allowance is presented for the nine months ended March 31, 2011 (in thousands).

	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi-family	Commercial	Consumer Loans	Commercial Loans	Total
ALLL balance at June 30, 2010	$147	$47	$213	$28	$66	$77	$67	$645
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	9	158	(158)	(1)	14	6	(10)	18

ALLL balance at March 31, 2011	$156	$205	$55	$27	$80	$83	$57	$663

Individually evaluated for impairment	—	67	—	—	—	—	—	67
Collectively evaluated for impairment	156	138	55	27	80	83	57	596

	$156	$205	$55	$27	$80	$83	$57	$663

ALLL balance at June 30, 2010	$147	$47	$213	$28	$66	$77	$67	$645

Individually evaluated for impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	147	47	213	28	66	77	67	645

	$147	$47	$213	$28	$66	$77	$67	$645

During the nine months ended March 31, 2011, the Company reversed $158 thousand of previously recorded provisions for loan losses related to one Land Acquisition & Development loan.

The reason for reversing the provision on this particular credit is that the borrower has made every required payment for about the last seven years. During the first five years, payments were regularly made under provisions of the U.S. bankruptcy code. After the borrower exited from bankruptcy the Company agreed to amortize his remaining balance over fifteen years. The new loan was made at prevailing market rates and terms. The loan’s appraised value was less than our carrying value when the new loan was made. However when we discounted the loan’s cash flows at the effective rate, no impairment was noted. We, and our banking regulators, continued to classify the loan as substandard. The Company’s Asset Classification and Review Committee adopted a conservative accounting posture on this credit and directed management to maintain a specific loan loss allowance for a period of approximately two years after the borrowers completed their bankruptcy reorganization to allow the loan’s balance to amortize below appraised value. Due to the fact that we have been paid for seven years, including two years’ post – bankruptcy, and the fact that this loan is successfully amortizing over a fifteen year amortization period, the Company’s Asset Classification and Review Committee felt that the $158 thousand allowance for loan losses on this particular credit was no longer justified. The appraised (e.g. fair) value of the real estate collateral also exceeds the principal balance by approximately $14 thousand at March 31, 2011.

During the nine months ended March 31, 2011, the Company increased the ALLL for construction loans by $158 thousand. The increase was primarily attributable to a $91 thousand increase to the ALLL attributable to the qualitative considerations within the unimpaired construction loan portfolio, and a $67 thousand increase to the ALLL for one impaired construction loan. The increase in the ALLL for the Company’s unimpaired construction loan portfolio, related to the qualitative considerations, is attributable to the following factors: (1) a $1.024 million increase in impaired construction loans and the possibility that similar factors could begin to affect the unimpaired construction loan portfolio; (2) the continued impact of a slow economic recovery, particularly as it relates to the housing market; (3) the slowdown in local real estate sales for both new and existing homes in the Company’s lending areas; (4) longer than usual selling cycles experienced by the Company’s builders; and (5) lower than normal levels of local housing starts due to longer selling cycles and higher than normal levels of completed but unsold new home inventories.

At March 31, 2010, the Company had two collateral dependent non-accrual construction loans totaling $1,024 that were considered to be impaired.

The first impaired construction loan is almost entirely complete and currently being marketed for sale. The loan was originated as a construction loan to build a spec home with a well known and respected builder within our market. At March 31, 2011, the loan was nine months past due for interest. The borrower is working closely with management of the Company and recently agreed to change the listing real estate agency. Management has interviewed several real estate agencies as part of this process and they all have indicated that sales of similar properties in this market support the asking price and that the property is in an affluent market that tends to take a little longer to sell. The loan’s appraised value is $950 thousand, the current listing price is $925 thousand, and our book value is $701 thousand. The loan is considered impaired primarily due to its delinquency status. Management weighed several factors in considering whether a discount to the appraised valuation was appropriate. In its analysis, Management considered several qualitative factors including the length of time that the property has been on the market, the recent change in real estate agents and the associated $25 thousand reduction in the listing price, and the limited number of buyers for homes in this price range. Based upon the significant difference between the loan’s $701 thousand book value and the home’s current listing price of $925 thousand, Management has concluded that no specific allocation of the ALLL is needed as of March 31, 2011. The Company will continue to monitor marketing efforts with the builder and his new real estate agent.

The second impaired construction loan is substantially completed. The loan was originated as a construction loan to build a spec home with a builder that has had a long relationship with the Company. The builder began to experience financial difficulties during the quarter ended December 31, 2010 which called into question his ability to complete the house. The Company offered to work with the builder by paying his subcontractors directly. If the builder and his subcontractors would have agreed to this arrangement, management believed the house could be completed and sold. This loan was less than thirty days delinquent as to interest at December 31, 2010. During the quarter ended March 31, 2011, the loan was three months delinquent as to interest and it became apparent to the Company that the builder was unable or unwilling to complete the project and no payments were received on this account, and the builder has become less cooperative. The Company began foreclosure proceedings against this builder during the quarter ended March 31, 2011. The loan’s original “As Completed” appraised value was $420 thousand and our book value at March 31, 2011 is $323 thousand. The Company is trying to negotiate interior access to the property to better assess what work remains to be completed and to obtain a new appraised valuation. If negotiations for access are not successful, the Company will obtain access after the foreclosure process is completed. Based on the inspections performed by the Company related to construction draw requests, management believes the property to be in excess of 75% completed. Discussions with real estate sales professionals indicate that newly constructed homes in the area are generally selling in a range of $360 - $400+ thousand. We currently anticipate a July 2011 sheriff’s sale date. Management weighed several factors in considering whether a discount to the appraised valuation was appropriate. In its assessment, Management placed considerable weight on the limited market for partially completed homes. In addition, Management consulted with a local real estate agent who confirmed a limited market segment for partially completed homes and the need for a higher than customary real estate commission to support the increased marketing efforts. In addition, buyers such as other builders or contractors typically require a market discount in order to compensate them to complete construction and provide an acceptable profit margin. Finally, Management had to use its best business judgment to assess finishing costs to determine whether it would be better for the Company to finish the house and market the property to the consumer market segment and to gauge the reasonableness of any purchase offer from a builder or contractor. Based upon these qualitative factors, Management believes that is possible to receive less than its recorded book value of $323 thousand. Accordingly, the Company recorded a specific allocation of the ALLL to this particular credit totaling $67 thousand. Management may adjust this specific ALLL allocation once the Company obtains internal access to the property for a new real estate appraisal and to better gauge buyer interest, including other builders and contractors.

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

The following tables present the assets reported on a recurring basis on the consolidated balance sheet at their fair value as of March 31, 2011 and June 30, 2010, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2011
	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment securities	$—	$100	$—	$100
Mortgage-backed securities available for sale:
Government National Mortgage Association (GNMA) certificates	$—	$2,115	$—	$2,115

Total	$—	$2,215	$—	$2,215

	June 30, 2010
	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Mortgage-backed securities available for sale:
GNMA certificates	$—	$2,146	$—	$2,146

Total	$—	$2,146	$—	$2,146

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair value as of March 31, 2011 and June 30, 2010, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2011
	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired loans	$—	$—	$957	$957
Mortgage-backed securities held to maturity:
Collateralized mortgage obligations – private-label	—	—	8,003	8,003

Total	$—	$—	$8,960	$8,960

	June 30, 2010
	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Mortgage-backed securities held to maturity:
Collateralized mortgage obligations – private-label	$—	$—	$9,935	$9,935

Total	$—	$—	$9,935	$9,935

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

The following table represents the changes in the Level III fair-value category for the nine month period ended March 31, 2011. The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation model for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly.

Changes in fair value measurements using significant unobservable inputs (Level III) during the nine months ended March 31, 2011 are detailed in the following table.

	Private-label Mortgage-backed securities Held-to-maturity March 31, 2011	Impaired Loans March 31, 2011
Beginning balance – July 1, 2010	$9,935	$—
Total net realized/unrealized gains (losses)
Included in earnings
Net realized losses on securities held-to-maturity	—	—
Included in other comprehensive income
Net unrealized gains on securities held-to-maturity	635	—
Transfers into Level III	—	957
Other – paydowns received	(2,567)	—

Ending balance – March 31, 2011	$8,003	$957

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	March 31, 2011		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$5,286	$5,286	$2,198	$2,198
Certificates of deposit	6,159	6,159	8,605	8,605
Investment securities	110,220	112,989	153,193	157,379
Mortgage-backed securities	59,461	60,090	117,132	112,589
Net loans receivable	52,167	55,256	56,315	60,403
Accrued interest receivable	1,418	1,418	2,430	2,430
FHLB stock	9,815	9,815	10,875	10,875

FINANCIAL LIABILITIES
Deposits	$177,560	$177,653	$201,922	$202,275
FHLB advances – long term	39,500	40,756	109,500	113,721
Other short-term borrowings	—	—	12,510	12,510
Accrued interest payable	476	476	837	837

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2011.

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

FINANCIAL CONDITION

The Company’s assets totaled $247.4 million at March 31, 2011, as compared to $354.7 million at June 30, 2010. The $107.3 million or 30.3% decrease in total assets was primarily comprised of a $57.6 million or 50.1% decrease in mortgage-backed securities (MBS) - held to maturity, a $43.1 million or 28.1% decrease in investment securities held to maturity, a $4.1 million or 7.4% decrease in net loans receivable, and a $2.4 million or 28.4% decrease in FDIC insured certificates of deposit. The decrease in mortgage-backed securities – held to maturity was primarily due to paydowns on the Company’s mortgage-backed securities portfolio. The decrease in investment securities- held to maturity was primarily due to $52.0 million of issuer redemptions prior to maturity (i.e., calls) of U.S. Government agency bonds, $35.4 million of maturities/calls of investment grade corporate bonds, $6.6 million of maturities/calls of investment grade foreign bonds, $5.5 million of maturities of investment grade short-term commercial paper, $1.6 million of maturities of investment grade corporate utility first mortgage bonds and $900 thousand of maturities/redemptions of tax free municipal bonds, which were partially offset by purchases of $47.7 million of callable U.S. Government agency step-up bonds, $5.5 million of investment grade short-term commercial paper, $3.7 million of investment grade foreign bonds, $3.0 million of investment grade corporate bonds, and $600 thousand of tax free municipal bonds. The decrease in FDIC insured certificates of deposit was due to $5.4 million in redemptions of bank certificates of deposit which was partially offset by $3.0 million in investments in bank certificates of deposit. The Company has reduced its overall investment portfolio due to a marked decline in market interest rates and a narrowing of investment spreads. See “Asset and Liability Management”.

The Company’s total liabilities decreased $107.8 million or 33.0% to $219.1 million as of March 31, 2011 from $326.9 million as of June 30, 2010. The $107.8 million decrease in total liabilities was primarily comprised of a $70.0 million or 63.9% decrease in maturing legacy high-cost long-term FHLB advances, a $24.4 million or 12.1% decrease in total savings deposits, and a $12.5 million or 100.0% decrease in other short-term borrowings. The decrease in fixed rate legacy long–term FHLB advances was funded primarily by investment cash flows received during the nine months ended March 31, 2011. Certificates of deposit decreased $25.3 million, demand and NOW deposits decreased $1.3 million, and advance payments by borrowers for taxes and insurance decreased $243 thousand, while savings accounts increased $1.5 million and money market accounts increased $1.0 million. The decrease in certificates of deposits is primarily the result of a $10.75 million early partial repayment of a CDARS One Way Buy CD, $5.6 million of maturing brokered deposits, and a $4 million matured cash management CD related to a local government unit. Management believes that the changes in demand deposits, and advance payments by borrowers for taxes and insurance were primarily attributable to seasonal payments of local, county and school real estate taxes. See also “Asset and Liability Management”.

Total stockholders’ equity increased $570 thousand or 2.1% to $28.4 million as of March 31, 2011, from approximately $27.8 million as of June 30, 2010. The increase was primarily attributable to Company net income of $626 thousand and other comprehensive income totaling $421 thousand, which were partially offset by cash dividends totaling $494 thousand. Other comprehensive income was principally attributable to reversals of unrealized holding losses on two private label mortgage backed securities totaling $419 thousand.

RESULTS OF OPERATIONS

General. WVS reported net income of $353 thousand or $0.17 earnings per share (basic and diluted) and $626 thousand or $0.30 earnings per share (basic and diluted) for the three and nine months ended March 31, 2011, respectively. Net income increased by $279 thousand or 377.0% and earnings per share (basic and diluted) increased $0.13 or 325.0% for the three months ended March 31, 2011, when compared to the same period in 2010. The increase in net income was primarily attributable to a $465 thousand increase in net interest income, and a $77 thousand increase in non-interest income, which were partially offset by a $210 thousand increase in income tax expense, a $47 thousand increase in non-interest expense, and a $6 thousand increase in provisions for loan losses. For the nine months ended March 31, 2011, net income increased $248 thousand or 65.6% and earnings per share (basic and diluted) increased $0.12 or 66.7% when compared to the same period in 2010. The increase in net income was primarily attributable to a $656 thousand increase in net interest income, and a $69 thousand increase in non-interest income, which were partially offset by a $293 thousand increase in income tax expense, a $157 thousand increase in non-interest expense, and a $27 thousand increase in provisions for loan losses.

Net Interest Income. The Company’s net interest income increased by $465 thousand or 52.2% for the three months ended March 31, 2011, when compared to the same period in 2010. The increase in net interest income is attributable to a $1.3 million decrease in interest expense, which more than offset a $799 thousand decrease in interest income. The decrease in interest expense was primarily attributable to the payoff of FHLB long-term, FRB and other short-term borrowings and lower rates paid on interest-bearing liabilities during the quarter ended March 31, 2011, when compared to the same period in 2010. The decrease in interest income was primarily due to lower average balances of, and lower rates of interest earned on, financial assets during the quarter ended March 31, 2011 when compared to the same period in 2010. For the nine months ended March 31, 2011, net interest income increased $656 thousand or 23.5% when compared to the same period in 2010. The increase in net interest income is attributable to a $2.8 million decrease in interest expense, which was partially offset by a $2.2 million decrease in interest income. The decrease in interest expense was primarily due to the payoff of FHLB long-term, and FRB and other short-term borrowings, and lower rates paid on interest-bearing liabilities during the nine months ended March 31, 2011, when compared to the same period in 2010. The decrease in interest income was primarily attributable to lower rates earned on, and lower average balances of, financial assets during the nine months ended March 31, 2011, when compared to the same period in 2010.

Interest Income. Interest on investment securities decreased $354 thousand or 24.7% and $806 thousand or 18.9% for the three and nine months ended March 31, 2011, respectively, when compared to the same period in 2010. The decrease for the three months ended March 31, 2011 was primarily attributable to a $29.0 million decrease in the average balance of investment securities and a 24 basis point decrease in the weighted average yield on investment securities outstanding, when compared to the same period in 2010. The decrease for the nine months ended March 31, 2011 was primarily attributable to a 66 basis point decrease in the weighted average yield on investment securities outstanding, and a $5.3 million decrease in the average balance of investment securities when compared to the same period in 2010.

Interest on mortgage-backed securities decreased $261 thousand or 51.5% and $623 thousand or 38.5% for the three and nine months ended March 31, 2011, respectively, when compared to the same periods in 2010. The decrease for the three months ended March 31, 2011 was primarily attributable to a $58.8 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding and a

$22.5 million decrease in the average balance of private label mortgage-backed securities outstanding, which were partially offset by a 15 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities and an 8 basis point increase in the weighted average yield earned on private label mortgage-backed securities for the three months ended March 31, 2011, when compared to the same period in 2010. The decrease for the nine months ended March 31, 2011, was primarily attributable to a $48.9 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding and a $16.8 million decrease in the average balance of private-label mortgage-backed securities outstanding, which were partially offset by a 10 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities and a 10 basis point increase in the weighted average yield earned on private-label mortgage-backed securities outstanding for the nine months ended March 31, 2011, when compared to the same period in 2010. The decrease in the average balances of mortgage-backed securities during the three and nine months ended March 31, 2011 was attributable to principal paydowns of mortgage-backed securities during the periods. The increase in yield is attributable to slightly higher LIBOR interest rates in the three and nine months ended March 31, 2011 when compared to the same periods in 2010.

Interest on net loans receivable decreased $161 thousand or 16.6% and $470 thousand or 15.7% for the three and nine months ended March 31, 2011, respectively, when compared to the same periods in 2010. The decrease for the three months ended March 31, 2011 was primarily attributable to a $5.8 million decrease in the average balance of net loans receivable outstanding and a decrease of 50 basis points in the weighted average yield earned on net loans receivable for the three months ended March 31, 2011, when compared to the same period in 2010. The decrease for the nine months ended March 31, 2011, was primarily attributable to a decrease of 72 basis points in the weighted average yield earned on net loans receivable for the nine months ended March 31, 2011, when compared to the same period in 2010, and a $3.3 million decrease in the average balance of net loans receivable outstanding, when compared to the same period in 2010. The decrease in the average loan balance of net loans receivable outstanding for the three and nine months ended March 31, 2011 was attributable in part to increased levels of loan payoffs on single-family first mortgage loan and construction loan products. The Company has limited its origination of longer-term fixed rate loans for its portfolio to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

Interest on FDIC insured bank certificates of deposit decreased $23 thousand or 44.2% and $263 thousand or 72.3% for the three and nine months ended March 31, 2011, respectively, when compared to the same period in 2010. The decrease for the three months ended March 31, 2011 was primarily attributable to a $4.0 million decrease in the average portfolio balance of certificates of deposit and a 20 basis point decrease in the weighted average yield earned when compared to the same period in 2010. The decrease for the nine months ended March 31, 2011 was primarily attributable to a $9.1 million decrease in the weighted average portfolio balance certificates of deposit and a 112 basis point decrease in the weighted average yield earned when compared to the same period in 2010. The certificates have remaining maturities ranging from two to fifteen months. Due to decreases in yields in this investment sector, the Company has decided to limit reinvestments in certificates of deposit and to let the portfolio decrease through maturities and early issuer redemptions.

Dividends on FHLB stock were $0 for the three and nine months ended March 31, 2011 and March 31, 2010. This was attributable to the Federal Home Loan Bank of Pittsburgh’s suspension of dividends on its common stock. In December 2008, the FHLB of Pittsburgh announced that it was suspending payments of dividends and redemptions of excess capital stock from members. The FHLB’s stated purpose of these actions is to build retained earnings to ensure adequate regulatory capital. Beginning in the December 2010 quarter, the FHLB began redeeming excess capital stock from members. Redemptions of $517 thousand and $1.1 million were recorded for the three and nine months ended March 31, 2011.

Interest Expense. Interest paid on FHLB advances decreased $1.2 million or 66.7% and $2.5 million or 46.7% for the three and nine months ended March 31, 2011, respectively, when compared to the same periods in 2010. The decrease for the three months ended March 31, 2011 was primarily attributable to an $83.1 million decrease in the average balance of fixed rate legacy FHLB long-term advances and a 41 basis point decrease in the weighted average yield paid on fixed rate legacy FHLB long-term advances when compared to the same period in 2010. The decrease for the nine months ended March 31, 2011 was primarily attributable to a $57.6 million decrease in the average balance of fixed rate legacy FHLB long-term advances and a 23 basis point decrease in the weighted average yield paid on fixed rate legacy FHLB long-term advances when compared to the same period in 2010. The decreases in the average balances of fixed rate legacy FHLB long-term borrowings were due to the maturity of nine fixed rate legacy FHLB long-term borrowings totaling $70.0 million during the nine months ended March 31, 2011.

Interest expense on deposits and escrows decreased $42 thousand or 16.2% and $197 thousand or 20.7% for the three and nine months ended March 31, 2011, respectively, when compared to the same period in 2010. The decrease in interest expense on deposits for the three months ended March 31, 2011 was primarily attributable to a 73 basis point decrease in the weighted average rate paid on time deposits, which was partially offset by a $33.0 million increase in the average balance of time deposits when compared to the same period in 2010. The decrease for the nine months ended March 31, 2011 was primarily attributable to a 103 basis point decrease in the weighted average rate paid on time deposits, which was partially offset by a $42.7 million increase in the average balance of time deposits, when compared to the same period in 2010. The decrease in average yields of time deposits reflects lower market rates for the three and nine months ended March 31, 2011 while the change in average balances for time deposits is a result of the Savings Bank’s participation in brokered CD programs. The increase in the average balance of time deposits in both the three and nine months ended March 31, 2011 was primarily attributable to an increase in wholesale deposits including CDARS One Way Buy transactions and to a lesser extent, brokered deposits, when compared to the same periods in 2010.

Interest paid on Federal Reserve Bank (FRB) short-term borrowings decreased $51 thousand or 100.0% and $136 thousand or 100.0% for the three and nine months ended March 31, 2011, respectively, when compared to the same periods in 2010. The decrease for the three and nine months ended March 31, 2011 was attributable to the payoff of all FRB Term Auction Facility borrowings. The FRB terminated the Term Auction Facility in April 2010.

Interest paid on other short-term borrowings increased $3 thousand or 150.0% and $14 thousand or 233.3% for the three and nine months ended March 31, 2011, respectively, when compared to the same periods in 2010. The increase for the three months ended March 31, 2011 was primarily attributable to a $3.9 million increase in average balances of other short-term borrowings during the period. The increase for the nine months ended March 31, 2011 was primarily attributable to a $5.1 million increase in the average balances of other short-term borrowings outstanding when compared to the same period in 2010. The increase in average balances of other short-term borrowings is attributable to more favorable short-term borrowing rates offered by brokers for comparable FHLB short-term borrowings.

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

Provisions for loan losses increased $6 thousand or 150.0% and $27 thousand or 270.0% for the three and nine months ended March 31, 2011, when compared to the same periods in 2010. At March 31, 2011, the Company’s total allowance for loan losses amounted to $663 thousand or 1.3% of the Company’s total loan portfolio, as compared to $645 thousand or 1.1% at June 30, 2010.

Non-Interest Income. Non-interest income increased by $77 thousand or 197.4% for the three months ended March 31, 2011, and increased $69 thousand or 21.2% for the nine months ended March 31, 2011, when compared to the same periods in 2010. The increase for the three months ended March 31, 2011 was primarily attributable to the absence of a $95 thousand other-than-temporary impairment loss recognized in earnings during the quarter ended March 31, 2010, which was partially offset by decreases in service charges on deposits and market gains on trading assets, when compared to the same period in 2010. The increase for the nine months ended March 31, 2011 was primarily due to the absence of a $93 thousand other-than-temporary impairment loss recognized in earnings during the nine months ended March 31, 2011 and an increase in correspondent loan fees, which were partially offset by a decrease in service charges on deposit accounts, and the absence of gains on trading assets during the nine months ended March 31, 2011 when compared to the same period in 2010.

Non-Interest Expense. Non-interest expense increased $47 thousand or 5.3% and $157 thousand or 5.8% for the three and nine months ended March 31, 2011, when compared to the same periods in 2010. The increase for the three months ended March 31, 2011 was principally attributable to a $36 thousand increase in Federal Deposit Insurance Corporation (FDIC) insurance expense. The increase for the nine months ended March 31, 2011 was primarily attributable to a $90 thousand increase in ATM related expenses and a $91 thousand increase in FDIC insurance expense, which were partially offset by a $36 thousand decrease in employee related expenses. The increase in ATM related expenses, for the nine months ended March 31, 2011 were primarily attributable to the settlement of ATM litigation. See Part II, Item 1, Legal Proceedings, in this Form 10-Q.

Income Tax Expense. Income tax expense increased $210 thousand and $293 thousand for the three and nine months ended March 31, 2011, respectively, when compared to the same periods in 2010. The increase for the three and nine months ended March 31, 2011 was primarily due to higher levels of taxable income and the absence of PA tax credits when compared to the same periods in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $2.7 million during the nine months ended March 31, 2011. Net cash provided by operating activities was primarily comprised of $1.2 million in amortizations of investment premiums, a $1.1 million decrease in accrued interest receivable, $626 thousand of Company net income, and a $327 thousand decrease in prepaid or accrued income taxes, which were partially offset by a $602 thousand decrease in transaction account clearing balance payable to the Federal Reserve.

Funds provided by investing activities totaled $107.8 million during the nine months ended March 31, 2011. Primary sources of funds during the nine months ended March 31, 2011, included maturities and repayments of investment securities, mortgage-backed securities and certificates of deposit totaling $102.4 million, $58.3 million, $5.4 million, respectively, a $4.1 million decrease in net loans receivable, and redemptions of FHLB stock totaling $1.1 million, which were partially offset by purchases of investment securities and certificates of deposit totaling $60.6 million and $3.0 million, respectively.

Funds used for financing activities totaled $107.4 million for the nine months ended March 31, 2011. The primary uses included a $70.0 million decrease in fixed rate legacy FHLB long-term advances, a $16.3 million decrease in wholesale time deposits, a $12.5 million decrease in other short-term borrowings, and an $8.0 million decrease in retail certificates of deposit. The decrease in FHLB long-term advances reflects paydowns on matured high cost FHLB legacy advances using cash flow from the Company’s investment portfolio. The Company chose to repay $16.3 million of wholesale time deposits and $12.5 million of other short-term borrowings using cash flow from repayments on mortgage-backed securities. The $8.0 million decrease in retail time deposits was primarily attributable to a matured $4 million cash management CD for a local government unit and seasonal withdrawals for the payment of local, county and school taxes by depositors. Management believes that a significant portion of our local maturing deposits will remain with the Company.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at March 31, 2011 totaled $72.6 million. At March 31, 2011, the Company had outstanding $38.5 million of certificates of deposits (CD’s) issued through the CDARS One-Way Buy Program. CDARS CD’s totaling $32.0 million reprice on a monthly basis at LIBOR plus 14 basis points and mature on April 7, 2011. CDARS CD’s totaling $6.5 million mature on April 14, 2011 and carry a fixed rate of interest at 0.60%. The Company intends to repay the maturing wholesale CD’s with investment and MBS cash flows and an increase in other short-term borrowings during fiscal 2011.

At March 31, 2011, the Company also had $496 thousand of other brokered CD’s which carried fixed rates of interest ranging from 0.50% to 0.60% with various maturities through July 19, 2011. During the nine months ended March 31, 2011, approximately $5.6 million of other brokers CD’s matured and were repaid.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At March 31, 2011, total approved loan commitments outstanding amounted to approximately $36 thousand. At the same date, commitments under unused lines of credit amounted to $5.1 million and the unadvanced portion of construction loans approximated $5.8 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and FRB and other borrowings, to provide the cash utilized in investing activities. During the quarter ended March 31, 2010, the Company began to utilize whole-sale deposits in order to rebalance its short-term liability structure. The use of whole-sale deposits also allows the Company to match its corporate bond maturities and cash-flows from its private-label CMO securities. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On April 26, 2011, the Company’s Board of Directors declared a cash dividend of $0.04 per share payable May 26, 2011, to shareholders of record at the close of business on May 9, 2011. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

Recently, the Savings Bank learned the results of a targeted regulatory visitation and review of the Savings Bank’s asset quality, earnings performance and capital protection. The review was primarily related to the Savings Bank’s private label mortgage-backed securities portfolio as a result of the previously reported downgrades of certain private-label CMO’s within the Savings Bank’s investment portfolio by one or more national rating agencies. In connection with the regulatory review, the Savings Bank agreed to take certain actions to monitor and improve related asset quality in relation to regulatory capital. These actions include: additional documentation and monitoring procedures relating to its assessment of other than temporary impairment and market (fair) value estimates, the submission of a capital plan to its regulators, and to seek prior non-objection from its banking regulators for any dividends payable by the Savings Bank to the Company. The Company has made similar commitments to the Federal Reserve. The Company previously announced and reported a reduction of its quarterly cash dividend from $0.16 to $0.04 per share along with the suspension of common stock repurchases under its stock repurchase program. The Company believes that these actions demonstrate its commitment to serve as a source of strength to the Savings Bank and are appropriate in light of today’s economic environment. The Company believes that its liquidity is strong with liquid assets totaling approximately $1.2 million. This level of liquidity could support operating expenses and the current dividend for about two years without any dividend income from the Savings Bank. Dividends are subject to declaration by the Board of Directors, which take into account the Company’s financial condition, earnings, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of March 31, 2011, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $30.2 million or 20.4% and $30.9 million or 20.9%, respectively, of total risk-weighted assets, and Tier I leverage capital of $30.2 million or 11.50% of average quarterly assets.

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

The Company’s nonperforming assets at March 31, 2011 totaled approximately $2.4 million or 1.0% of total assets as compared to $1.7 million or 0.5% of total assets at June 30, 2010. Nonperforming assets at March 31, 2011 consisted of: four single-family real estate loans totaling $1.0 million, two single-family construction loans totaling $1.0 million, and two home equity lines of credit totaling $359 thousand. These loans are in various stages of collection activity.

The $736 thousand increase in nonperforming assets during the nine months ended March 31, 2011 was attributable to the classification to non-performing status of two single-family construction loans totaling $1.0 million, which were partially offset by the reclassification to performing status of one single family real estate loan totaling $286 thousand.

During the nine months ended March 31, 2011, approximately $107 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the nine months ended March 31, 2011. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

On November 3, 2010, the Federal Open Market Committee (FOMC) decided to expand the Federal Reserve’s holdings of securities to promote a stronger pace of economic recovery and to help ensure that inflation, over time, is at levels consistent with its mandate. In particular, the FOMC decided to purchase an additional $600 billion of longer-term U.S. Treasury securities by June 30, 2011. The Federal Reserve will also continue to reinvest principal payments from agency debt and agency mortgage-backed securities into longer-term U.S. Treasury securities. Based on its estimates at the time, the Federal Reserve expected to reinvest about $250 - $300 billion of principal repayments. Taken together, the Federal Reserve anticipates purchasing approximately $850 - $900 billion of longer-term U.S. Treasury securities through June 30, 2011.

Throughout the nine months ended March 31, 2011, the Company continued to adjust its asset/liability management tactics in two ways. First, we substantially increased our Tier 1 capital to average assets ratio from 8.21% at June 30, 2010 to 11.50% at March 31, 2011. We accomplished this primarily by reducing both Company assets and borrowings. With market interest rates at historical lows, we believed that the risks of maintaining a leveraged balance sheet far exceed the additional potential income that could be earned. Second, we reduced overall borrowings and changed the composition of our wholesale funding sources. We reduced our overall borrowings by $82.5 million. Legacy FHLB long-term borrowings were reduced by $70.0 million, while short-term borrowings decreased $12.5 million. We also utilized two sources of wholesale funding: the CDARS One-Way Buy Program and the limited use of other deposit brokers. We believe that the CDARS One-Way Buy Program makes financial sense because it allows us to issue CDs that price monthly using the same LIBOR index used by our floating-rate MBS. The CDARS CD’s, along with the other brokered CD’s, also allow us to better match cash flow from our maturing corporate bond investments and monthly principal repayments from the MBS portfolio.

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

During the nine months ended March 31, 2011, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve began a second phase of quantitative easing to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates. In response to these market conditions, the Company reduced the overall level of both assets and liabilities. Asset levels were reduced in light of considerably lower market yields and narrowing credit spreads. Borrowings were reduced by utilizing investment cash flow and to lower related interest expense. These actions also allowed us to increase our Tier 1 leverage and risk-based capital ratios. In the December 2010 quarter, intermediate and long-term market interest rates began to rise, when compared to the quarter ended September 30, 2010. This enabled the Company to begin to buy callable U.S. Government agency step-up notes in the December 2010 and March 2011 quarters.

The table below shows the quarterly targeted federal funds rate and the benchmark two and ten year treasury yields from June 30, 2007 through March 31, 2011. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive
December 31, 2010	0.00% to 0.25%	0.61%	3.30%	Positive
March 31, 2011	0.00% to 0.25%	0.80%	3.46%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment and mortgage-backed securities portfolios for the nine months ended March 31, 2011, totaled $14.7 million, $102.4 million and $58.3 million, respectively. Due to stagnant global interest rates and Treasury yields we continued to reduce our overall borrowed funds position. The Company continued to rebalance its investment portfolio by using proceeds from calls of U.S. Government agency bonds, repayments on its mortgage-backed securities and maturities of bank certificates of deposit to pay down borrowings. This strategy has allowed the Company to improve its liquidity posture while managing overall interest rate risk and strengthening our regulatory capital ratios.

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

During the nine months ended March 31, 2011, principal investment purchases were comprised of: callable U.S. Government agency single and multiple step-up bonds with initial lock-out periods ranging from 3 to 6 months - $47.7 million with a weighted average yield to call of 1.61%; short-term investment grade commercial paper - $5.5 million with a weighted average yield of 0.56%; fixed rate investment grade foreign bonds - $3.7 million with a weighted average yield of 1.13%; floating rate investment grade corporate bonds - $3.0 million with a weighted average yield of 1.16%; and tax free municipal bonds - $600 thousand with a yield of 1.43%. The

Company also invested in FDIC bank insured certificates of deposit totaling $3.0 million with a weighted average yield of 1.06%. Single step-up bonds have one “step” or increase in coupon. Multiple step-up bonds have more than one step or increase in coupon.

Major investment proceeds received during the nine months ended March 31, 2011 were: callable U.S. Government agency bonds - $52.0 million with a weighted average yield of approximately 2.41%; investment grade corporate bonds - $35.4 million with a weighted average yield of approximately 3.07%; investment grade foreign bonds - $6.6 million with a weighted average yield of 1.62%; short-term investment grade commercial paper - $5.5 million with a weighted average yield of 0.56%; investment grade corporate utility first mortgage bonds - $1.6 million with a weighted average yield of 5.99%; and tax free municipal bonds - $900 thousand with a weighted average taxable equivalent yield to maturity of 2.21%. The Company also had $5.4 million in FDIC insured bank certificates of deposit redeemed with a weighted average yield of approximately 1.72%.

As of March 31, 2011, the implementation of these asset and liability management initiatives resulted in the following:

1)	$57.3 million or 33.8% of the Company’s investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

2)	$44.3 million or 26.1% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less - $8.0 million or 18.1%; 3 – 12 months - $8.8 million or 19.9%; 1 – 2 years - $8.8 million or 19.9%; 2 – 3 years - $11.4 million or 25.7%; 3 – 5 years - $2.0 million or 4.5%; and over 5 years - $5.3 million or 11.9%;

3)	$47.8 million or 28.2% of the Company’s investment portfolio was comprised of callable U.S. Government Agency single step-up or multiple step-up bonds which are callable within 1 – 5 months. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

4)	$6.2 million or 2.5% of the Company’s total assets consisted of FDIC insured bank certificates of deposit with remaining maturities ranging from two to fifteen months;

5)	$2.6 million or 1.5% of the Company’s investment portfolio was comprised of fixed-rate callable U.S. Government Agency bonds which are callable as follows: 6 months or less - $2.6 million. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

6)	$4.0 million or 2.4% of the Company’s investment portfolio consisted of investment grade floating-rate corporate bonds which will reprice within three months and will mature within ten to twenty two months;

7)	An aggregate of $30.0 million or 57.5% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months; and

8)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less - $17.0 million or 43.0%; 3 – 12 months - $5.0 million or 12.7%; 3 – 5 years - $5.0 million or 12.7%; and over 5 years - $12.5 million or 31.6%.

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

	March 31,	June 30,
	2011	2010	2009
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$184,622	$243,519	$326,316
Interest-bearing liabilities maturing or repricing within one year	148,901	248,813	228,295

Interest sensitivity gap	$35,721	$(5,294)	$98,021

Interest sensitivity gap as a percentage of total assets	14.44%	-1.49%	23.37%
Ratio of assets to liabilities maturing or repricing within one year	123.99%	97.87%	142.94%

During the nine months ended March 31, 2011, the Company managed its one year interest sensitivity gap by: (1) Repaying $70.0 million of maturing legacy FHLB long-term debt; and (2) Repaying $10.7 million of floating rate and $2.0 million of fixed rate CDARS CDs; and (3) Repaying $5.6 million of fixed rate other brokered CD’s.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at March 31, 2011. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cummulative Gap ($’s)	$30,538	$29,489	$31,955	$38,556	$52,626	$42,751	$28,724
% of Total Assets	12.3%	11.9%	12.9%	15.6%	21.3%	17.3%	11.6%
Base Case Up 100 bp
Cummulative Gap ($’s)	$30,911	$30,156	$33,084	$40,222	$54,615	$44,928	$28,724
% of Total Assets	12.5%	12.2%	13.4%	16.3%	22.1%	18.2%	11.6%
Base Case No Change
Cummulative Gap ($’s)	$31,762	$31,707	$35,721	$43,437	$57,922	$47,824	$28,724
% of Total Assets	12.8%	12.8%	14.4%	17.6%	23.4%	19.3%	11.6%
Base Case Down 100 bp
Cummulative Gap ($’s)	$41,167	$44,842	$44,014	$46,071	$60,642	$49,165	$28,724
% of Total Assets	16.6%	18.1%	17.8%	18.6%	24.5%	19.9%	11.6%
Base Case Down 200 bp
Cummulative Gap ($’s)	$41,215	$44,928	$44,145	$46,219	$60,760	$49,165	$28,724
% of Total Assets	16.7%	18.2%	17.8%	18.7%	24.6%	19.9%	11.6%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2011. This analysis was done assuming that the interest-earning assets will average approximately $237 million and $275 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at March 31, 2011. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	March 31, 2012					March 31, 2011
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200

Change in net interest income	-6.8%	-5.4%	-	5.5%	12.4%	-8.3%	-7.8%	-	3.3%	8.0%
Return on average equity	5.09%	5.29%	5.98%	6.69%	7.58%	3.68%	3.75%	4.73%	5.16%	5.75%
Return on average assets	0.55%	0.57%	0.65%	0.74%	0.84%	0.46%	0.46%	0.57%	0.63%	0.70%
Market value of equity (in thousands)						$30,474	$30,679	$31,032	$30,730	$27,906

The Company’s third quarter and fiscal year to date earnings were positively impacted by lower interest expenses associated with repaying the Bank’s fixed rate legacy long-term FHLB advances. During the quarter and nine months ended March 31, 2011, we repaid $10 million and $70 million, respectively, of long-term FHLB advances, which had average rates of 4.99% and 5.49%, respectively.

Market interest rates continued to remain low by historical standards throughout the nine months ended March 31, 2011. In response to this environment, we continued to reduce our balance sheet by repaying fixed rate legacy long-term FHLB advances and wholesale deposits. These actions allowed us to further strengthen our Tier 1 leverage capital ratio from 8.21% at June 30, 2010 to 11.50% at March 31, 2011. As market conditions improve, we may begin to grow our asset base.

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at March 31, 2011. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2011.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$1,793
6.60%

Adjustable rate	$4,036
4.30%
Undisbursed lines of credit
Adjustable rate	$5,059
3.78%

Loan origination commitments
Fixed rate	$36
5.75%

Letters of credit
Adjustable rate	$142
4.25%

$11,066

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2011, the Savings Bank had one performance standby letter of credit outstanding totaling approximately $142 thousand. The performance letter of credit is secured by developed property. The letter of credit will mature within six months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

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

During the quarter ended March 31, 2011, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

During the quarter ended December 31, 2010, the Plaintiff and the Savings Bank agreed to settle this lawsuit. The settlement will be structured as a class action. In connection with the settlement, the Savings Bank agreed to refund ATM fees collected and to pay a negotiated amount of the Plaintiff’s attorney’s fees and litigation costs. The Savings Bank decided to settle this lawsuit for $81 thousand in order to avoid the costs of protracted litigation. In connection with the settlement, the Savings Bank recorded a non-recurring charge of $81 thousand during the quarter ended December 31, 2010.

On March 7, 2011, U.S. District Judge Terrence F. McVerry issued an order preliminarily approving a class action settlement, directed the dissemination of notice and set a final settlement hearing date for June 16, 2011.

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

(c) Not applicable.

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

WVS FINANCIAL CORP.

May 13, 2011	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

May 13, 2011	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)