Form 10-K
period 2011-06-30
WVS FINANCIAL CORP
filed 2011-09-13
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2010, the aggregate value of the 1,504,222 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 533,708 shares held by all directors and officers of the registrant as a group, was approximately $13.7 million. This figure is based on the last known trade price of $9.09 per share of the registrant’s Common Stock on December 31, 2010.

Number of shares of Common Stock outstanding as of September 12, 2011: 2,057,930

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2011 are incorporated into Part II.
(2)	Portions of the definitive proxy statement for the 2011 Annual Meeting of Stockholders are incorporated into Part III.

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2011.

Lending Activities

General. At June 30, 2011, the Company’s net portfolio of loans receivable totaled $50.0 million, as compared to $56.3 million at June 30, 2010. Net loans receivable comprised 21.8% of the Company’s total assets at June 30, 2011, as compared to 15.9% at June 30, 2010. The principal categories of loans in the Company’s portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans, land acquisition and development loans and commercial loans. Substantially all of the Company’s mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration (“FHA”) nor partially guaranteed by the Department of Veterans Affairs (“VA”). Historically, the Company’s lending activities have been concentrated in single-family residential and land development and construction loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

On occasion, the Company has also purchased whole loans and loan participations secured by properties located outside of its primary market area but predominantly in Pennsylvania. All of the Company’s mortgage loans are secured by properties located in Pennsylvania. Moreover, substantially all of the Company’s non-mortgage loan portfolio consists of loans made to residents and businesses located in the Company’s primary market area.

Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2011, the Savings Bank’s limit on loans-to-one borrower was approximately $4.6 million. The Company’s general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2011, the Company’s five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $2.0 million to $4.8 million, with a $3.6 million group of loans-to-one borrower secured by real estate located in the Company’s primary market area and investments pledged by the borrower. The remainder of the groups of loans-to-one borrower are secured primarily by real estate located in the Company’s primary market area. Included in this range are undisbursed loan proceeds (i.e. loans in process) ranging from $0 thousand to $2.9 million. Related outstanding disbursed principal balances on the Company’s five largest loans or group of loans-to-one borrower, including related entities, ranged from an aggregate of $2.0 million to $3.5 million.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s net loans receivable portfolio by type of loan at the dates indicated.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
Single-family	$14,984	29.60%	$17,247	30.24%	$14,989	25.44%	$16,020	27.85%	$16,997	27.67%
Multi-family	5,365	10.60	5,636	9.88	4,814	8.17	5,644	9.81	5,162	8.40
Commercial	7,732	15.27	7,635	13.39	9,179	15.58	6,622	11.51	7,699	12.55
Construction	11,569	22.85	10,059	26.41	14,942	25.37	13,453	23.39	14,991	24.40
Land acquisition and development	2,947	5.82	2.718	4.77	1,439	2.44	1,991	3.46	2,194	3.57

Total real estate loans	42,593	84.14	48,295	84.69	45,363	77.00	43,730	76.02	47,043	76.57

Consumer loans:
Home equity	4,494	8.88	4,866	8.53	8,413	14.28	8,732	15.18	9,858	16.04
Other	322	0.64	280	0.49	1,034	1.76	737	1.28	551	0.90

Total consumer loans	4,816	9.52	5,146	9.02	9,447	16.04	9,469	16.46	10,409	16.94

Commercial loans	3,210	6.34	3,585	6.29	4,102	6.96	4,328	7.52	3,988	6.49

	50,623	100.00%	57,026	100.00%	58,912	100.00%	57,527	100.00%	61,440	100.00%

Less:
Net deferred loan origination fees	(41)		(66)		(102)		(94)		(104)
Allowance for loan losses	(630)		(645)		(662)		(956)		(986)

Net loans receivable	$49,952		$56,315		$58,148		$56,477		$60,350

Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company’s loans and mortgage-backed securities at June 30, 2011. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company’s loan portfolio.

	Real Estate Loans
	Single- family	Multi- family	Commercial	Construction	Land acquisition and development	Consumer loans and commercial loans	Mortgage -backed securities	Total
	(Dollars in Thousands)
Amounts due in:
One year or less	$6	$—	$—	$6,780	$232	$4,646	$—	$11,664
After one year through five years	850	1,304	1,087	4,481	2,394	403	—	10,519
After five years	14,128	4,061	6,645	308	321	2,977	70,568	99,008

Total(1)	$14,984	$5,365	$7,732	$11,569	$2,947	$8,026	$70,568	$121,191

Interest rate terms on amounts due after one year:
Fixed	$13,193	$2,456	$4,032	$1,188	$626	$2,014	$—	$23,509
Adjustable	1,785	2,909	3,700	3,601	2,089	1,366	70,568	86,018

Total	$14,978	$5,365	$7,732	$4,789	$2,715	$3,380	$70,568	$109,527

(1)	Does not include adjustments relating to the allowance for loan losses, accrued interest, deferred fee income and unearned discounts.

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

The Company has from time to time renewed commercial real estate loans and speculative construction (single-family) loans due to slower than expected sales of the underlying collateral. Commercial real estate loans are generally renewed at a contract rate that is the greater of the market rate at the time of the renewal or the original contract rate. Loans secured by speculative single-family construction or developed lots are generally renewed for an additional six month term with monthly payments of interest. Subsequent renewals, if necessary, are generally granted for an additional twelve month term; principal amortization is required. Land acquisition and development loans are generally renewed for an additional twelve month term with monthly payments of interest.

At June 30, 2011, the Company had approximately $5.4 million of renewed commercial real estate and construction loans. The $5.4 million in aggregate disbursed principal that has been renewed is comprised of: single-family speculative construction loans totaling $4.2 million, land acquisition and development loans totaling $293 thousand and multi-family construction loans totaling $905 thousand. Management believes that the previously discussed whole loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All of the loans that have been rolled over are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans.

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

All processing and underwriting of real estate and commercial business loans is performed solely at the Company’s loan division at the Franklin Park office. The Company believes this centralized approach to approving such loan applications allows it to process and approve such applications faster and with greater efficiency. The Company also believes that this approach increases its ability to service the loans. The Savings Bank’s Director of Retail Lending and Senior Vice President have lending authorities ranging from $5 thousand (unsecured loans) to $300 thousand (loans secured by first mortgage liens). With the approval of the Savings Bank’s President, the individual lending authorities range from $25 thousand (unsecured), $500 thousand (loans secured by non-real estate collateral), $750 thousand (first and second mortgages) and $2 million on commercial and secured builder lines of credit. All loan applications are required to be ratified by the Company’s Loan Committee, comprised of both outside directors and management, which meets at least monthly.

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

The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company’s market area is insufficient or to increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 2011, $421 thousand or 0.8% of the Company’s net loans receivable consisted of single-family mortgage whole loans purchased from another financial institution.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraised value and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 2011, $421 thousand or 0.8% of the Company’s net loans receivable were being serviced for the Company by others.

The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

	At or For the Year Ended June 30,
	2011	2010	2009
	(Dollars in Thousands)

Net loans receivable beginning balance	$56,315	$58,148	$56,477
Real estate loan originations
Single-family(1)	1,577	798	2,709
Multi-family(2)	—	—	491
Commercial	665	1,880	576
Construction	1,246	10,515	6,494
Land acquisition and development	1,365	2,469	1,560

Total real estate loan originations	4,853	15,662	11,830

Home equity	699	1,105	1,306
Commercial	—	—	150
Other	35	120	45

Total loan originations	5,587	16,887	13,331

Disbursements against available credit lines:
Home equity	1,897	1,748	1,898
Other	—	—	1
Commercial	135	117	596
Purchase of whole loans and participations	—	—	—

Total originations and purchases	7,619	18,752	15,826

Less:
Loan principal repayments	19,906	18,633	16,358
Sales of whole loans (3)	—	—	—
Sales of participation interests (4)	—	—	—
Transferred to real estate owned	235	—	—
Change in loans in process	(6,118)	2,005	(1,917)
Other, net(5)	(41)	(53)	(286)

Net increase (decrease)	$(6,363)	$(1,833)	$1,671

Net loans receivable ending balance	$49,952	$56,315	$58,148

(1)	Consists of loans secured by one-to-four family properties.
(2)	Consists of loans secured by five or more family properties.
(3)	Loans sold included servicing rights.
(4)	As of June 30, 2011, loans serviced for others totaled approximately $100 thousand.
(5)	Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value (“LTV”) limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the Board of Directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and non-residential) (80%); improved property (85%); and one-to-four family residential (owner-occupied) (no maximum ratio; however any LTV ratio in excess of 90% should require appropriate mortgage insurance or readily marketable collateral). Consistent with its conservative lending philosophy, the Company’s LTV limits are generally more restrictive than those in the Guidelines: raw land (60%); land development (70%); construction (commercial - 75%; multi-family - 75%; speculative residential - 75%); 1 – 2 family residential properties (80%); multi-family residential (75%); and commercial real estate (75%).

Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2011, $15.0 million or 29.6% of the Company’s total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. The decrease of $2.3 million in single-family residential real estate loans during fiscal 2011 was primarily the result of pay downs on single-family residential real estate loans. Single-family loan originations totaled $1.6 million and increased $779 thousand or 97.6% during the fiscal year ended June 30, 2011, when compared to fiscal 2010. The Company believes that overall loan originations increased in fiscal 2011 due to increases in refinancing activity based on low interest rates. Due to low levels of market interest rates, the Company continued to offer shorter duration consumer, home equity, construction loans, land acquisition and development loans and commercial loans.

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

At June 30, 2011, approximately $13.2 million or 88.1% of the single-family residential loans in the Company’s loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company’s experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

The Company is permitted to lend up to 100% of the appraised value of real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by state banking regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 75% of the appraised value of the security property. Prior to the global financial crisis experienced during fiscal 2009, which continued throughout fiscal 2010 and 2011, and pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance was obtained on residential loans for which loan-to-value ratios exceed 80% according to the following schedule:

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

Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2011, $5.4 million or 10.6% of the Company’s total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented a decrease of $271 thousand or 4.8% from fiscal 2010. Of the $5.4 million, approximately $2.9 million or 53.7% provide for an adjustable rate of interest, while approximately $2.5 million or 46.3% are fixed rate loans.

At June 30, 2011, $7.7 million or 15.3% of the Company’s loan portfolio consisted of loans secured by existing commercial real estate properties, which represented an increase of $97 thousand or 1.3% from June 30, 2010. Of the $7.7 million, approximately $3.7 million or 47.9% provide for an adjustable rate of interest, while approximately $4.0 million or 52.1% are fixed rate loans. The Company has not emphasized commercial real estate lending due to continued economic weakness in fiscal 2011.

The majority of the Company’s multi-family residential loans are secured primarily by 5 to 20 unit apartment buildings, while commercial real estate loans are secured by office buildings, a fitness facility, small retail establishments and a church. These types of properties constitute the majority of the Company’s commercial real estate loan portfolio. The Company’s multi-family residential and commercial real estate loan portfolio consists primarily of loans secured by properties located in its primary market area.

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

At June 30, 2011 the Company’s multi-family residential and commercial real estate loan portfolio consisted of approximately 45 loans with an average principal balance of $291 thousand. At June 30, 2011, the Company had no multi-family residential real estate or commercial real estate loans that were classified as non-accrual loans.

Construction Loans. For many years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company’s primary market area. At June 30, 2011, construction loans amounted to approximately $11.6 million or 22.8% of the Company’s total loan portfolio, which represented an increase of $1.5 million or 15.0% from June 30, 2010. The increase was principally due to increased draws on speculative construction loans.

As of June 30, 2011, the Company’s portfolio of construction loans consisted primarily of $9.9 million of loans for the construction of single-family residential real estate. Construction loan originations totaled $1.2 million and decreased by $9.3 million or 88.2% during the fiscal year ended June 30, 2011, when compared to the same period in 2010. Due to the stagnant economy, a number of the Company’s small builders have experienced slow sales of their housing inventories. This slow down in sales also caused a substantially reduced number of new home starts which adversely impacted originations of new speculative construction loans.

Construction loans are made for the purpose of constructing a single-family residence. The Company will underwrite such loans to individuals on a construction/permanent mortgage loan basis or to a builder/developer on a speculative (not pre-sold) construction mortgage loan basis. At June 30, 2011, approximately 100.0% of total outstanding construction loans were made to local real estate builders and developers with whom the Company has worked for a number of years for the purpose of constructing primarily single-family residences. Upon application, credit review and analysis of personal and corporate financial statements, the Company may grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $3.0 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company’s authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2011, the Company also had $2.9 million or 5.8% of the total loan portfolio invested in land development loans, which consisted of 10 loans to 10 developers.

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

Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2011, $4.8 million or 9.5% of the Company’s total loan portfolio consisted of consumer loans, which represented a decrease of $330 thousand or 6.4% from fiscal 2010. The $330 thousand decrease was primarily attributable to pay downs on existing consumer loans. The consumer loans offered by the Company include home equity loans, home equity lines of credit, automobile loans, loans secured by deposit accounts and personal loans. Approximately 93.3% of the Company’s consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2011, approximately 42.1% of the Company’s home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

Commercial Loans. At June 30, 2011, $3.2 million or 6.3% of the Company’s total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, marketable investment securities, business inventory and equipment, and similar collateral. The $375 thousand or 10.5% decrease during fiscal 2011 was principally due to the repayments on the Company’s commercial loan portfolio. The Company is continuing to selectively develop this line of business in order to increase interest income and to attract compensating deposit account balances.

Loan Fee Income. In addition to interest earned on loans, the Company may receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

The Company’s loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with ASC Topic 310, the Company has recognized $30 thousand, $76 thousand and $23 thousand of deferred loan fees during fiscal 2011, 2010 and 2009, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. The decreased loan origination fee income for fiscal year 2011 was principally attributable to the absence of a payoff in full of a commercial real estate loan with a high amount of deferred fees during fiscal 2010. Loans previously originated with lower or no loan origination fees will reduce the recognition of associated deferred fee balances while loans originated with higher loan origination fees will increase the recognition of associated deferred fee balances.

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

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Non-accruing loans:
Real estate:
Single-family (1)	$784	$1,018	$226	$232	$214
Commercial	—	—	—	972	972
Multi-family	—	—	465	—	—
Construction (2)	1,024	289	235	355	—
Land Acquisition and Development	—	—	—	—	—
Consumer (3)	358	359	21	23	18
Commercial loans and leases	—	—	6	—	—

Total non-accrual loans	2,166	1,666	953	1,582	1,204

Accruing loans greater than 90 days
Delinquent	—	—	—	—	—

Total non-performing loans	$2,166	$1,666	$953	$1,582	$1,204

Real estate owned	235	—	—	—	2

Total non-performing assets	$2,401	$1,666	$953	$1,582	$1,206

Troubled debt restructurings	$—	$—	$—	$—	$—

Potential problem loans	$—	$—	$315	$342	$368

Total non-performing loans and potential problem loans and troubled debt restructurings as a percentage of net loans receivable	4.34%	2.96%	2.18%	3.41%	2.60%

Total non-performing assets to total assets	1.05%	0.47%	0.23%	0.37%	0.30%

Total non-performing assets, troubled debt restructurings and potential problem loans as a percentage of total assets	1.05%	0.47%	0.30%	0.45%	0.39%

(1)	At June 30, 2011, non-accrual single-family residential real estate loans consisted of three loans.
(2)	At June 30, 2011, non-accrual construction loans consisted of two loans.
(3)	At June 30, 2011, non-accrual consumer loans consisted of two loans.

The $735 thousand increase in nonperforming assets during twelve months ended June 30, 2011 was primarily attributable to the classification to non-performing of two single-family construction loans totaling $1.0 million, which was partially offset by the reclassification of one non-performing single-family residential real estate loan totaling $286 thousand.

The Company had two non-accrual construction loans totaling $1.0 million, three non-accrual single-family real estate loans totaling approximately $784 thousand and two non-accrual home equity lines of credit totaling approximately $359 thousand at June 30, 2011. The loans are in various stages of collection.

At June 30, 2011, the Company had two collateral dependent non-accrual construction loans totaling $1.0 million that were considered to be impaired.

The first impaired construction loan is almost entirely complete and currently being marketed for sale. The loan was originated as a construction loan to build a spec home with a well known and respected builder within our market. At June 30, 2011, the loan was twelve months past due for interest. The borrower is working closely with management of the Company and recently agreed to change the listing real estate agency. Management has interviewed several real estate agencies as part of this process and they all have indicated that sales of similar properties in this market support the asking price and that the property is in an affluent market that tends to take a little longer to sell. The loan’s appraised value is $950 thousand, the current listing price is $925 thousand, and our book value is $701 thousand. The loan is considered impaired primarily due to its delinquency status. Management weighed several factors in considering whether a discount to the appraised valuation was appropriate. In its analysis, management considered several qualitative factors including the length of time that the property has been on the market, the recent change in real estate agents and the associated $25 thousand reduction in the listing price, and the limited number of buyers for homes in this price range. Based upon the significant difference between the loan’s $701 thousand book value and the home’s current listing price of $925 thousand, management has concluded that no specific allocation of the ALLL is needed as of June 30, 2011. The Company will continue to monitor marketing efforts with the builder and his new real estate agent.

The second impaired construction loan is substantially completed. The loan was originated as a construction loan to build a spec home with a builder that has had a long relationship with the Company. The builder began to experience financial difficulties during the quarter ended December 31, 2010 which called into question his ability to complete the house. This loan was less than thirty days delinquent as to interest at December 31, 2010. At June 30, 2011, the loan was six months delinquent as to interest and it became apparent to the Company that the builder was unable or unwilling to complete the project and no payments were received on this account, and the builder has become less cooperative. The Company began foreclosure proceedings against this builder during the quarter ended March 31, 2011. The loan’s original “As Completed” appraised value was $420 thousand and our book value at June 30, 2011 was $323 thousand. The Company is trying to negotiate interior access to the property to better assess what work remains to be completed and to obtain a new appraised valuation. If negotiations for access are not successful, the Company will obtain access after the foreclosure process is completed. Based on the inspections performed by the Company related to construction draw requests, management believes the property to be in excess of 75% completed. Discussions with real estate sales professionals indicate that newly constructed homes in the area are generally selling in a range of $360 - $400+ thousand. We currently anticipate a September 2011 sheriff’s sale date. Management weighed several factors in considering whether a discount to the appraised valuation was appropriate. In its assessment, management placed considerable weight on the limited market for partially completed homes. In addition, management consulted with a local real estate agent who confirmed a limited market segment for partially completed homes and the need for a higher than customary real estate commission to support the increased marketing efforts. In addition, buyers such as other builders or contractors typically require a market discount in order to compensate them to complete construction and provide an acceptable profit margin. Finally, management had to use its best business judgment to assess finishing costs to determine whether it would be better for the Company to finish the house and market the property to the consumer market segment and to gauge the reasonableness of any purchase offer from a builder or contractor. Based upon these qualitative factors, management believes that is possible to receive less than its recorded book value of $323 thousand. Accordingly, the Company recorded a specific allocation of the ALLL to this particular credit totaling $67 thousand. Management may adjust this specific ALLL allocation once the Company obtains internal access to the property for a new real estate appraisal and to better gauge buyer interest, including other builders and contractors.

During fiscal 2011, 2010 and 2009, approximately $154 thousand, $78 thousand and $26 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $17 thousand, $36 thousand and $29 thousand, respectively.

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

The FDIC’s Revised Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”) provides that an institution must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio, and is consistent with generally accepted accounting principles (“GAAP”). The revised policy statement updates the previous guidance that describes the responsibilities of the board of directors, management, and bank examiners regarding the ALLL, factors to be considered in the estimation of the ALLL, and the objectives and elements of an effective loan review system.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2011, is adequate.

The allowance for loan losses at June 30, 2011 decreased $15 thousand to $630 thousand, from $645 thousand at June 30, 2010. The decreases in the allowance for loan losses was primarily attributable to a reduction of $165 thousand due to the reclassification to performing status of a land loan, a reduction of $29 thousand due to the decrease in net loans receivable and performing loans within the portfolio, and a reduction of $23 thousand for a single family residential real estate loan transferred to real estate owned, which were partially offset by an increase of $187 thousand for three construction loans and an increase of $15 thousand for one home equity line of credit classified as non-performing. The Company believes that the loan loss reserve levels are prudent and warranted at this time due to the weakness of the national economy. The changes in prior years reflected a number of factors, the most significant of which were the changes in the Company’s level of performing loans, non-performing assets and the industry trend towards greater emphasis on the allowance method of providing for loan losses.

The following table summarizes changes in the Company’s allowance for loan losses and other selected statistics for the periods indicated.

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Average net loans	$54,276	$58,241	$57,776	$58,458	$58,062

Allowance balance (at beginning of period)	$645	$662	$956	$986	$957
Provision for (Recovery of) loan losses	(15)	(11)	(294)	(123)	13
Charge-offs:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	6	—	—	—

Total charge-offs	—	6	—	—	—

Recoveries:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	93	—
Construction	—	—	—	—	15
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	1
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total recoveries	—	—	—	93	16

Net loans charged-off	—	6	—	(93)	(16)

Allowance balance (at end of period)	$630	$645	$662	$956	$986

Allowance for loan losses as a percentage of total loans receivable	1.24%	1.13%	1.12%	1.66%	1.60%

Net loans charged-off (recovered) as a percentage of average net loans	0.00%	0.01%	0.00%	(0.16)%	(0.03)%

Allowance for loan losses to non-performing loans	29.09%	38.72%	69.46%	60.43%	81.89%

Net loans charged-off (recovered) to allowance for loan losses	0.00%	0.93%	0.00%	(9.73)%	(1.62)%

Recoveries to charge-offs	0.00%	0.00%	0.00%	0.00%	0.00%

The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

	At June 30,
	2011		2010		2009		2008		2007
	% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate loans:
Single-family	$87	29.60%	$147	30.24%	$79	25.44%	$50	27.85%	$83	27.67%
Multi-family	27	10.60	28	9.88	45	8.17	28	9.81	39	8.40
Commercial	79	15.27	66	13.39	81	15.58	396	11.51	409	12.55
Construction	243	22.85	47	26.41	80	25.37	67	23.39	35	24.40
Land acquisition and development	55	5.82	213	4.77	180	2.44	212	3.46	190	3.57
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total real estate Loans	491	84.14	501	84.69	465	77.00	753	76.02	756	76.57

Consumer loans:
Home equity	84	8.88	76	8.53	100	14.28	88	15.18	102	16.04
Other	1	0.64	1	0.49	3	1.76	31	1.28	38	0.90
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total consumer loans	85	9.52	77	9.02	103	16.04	119	16.46	140	16.94

Commercial loans:
Commercial loans	54	6.34	67	6.29	94	6.96	84	7.52	90	6.49
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total commercial loans	54	6.34	67	6.29	94	6.96	84	7.52	90	6.49

Commercial lease financings	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

	$630	100.00%	$645	100.00%	$662	100.00%	$956	100.00%	$986	100.00%

In accordance with generally accepted accounting principles, the Company established a separate reserve for off-balance sheet items beginning in fiscal 2006. At June 30, 2011 this accounting reserve totaled $25 thousand.

During the fiscal year ended June 30, 2011, the Company reversed $158 thousand of previously recorded provisions for loan losses related to one land acquisition & development loan. The reason for reversing the provision on this particular credit is that the borrower has made every required payment for about the last seven years. During the first five years, payments were regularly made under provisions of the U.S. Bankruptcy Code. After the borrower exited from bankruptcy the Company agreed to amortize his remaining balance over fifteen years. The new loan was made at prevailing market rates and terms. The loan’s collateral appraised value was less than our carrying value when the new loan was made. However when we discounted the loan’s cash flows at the effective rate, no impairment was noted. We, continued to classify the loan as substandard. The Company’s Asset Classification and Review Committee adopted a conservative accounting posture on this credit and directed management to maintain a specific loan loss allowance for a period of approximately two years after the borrowers completed their bankruptcy reorganization to allow the loan’s balance to amortize below appraised value. Due to the fact that we have been paid for seven years, including two years’ post – bankruptcy, and the fact that this loan is successfully amortizing over a fifteen year amortization period, the Company’s Asset Classification and Review Committee felt that the $158 thousand allowance for loan losses on this particular credit was no longer justified. The appraised (e.g. fair) value of the real estate collateral also exceeds the principal balance by approximately $19 thousand at June 30, 2011.

During the fiscal year ended June 30, 2011, the Company increased the ALLL for construction loans by $196 thousand. The increase was primarily attributable to a $129 thousand increase to the ALLL attributable to the qualitative considerations within the unimpaired construction loan portfolio, and a $67 thousand increase to the ALLL for one impaired construction loan. The increase in the ALLL for the Company’s unimpaired construction loan portfolio, related to the qualitative considerations, is attributable to the following factors: (1) a $735 thousand increase in impaired construction loans and the possibility that similar factors could begin to affect the unimpaired construction loan portfolio; (2) the continued impact of a slow economic recovery, particularly as it relates to the housing market; (3) the slowdown in local real estate sales for both new and existing homes in the Company’s lending areas; (4) longer than usual selling cycles experienced by the Company’s builders; and (5) lower than normal levels of local housing starts due to longer selling cycles and higher than normal levels of completed but unsold new home inventories.

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

Private-Label Collateralized Mortgage Obligations

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of June 30, 2011. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

		At June 30, 2011
		Rating			Book Value	Fair Value	Life to Date Impairment recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
05949AN63	BOAMS 2005-1 1A7	N/A	Ba1	AAA	$654	$644	$—
36242DE25	GSR 2005-3F 1A11	N/A	Baa3	AA	902	892	—
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	AA	405	393	—
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	AA	516	501	—
225458JZ2	CSFB 05-3 3A4	AAA	N/A	A	2,569	2,454	—
225458KE7	CSFB 2005-3 3A9	AAA	N/A	A	208	197	—
225458KE7	CSFB 2005-3 3A9	AAA	N/A	A	629	596	—
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	680	635	—
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	1,237	1,155	—
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	1,694	1,582	—
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	1,856	1,733	—
126694CP1	CWHL SER 21 A11	N/A	Caa1	CCC	4,575	5,302	—
126694KF4	CWHL SER 24 A15	CCC	N/A	CCC	1,027	1,167	95
126694KF4	CWHL SER 24 A15	CCC	N/A	CCC	2,053	2,332	33
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	1,156	1,120	66
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	1,619	1,568	—
126694MP0	CWHL SER 26 1A5	CCC	N/A	B	1,011	850	—

					$22,791	$23,121	$194

For a detailed discussion of the Company’s mortgage-backed securities, including our private-label collateralized mortgage obligations, please see Management’s Discussion and Analysis, “Investments”, in the Company’s fiscal year 2011 Annual Report included as Exhibit 13.

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

The following tables set forth the amortized cost and estimated fair values of the Company’s investment securities portfolio at the dates indicated.

	2011	2010	2009
Investment Securities Available for Sale at June 30,	(Dollars in Thousands)

Corporate debt obligations	$1,067	$—	$—
Foreign debt securities (1)	—	—	—
Commercial paper	—	—	—
Obligations of states and political subdivisions	—	—	—

Total amortized cost	1,067	—	—
Equity securities	—	—	500

Total amortized cost	$1,067	$—	$500

Total estimated fair value	$1,064	$—	$493

Investment Securities Held to Maturity at June 30,

Corporate debt obligations	$41,227	$83,710	$74,065
Foreign debt securities (1)	3,514	9,711	8,168
Commercial paper	—	—	—
U.S. Government agency securities	40,068	55,002	32,937
Obligations of states and political subdivisions	3,565	4,770	7,958

	88,374	153,193	123,128
FHLB stock	9,324	10,875	10,875

Total amortized cost	$97,698	$164,068	$134,003

Total estimated fair value	$100,298	$168,254	$135,241

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

At June 30, 2011, the Company had no securities classified as trading investment securities.

The following table sets forth information with respect to the investment securities, comprised solely of corporate debt obligations, owned by the Company at June 30, 2011 which had a carrying value greater than 10% of the Company’s stockholders’ equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All corporate securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services.

Name of Issuer	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Detroit Edison Company	$3,335	$3,538
Consumers Energy Company	3,284	3,538
SABMiller PLC*	3,004	3,166
General Electric Capital Corp.	2,981	3,026
Commonwealth Edison Company	2,966	3,181

	$15,570	$16,449

*	U.S. dollar-denominated investment-grade corporate bonds of a large foreign issuer.

For a detailed discussion of the Company’s Investment Securities, please see Management’s Discussion and Analysis, “Investments”, in the Company’s fiscal year 2011 Annual Report included as Exhibit 13.

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

During fiscal 2010, the Company began to utilize wholesale deposits in order to rebalance its short-term liability structure, and to partially finance its holdings of corporate debt and private label CMO securities. The use of wholesale deposits also allowed the Company to better match its corporate bond maturities and cash-flows from its private label CMO securities. During fiscal 2011, the Company entirely repaid certificates of deposit issued through the CDARS One-Way Buy Program totaling $49.5 million and other brokered certificates of deposit totaling $5.6 million. At June 30, 2011, the Company had other brokered CD’s totaling $248 thousand which was repaid in July 2011.

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended June 30,
	2011	2010	2009
	(Dollars in Thousands)
Increase (decrease) before interest credited	$(59,191)	$54,168	$(6,352)
Interest credited	1,035	1,439	2,525

Net deposit increase (decrease)	$(58,156)	$55,607	$(3,827)

The following table sets forth maturities of the Company’s certificates of deposit of $100,000 or more at June 30, 2011, by time remaining to maturity.

Amounts
(Dollars in Thousands)
Three months or less	$5,381
Over three months through six months	639
Over six months through twelve months	1,490
Over twelve months	1,613

$9,123

The following table sets forth the average balances of the Company’s deposits and the average rates paid thereon for the past three years. Average balances were derived from daily average balances.

	At June 30,
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Regular savings and club accounts	$35,743	0.21%	$33,824	0.35%	$31,787	0.62%
NOW accounts	19,265	0.04	18,442	0.04	17,416	0.05
Money market deposit accounts	23,325	0.25	23,451	0.35	24,829	1.01
Certificate of deposit accounts	86,148	0.89	67,756	1.53	60,188	2.82
Escrows	510	1.57	584	1.54	667	1.65

Total interest-bearing deposits and escrows	164,991	0.56	144,057	0.87	134,887	1.60
Non-interest-bearing checking accounts	14,734	0.00	15,144	0.00	14,191	0.00

Total deposits and escrows	$179,725	0.51%	$159,201	0.79%	$149,078	1.45%

For a detailed discussion of the Company’s deposits, please see Management’s Discussion and Analysis, “Deposits”, in the Company’s fiscal year 2011 Annual Report included as Exhibit 13.

Borrowings. For a detailed discussion of the Company’s borrowings and asset and liability management activities, please see Management’s Discussion and Analysis, “Borrowed Funds” and “Quantitative and Qualitative Disclosures about Market Risk”, in the Company’s fiscal year 2011 Annual Report included as Exhibit 13.

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

Employees

The Company had 30 full-time employees and 14 part-time employees as of June 30, 2011. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

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

The following aspects of the financial reform and consumer protection act are related to the operations of the Savings Bank:

•

A new independent consumer financial protection bureau has been established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like West View Savings Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier I capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through January 1, 2013.

•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

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

•

Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•

A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder votes takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•

Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•

Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the issuer’s financial performance.

•

Item 402 of Regulation S-K are amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

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

Limitations on Transactions with Affiliates. Transactions between savings banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank includes any company or entity which controls the savings bank or that, is controlled by a company that controls the savings bank. In a holding company context, the parent holding company of a savings bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A (i) limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by a savings bank to an affiliate.

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

Commitments to Affiliated Institutions. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Savings Bank and to commit resources to support the Savings Bank in circumstances when it might not do so absent such policy. This policy was incorporated into the Federal Deposit Insurance Act as part of legislation enacted in 2010. No regulations implementing that provision have been promulgated.

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

Insurance of Accounts. The deposits of West View Savings Bank are insured to the maximum extent permitted by the DIF and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action.

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts from $100,000 to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest-bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the Federal Deposit Insurance Corporation’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012. The unlimited deposit insurance for non-interest-bearing transaction accounts was extended by the recently enacted legislation through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system). State-Investors Bank did not participate in the temporary liquidity guarantee program.

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments. The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of the Savings Bank’s deposit insurance.

On May 22, 2009, the Federal Deposit Insurance Corporation announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The Federal Deposit Insurance Corporation collected the special assessment on September 30, 2009. Based on our assets and Tier 1 capital at June 30, 2009, the impact of the special assessment was $149,000 which was expensed in the fourth quarter of fiscal 2009.

On November 12, 2009, the Federal Deposit Insurance Corporation approved a requirement for insured deposit institutions to prepay 13 quarters of estimated insurance assessments. Prepayment of the assessment was included with the December 30, 2009 invoice and totaled approximately $1.2 million. Unlike a special assessment, this prepayment will not immediately affect bank earnings. Banks booked the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter.

The Savings Bank is a “well capitalized” institution as of June 30, 2011.

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

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2011, the Savings Bank met each of its capital requirements.

Any savings bank that fails any of the capital requirements is subject to possible enforcement actions by the Federal Deposit Insurance Corporation. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver.

The Savings Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

Capital Category	Total Risk-based Capital	Tier 1 Risk-based Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

At June 30, 2011, the Savings Bank was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

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

Audit by IRS. The Company’s consolidated federal income tax returns for taxable years through December 31, 2007, have been closed for the purpose of examination by the Internal Revenue Service.

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

The Company invests in MBS, including agency and private label MBS. These investments carry a significant amount of risk, relative to other investments within the Company’s portfolio. The total MBS portfolio accounts for 30.8% of the Company’s total assets and 13.0% of the Company’s total interest income. The PLMBS segment accounts for 10.0% of the Company’s total assets and 8.3% of the Company’s total interest income.

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

During fiscal 2010, the Company recorded a $194 thousand credit impairment charge and a $2.3 million non-credit unrealized holding loss (net of income tax effect of $1.2 million) to accumulated other comprehensive income. During fiscal 2011, the Company was able to accrete back into other comprehensive income $496 thousand (net of income tax effect of $256 thousand) based on principal repayments on private-label mortgage-backed securities previously identified with OTTI. Cash repayments of principal on the Company’s PLMBS portfolio totaled $22.1 million in fiscal 2011 as compared to $9.2 million in fiscal 2010.

During fiscal 2011, the level of delinquencies continued to increase within the PLMBS portfolio. Continued deterioration in the mortgage and credit markets could result in additional other-than-temporary impairment charges in our legacy PLMBS which could negatively affect the Company’s financial condition, results of operations, or its capital position. During fiscal 2011, there were no additional private-label mortgage-backed securities identified to have OTTI.

At June 30, 2011, the Company had 10 positions in PLMBS with identified accounting impairments. Based on its analysis, the Company has concluded that two PLMBS are other-than-temporarily impaired, as discussed above, while the remaining securities portfolio has experienced unrealized losses and a decreased fair value due to interest rate volatility, illiquidity in the market place or credit deterioration in the U.S. mortgage markets.

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

Recently, the Savings Bank learned the results of a regulatory examination of the Savings Bank’s asset quality, earnings performance and capital protection. The examination included a review of the Savings Bank’s private label mortgage-backed securities portfolio as a result of the previously reported downgrades of certain private-label CMO’s within the Savings Bank’s investment portfolio by one or more national rating agencies. The Savings Bank previously agreed to take certain actions to monitor and improve related asset quality in relation to regulatory capital. These actions include: additional documentation and monitoring procedures relating to its assessment of other than temporary impairment and market (fair) value estimates, the submission of a capital plan to its regulators, and to seek prior non-objection from its banking regulators for any dividends payable by the Savings Bank to the Company. The Company has made similar commitments to the Federal Reserve. The Company previously announced and reported a reduction of its quarterly cash dividend from $0.16 to $0.04 per share along with the suspension of common stock repurchases under its stock repurchase program. The Company believes that these actions demonstrate its commitment to serve as a source of strength to the Savings Bank and are appropriate in light of today’s economic environment. The Company believes that its liquidity is strong with liquid assets totaling approximately $1.1 million at June 30, 2011. This level of liquidity could support operating expenses and the current dividend for about two years without any dividend income from the Savings Bank. Dividends are subject to declaration by the Board of Directors, which take into account the Company’s financial condition, earnings, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

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

In May 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution. We recorded an expense of approximately $149,000 during the fiscal year ended June 30, 2009, to reflect the special assessment. Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period. In addition, the Federal Deposit Insurance Corporation increased the general assessment rate and, therefore, our Federal Deposit Insurance Corporation general insurance premium expense has increased compared to prior periods.

The Federal Deposit Insurance Corporation also issued a final rule pursuant to which all insured depository institutions were required to prepay on December 30, 2009 their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. We prepaid $1.2 million of our assessments on December 30, 2009, based on our deposits and assessment rate as of September 30, 2009. The prepaid balance will be reduced by the actual expense for our quarterly assessments, until the balance is exhausted. Depending on how our actual assessments compare to the estimated assessments, the prepaid balance may be exhausted earlier than or later than the planned three year time period.

The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessment rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments will become effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

Continued turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in fiscal 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs intended to improve general economic conditions. The U.S. Department of the Treasury created the Capital Purchase Program under the Troubled Asset Relief Program, pursuant to which the Treasury Department provided additional capital to participating financial institutions through the purchase of preferred stock or other securities. Other measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Notwithstanding the actions of the United States and other governments, there can be no assurance that these efforts will be successful in restoring industry, economic or market conditions to their previous levels and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including WVS, are numerous and include:

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

The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2011.

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

(b) The Company previously reported, under Item 3(a) of its Annual Report on Form 10-K for fiscal year ended June 30, 2009, a lawsuit filed by Plaintiff Matthew Dragotta against West View Savings Bank. The Plaintiff alleged that West View Savings Bank failed to comply with the notification requirements of the Electronic Funds Transfer Act, 15 U.S.C.§ 1693 et. Seq. before a bank can impose a transaction fee for the use of an automated teller machine. On August 24, 2009 U.S. District Judge, Terrance P. McVerry issued an order granting the Bank’s motion to Dismiss the lawsuit.

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

On June 16, 2011, U.S. District Judge Terrence F. McVerry issued a final order approving the class action settlement.

Item 4.	(Removed and Reserved).

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information required herein is incorporated by reference from page 70 of the Company’s 2011 Annual Report to Stockholders included as Exhibit 13 (“2011 Annual Report”).

(b)	Not applicable.

(c)	Not applicable.

Item 6.	Selected Financial Data.

The information required herein is incorporated by reference from pages 2 to 3 of the Company’s 2011 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required herein is incorporated by reference from pages 4 to 16 of the Company’s 2011 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required herein is incorporated by reference from pages 16 to 22 of the Company’s 2011 Annual Report.

Item 8.	Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 23 to 69 of the Company’s 2011 Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of June 30, 2011. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

The information required herein is incorporated by reference from pages 2 to 7 of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders dated September 13, 2011 (“Proxy Statement”).

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

Keith A. Simpson. Age 54. Mr. Simpson has been Treasurer of the Company and the Savings Bank since April 2003 and Vice President and Chief Accounting Officer of the Company and the Savings Bank since November 2002. Previously, Mr. Simpson was Controller and Assistant Treasurer of the Savings Bank since October 1995. In October 2008, Mr. Simpson filed personal bankruptcy under Chapter 7 of the U.S. Bankruptcy Code, which was discharged in February 2009.

Bernard P. Lefke. Age 60. Mr. Lefke has been Vice President of Savings of the Savings Bank since February 1991. Previously, Mr. Lefke was an Assistant Vice President and Branch Manager of the Savings Bank since 1981.

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

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of June 30, 2011.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	125,127	$16.20	27,481

Equity compensation plans not approved by security holders	—	—	—

Total	125,127	$16.20	27,481

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from pages 4 and 13 of the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required herein is incorporated by reference from page 14 to 15 of the Company’s Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

    (a) Documents filed as part of this report.

(1)	The following documents are filed as part of this report and are incorporated herein by reference from the Company’s 2011 Annual Report.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheet at June 30, 2011 and 2010.

Consolidated Statement of Income for the Years Ended June 30, 2011, 2010 and 2009.

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended June 30, 2011, 2010 and 2009.

Consolidated Statement of Cash Flows for the Years Ended June 30, 2011, 2010 and 2009.

Notes to the Consolidated Financial Statements.

(2)

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission (“SEC”) are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K/A, and this list includes the Exhibit Index.

No.	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 1, 2007.

3.2	Amended and Restated By-Laws	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 28, 2009.

4	Stock Certificate of WVS Financial Corp.	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.1	WVS Financial Corp. Amended and Restated Recognition Plans and Trusts for Executive Officers, Directors and Key Employees *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.2	WVS Financial Corp. 1993 Directors’ Stock Option Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.3	WVS Financial Corp. Employee Stock Ownership Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.4	Amended West View Savings Bank Employee Profit Sharing Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.5	Amended and Restated Employment Agreement between WVS Financial Corp., West View Savings Bank and David Bursic *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

No.	Description	Location

10.6	Amended and Restated Directors Deferred Compensation Program *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.7	WVS Financial Corp. 2008 Stock Incentive Plan *	Incorporated by reference from the Definitive Proxy Statement filed by the Company with the SEC on September 26, 2008.

13	2011 Annual Report to Stockholders	Filed herewith

14.1	Ethics Policy	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

14.2	Code of Ethics for Senior Financial Officers	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

21	Subsidiaries of the Registrant – Reference is made to Item 1. “Business” for the required information	—

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Accounting Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Accounting Officer	Filed herewith

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

September 12, 2011	By:	/s/ David J. Bursic
David J. Bursic
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David J. Bursic
David J. Bursic, Director, President and Chief Executive Officer (Principal Executive Officer)	September 12, 2011

/s/ Keith A. Simpson
Keith A. Simpson, Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	September 12, 2011

/s/ David L. Aeberli
David L. Aeberli,	September 12, 2011
Chairman of the Board of the Directors

/s/ John W. Grace
John W. Grace, Director	September 12, 2011

/s/ Jonathan D. Hoover
Jonathan D. Hoover, Director and Senior Vice President	September 12, 2011

/s/ Lawrence M. Lehman
Lawrence M. Lehman, Director	September 12, 2011

/s/ Margaret VonDerau
Margaret VonDerau, Director	September 12, 2011