Form 10-Q
period 2011-09-30
WVS FINANCIAL CORP
filed 2011-11-09
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Shares outstanding as of November 4, 2011: 2,057,930 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	September 30, 2011	June 30, 2011
Assets
Cash and due from banks	$4,594	$662
Interest-earning demand deposits	1,845	1,298

Total cash and cash equivalents	6,439	1,960
Certificates of deposit	3,331	3,668
Investment securities available-for-sale (amortized cost of $22,519 and $1,067)	22,387	1,064
Investment securities held-to-maturity (fair value of $58,466 and $90,974)	56,179	88,374
Mortgage-backed securities held-to-maturity (fair value of $73,077 and $71,169)	72,862	70,568
Net loans receivable (allowance for loan losses of $471 and $630)	48,026	49,952
Accrued interest receivable	1,177	1,189
Federal Home Loan Bank stock, at cost	8,858	9,324
Real estate owned	417	235
Premises and equipment	582	588
Prepaid FDIC insurance premium	402	456
Deferred tax assets (net)	1,263	1,298
Other assets	294	212

TOTAL ASSETS	$222,217	$228,888

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$23,209	$13,324
NOW accounts	18,263	19,818
Savings accounts	38,073	37,922
Money market accounts	23,640	23,824
Certificates of deposit	43,286	48,226
Advance payments by borrowers for taxes and insurance	224	652

Total savings deposits	146,695	143,766
Federal Home Loan Bank advances: long-term	17,500	22,500
Federal Home Loan Bank advances: short-term	27,890	32,059
Accrued interest payable	300	322
Other liabilities	749	1,363

TOTAL LIABILITIES	193,134	200,010

Stockholders’ equity:
Preferred stock: 5,000,000 shares, no par value per share, authorized; none Issued	—	—
Common stock: 10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued	38	38
Additional paid-in capital	21,443	21,437
Treasury stock: 1,747,706 and 1,747,706 shares at cost, respectively	(26,690)	(26,690)
Retained earnings, substantially restricted	36,248	35,920
Accumulated other comprehensive loss	(1,956)	(1,827)

TOTAL STOCKHOLDERS’ EQUITY	29,083	28,878

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,217	$228,888

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,
	2011	2010
INTEREST INCOME:
Loans	$860	$882
Investment securities – taxable	724	1,223
Investment securities – non-taxable	42	52
Mortgage-backed securities	230	425
Certificates of deposit	11	38
Interest-earning demand deposits	—	1

Total interest and dividend income	1,867	2,621

INTEREST EXPENSE:
Deposits	152	286
Federal Home Loan Bank advances – long-term	244	1,451
Federal Home Loan Bank advances – short-term	11	—
Other short-term borrowings	—	6

Total interest expense	407	1,743

NET INTEREST INCOME	1,460	878
(RECOVERY OF) PROVISION FOR LOAN LOSSES	(19)	9

NET INTEREST INCOME AFTER (RECOVERY OF) PROVISION FOR LOAN LOSSES	1,479	869

NON-INTEREST INCOME:
Service charges on deposits	60	58
Other than temporary impairment losses	(197)	—
Portion of loss recognized in other comprehensive income (before taxes)	173	—

Net impairment loss recognized in earnings	(24)	—
Other	65	67

Total non-interest income	101	125

NON-INTEREST EXPENSE:
Salaries and employee benefits	479	470
Occupancy and equipment	78	83
Data processing	56	61
Correspondent bank service charges	21	21
Deposit insurance premium	55	91
Other	288	179

Total non-interest expense	977	905

INCOME BEFORE INCOME TAXES	603	89
INCOME TAX EXPENSE	193	30

NET INCOME	$410	$59

EARNINGS PER SHARE:
Basic	$0.20	$0.03
Diluted	$0.20	$0.03

AVERAGE SHARES OUTSTANDING:
Basic	2,057,930	2,057,930
Diluted	2,057,930	2,057,930

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive (Loss)	Total

Balance at June 30, 2011	$38	$21,437	$(26,690)	$35,920	$(1,827)	$28,878

Comprehensive income:

Net Income				410		410
Other comprehensive income:
Accretion of other-than-temporary impairment on securities held to maturity, net of income tax effect of $ 36					70	70
Other-than-temporary impairment on securities held to maturity, net of income tax effect of $ (59)					(114)	(114)
Change in unrealized holding gains on securities, net of income tax effect of $ (43)					(85)	(85)

Comprehensive income						281

Expense of stock options awarded		6				6

Cash dividends declared ($0.04 per share)				(82)		(82)

Balance at September 30, 2011	$38	$21,443	$(26,690)	$36,248	$(1,956)	$29,083

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES

Net income	$410	$59
Adjustments to reconcile net income to cash provided by operating activities:
Provision (recovery) for loan losses	(19)	9
Net impairment loss recognized in earnings	24	—
Depreciation	21	27
Accretion of discounts, premiums and deferred loan fees	54	493
(Increase) decrease in deferred income taxes	35	(13)
Increase in prepaid accrued income taxes	49	45
Decrease in accrued interest receivable	12	354
Decrease in accrued interest payable	(22)	(113)
Increase (decrease) in deferred director compensation payable	(8)	2
Decrease of prepaid federal deposit insurance premium	54	86
Increase (decrease) in transaction account clearing balance payable to Federal Reserve	(733)	637
Other, net	67	109

Net cash provided by (used for) operating activities	(56)	1,695

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	(21,523)	(3,749)
Proceeds from repayments of investments	—	3,740
Proceeds from repayments of mortgage-backed securities	—	11
Held-to-maturity:
Purchases of investment securities	(3,573)	(2,970)
Purchases of mortgage-backed securities	(10,243)	—
Proceeds from repayments of investments	35,783	21,216
Proceeds from repayments of mortgage-backed securities	7,865	16,019
Purchases of certificates of deposit	(449)	—
Maturities/redemptions of certificates of deposit	785	1,245
(Increase) decrease in net loans receivable	1,760	(407)
Redemption of FHLB stock	466	—
Acquisition of premises and equipment	(14)	—

Net cash provided by investing activities	10,857	35,105

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2011	2010
FINANCING ACTIVITIES

Net increase (decrease) in transaction and savings accounts	$8,297	$(3,058)
Net decrease in certificates of deposit	(4,692)	(5,800)
Net decrease in advance payments by borrowers for taxes and insurance	(428)	(491)
Net decrease in brokered CDs	(248)	(2,100)
Net increase in CDARS one-way buy CDs	—	2,004
Repayments of Federal Home Loan Bank long-term advances	(5,000)	(25,000)
Net decrease in FHLB short-term advances	(4,169)	—
Net decrease in other short-term borrowings	—	(2,510)
Cash dividends paid	(82)	(329)

Net cash used for financing activities	(6,322)	(37,284)

Increase (decrease) in cash and cash equivalents	4,479	(484)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	1,960	2,198

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$6,439	$1,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$429	$1,856
Income taxes	$42	$—

Non-cash items:
Due to Federal Reserve Bank	$—	$1,767
Educational Improvement Tax Credit	$98	$—
Mortgage Loans Transferred to Real Estate Owned	$182	$—

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended September 30,
	2011	2010

Weighted average common shares issued	3,805,636	3,805,636
Average treasury stock shares	(1,747,706)	(1,747,706)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,057,930	2,057,930
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,057,930	2,057,930

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At September 30, 2011, there were 124,824 options outstanding with an exercise price ranging from $15.77 to $16.20 which were anti-dilutive for the three month period. At September 30, 2010 there were 125,127 options outstanding with an exercise price ranging from $15.77 to $16.20 which were anti-dilutive for the three month period.

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

During the three month periods ended September 30, 2011 and 2010, the Company recorded $6 thousand and $6 thousand, respectively, in compensation expense related to our share-based compensation awards. As of September 30, 2011, there was approximately $44 thousand of unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009. That cost is expected to be recognized over the next three years.

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

The Company had 67,374 non-vested stock options outstanding at September 30, 2011, and 89,035 unvested stock options outstanding at September 30, 2010. There were no stock options exercised or issued during the three months ended September 30, 2011 and 2010.

5.	COMPREHENSIVE INCOME

Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities and the net non-credit component of Other than Temporary Impairments (“OTTI”) on the Company’s held-to-maturity private-label CMO portfolio. Total comprehensive income is summarized as follows (dollars in thousands):

	Three Months Ended September 30,
	2011	2010
Net Income	$410	$59
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities without OTTI	(128)	6
Accretion of OTTI on securities held to maturity	106	—
Unrealized losses on held-to-maturity securities with OTTI	(197)	—
Reclassification adjustment for loss included in net income	24	—

Other comprehensive income (loss) before tax	(195)	6
Income tax effect related to other comprehensive income (loss)	(66)	2

Other comprehensive income (loss), net of tax	(129)	4

Comprehensive income	$281	$63

6.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
September 30, 2011
AVAILABLE FOR SALE
Corporate debt securities	$21,925	$1	$(129)	$21,797
Foreign debt securities (1)	594	—	(4)	590

Total	$22,519	$1	$(133)	$22,387

HELD TO MATURITY
U.S. government agency securities	$11,794	$7	$(3)	$11,798
Corporate debt securities	38,803	2,114	(4)	40,913
Foreign debt securities (1)	2,003	143	—	2,146
Obligations of states and political subdivisions	3,579	30	—	3,609

Total	$56,179	$2,294	$(7)	$58,466

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
AVAILABLE FOR SALE
Corporate debt securities	$1,067	$—	$(3)	$1,064

Total	$1,067	$—	$(3)	$1,064

HELD TO MATURITY
U.S. government agency securities	$40,068	$53	$(7)	$40,114
Corporate debt securities	41,227	2,330	—	43,557
Foreign debt securities (1)	3,514	163	—	3,677
Obligations of states and political Subdivisions	3,565	61	—	3,626

Total	$88,374	$2,607	$(7)	$90,974

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

There were no recorded realized investment securities gains during the quarters ended September 30, 2011 and September 30, 2010.

The amortized cost and fair values of debt securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$2,033	$20,486	$—	$—	$22,519
Fair value	2,024	20,363	—	—	22,387

HELD TO MATURITY
Amortized cost	$13,751	$26,666	$9,366	$6,396	$56,179
Fair value	13,919	28,086	10,043	6,418	58,466

Investment securities with amortized costs of $0 thousand and $3.9 million and fair values of $0 thousand and $3.9 million at September 30, 2011 and June 30, 2011, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.

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

At September 30, 2011, the Company’s Agency CMO’s totaled $51.9 million as compared to $47.8 million at June 30, 2011. The Company’s private-label CMO’s totaled $21.0 million at September 30, 2011 as compared to $22.8 million at June 30, 2011. The $2.3 million increase in the CMO segment of our MBS portfolio was primarily due to $10.2 million in purchases of floating-rate Agency CMO’s, which were partially offset by repayments on our Agency CMO portfolio totaling $6.2 million, and $1.7 million in repayments on our private-label CMO portfolio. During the three months ended September 30, 2011, the Company received principal payments totaling $1.7 million on its private-label CMO’s. At September 30, 2011, approximately $72.9 million or 100.0% (book value) of the Company’s MBS portfolio, including CMO’s, were comprised of adjustable or floating rate investments, as compared to $70.6 million or 100.0% at June 30, 2011. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of September 30, 2011. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

		At September 30, 2011
		Rating			Book Value	Fair Value	Life to Date Impairment recorded in Earnings

Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
05949AN63	BOAMS 2005-1 1A7	N/A	Ba1	AAA	$265	$263	$—
36242DE25	GSR 2005-3F 1A11	N/A	Ba2	AA	795	787	—
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	AA	405	381	—
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	AA	516	486	—
225458JZ2	CSFB 05-3 3A4	AAA	N/A	A	2,569	2,459	—
225458KE7	CSFB 2005-3 3A9	AAA	N/A	A	207	196	—
225458KE7	CSFB 2005-3 3A9	AAA	N/A	A	625	593	—
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	667	611	—
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	1,213	1,111	—
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	1,661	1,522	—
12669G3A7	CWHL 2005 16 A8	N/A	B2	B	1,819	1,667	—
126694CP1	CWHL SER 21 A11	N/A	Caa1	CCC	4,466	5,071	95
126694KF4	CWHL SER 24 A15	CC	N/A	CCC	956	1,056	33
126694KF4	CWHL SER 24 A15	CC	N/A	CCC	1,911	2,111	66
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	886	862	—
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	1,241	1,207	—
126694MP0	CWHL SER 26 1A5	CC	N/A	B	800	800	24

					$21,002	$21,183	$218

The Company retains an independent third party to assist it in the determination of a fair value for each of its private-label CMO’s. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMO’s and there can be no assurance that any secondary market for private-label CMO’s will develop. The private-label CMO portfolio had three private-label CMO’s with OTTI at September 30, 2011. During the three months ending September 30, 2011, the Company reversed $106 thousand of non-credit unrealized holding losses on two of its private-label CMO’s with OTTI due to principal repayments, and identified one additional private-label CMO, classified as held to maturity, with OTTI. In connection with the newly identified private-label CMO with OTTI, the Company recognized a $197 thousand impairment of which $173 thousand was recognized in other comprehensive income and $24 thousand was recognized in earnings.

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
	(Dollars in Thousands)
September 30, 2011
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$51,860	$65	$(31)	$51,894
Private-label	21,002	905	(724)	21,183

Total	$72,862	$970	$(755)	$73,007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2011
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$47,777	$283	$(12)	$48,048
Private-label	22,791	1,146	(816)	23,121

Total	$70,568	$1,429	$(828)	$71,169

The amortized cost and fair value of mortgage-backed securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$—	$—	$—	$72,862	$72,862
Fair value	—	—	—	73,077	73,077

At September 30, 2011 and June 30, 2011, mortgage-backed securities with an amortized cost of $19.4 million and $26.4 million and fair values of $19.4 million and $26.7 million, were pledged to secure borrowings with the Federal Home Loan Bank and public deposits.

8.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2011 and June 30, 2011.

	September 30, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)

U.S. government agencies securities	$—	$—	$375	$(3)	$375	$(3)
Corporate debt securities	20,964	(133)	—	—	20,964	(133)
Foreign debt securities (1)	590	(4)	—	—	590	(4)
Collateralized mortgage obligations:
Agency	24,233	(15)	9,153	(16)	33,386	(31)
Private-label	—	—	12,146	(724)	12,146	(724)

Total	$45,787	$(152)	$21,674	$(743)	$67,461	$(895)

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers

	June 30, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agencies securities	$4,990	$(5)	$382	$(2)	$5,372	$(7)
Corporate debt securities	1,064	(3)	—	—	1,064	(3)
Collateralized mortgage obligations:
Agency	—	—	10,234	(12)	10,234	(12)
Private-label	—	—	14,321	(816)	14,321	(816)

Total	$6,054	$(8)	$24,937	$(830)	$30,991	$(838)

Impairment is considered to be other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its amortized cost basis, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell the security). In addition, the probability standard relating to the collectability of cash flows was eliminated, and impairment is now considered to be other than temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a credit loss).

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

The following table presents a roll-forward of the credit loss component of the amortized cost of mortgage-backed securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. The beginning balance represents the credit loss component for mortgage-backed securities for which OTTI occurred prior to adoption of the guidance of ASC Topic 320-10-69. OTTI recognized in earnings for credit impaired mortgage-back securities is presented as additions in two components based upon whether the current period is the first time the mortgage-backed security was credit-impaired (initial credit impairment) or is not the first time the mortgage-backed security was credit impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes that the Company will be required to sell previously credit-impaired mortgage-backed securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what the Company expected to receive over the remaining life of the credit impaired mortgage-backed securities, the security matures or is fully written down. Changes in the credit loss component of credit impaired mortgage-backed securities were as follows for the three month period ended September 30, 2011:

	Three Months Ended
	September 30, 2011	September 30, 2010
	(In thousands)

Beginning balance	$194	$194
Initial credit impairment	24	—
Subsequent credit impairment	—	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reduction for increase in cash flows expected to be collected	—	—

Ending Balance	$218	$194

During the quarter ended September 30, 2011, the Company identified an additional private-label CMO, classified as held to maturity, with OTTI totaling $197 thousand, of which $173 thousand was recognized in other comprehensive income and $24 thousand was recognized in earnings.

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

In conjunction with the adoption of ASC Topic 820 effective June 30, 2009, the Company retained an independent third party to assist it with the private label CMO portfolio OTTI assessment. The independent third party utilized certain assumptions for producing the cash flow analyses used in the OTTI assessment. Key assumptions included interest rates, expected market participant spreads and discount rates, housing prices, projected future delinquency levels and assumed loss rates on any liquidated collateral.

The Company reviewed the independent third party’s assumptions used in the September 30, 2011 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that three private-label CMO’s in the portfolio had an OTTI at September 30, 2011. During the three months ending September 30, 2011, the Company reversed $106 thousand of non-credit unrealized holding losses on two private-label CMO’s with OTTI due to principal repayments.

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

The Company has investments in 29 positions that are impaired at September 30, 2011, including 7 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that three private-label CMO’s remain other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of September 30, 2011 and June 30, 2011 (in thousands).

	September 30, 2011			June 30, 2011
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

First mortgage loans:
1 – 4 family dwellings	$13,745	$—	$13,745	$14,984	$—	$14,984
Construction	10,898	701	10,197	11,569	1,024	10,545
Land acquisition & development	3,235	—	3,235	2,947	—	2,947
Multi-family dwellings	5,297	—	5,297	5,365	—	5,365
Commercial	7,803	—	7,803	7,732	—	7,732

Consumer Loans
Home equity	1,845	—	1,845	1,893	—	1,893
Home equity lines of credit	2,220	—	2,220	2,601	—	2,601
Other	339	—	339	322	—	322

Commercial Loans	3,151	—	3,151	3,210	—	3,210

	$48,533	$701	$47,832	$50,623	$1,024	$49,599

Less: Deferred loan fees	36			41
Allowance for loan losses	471			630

Total	$48,026			$49,952

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

The following table is a summary of the loans considered to be impaired as of September 30, 2011 and September 30, 2010 (in thousands):

	September 30, 2011	September 30, 2010
Impaired construction loans with an allocated allowance	$—	$—
Impaired construction loans without an allocated allowance	701	—

Total impaired loans	$701	$—

Allocated allowance on impaired loans	$—	$—
Average impaired loans	1,020	—
Income recognized on impaired loans	—	—

Total nonaccrual loans and the related interest income recognized for the three months ended September 30, 2011 and September 30, 2010 are as follows (in thousands):

	Three Months Ended
	September 30, 2011	September 30, 2010
Principal outstanding	$1,065	$1,428

Interest income that would have been recognized	31	25
Interest income recognized	102	2

Interest income foregone	$23	$23

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 2011, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2011 and June 30, 2011 (in thousands):

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
September 30, 2011
First mortgage loans:
1 – 4 family dwellings	$13,381	$—	$—	$—	$364	$364	$13,745
Construction	10,197	—	—	—	701	701	10,898
Land acquisition & development	3,203	32	—	—	—	32	3,235
Multi-family dwellings	5,297	—	—	—	—	—	5,297
Commercial	7,803	—	—	—	—	—	7,803

Consumer Loans
Home equity	4,065	—	—	—	—	—	4,065
Other	339	—	—	—	—	—	339

Commercial Loans	3,151	—	—	—	—	—	3,151

	$47,436	$32	$—	$—	$1,065	$1,097	48,533

Less: Deferred loan fees							36
Allowance for loan loss							471

Total							$48,026

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
June 30, 2011
First mortgage loans:
1 – 4 family dwellings	$14,200	$—	$—	$—	$784	$784	$14,984
Construction	10,545	—	—	—	1,024	1,024	11,569
Land acquisition & development	2,947	—	—	—	—	—	2,947
Multi-family dwellings	5,365	—	—	—	—	—	5,365
Commercial	7,732	—	—	—	—	—	7,732

Consumer Loans
Home equity	4,136	—	—	—	358	358	4,494
Other	321	1	—	—	—	1	322

Commercial Loans	3,206	4	—	—	—	4	3,210

	$48,452	$5	$—	$—	$2,166	$2,171	50,623

Less: Deferred loan fees							41
Allowance for loan loss							630

Total							$49,952

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended September 30, 2011. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

The Company’s internally assigned grades are as follows:

Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

Special mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

Substandard – loans that have a well-defined weakness based on objective evidence and can be characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard loan. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

Loss – loans classified as loss are considered uncollectible, or of such value that continuance as a loan is not warranted.

The primary credit quality indicator used by Management in the 1 – 4 family and consumer loan portfolios is the performance status of the loans. Payment activity is reviewed by Management on a monthly basis to determine how loans are performing. Loans are considered to be non-performing when they become 90 days delinquent, have a history of delinquency, or have other inherent characteristics which Management deems to be weaknesses.

The following table presents the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at September 30, 2011.

	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial
Pass	$10,197	$3,203	$5,297	$7,803	$3,151
Special Mention	—	—	—	—	—
Substandard	701	32	—	—	—
Doubtful	—	—	—	—	—

Ending Balance	$10,898	$3,235	$5,297	$7,803	$3,151

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the period ended September 30, 2011.

	1 – 4 Family	Consumer
Performing	$12,933	$4,186
Non-performing	812	218

Total	$13,745	$4,404

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

Our methodology used to determine the allocated portion of the allowance is as follows. For groups of homogenous loans, we apply a loss rate to the groups’ aggregate balance. Our group loss rate reflects our historical loss experience. We may adjust these group rates to compensate for changes in environmental factors; but our adjustments have not been frequent due to a relatively stable charge-off experience. The Company also monitors industry loss experience on similar loan portfolio segments. We then identify loans for individual evaluation under ASC Topic 310. If the individually identified loans are performing, we apply a segment specific loss rate adjusted for relevant environmental factors, if necessary, for those loans reviewed individually and considered individually impaired, we use one of the three methods for measuring impairment mandated by ASC Topic 310. Generally the fair value of collateral is used since our impaired loans are generally real estate based. In connection with the fair value of collateral measurement, the Company generally uses an independent appraisal and determines costs to sell. The Company’s appraisals for commercial income based loans, such as multi-family and commercial real estate loans, assess value based upon the operating cash flows of the business as opposed to merely “as built” values. The Company then validates the reasonableness of our calculated allowances by: (1) reviewing trends in loan volume, delinquencies, restructurings and concentrations; (2) reviewing prior period (historical) charge-offs and recoveries; and (3) presenting the results of this process, quarterly, to the Asset Classification Committee and the Savings Bank’s Board of Directors. We then tabulate, format and summarize the current loan loss allowance balance for financial and regulatory reporting purposes.

The Company had no unallocated loss allowance balance at September 30, 2011.

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

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2011 and June 30, 2011. Activity in the allowance is presented for the three months ended September 30, 2011 (in thousands).

	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
ALLL balance at June 30, 2011	$87	$243	$55	$27	$79	$85	$54	$630
Charge-offs	—	(140)	—	—	—	—	—	(140)
Recoveries	—	—	—	—	—	—	—	—
Provisions	(8)	32	(23)	—	—	(26)	6	(19)

ALLL balance at September 30, 2011	$79	$135	$32	$27	$79	$59	$60	$471

Individually evaluated for impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	79	135	32	27	79	59	60	471

	$79	$135	$32	$27	$79	$59	$60	$471

ALLL balance at June 30, 2011	$87	$243	$55	$27	$79	$85	$54	$630

Individually evaluated for impairment	—	67	—	—	—	—	—	67
Collectively evaluated for impairment	87	176	55	27	79	85	54	563

	$87	$243	$55	$27	$79	$85	$54	$630

During the three months ended September 30, 2011, the Company reduced its ALLL by $159 thousand. A $140 thousand charge-off was recorded on one single-family construction loan which was taken into real estate owned (“REO”). The charge-off amount was calculated using an independent internal and external appraisal of the property, adjusted for costs to complete and costs to sell the property.

During the three months ended September 30, 2011, the Company also reduced the ALLL on the remaining loan portfolio by $19 thousand. The decrease was primarily attributable to a $26 thousand decrease in the ALLL related to consumer loans due to the payoff in full of two non-accrual home equity lines of credit, a $23 thousand decrease in the ALLL related to land acquisition and development loans due to reduced balances associated with payoffs in this segment of the loan portfolio, and a $8 thousand decrease in the ALLL related to single-family residential mortgage loans due to the paydown on one previously classified non-accrual loan, which were partially offset by a $32 thousand increase in the ALLL related to construction loans due to the larger than anticipated charge-off on the single-family construction taken into REO and a $6 thousand increase in the ALLL related to commercial loans.

At September 30, 2011, the Company had one collateral dependent non-accrual construction loan totaling $701 thousand that was considered to be impaired.

The impaired construction loan is almost entirely complete and currently being marketed for sale. The loan was originated as a construction loan to build a spec home with a well known and respected builder within our market. At September 30, 2011, the loan was nine months past due for interest. The borrower communicates regularly with management of the Company. Management has interviewed several real estate agencies as part of this process and they all have indicated that sales of similar properties in this market support the asking price and that the property is in an affluent market that tends to take somewhat longer to sell. The loan’s appraised value is $950 thousand, the current listing price is $899 thousand, and our book value is $701 thousand. The loan is considered impaired primarily due to its delinquency status. Management weighed several factors in considering whether a discount to the appraised valuation was appropriate. In its analysis, management considered several qualitative factors including the length of time that the property has been on the market, the recent change in real estate agents and the associated $26 thousand reduction in the listing price, and the limited number of buyers for homes in this price range. Based upon the significant difference between the loan’s $701 thousand book value and the home’s current listing price of $899 thousand, management has concluded that no specific allocation of the ALLL is needed as of September 30, 2011. The Company will continue to monitor marketing efforts with the builder and his real estate agent.

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

The following tables present the assets reported on a recurring basis on the consolidated balance sheet at their fair value as of September 30, 2011 and June 30, 2011, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2011
	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment securities – available for sale:
Corporate securities	$—	$21,925	$—	$21,925
Foreign debt securities (1)	—	594	—	594

	$—	$22,519	$—	$22,519

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers

	June 30, 2011
	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment securities – available for sale:
Corporate securities	$—	$1,064	$—	$1,064

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair value as of September 30, 2011 and June 30, 2011, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2011
	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired loans	$—	$—	$701	$701
Real estate owned	—	—	417	417
Mortgage-backed securities held to maturity:
Collateralized mortgage obligations – private-label	—	—	800	800

Total	$—	$—	$1,918	$1,918

	June 30, 2011
	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired loans	$—	$—	$957	$957
Real estate owned	—	—	235	235

Total	$—	$—	$1,192	$1,192

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at fair value less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a loan loss. Any subsequent reduction in fair market value is reflected as a valuation allowance through a charge to income. Costs of significant property improvements are capitalized, whereas costs relating to holding and maintaining the property, are charged to expense.

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

The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation model for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The following table represents the changes in the Level III fair-value category for the three month period ended September 30, 2011.

	Private-label Mortgage-backed securities Held-to-maturity	Impaired Loans	Real Estate Owned
Beginning balance – July 1, 2011	$—	$957	$235
Total net realized/unrealized gains (losses)
Included in earnings
Net realized losses on securities held-to-maturity	(24)	—	—
Included in other comprehensive income
Net unrealized gains on securities held-to-maturity	(173)	—	—
Transfers into Level III	997	—	182
Transfers out of Level III	—	(256)	—
Other – principal paydowns received	—	—	—

Ending balance – September 30, 2011	$800	$701	$417

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	September 30, 2011		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$6,439	$6,439	$1,960	$1,960
Certificates of deposit	3,331	3,331	3,668	3,668
Investment securities – available for sale	22,387	22,387	1,064	1,064
Investment securities – held to maturity	56,179	58,466	88,374	90,974
Mortgage-backed securities – held to maturity
Agency	51,860	51,894	47,777	48,048
Private-label	21,002	21,183	22,791	23,121
Net loans receivable	48,026	53,201	49,952	53,441
Accrued interest receivable	1,177	1,177	1,189	1,189
FHLB stock	8,858	8,858	9,324	9,324

FINANCIAL LIABILITIES
Deposits	$146,695	$147,056	$143,766	$143,928
FHLB long-term advances	17,500	19,173	22,500	23,762
FHLB short-term advances	27,890	27,890	32,059	32,059
Accrued interest payable	300	300	322	322

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

As certain assets and liabilities, such as deferred tax assets, premises and equipment, and many other operational elements of the Company, are not considered financial instruments, but have value, this estimated fair value of financial instruments would not represent the full market value of the Company.

Estimated fair values have been determined by the Company using the best available data, as generally provided in internal Savings Bank regulatory, or third party valuation reports, using an estimation methodology suitable for each category of financial instruments. The estimation methodologies used are as follows:

Cash and Cash Equivalents, Certificates of Deposit, Accrued Interest Receivable and Payable, and FHLB Short-term Advances

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

FHLB Long-term Advances

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2011.

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

FINANCIAL CONDITION

The Company’s assets totaled $222.2 million at September 30, 2011, as compared to $228.9 million at June 30, 2011. The $6.7 million or 2.9% decrease in total assets was primarily comprised of a $32.2 million or 36.4% decrease in investment securities – held to maturity, and a $1.9 million or 3.9% decrease in net loans receivable, which were partially offset by a $21.3 million increase in investment securities – available for-sale, a $4.5 million or 228.5% increase in cash and cash equivalents and a $2.3 million or 3.2% increase in mortgage-backed securities (MBS) – held to maturity. The decrease in investment securities – held to maturity was primarily due to $30.8 million of issuer redemptions prior to maturity (i.e. calls) of U.S. Government agency bonds, $3.0 million of maturities/calls of investment grade corporate bonds, $1.5 million of maturities/calls of investment grade foreign bonds and $355 thousand of pay downs on investment grade utility first mortgage bonds, which were partially offset by $2.5 million in purchases of U.S. Government agency step-up bonds, and $1.1 million of purchases of investment grade utility first mortgage bonds. The increase in investment securities available for sale was due to purchases of: fixed-rate investment grade corporate bonds totaling $18.0 million, floating-rate investment grade corporate bonds totaling $3.0 million, and fixed rate investment grade utility first mortgage bonds totaling $1.1 million. The increase in MBS held-to-maturity was a result of $10.2 million in purchases of floating rate U.S. Government agency collateralized mortgage obligations, which was partially offset by repayments on the Company’s floating rate U.S. Government agency CMO portfolio totaling $6.2 million and $1.7 million in repayment on the Company’s floating rate private-label CMO portfolio. The Company has reduced its overall investment portfolio due to a marked decline in market interest rates and a narrowing of investment spreads. See “Asset and Liability Management”.

The Company’s total liabilities decreased $6.9 million or 3.4% to $193.1 million as of September 30, 2011 from $200.0 million as of June 30, 2011. The $6.9 million decrease in total liabilities was primarily comprised of a $5.0 million or 22.2% decrease in maturing legacy high-cost long-term FHLB advances, and a $4.2 million or 13.0% decrease in FHLB short-term advances, which were partially offset by a $3.0 million or 2.0% increase in total savings deposits. The decrease in fixed rate legacy long–term FHLB advances and FHLB short-term advances were funded primarily by investment cash flows received during the three months ended September 30, 2011. Demand deposits increased $9.9 million while certificates of deposit, NOW accounts and advance payments by borrowers for taxes and insurance decreased $4.9 million, $1.6 million and $428 thousand, respectively. The increase in demand deposits was primarily due to increased balances held by local tax collectors, while the decrease in certificates of deposit was due primarily to the maturity of a $4.0 million cash management CD related to a local government unit. Management believes that the changes in NOW accounts, and advance payments by borrowers for taxes and insurance were primarily attributable to seasonal payments of local, county and school real estate taxes. See also “Asset and Liability Management”.

Total stockholders’ equity increased $205 thousand or 0.7% to $29.1 million as of September 30, 2011, from approximately $28.9 million as of June 30, 2011. The increase was primarily attributable to Company net income of $410 thousand, which was partially offset by an other comprehensive loss of $129 thousand and cash dividends totaling $82 thousand. The other comprehensive loss was primarily attributable to a $114 thousand OTTI other impairment on one private-label CMO with newly identified OTTI and a $85 thousand unrealized loss on available for sale securities, which were partially offset by a $70 thousand reversal of unrealized holding losses on two private-label CMOs with previously identified OTTI.

RESULTS OF OPERATIONS

General. WVS reported net income of $410 thousand or $0.20 earnings per share (basic and diluted) for the three months ended September 30, 2011. Net income increased by $351 thousand or 594.9% and earnings per share (basic and diluted) increased $0.17 or 566.7% for the three months ended September 30, 2011, when compared to the same period in 2010. The increase in net income was primarily attributable to a $582 thousand increase in net interest income, and a $28 thousand decrease in provisions for loan losses, which were partially offset by a $163 thousand increase in income tax expense, a $72 thousand increase in non-interest expense, and a $24 thousand decrease in non-interest income.

Net Interest Income. The Company’s net interest income increased by $582 thousand or 66.3% for the three months ended September 30, 2011, when compared to the same period in 2010. The increase in net interest income was attributable to a $1.3 million decrease in interest expense, which more than offset a $754 thousand decrease in interest income. The decrease in interest expense was primarily attributable to lower average balances of fixed-rate legacy long-term FHLB advances and whole-sale time deposits during the quarter ended September 30, 2011, when compared to the same period in 2010. The decrease in interest income was primarily attributable to lower average balances of interest earning financial assets, which were partially offset by higher realized yields on the Company’s corporate bond portfolio, when compared to the same period in 2010.

Interest Income. Interest income decreased $754 thousand or 28.8% for the three months ended September 30, 2011 compared to the same period in 2010.

Interest on investment securities decreased $509 thousand or 39.9% and for the three months ended September 30, 2011, when compared to the same period in 2010. The decrease for the three months ended September 30, 2011 was primarily attributable to a $66.5 million decrease in the average balance of investment securities, which was partially offset by a 31 basis point increase in the weighted average yield on investment securities outstanding, when compared to the same period in 2010.

Interest on mortgage-backed securities decreased $195 thousand or 45.9% for the three months ended September 30, 2011, when compared to the same period in 2010. The decrease for the three months ended September 30, 2011 was primarily attributable to a $19.3 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding, a $20.9 million decrease in the average balance of private label mortgage-backed securities outstanding, a 28 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities, and a 16 basis point increase in the weighted average yield earned on private label mortgage-backed securities for the three months ended September 30, 2011, when compared to the same period in 2010. The decrease in the average balances of mortgage-backed securities during the three months ended September 30, 2011 was attributable to principal paydowns of mortgage-backed securities during the period. The decrease in yield is attributable to slightly lower LIBOR interest rates in the three months ended September 30, 2011 when compared to the same period in 2010.

Interest on FDIC insured bank certificates of deposit decreased $27 thousand or 71.1% for the three months ended September 30, 2011, when compared to the same period in 2010. The decrease for the three months ended September 30, 2011 was primarily attributable to a $3.4 million decrease in the average portfolio balance of certificates of deposit and a 64 basis point decrease in the weighted average yield earned when compared to the same period in 2010. The certificates have remaining maturities ranging from two to thirty-six months. Due to decreases in yields in this investment sector, the Company has decided to limit reinvestments in certificates of deposit and to let the portfolio decrease through maturities and early issuer redemptions.

Interest on net loans receivable decreased $22 thousand or 2.5% for the three months ended September 30, 2011, when compared to the same period in 2010. The decrease for the three months ended September 30, 2011 was primarily attributable to a $7.4 million decrease in the average balance of net loans receivable outstanding, which was partially offset by an increase of 75 basis points in the weighted average yield earned on net loans receivable for the three months ended September 30, 2011, when compared to the same period in 2010. The decrease in the average loan balance of net loans receivable outstanding for the three months ended September 30, 2011 was attributable in part to increased levels of loan payoffs on single-family first mortgage loan and construction loan products. The Company has limited its origination of longer-term fixed rate loans for its portfolio to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income. The increase in the yield earned on net loans receivable was primarily due to $102 thousand of interest collected on three paid off non-accrual loans.

Dividends on FHLB stock were $0 for the three months ended September 30, 2011 and September 30, 2010. This was attributable to the Federal Home Loan Bank of Pittsburgh’s suspension of dividends on its common stock. In December 2008, the FHLB of Pittsburgh announced that it was suspending payments of dividends and redemptions of excess capital stock from members. The FHLB’s stated purpose of these actions is to build retained earnings to ensure adequate regulatory capital. Beginning in the December 2010 quarter, the FHLB began redeeming excess capital stock from members. Redemptions of $466 thousand were recorded for the three months ended September 30, 2011.

Interest Expense. Interest expense decreased by $1.3 million or 76.6% for the three months ended September 30, 2011 compared to the same period in 2010.

Interest paid on FHLB advances decreased $1.2 million or 82.4% for the three months ended September 30, 2011, when compared to the same period in 2010. The decrease for the three months ended September 30, 2011 was primarily attributable to an $87.0 million decrease in the average balance of fixed rate legacy FHLB long-term advances, and a 55 basis point decrease in the weighted average yield paid on fixed rate legacy FHLB long-term advances, which were partially offset by a $23.4 million increase in the average balance of FHLB short-term advances and a 19 basis point increase in the weighted average yield paid on FHLB short-term advances when compared to the same period in 2010. The decrease in the average balances of fixed rate legacy FHLB long-term borrowings were due to the maturity of twelve fixed rate legacy FHLB long-term borrowings totaling $67.0 million during the twelve months ended September 30, 2011.

Interest expense on deposits and escrows decreased $134 thousand or 46.8% for the three months ended September 30, 2011, when compared to the same period in 2010. The decrease in interest expense on deposits for the three months ended September 30, 2011 was primarily attributable to a $59.8 million decrease in the average balance of time deposits, which was partially offset by a 10 basis point increase in the weighted average rate paid on time deposits, when compared to the same period in 2010. The decrease in the average balance of time deposits in the three months ended September 30, 2011 was primarily attributable to the maturity of wholesale deposits including $51.5 million of CDARS One Way Buy transactions and $3.7 million of brokered deposits during the previous twelve months. The increase in average yields of time deposits reflects the maturity of lower yielding wholesale deposits.

Interest paid on other short-term borrowings decreased $6 thousand or 100.0% for the three months ended September 30, 2011, when compared to the same period in 2010. The decrease for the three months ended September 30, 2011 was primarily attributable to the absence of other short-term borrowings during the period. The decrease in average balances of other short-term borrowings is attributable to more favorable short-term borrowing rates offered by the Federal Home Loan Bank as compared to broker repurchase agreements.

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

Provisions for loan losses decreased $28 thousand or 311.1% for the three months ended September 30, 2011, when compared to the same period in 2010. The change in the provision for loan losses was primarily attributable to lower levels of non-performing loans. At September 30, 2011, the Company’s total allowance for loan losses amounted to $471 thousand or 1.0% of the Company’s total loan portfolio, as compared to $630 thousand or 1.2% at June 30, 2011.

Non-Interest Income. Non-interest income decreased by $24 thousand or 19.2% for the three months ended September 30, 2011, when compared to the same period in 2010. The decrease for the three months ended September 30, 2011 was primarily attributable to a $24 thousand other-than-temporary impairment loss on one private-label CMO recognized in earnings during the quarter ended September 30, 2010, when compared to the same period in 2010.

Non-Interest Expense. Non-interest expense increased $72 thousand or 8.0% for the three months ended September 30, 2011, when compared to the same period in 2010. The increase for the three months ended September 30, 2011 was principally attributable to a $107 thousand increase in charitable contributions eligible for PA Educational Improvement Tax credits, which was partially offset by a $36 thousand decrease in Federal Deposit Insurance Corporation (FDIC) expense.

Income Tax Expense. Income tax expense increased $163 thousand or 543.3% for the three months ended September 30, 2011, when compared to the same period in 2010. The increase for the three months ended September 30, 2011 was primarily due to higher levels of taxable income, when compared to the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities totaled $56 thousand during the three months ended September 30, 2011. Net cash used for operating activities was primarily comprised of a $733 thousand decrease in transaction account clearing balance payable to the Federal Reserve, a $22 thousand decrease in accrued interest payable, and a $19 thousand credit provision for loan losses, which was partially offset by $410 thousand of Company net income, a $54 thousand decrease in prepaid federal deposit insurance premiums, $54 thousand in amortizations of investment premiums, a $49 thousand increase in prepaid/accrued income taxes, a $35 thousand decrease in deferred income taxes, a $24 thousand net impairment loss recognized in earnings, and $21 thousand in depreciation on the Company’s fixed assets.

Funds provided by investing activities totaled $10.9 million during the three months ended September 30, 2011. Primary sources of funds during the three months ended September 30, 2011, included maturities and repayments of investment securities, and mortgage-backed securities totaling $35.8 million, and $7.9 million, respectively, a $1.8 million decrease in net loans receivable, and redemptions of FHLB stock totaling $466 thousand, which were partially offset by purchases of investment securities, mortgage-backed securities totaling $25.1 million, and $10.2 million, respectively.

Funds used for financing activities totaled $6.3 million for the three months ended September 30, 2011. The primary uses included a $5.0 million decrease in fixed rate legacy FHLB long-term advances, a $4.7 million decrease in retail certificates of deposit, and a $4.2 million decrease in FHLB short-term borrowings, which were partially offset by an $8.3 million increase in transaction and savings deposits. The decrease in FHLB long-term advances reflects paydowns on matured high cost FHLB legacy advances using cash flow from the Company’s investment portfolio. The Company repaid $4.7 million of retail time deposits and $4.2 million of FHLB short-term borrowings using cash flow from repayments on mortgage-backed securities. The $4.7 million decrease in retail time deposits was primarily attributable to a matured $4 million cash management CD for a local government unit and seasonal withdrawals for the payment of local, county and school taxes by depositors. Management believes that a significant portion of our local maturing deposits will remain with the Company. The $8.3 million increase in transaction and savings deposits were primarily attributable to increases in transaction balances held by local tax collectors.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at September 30, 2011 totaled $32.2 million. During the three months ended September 30, 2011, approximately $248 thousand of other brokers CD’s matured and were repaid. At September 30, 2011, the Company had outstanding no certificates of deposits (CD’s) issued through the CDARS One-Way Buy Program, or any brokered CD’s.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At September 30, 2011, total approved loan commitments outstanding were $0. At the same date, commitments under unused lines of credit amounted to $4.9 million and the unadvanced portion of construction loans approximated $3.5 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and FRB and other borrowings, to provide the cash utilized in investing activities. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On October 25, 2011, the Company’s Board of Directors declared a cash dividend of $0.04 per share payable November 23, 2011, to shareholders of record at the close of business on November 7, 2011. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of September 30, 2011, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $31.0 million or 19.9% and $31.5 million or 20.3%, respectively, of total risk-weighted assets, and Tier I leverage capital of $31.0 million or 13.93% of average quarterly assets.

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

The Company’s nonperforming assets at September 30, 2011 totaled approximately $1.5 million or 0.7% of total assets as compared to $2.4 million or 1.0% of total assets at June 30, 2011. Nonperforming assets at September 30, 2011 consisted of: two single-family real estate loans totaling $364 thousand, one single-family construction loan totaling $701 thousand, and two single-family real estate owned properties totaling $417 thousand. The loans are in various stages of collection activity the real estate owned properties are being marketed.

The $919 thousand decrease in nonperforming assets during the three months ended September 30, 2011 was attributable to the classification to performing status of one single-family real estate loan totaling $420 thousand, the payoff of two home equity lines of credit totaling $359 thousand, and the $140 thousand partial charge-off of one partially completed single-family construction loan which was taken into real estate owned.

During the three months ended September 30, 2011, the Company collected $101 thousand of interest income on non-accrual loans that were paid off or brought current and approximately $23 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the three months ended September 30, 2011. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

Since December 2007 and into fiscal 2012, the global economy remained in the worst recession since the end of World War II. Many factors contributed to the recession, including: the failure, or near failure, of major financial institutions, marked declines in housing sales and prices, significant defaults in mortgage payments (particularly in the subprime sector), disruptions in global financial market liquidity, declining stock markets and increased volatility in the bond, commodity and equity markets.

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

On September 21, 2011, the Federal Reserve Open Market Committee (FOMC) announced a maturity extension program and reinvestment policy. Under the maturity extension program, the Federal Reserve intends to sell $400 billion of shorter-term Treasury securities by the end of June 2012 and use the proceeds to buy longer-term Treasury securities. This will extend the average maturity of the securities in the Federal Reserve’s portfolio. By reducing the supply of longer-term Treasury securities in the market, the

FOMC believes that this action should put downward pressure on longer-term interest rates and provide additional stimulus to support the economic recovery.

Federal Reserve sales of short-term securities could put some upward pressure on their yields, but the FOMC believes that the effect is likely to be small. The FOMC has stated that it anticipates that economic conditions will warrant the current level of the federal funds rate at least until mid – 2013. This explanation should help anchor short-term rates near current levels.

In addition, the FOMC will reinvest principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities. The FOMC will also maintain its existing policy of rolling over maturing Treasury securities at auction.

Throughout the three months ended September 30, 2011, the Company continued to adjust its asset/liability management tactics in two ways. First, we substantially increased our Tier 1 capital to average assets ratio from 13.12% at June 30, 2011 to 13.93% at September 30, 2011. We accomplished this by reducing both Company assets and borrowings and by retaining earnings above the level of dividends paid. With market interest rates at historical lows, we believed that the risks of maintaining a leveraged balance sheet far exceed the additional potential income that could be earned. Second, we reduced overall borrowings by $9.2 million. Legacy FHLB long-term borrowings were reduced by $5.0 million, while FHLB short-term borrowings decreased $4.2 million.

Looking ahead, we continue to believe that our net interest income will improve in fiscal year 2012 primarily through the reduction of interest expense on long-term fixed rate legacy FHLB advances. Our legacy long-term fixed rate FHLB advances, taken out a number of years ago when interest rates were higher, began maturing in fiscal 2011.

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

During the three months ended September 30, 2011, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve began a second phase of quantitative easing to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates. In response to these market conditions, the Company reduced the overall level of both assets and liabilities. Asset levels were reduced in light of considerably lower market yields and narrowing credit spreads. Borrowings were reduced by utilizing investment cash flow and to lower related interest expense. These actions also allowed us to increase our Tier 1 leverage and risk-based capital ratios.

The table below shows the quarterly targeted federal funds rate and the benchmark two and ten year treasury yields from June 30, 2007 through September 30, 2011. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive
December 31, 2010	0.00% to 0.25%	0.61%	3.30%	Positive
March 31, 2011	0.00% to 0.25%	0.80%	3.46%	Positive
June 30, 2011	0.00% to 0.25%	0.45%	3.18%	Positive
September 30, 2011	0.00% to 0.25%	0.25%	1.92%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment and mortgage-backed securities portfolios for the three months ended September 30, 2011, totaled $4.7 million, $35.8 million and $7.9 million, respectively. Due to stagnant global interest rates and Treasury yields we continued to reduce our overall borrowed funds position. The Company continued to rebalance its investment portfolio by using proceeds from calls of U.S. Government agency bonds, repayments on its mortgage-backed securities and maturities of bank certificates of deposit to pay down borrowings. This strategy has allowed the Company to improve its liquidity posture while managing overall interest rate risk and strengthening our regulatory capital ratios.

Due to the term structure of market interest rates, historically low long-term mortgage interest rates, weakness in the economy, an excess supply of existing homes available for sale, and lower levels of housing starts, the Company continued to reduce its portfolio originations of long-term fixed rate mortgages while continuing to offer such loans on a correspondent basis. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank’s market area. We expect that the housing market will continue to be weak throughout fiscal 2012. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans (primarily on residential properties), and commercial loans on business assets to partially increase interest income while limiting credit and interest rate risk. The Company has also offered higher yielding commercial and small business loans to existing customers and seasoned prospective customers.

During the three months ended September 30, 2011, principal investment purchases were comprised of: fixed rate investment grade corporate bonds - $18.0 million with a weighted average yield of 1.34%; floating rate U.S. Government agency CMO’s - $10.2 million with a weighted average rate of 1.24%; floating rate investment grade corporate bonds - $3.0 million with a weighted average yield of 1.20%; callable U.S. Government agency multiple step-up bonds with initial lock out periods of 3 months - $2.5 million with a weighted average yield to call of 1.05%; fixed rate investment grade corporate utility first mortgage bonds - $1.1 million with a weighted average yield of 1.10%; and fixed rate investment grade foreign bonds - $595 thousand with a weighted average yield of 1.22%. The Company also invested in FDIC bank insured certificates of deposit totaling $449 thousand with a weighted average yield of 0.89%. Single step-up bonds have one “step” or increase in coupon. Multiple step-up bonds have more than one step or increase in coupon. Substantially all of these corporate bond purchases were classified as available for sale for accounting purposes. The Company believes that this classification bolsters asset based liquidity while earning a return above the Company’s cost of funds.

Major investment proceeds received during the three months ended September 30, 2011 were: callable U.S. Government agency bonds - $30.8 million with a weighted average yield of approximately 2.12%; investment grade corporate bonds - $3.0 million with a weighted average yield of approximately 4.14%; investment grade foreign bonds - $1.5 million with a weighted average yield of 2.24%; and investment grade corporate utility first mortgage bonds - $355 thousand with a weighted average yield of 5.90%. The Company also had $785 thousand in FDIC insured bank certificates of deposit redeemed with a weighted average yield of approximately 1.27%.

As of September 30, 2011, the implementation of these asset and liability management initiatives resulted in the following:

1)	$22.4 million or 10.1% of the Company’s assets were comprised of investment securities classified as available for sale.

2)	$72.9 million or 48.1% of the Company’s investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

3)	$53.8 million or 35.5% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less - $503 thousand or 1.0%; 3 – 12 months - $12.8 million or 23.8%; 1 – 2 years - $26.3 million or 48.8%; 2 – 3 years - $8.3 million or 15.5%; 3 – 5 years - $1.5 million or 2.8%; and over 5 years - $4.4 million or 8.1%;

4)	$11.4 million or 7.5% of the Company’s investment portfolio was comprised of callable U.S. Government Agency single step-up or multiple step-up bonds which are callable within 1 – 3 months. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

5)	$3.3 million or 1.5% of the Company’s total assets consisted of FDIC insured bank certificates of deposit with remaining maturities ranging from two to thirty-six months;

6)	$6.9 million or 4.6% of the Company’s investment portfolio consisted of investment grade floating-rate corporate bonds which will reprice within three months and will mature within four to twenty-eight months;

7)	An aggregate of $26.5 million or 57.6% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months; and

8)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less - $27.9 million or 61.5%; 1 – 3 years - $5.0 million or 11.0%; 3 – 5 years - $2.5 million or 5.5%; and over 5 years - $10.0 million or 22.0%.

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

	September 30,	June 30,
	2011	2011	2010
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$156,763	$178,738	$243,519
Interest-bearing liabilities maturing or repricing within one year	114,619	128,811	248,813

Interest sensitivity gap	$42,144	$49,927	$(5,294)

Interest sensitivity gap as a percentage of total assets	18.97%	21.81%	-1.49%
Ratio of assets to liabilities maturing or repricing within one year	136.77%	138.76%	97.87%

During the three months ended September 30, 2011, the Company managed its one year interest sensitivity gap by: (1) Repaying $5.0 million of maturing legacy FHLB long-term debt; (2) Repaying $4.2 million of FHLB short-term advances; and (3) Repaying $248 thousand of fixed rate other brokered CD’s. In addition, the Company purchased $20.4 million (par value) of corporate bonds which have been classified as available for sale for accounting purposes. These purchases further bolstered balance sheet liquidity. At September 30, 2011, investments available for sale totaled $22.4 million or 10.1% of Company assets.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at September 30, 2011. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$42,969	$38,735	$36,680	$54,360	$54,099	$47,848	$24,998
% of Total Assets	19.3%	16.5%	16.5%	24.5%	24.3%	21.5%	11.2%
Base Case Up 100 bp
Cumulative Gap ($’s)	$43,668	$37,994	$38,725	$56,875	$56,623	$50,277	$24,998
% of Total Assets	19.7%	17.1%	17.4%	25.6%	25.5%	22.6%	11.2%
Base Case No Change
Cumulative Gap ($’s)	$45,096	$40,539	$42,144	$61,414	$61,748	$53,967	$24,998
% of Total Assets	20.3%	18.2%	19.0%	27.6%	27.8%	24.3%	11.2%
Base Case Down 100 bp
Cumulative Gap ($’s)	$45,241	$40,825	$42,628	$62,052	$62,303	$54,060	$24,998
% of Total Assets	20.4%	18.4%	19.2%	27.9%	28.0%	24.3%	11.2%
Base Case Down 200 bp
Cumulative Gap ($’s)	$45,241	$40,825	$42,628	$62,052	$62,303	$54,060	$24,998
% of Total Assets	20.4%	18.4%	19.2%	27.9%	28.0%	24.3%	11.2%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2011. This analysis was done assuming that the interest-earning assets will average approximately $244 million and $311 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at September 30, 2011. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	September 30, 2012					September 30, 2011
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-1.1%	-0.4%	—	21.5%	38.9%	-1.2%	-0.6%	—	14.8%	27.1%
Return on average equity	3.55%	3.72%	3.67%	5.95%	7.71%	3.06%	3.12%	3.19%	4.76%	6.04%
Return on average assets	0.34%	0.36%	0.35%	0.57%	0.75%	0.37%	0.38%	0.38%	0.56%	0.71%
Market value of equity (in thousands)						$31,437	$32,252	$33,470	$35,032	$36,000

The Company’s first quarter earnings were positively impacted by lower interest expenses associated with lower average balances of fixed rate legacy long-term FHLB advances. During the quarter ended September 30, 2011, we repaid $5 million of long-term FHLB advances, with a rate of 5.03%.

Market interest rates continued to remain low by historical standards throughout the three months ended September 30, 2011. In response to this environment, we continued to reduce our balance sheet by repaying fixed rate legacy long-term FHLB advances and wholesale deposits. These actions allowed us to further strengthen our Tier 1 leverage capital ratio from 13.12% at June 30, 2011 to 13.93% at September 30, 2011. As market conditions improve, we anticipate growing our asset base.

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at September 30, 2011. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2011.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$1,173
6.59%

Adjustable rate	$2,348
4.85%

Undisbursed lines of credit
Adjustable rate	$4,925
3.66%

Letters of credit
Adjustable rate	$241
4.25%

$8,687

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2011, the Savings Bank had three performance standby letters of credit outstanding totaling approximately $241 thousand. Two performance letters of credit are secured by developed property while one letter of credit is secured by loans in process and personal guarantees. The letters of credit will mature within nine months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

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

During the quarter ended September 30, 2011, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

(a) The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b) Not applicable.

ITEM 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

(a) Not applicable.

(b) Not applicable.

ITEM 6. Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

Number	Description	Page

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer	E-1

31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting Officer	E-2

32.1	Section 1350 Certification of the Chief Executive Officer	E-3

32.2	Section 1350 Certification of the Chief Accounting Officer	E-4

99	Report of Independent Registered Public Accounting Firm	E-5

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document*

*	These interactive files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

November 7, 2011	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

November 7, 2011	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)