Form 10-Q
period 2011-12-31
WVS FINANCIAL CORP
filed 2012-02-10
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Shares outstanding as of February 10, 2012: 2,057,930 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	December 31, 2011	June 30, 2011
Assets
Cash and due from banks	$2,043	$662
Interest-earning demand deposits	192	1,298

Total cash and cash equivalents	2,235	1,960
Certificates of deposit	2,585	3,668
Investment securities available-for-sale (amortized cost of $35,154 and $1,067)	34,963	1,064
Investment securities held-to-maturity (fair value of $87,372 and $90,974)	85,219	88,374
Mortgage-backed securities held-to-maturity (fair value of $70,201 and $71,169)	69,753	70,568
Net loans receivable (allowance for loan losses of $451 and $630)	45,946	49,952
Accrued interest receivable	1,476	1,189
Federal Home Loan Bank stock, at cost	8,415	9,324
Real estate owned	417	235
Premises and equipment, net	564	588
Prepaid FDIC insurance premium	340	456
Deferred tax assets (net)	1,209	1,298
Other assets	385	212

TOTAL ASSETS	$253,507	$228,888

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$16,632	$13,324
NOW accounts	19,893	19,818
Savings accounts	38,401	37,922
Money market accounts	22,819	23,824
Certificates of deposit	42,554	48,226
Advance payments by borrowers for taxes and insurance	453	652

Total deposits	140,752	143,766
Federal Home Loan Bank advances: long-term	17,500	22,500
Federal Home Loan Bank advances: short-term	64,752	32,059
Accrued interest payable	277	322
Other liabilities	828	1,363

TOTAL LIABILITIES	224,109	200,010

Stockholders’ equity:
Preferred stock:	—	—
5,000,000 shares, no par value per share, authorized; none Issued
Common stock:	38	38
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued
Additional paid-in capital	21,448	21,437
Treasury stock: 1,747,706 and 1,747,706 shares at cost, respectively	(26,690)	(26,690)
Retained earnings, substantially restricted	36,369	35,920
Accumulated other comprehensive loss	(1,767)	(1,827)

TOTAL STOCKHOLDERS’ EQUITY	29,398	28,878

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$253,507	$228,888

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME:
Loans	$713	$837	$1,573	$1,718
Investment securities – taxable	647	1,045	1,371	2,268
Investment securities – non-taxable	39	51	81	104
Mortgage-backed securities	235	324	466	749
Certificates of deposit	9	34	19	72
Interest-earning demand deposits	—	1	1	2

Total interest and dividend income	1,643	2,292	3,511	4,913

INTEREST EXPENSE:
Deposits	139	252	291	538
Federal Home Loan Bank advances – long-term	211	815	455	2,266
Federal Home Loan Bank advances – short-term	19	1	30	1
Other short-term borrowings	—	8	—	14

Total interest expense	369	1,076	776	2,819

NET INTEREST INCOME	1,274	1,216	2,735	2,094
PROVISION FOR (RECOVERY OF) LOAN LOSSES	(20)	7	(39)	16

NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	1,294	1,209	2,774	2,078

NON-INTEREST INCOME:
Service charges on deposits	53	65	113	122

Other than temporary impairment (“OTTI”) losses	(106)	—	(303)	—
Portion of loss recognized in other comprehensive income (before taxes)	—	—	172	—

Net impairment loss recognized in earnings	(106)	—	(131)	—

Other	71	89	136	157

Total non-interest income	18	154	118	279

NON-INTEREST EXPENSE:
Salaries and employee benefits	486	474	965	944
Occupancy and equipment	75	79	153	162
Data processing	65	63	120	125
Correspondent bank service charges	16	22	37	43
Deposit insurance premium	64	116	121	207
Other	176	286	463	464

Total non-interest expense	882	1,040	1,859	1,945

INCOME BEFORE INCOME TAXES	430	323	1,033	412
INCOME TAX EXPENSE	226	108	419	139

NET INCOME	$204	$215	$614	$273

EARNINGS PER SHARE:
Basic	$0.10	$0.10	$0.30	$0.13
Diluted	$0.10	$0.10	$0.30	$0.13

AVERAGE SHARES OUTSTANDING:
Basic	2,057,930	2,057,930	2,057,930	2,057,930
Diluted	2,057,930	2,057,930	2,057,930	2,057,930

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income(Loss)	Total
Balance at June 30, 2011	$38	$21,437	$(26,690)	$35,920	$(1,827)	$28,878

Comprehensive income:

Net Income				614		614
Other comprehensive income:
Accretion of other-than-temporary impairment on securities held to maturity, net of income tax effect of $ 117					228	228
Other-than-temporary impairment on securities held to maturity, net of income tax effect of $ 58					(114)	(114)
Reclassification adjustment of Other-than-temporary impairment losses on securities held to maturity, net of income tax effect of $ 36					70	70
Change in unrealized holding gains on securities available for sale, net of income tax effect of $ 64					(124)	(124)

Comprehensive income						674

Expense of stock options awarded		11				11

Cash dividends declared ($0.08 per share)				(165)		(165)

Balance at December 31, 2011	$38	$21,448	$(26,690)	$36,369	$(1,767)	$29,398

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	December 31,
	2011	2010
OPERATING ACTIVITIES

Net income	$614	$273
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (recovery of) loan losses	(39)	16
Net impairment loss recognized in earnings	131	—
Depreciation	42	55
Accretion of discounts, premiums and deferred loan fees	344	940
Decrease (increase) in deferred income taxes	89	(111)
(Decrease) increase in prepaid/accrued income taxes	(26)	147
(Increase) decrease in accrued interest receivable	(287)	436
Decrease in accrued interest payable	(45)	(270)
Increase (decrease) in deferred director compensation payable	(16)	1
Decrease of prepaid federal deposit insurance premium	116	197
Decrease in transaction account clearing balance payable to Federal Reserve	(733)	(665)
Other, net	47	314

Net cash provided by operating activities	237	1,333

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	(34,402)	(9,347)
Proceeds from repayments of investments	—	9,240
Proceeds from repayments of mortgage-backed securities	—	22
Held-to-maturity:
Purchases of investment securities	(49,450)	(23,856)
Purchases of mortgage-backed securities	(21,530)	—
Proceeds from repayments of investments	52,570	58,916
Proceeds from repayments of mortgage-backed securities	22,506	41,296
Purchases of certificates of deposit	(698)	(2,732)
Maturities/redemptions of certificates of deposit	1,779	4,327
Decrease in net loans receivable	3,858	1,491
Redemption of FHLB stock	909	543
Acquisition of premises and equipment	(18)	(7)

Net cash (used for) provided by investing activities	(24,476)	79,893

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	December 31,
	2011	2010
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$2,857	$56
Net decrease in certificates of deposit	(5,424)	(7,825)
Net decrease in advance payments by borrowers for taxes and insurance	(199)	(267)
Net decrease in brokered CDs	(248)	(3,588)
Net decrease in CDARS one-way buy CDs	—	(10,743)
Repayments of Federal Home Loan Bank long-term advances	(5,000)	(60,000)
Net increase in FHLB short-term advances	32,693	—
Net increase in other short-term borrowings	—	1,440
Cash dividends paid	(165)	(411)

Net cash provided by (used for) financial activities	24,514	(81,338)

Increase (decrease) in cash and cash equivalents	275	(112)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	1,960	2,198

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,235	$2,086

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$821	$3,089
Income taxes	$387	$—

Non-cash items:
Due to Federal Reserve Bank	$—	$465
Educational Improvement Tax Credit	$95	$—
Mortgage Loans Transferred to Real Estate Owned	$182	$—

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In April 2011, the FASB issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This ASU is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Weighted average common shares outstanding	3,805,636	3,805,636	3,805,636	3,805,636

Average treasury stock shares	(1,747,706)	(1,747,706)	(1,747,706)	(1,747,706)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,057,930	2,057,930	2,057,930	2,057,930

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,057,930	2,057,930	2,057,930	2,057,930

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At December 31, 2011, there were 124,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and six month periods. At December 31, 2010 there were 124,824 options outstanding with an exercise price ranging from $15.77 to $16.20 which were anti-dilutive for the three and six month periods.

4.	STOCK BASED COMPENSATION DISCLOSURE

The Company’s 2008 Stock Incentive Plan (the “Plan”), which was approved by shareholders in October 2008, permits the grant of stock options or restricted shares to its directors and employees for up to 152,000 shares (up to 38,000 restricted shares may be issued). Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest over five years of continuous service and have ten-year contractual terms.

During the six month periods ended December 31, 2011 and 2010, the Company recorded $11 thousand and $11 thousand, respectively, in compensation expense related to our share-based compensation awards. As of December 31, 2011, there was approximately $39 thousand of unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009. That cost is expected to be recognized over the next two years.

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

The Company had 57,374 non-vested stock options outstanding at December 31, 2011, and 79,035 unvested stock options outstanding at December 31, 2010. There were no stock options exercised or issued during the six months ended December 31, 2011 and 2010.

5.	COMPREHENSIVE INCOME

Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities and the net non-credit component of Other Than Temporary Impairments (“OTTI”) on the Company’s held-to-maturity private-label CMO portfolio. Total comprehensive income is summarized as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Net Income	$204	$215	$614	$273
Other comprehensive income:
Unrealized (losses) gains on available-for-sale securities without OTTI	(60)	(2)	(188)	4
Accretion of OTTI on securities held to maturity	239	346	345	346
Unrealized losses on held-to-maturity securities with OTTI	(106)	—	(303)	—
Reclassification adjustment for loss included in net income	106	—	237	—

Other comprehensive income before tax	179	344	91	350
Income tax effect related to other comprehensive income	10	118	31	119

Other comprehensive income, net of tax	189	226	60	231

Comprehensive income	$393	$441	$674	$504

6.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

	000000	000000	000000	000000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2011
AVAILABLE FOR SALE
Corporate debt securities	$34,566	$13	$(202)	$34,377
Foreign debt securities (1)	588	—	(2)	586

Total	$35,154	$13	$(204)	$34,963

HELD TO MATURITY
U.S. government agency securities	$46,259	$75	$(7)	$46,327
Corporate debt securities	35,964	1,955	(2)	37,917
Foreign debt securities (1)	2,003	129	—	2,132
Obligations of states and political subdivisions	993	3	—	996

Total	$85,219	$2,162	$(9)	$87,372

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
AVAILABLE FOR SALE
Corporate debt securities	$1,067	$—	$(3)	$1,064

HELD TO MATURITY
U.S. government agency securities	$40,068	$53	$(7)	$40,114
Corporate debt securities	41,227	2,330	—	43,557
Foreign debt securities (1)	3,514	163	—	3,677
Obligations of states and political
Subdivisions	3,565	61	—	3,626

Total	$88,374	$2,607	$(7)	$90,974

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

There were no recorded realized investment securities gains during the six months ended December 31, 2011 and December 31, 2010.

The amortized cost and fair values of debt securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through two years	Due after two through three years	Due after three through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$5,120	22,611	$7,423	$—	$—	$—	$35,154
Fair value	5,118	22,454	7,391	—	—	—	34,963

HELD TO MATURITY
Amortized cost	$12,940	17,847	$2,288	$1,519	$4,366	$46,259	$85,219
Fair value	13,050	18,712	2,441	1,753	5,089	46,327	87,372

Investment securities with amortized costs of $4.9 million and $3.9 million and fair values of $4.9 million and $3.9 million at December 31, 2011 and June 30, 2011, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.

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

At December 31, 2011, the Company’s Agency CMO’s totaled $52.7 million as compared to $47.8 million at June 30, 2011. The Company’s private-label CMO’s totaled $17.1 million at December 31, 2011 as compared to $22.8 million at June 30, 2011. The $815 thousand decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency CMO portfolio totaling $16.6 million, and $5.9 million in repayments on our private-label CMO portfolio, which were partially offset by $21.5 million in purchases of floating-rate Agency CMO’s. During the six months ended December 31, 2011, the Company received principal payments totaling $5.9 million on its private-label CMO’s. At December 31, 2011, $69.8 million or 100.0% (book value) of the Company’s MBS portfolio, including CMO’s, were comprised of adjustable or floating rate investments, as compared to $70.6 million or 100.0% at June 30, 2011. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of December 31, 2011. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

		At December 31, 2011
		Rating			Book Value	Fair Value	Life to Date Impairment recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
05949AN63	BOAMS 2005-1 1A7	N/A	Ba1	AAA	$254	$251	$—
36242DE25	GSR 2005-3F 1A11	N/A	Ba2	BBB	331	329	—
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	A	380	363	—
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	A	484	462	—
225458JZ2	CSFB 05-3 3A4	BBB	N/A	A	1,962	1,892	—
225458KE7	CSFB 2005-3 3A9	BBB	N/A	A	174	166	—
225458KE7	CSFB 2005-3 3A9	BBB	N/A	A	527	503	—
12669G3A7	CWHL 2005 16 A8	N/A	B2	CC	503	482	—
12669G3A7	CWHL 2005 16 A8	N/A	B2	CC	915	876	—
12669G3A7	CWHL 2005 16 A8	N/A	B2	CC	1,253	1,199	—
12669G3A7	CWHL 2005 16 A8	N/A	B2	CC	1,373	1,314	—
126694CP1	CWHL SER 21 A11	N/A	Caa1	CC	4,322	4,662	201
126694KF4	CWHL SER 24 A15	CC	N/A	CC	769	917	33
126694KF4	CWHL SER 24 A15	CC	N/A	CC	1,538	1,834	66
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	644	631	—
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	902	883	—
126694MP0	CWHL SER 26 1A5	CC	N/A	CC	728	708	24

					$17,059	$17,472	$324

The Company retains an independent third party to assist it in the determination of a fair value for each of its private-label CMO’s. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMO’s and there can be no assurance that any secondary market for private-label CMO’s will develop. The private-label CMO portfolio had three private-label CMO’s with OTTI at December 31, 2011. During the three and six months ending December 31, 2011, the Company reversed $239 thousand and $345 thousand, respectively, of non-credit unrealized holding losses on three of its private-label CMO’s with OTTI due to principal repayments. During the quarter ended December 31, 2011, the Company recognized an additional $197 thousand impairment, of which $66 thousand was identified in other comprehensive income and $131 thousand was recognized in earnings.

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
	(Dollars in Thousands)
December 31, 2011
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$52,694	$66	$(31)	$52,729
Private-label	17,059	784	(371)	17,472

Total	$69,753	$850	$(402)	$70,201

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2011
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$47,777	$283	$(12)	$48,048
Private-label	22,791	1,146	(816)	23,121

Total	$70,568	$1,429	$(828)	$71,169

The amortized cost and fair value of mortgage-backed securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$—	$—	$—	$69,753	$69,753
Fair value	$—	$—	$—	$70,201	$70,201

At December 31, 2011 and June 30, 2011, mortgage-backed securities with an amortized cost of $50.5 million and $26.4 million and fair values of $50.5 million and $26.7 million, were pledged to secure borrowings with the Federal Home Loan Bank and public deposits.

8.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2011 and June 30, 2011.

	December 31, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)

U.S. government agencies securities	$10,015	$(5)	$370	$(2)	$10,385	$(7)
Corporate debt securities	30,475	(204)	—	—	30,475	(204)
Foreign debt securities (1)	586	(2)	—	—	586	(2)
Collateralized mortgage obligations:
Agency	23,941	(18)	7,776	(13)	31,717	(31)
Private-label	658	(20)	8,199	(351)	8,857	(371)

Total	$65,675	$(249)	$16,345	$(366)	$82,020	$(615)

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	June 30, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agencies securities	$4,990	$(5)	$382	$(2)	$5,372	$(7)
Corporate debt securities	1,064	(3)	—	—	1,064	(3)
Collateralized mortgage obligations:
Agency	—	—	10,234	(12)	10,234	(12)
Private-label	—	—	14,321	(816)	14,321	(816)

Total	$6,054	$(8)	$24,937	$(830)	$30,991	$(838)

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

The following table presents a roll-forward of the credit loss component of the amortized cost of mortgage-backed securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. The beginning balance represents the credit loss component for mortgage-backed securities for which OTTI occurred prior to adoption of the guidance of ASC Topic 320-10-69. OTTI recognized in earnings for credit impaired mortgage-back securities is presented as additions in two components based upon whether the current period is the first time the mortgage-backed security was credit-impaired (initial credit impairment) or is not the first time the mortgage-backed security was credit impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes that the Company will be required to sell previously credit-impaired mortgage-backed securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what the Company expected to receive over the remaining life of the credit impaired mortgage-backed securities, the security matures or is fully written down. Changes in the credit loss component of credit impaired mortgage-backed securities were as follows for the three and six month periods ended December 31, 2011 and 2010:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)

Beginning balance	$218	$194	$194	$194
Initial credit impairment	—	—	24	—
Subsequent credit impairment	106	—	106	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—	—	—
Reductions for securities sold	—	—	—	—
Reduction for increase in cash flows expected to be collected	—	—	—	—

Ending Balance	$324	$194	$324	$194

During the quarter ended December 31, 2011, the Company identified an OTTI on a previously identified private-label CMO, classified as held to maturity, totaling $106 thousand, of which $106 thousand was recognized in earnings.

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

The Company reviewed the independent third party’s assumptions used in the December 31, 2011 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that three private-label CMO’s in the portfolio had an OTTI at December 31, 2011. During the three and six months ending December 31, 2011, the Company reversed $239 thousand and $345 thousand of non-credit unrealized holding losses on three private-label CMO’s with OTTI due to principal repayments.

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

The Company has investments in 32 positions that are impaired at December 31, 2011, including 8 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that three private-label CMO’s remain other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of December 31, 2011 and June 30, 2011 (in thousands).

	December 31, 2011			June 30, 2011
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

First mortgage loans:
1 – 4 family dwellings	$13,270	$—	$13,270	$14,984	$—	$14,984
Construction	9,585	701	8,884	11,569	1,024	10,545
Land acquisition & development	3,470	—	3,470	2,947	—	2,947
Multi-family dwellings	5,227	—	5,227	5,365	—	5,365
Commercial	7,690	—	7,690	7,732	—	7,732

Consumer Loans
Home equity	1,722	—	1,722	1,893	—	1,893
Home equity lines of credit	2,121	—	2,121	2,601	—	2,601
Other	356	—	356	322	—	322

Commercial Loans	2,990	—	2,990	3,210	—	3,210

	$46,431	$701	$45,730	$50,623	$1,024	$49,599

Less: Deferred loan fees	(34)			(41)
Allowance for loan losses	(451)			(630)

Total	$45,946			$49,952

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

The following table is a summary of the loans considered to be impaired as of December 31, 2011 and December 31, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Impaired loans with an allocated allowance	$—	$—	$—	$—
Impaired loans without an allocated allowance	701		701

Total impaired loans	$701	$—	$701	$—

Allocated allowance on impaired loans	$—	$—	$—	$—
Average impaired loans	701	—	1,020	—
Income recognized on impaired loans	—	—	—	—

Total nonaccrual loans and the related interest income recognized for the three and six months ended December 31, 2011 and December 31, 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Principal outstanding	$1,097	$2,402	$1,097	$2,402

Interest income that would have been recognized	19	57	56	81
Interest income recognized	1	17	104	18

Interest income foregone	$18	$40	$45	$63

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at December 31, 2011, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2011 and June 30, 2011 (in thousands):

	At December 31, 2011
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
First mortgage loans:
1 – 4 family dwellings	$12,906	$—	$—	$—	$364	$364	$13,270
Construction	8,884	—	—	—	701	701	9,585
Land acquisition & development	3,148	—	290	—	32	322	3,470
Multi-family dwellings	5,227	—	—	—	—	—	5,227
Commercial	7,690	—	—	—	—	—	7,690

Consumer Loans
Home equity	3,843	—	—	—	—	—	3,843
Other	356	—	—	—	—	—	356

Commercial Loans	2,987	3	—	—	—	3	2,990

	$45,041	$3	$290	$—	$1,097	$1,390	46,431

Less: Deferred loan fees							(34)
Allowance for loan loss							(451)

Total							$45,946

	At June 30, 2011
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
First mortgage loans:
1 – 4 family dwellings	$14,200	$—	$—	$—	$784	$784	$14,984
Construction	10,545	—	—	—	1,024	1,024	11,569
Land acquisition & development	2,947	—	—	—	—	—	2,947
Multi-family dwellings	5,365	—	—	—	—	—	5,365
Commercial	7,732	—	—	—	—	—	7,732

Consumer Loans
Home equity	4,136	—	—	—	358	358	4,494
Other	321	1	—	—	—	1	322
Commercial Loans	3,206	4	—	—	—	4	3,210

	$48,452	$5	$—	$—	$2,166	$2,171	50,623

Less: Deferred loan fees							(41)
Allowance for loan loss							(630)

Total							$49,952

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended December 31, 2011. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table presents the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at December 31, 2011 and June 30, 2011 (in thousands).

	0000000	0000000	0000000	0000000	0000000
	December 31, 2011
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial

Pass	$8,884	$3,438	$5,227	$7,690	$2,990
Special Mention	—	—	—	—	—
Substandard	701	32	—	—	—
Doubtful	—	—	—	—	—

Ending Balance	$9,585	$3,470	$5,227	$7,690	$2,990

	0000000	0000000	0000000	0000000	0000000
	June 30, 2011
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial

Pass	$10,545	$2,947	$5,365	$7,732	$3,210
Special Mention	—	—	—	—	—
Substandard	1,024	—	—	—	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Ending Balance	$11,569	$2,947	$5,365	$7,732	$3,210

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended December 31, 2011 and June 30, 2011 (in thousands).

	December 31, 2011
	1 – 4 Family	Consumer

Performing	$12,867	$4,049
Non-performing	403	150

Total	$13,270	$4,199

	June 30, 2011
	1 – 4 Family	Consumer

Performing	$13,690	$4,239
Non-performing	1,294	577

Total	$14,984	$4,816

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

The Company had no unallocated loss allowance balance at December 31, 2011.

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

The following table summarizes the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2011 and June 30, 2011. Activity in the allowance is presented for the six months ended December 31, 2011 and December 31, 2010 (in thousands).

	Six months ended December 31, 2011
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
ALLL balance at June 30, 2011	$87	$243	$55	$27	$79	$85	$54	$630
Charge-offs	—	(140)	—	—	—	—	—	(140)
Recoveries	—	—	—	—	—	—	—	—
Provisions	(14)	44	(41)	(1)	(2)	(22)	(3)	(39)

ALLL balance at December 31, 2011	$73	$147	$14	$26	$77	$63	$51	$451

Individually evaluated for impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	73	147	14	26	77	63	51	451

	$73	$147	$14	$26	$77	$63	$51	$451

	Six Months Ended December 31, 2010
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
ALLL balance at June 30, 2010	$147	$47	$213	$28	$66	$77	$67	$645
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	11	143	(158)	—	16	5	(1)	16

ALLL balance at December 31, 2010	$158	$190	$55	$28	$82	$82	$66	$661

Individually evaluated for impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	158	190	55	28	82	82	66	661

	$158	$190	$55	$28	$82	$82	$66	$661

During the six months ended December 31, 2011, the Company reduced its ALLL by $179 thousand. A $140 thousand charge-off was recorded on one single-family construction loan which was taken into real estate owned (“REO”). The charge-off amount was calculated using an independent internal and external appraisal of the property, adjusted for costs to complete and costs to sell the property.

During the six months ended December 31, 2011, the Company also reduced the ALLL on the remaining loan portfolio by $39 thousand. The decrease was primarily attributable to a $22 thousand decrease in the ALLL related to consumer loans due to the payoff in full of two non-accrual home equity lines of credit, a $41 thousand decrease in the ALLL related to land acquisition and development loans due to reduced balances associated with payoffs in this segment of the loan portfolio, a $14 thousand decrease in the ALLL related to single-family residential mortgage loans due to the paydown on one previously classified non-accrual loan and a $3 thousand decrease in the ALLL related to commercial loans, which was partially offset by a $44 thousand increase in the ALLL related to construction loans due to the larger than anticipated charge-off on the single-family construction taken into REO.

At December 31, 2011, the Company had one collateral dependent non-accrual construction loan totaling $701 thousand that was considered to be impaired.

The property underlying the impaired construction loan is almost entirely complete and currently being marketed for sale. The loan was originated as a construction loan to build a spec home with a well known and respected builder within our market. At December 31, 2011, the loan was twelve months past due for interest. The borrower communicates regularly with management of the Company. Management has interviewed several real estate agencies as part of this process and they all have indicated that sales of similar properties in this market support the asking price and that the property is in an affluent market that tends to take somewhat longer to sell. The loan’s appraised value is $950 thousand, the current listing price is $899 thousand, and our book value is $701 thousand. The loan is considered impaired primarily due to its delinquency status. Management weighed several factors in considering whether a discount to the appraised valuation was appropriate. In its analysis, management considered several qualitative factors including the length of time that the property has been on the market, the recent change in real estate agents and the associated $26 thousand reduction in the listing price, and the limited number of buyers for homes in this price range. Based upon the significant difference between the loan’s $701 thousand book value and the home’s current listing price of $899 thousand, management has concluded that no specific allocation of the ALLL is needed as of December 31, 2011. The Company will continue to monitor marketing efforts with the builder and his real estate agent.

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

The following tables present the assets reported on a recurring basis on the consolidated balance sheet at their fair value as of December 31, 2011 and June 30, 2011, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	0000000	0000000	0000000	0000000
	December 31, 2011
	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment securities – available for sale:
Corporate securities	$—	$34,377	$—	$34,377
Foreign debt securities (1)	—	586	—	586

	$—	$34,963	$—	$34,963

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	0000000	0000000	0000000	0000000
	June 30, 2011
	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment securities – available for sale:
Corporate securities	$—	$1,064	$—	$1,064

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair value as of December 31, 2011 and June 30, 2011, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2011
	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired loans	$—	$—	$701	$701
Real estate owned	—	—	417	417

Total	$—	$—	$1,118	$1,118

	June 30, 2011
	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired loans	$—	$—	$957	$957
Real estate owned	—	—	235	235

Total	$—	$—	$1,192	$1,192

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

The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation model for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The following table represents the changes in the Level III fair-value category for the six month period ended December 31, 2011.

	Private-label Mortgage-backed securities Held-to-maturity	Impaired Loans	Real Estate Owned	Total
Beginning balance – July 1, 2011	$—	$957	$235	$1,192
Total net realized/unrealized gains (losses)
Included in earnings
Net realized losses on securities held-to-maturity	(131)	—	—	(131)
Included in other comprehensive income
Net unrealized gains on securities held-to-maturity	(66)	—	—	(66)
Transfers into Level III	997	—	182	1,179
Transfers out of Level III	(728)	(256)	—	(984)
Other – principal paydowns received	(72)	—	—	(72)

Ending balance – December 31, 2011	$—	$701	$417	$1,118

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	December 31, 2011		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$2,235	$2,235	$1,960	$1,960
Certificates of deposit	2,585	2,585	3,668	3,668
Investment securities – available for sale	34,963	34,963	1,064	1,064
Investment securities – held to maturity	85,219	87,372	88,374	90,974
Mortgage-backed securities – held to maturity
Agency	52,694	52,729	47,777	48,048
Private-label	17,059	17,472	22,791	23,121
Net loans receivable	45,946	50,831	49,952	53,441
Accrued interest receivable	1,476	1,476	1,189	1,189
FHLB stock	8,415	8,415	9,324	9,324

FINANCIAL LIABILITIES
Deposits	$140,752	$141,085	$143,766	$143,928
FHLB long-term advances	17,500	19,211	22,500	23,762
FHLB short-term advances	64,752	64,752	32,059	32,059
Accrued interest payable	277	277	322	322

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2011.

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

FINANCIAL CONDITION

The Company’s assets totaled $253.5 million at December 31, 2011, as compared to $228.9 million at June 30, 2011. The $24.6 million or 10.8% increase in total assets was primarily comprised of a $33.9 million increase in investment securities – available for sale, which was partially offset by a $4.0 million or 8.0% decrease in net loans receivable, a $3.2 million or 3.6% decrease in investment securities – held to maturity, and a $815 thousand or 1.2% decrease in mortgage-backed securities (MBS) – held to maturity. The increase in investment securities – available for sale was primarily due to purchases of fixed-rate investment grade corporate bonds totaling $29.4 million, and floating-rate investment grade corporate bonds totaling $4.4 million to bolster overall liquidity. The decrease in investment securities held-to-maturity was primarily due to $42.5 million of issuer redemptions prior to maturity (i.e. calls) of U.S. Government agency bonds, $5.6 million of maturities/calls of investment grade corporate bonds, $2.6 million of maturities/calls of tax-free municipal bonds, $1.5 million of maturities/calls of investment grade foreign bonds, and $355 thousand of maturities/calls of investment grade utility first mortgage bonds, which were partially offset by purchases of $48.4 million of U.S. Government agency multiple step-up bonds (i.e. bonds whose coupon will increase two or more times) and $1.1 million of investment-grade utility first mortgage bonds. The decrease in mortgage-backed securities held-to-maturity was primarily due to repayments on the Company’s floating rate U.S. Government agency CMO portfolio totaling $16.6 million and $5.9 million of repayments on the Company’s floating rate private-label CMO portfolio, which were partially offset by $21.5 million in purchases of floating-rate U.S. Government agency CMO’s. The decrease in certificates of deposit was primarily due to $1.8 million in maturities of certificates of deposit which were partially offset by purchases of FDIC insured bank certificates of deposit. See “Asset and Liability Management”.

The Company’s total liabilities increased $24.1 million or 12.0% to $224.1 million as of December 31, 2011 from $200.0 million as of June 30, 2011. The $24.1 million increase in total liabilities was primarily comprised of a $32.7 million or 102.0% increase in short-term FHLB advances, which were partially offset by a $5.0 million or 22.2% decrease in legacy high-cost long-term FHLB advances, and a $3.0 million or 2.1% decrease in total savings deposits. The increase in FHLB short-term advances was primarily a result of funding needs for the purchase of investments securities available for sale. The decrease in certificates of deposit was due primarily to the maturity of a $4.0 million cash management CD related to a local government unit. Management believes that the change in demand deposits was primarily attributable to seasonal payments of local, county and school real estate taxes. See also “Asset and Liability Management”.

Total stockholders’ equity increased $520 thousand or 1.8% to $29.4 million as of December 31, 2011, from approximately $28.9 million as of June 30, 2011. The increase was primarily attributable to Company net income of $614 thousand and other comprehensive income totaling $60 thousand, which were partially offset by cash dividends totaling $165 thousand. The other comprehensive income was primarily attributable to a $228 thousand reversal of unrealized holding losses on three private-label CMO’s with previously identified OTTI, and a $70 thousand OTTI reclassified and recognized in earnings, which were partially offset by $114 thousand OTTI other impairment on one private-label CMO and $124 thousand unrealized loss on available for sale securities.

RESULTS OF OPERATIONS

General. WVS reported net income of $204 thousand or $0.10 earnings per share (basic and diluted) and $614 thousand or $0.30 earnings per share (basic and diluted) for the three and six months ended December 31, 2011, respectively. Net income decreased by $11 thousand or 5.1% and earnings per share (basic and diluted) remained the same at $0.10 for the three months ended December 31, 2011, when compared to the same period in 2010. The decrease in net income was primarily attributable to a $136 thousand decrease in non-interest income, and a $118 thousand increase in income tax expense, which were partially offset by a $158 thousand decrease in non-interest expense, a $58 thousand increase in net interest income, and a $27 thousand change in the provision for loan losses. For the six months ended December 31, 2011, net income increased $341 thousand or 124.9% and earnings per share (basic and diluted) increased $0.17 or 130.8% when compared to the same period in 2010. The increase in net income was primarily attributable to a $641 thousand increase in net interest income, an $86 thousand decrease in non-interest expense, and a $55 thousand change in the provision for loan losses, which were partially offset by a $280 thousand increase in income tax expense, and a $161 thousand decrease in non-interest income.

Net Interest Income. The Company’s net interest income increased by $58 thousand or 4.8% for the three months ended December 31, 2011, when compared to the same period in 2010. The increase in net interest income is attributable to a $707 thousand decrease in interest expense, which more than offset a $649 thousand decrease in interest income. The decrease in interest expense was primarily attributable to the payoff of legacy high-cost FHLB long-term advances and lower average balances of wholesale deposits during the quarter ended December 31, 2011, when compared to the same period in 2010. The decrease in interest income was primarily due to lower average balances of, and lower realized yields on the Company’s investment and mortgage-backed securities portfolios for the quarter ended December 31, 2011 when compared to the same period in 2010. For the six months ended December 31, 2011, net interest income increased $641 thousand or 30.6% when compared to the same period in 2010. The increase in net interest income is attributable to a $2.0 million decrease in interest expense, which was partially offset by a $1.4 million decrease in interest income. The decrease in interest expense was primarily due to the payoff of fixed rate legacy FHLB long-term advances, and whole-sale time deposits during the six months ended December 31, 2011, when compared to the same period in 2010. The decrease in interest income was primarily attributable to lower average balances of interest earning financial assets during the six months ended December 31, 2011, when compared to the same period in 2010.

Interest Income. Interest on investment securities decreased $410 thousand or 37.4% and $920 thousand or 38.8% for the three and six months ended December 31, 2011, respectively, when compared to the same periods in 2010. The decrease for the three months ended December 31, 2011 was primarily attributable to a $25.0 million decrease in the average balance of investment securities and a 77 basis point decrease in the weighted average yield on investment securities outstanding, when compared to the same period in 2010. The decrease for the six months ended December 31, 2011 was primarily attributable to a $45.8 million decrease in the average balance of investment securities and a 25 basis point decrease in the weighted average yield on investment securities outstanding, when compared to the same period in 2010.

Interest on mortgage-backed securities decreased $89 thousand or 27.5% and $283 thousand or 37.8% for the three and six months ended December 31, 2011, respectively, when compared to the same periods in 2010. The decrease for the three months ended December 31, 2011 was primarily attributable to a $17.5 million decrease in the average balance of private label mortgage-backed securities outstanding, a $1.7 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding, and a 22 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities, which was partially offset by a 4 basis point increase in the weighted average yield earned on private label mortgage-backed securities for the three months ended December 31, 2011, when compared to the same period in 2010. The decrease for the six months ended December 31, 2011, was primarily attributable to a $19.2 million decrease in the average balance of private label mortgage-backed securities outstanding, a $10.5 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding, a 25 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities and a 5 basis point decrease in the weighted average yield earned on private label mortgage-backed securities outstanding for the six months ended December 31, 2011, when compared to the same period in 2010. The decrease in the average balances of mortgage-backed securities during the three and six months ended December 31, 2011 was attributable to principal paydowns of mortgage-backed securities during the periods. The decrease in yield is attributable to slightly lower LIBOR interest rates in the six months ended December 31, 2011 when compared to the same period in 2010.

Interest on net loans receivable decreased $124 thousand or 14.8% and $145 thousand or 8.4% for the three and six months ended December 31, 2011, respectively, when compared to the same periods in 2010. The decrease for the three months ended December 31, 2011 was primarily attributable to a $9.0 million decrease in the average balance of net loans receivable outstanding, which was partially offset by an increase of 8 basis points in the weighted average yield earned on net loans receivable for the three months ended December 31, 2011, when compared to the same period in 2010. The decrease for the six months ended December 31, 2011, was primarily attributable to an $8.2 million decrease in the average balance of net loans receivable outstanding, when compared to the same period in 2010, which was partially offset by an increase of 43 basis points in the weighted average yield earned on net loans receivable for the six months ended December 31, 2011, when compared to the same period in 2010. The increase in yield for the six months ended December 31, 2011 was favorably impacted by $104 thousand of interest income collected on nonaccrual loans. The decrease in the average loan balance of net loans receivable outstanding for the three and six months ended December 31, 2011 was attributable in part to increased levels of loan payoffs on single-family first mortgage loan and construction loan products. The Company has limited its origination of longer-term fixed rate loans for its portfolio to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

Interest on FDIC insured bank certificates of deposit decreased $25 thousand or 73.5% and $53 thousand or 73.6% for the three and six months ended December 31, 2011, respectively, when compared to the same periods in 2010. The decrease for the three months ended December 31, 2011 was primarily attributable to a $4.5 million decrease in the average portfolio balance of certificates of deposit and a 63 basis point decrease in the weighted average yield earned when compared to the same period in 2010. The decrease for the six months ended December 31, 2011 was primarily attributable to a $4.5 million decrease in the weighted average portfolio balance certificates of deposit and a 69 basis point decrease in the weighted average yield earned when compared to the same periods in 2010. The certificates have remaining maturities ranging from two to thirty-three months. Due to decreases in yields in this investment sector, the Company has decided to limit reinvestments in certificates of deposit and to redeploy maturities and early issuer redemptions to other investment portfolio segments.

No dividends were received on FHLB stock for the three and six months ended December 31, 2011 and December 31, 2010. This was attributable to the Federal Home Loan Bank of Pittsburgh’s suspension of dividends on its common stock. In December 2008, the FHLB of Pittsburgh announced that it was suspending payments of dividends and redemptions of excess capital stock from members. The FHLB’s stated purpose of these actions is to build retained earnings to ensure adequate regulatory capital. Beginning in the December 2010 quarter, the FHLB began redeeming excess capital stock from members. Redemptions of $443 thousand and $909 thousand were recorded for the three and six months ended December 31, 2011.

Interest Expense. Interest paid on FHLB advances decreased $586 thousand or 71.8% and $1.8 million or 78.6% for the three and six months ended December 31, 2011, respectively, when compared to the same periods in 2010. The decrease for the three months ended December 31, 2011 was primarily attributable to a $45.5 million decrease in the average balance of fixed rate legacy FHLB long-term advances and a 35 basis point decrease in the weighted average yield paid on fixed rate legacy FHLB long-term advances when compared to the same period in 2010, which was partially offset by a $42.1 million increase in the average balance of short-term FHLB advances, when compared to the same period in 2010. The decrease for the six months ended December 31, 2011 was primarily attributable to a $66.3 million decrease in the average balance of fixed rate legacy FHLB long-term advances and a 48 basis point decrease in the weighted average yield paid on fixed rate legacy FHLB long-term advances when compared to the same period in 2010, which was partially offset by a $32.8 million increase in the average balance of short-term FHLB advances when compared to the same period in 2010. The decreases in the average balances of fixed-rate legacy long-term FHLB advances during the three and six months ended December 31, 2011 were due to repayments at maturity, when compared to the same period in 2010. Sources of funds for the repayments were primarily cash flows from the Company’s investment portfolio.

Interest expense on deposits and escrows decreased $113 thousand or 44.8% and $247 thousand or 45.9% for the three and six months ended December 31, 2011, respectively, when compared to the same period in 2010. The decrease in interest expense on deposits for the three months ended December 31, 2011 was primarily attributable to a $51.9 million decrease in the average balance of whole-sale time deposits, which was partially offset by a 15 basis point increase on the weighted average rate paid on time deposits, when compared to the same period in 2010. The decrease for the six months ended December 31, 2011 was primarily attributable to a $52.9 million decrease in the average balance of whole-sale time deposits, which was partially offset by a 13 basis point increase in the weighted average rate paid on time deposits, when compared to the same period in 2010. The change in average balances of whole-sale time deposits is a result of the Savings Bank’s exit from brokered CD programs, including the CDARS One Way Buy transactions and to a lesser extent, other brokered deposits, when compared to the same periods in 2010.

Interest paid on other short-term borrowings decreased $8 thousand or 100.0% and $14 thousand or 100.0% for the three and six months ended December 31, 2011, respectively, when compared to the same periods in 2010. The decrease for both the three and six months ended December 31, 2011, was attributable to the Company’s migration to FHLB short-term borrowings, and away from other short-term borrowings during the three and six months ended December 31, 2011. The migration is attributable to more favorable short-term borrowing rates offered by the FHLB when compared to brokers’ repurchase agreements.

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

Provisions for loan losses decreased $27 thousand and $55 thousand for the three and six months ended December 31, 2011, when compared to the same periods in 2010. The change in the provision for loan losses was primarily attributable to lower levels of non-performing loans. At December 31, 2011, the Company’s total allowance for loan losses amounted to $451 thousand or 1.0% of the Company’s total loan portfolio, as compared to $630 thousand or 1.2% at June 30, 2011.

Non-Interest Income. Non-interest income decreased by $136 thousand or 88.3% for the three months ended December 31, 2011, and decreased $161 thousand or 57.7% for the six months ended December 31, 2011, when compared to the same periods in 2010. The decrease for the three months ended December 31, 2011 was primarily attributable to a $106 thousand other-than-temporary impairment loss recognized in earnings during the quarter ended December 31, 2011, and decreases in service charges on deposits, correspondent loan origination, ATM, and deposit fee income, when compared to the same period in 2010. The decrease for the six months ended December 31, 2011 was primarily due to a $131 thousand other-than-temporary impairment loss recognized in earnings during the six months ended December 31, 2011 and decreases in correspondent loan origination, ATM, and credit card income, when compared to the same period in 2010.

Non-Interest Expense. Non-interest expense decreased $158 thousand or 15.2% and $86 thousand or 4.4% for the three and six months ended December 31, 2011, when compared to the same periods in 2010. The decrease for the three months ended December 31, 2011 was principally attributable to a decrease of $99 thousand in ATM related expenses and a $52 thousand decrease in Federal Deposit Insurance Corporation

(FDIC) deposit insurance expense, which were partially offset by an $11 thousand increase in employee stock ownership plan expense. The decrease for the six months ended December 31, 2011 was primarily attributable to an $86 thousand decrease in FDIC insurance expense.

Income Tax Expense. Income tax expense increased $118 thousand and $280 thousand for the three and six months ended December 31, 2011, respectively, when compared to the same periods in 2010. The increase for the three and six months ended December 31, 2011 was primarily due to higher levels of taxable income, when compared to the same periods in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $236 thousand during the six months ended December 31, 2011. Net cash provided by operating activities was primarily comprised of Company net income of $614 thousand, $340 thousand of amortization of investment premiums, a $116 thousand decrease in prepaid federal deposit insurance premiums, a $131 thousand net impairment loss recognized in earnings, an $89 thousand decrease in deferred income taxes, and $42 thousand in depreciation of the Company’s fixed assets, which were partially offset by a $733 thousand decrease in transaction account clearing balance payable to the Federal Reserve, a $287 thousand decrease in accrued interest receivable, a $45 thousand decrease in accrued interest payable, and a $39 thousand credit provision for loan losses.

Funds used for investing activities totaled $24.5 million during the six months ended December 31, 2011. Primary uses of funds during the six months ended December 31, 2011 were purchases of: investment securities (held to maturity) of $49.5 million, investment securities (available for sale) totaling $34.4 million and mortgage-backed securities (held to maturity) of $21.5 million. Primary sources of funds during the six months ended December 31, 2011 consisted of proceeds from investments and mortgage-backed securities within the held to maturity portfolio totaling $52.6 million and $22.5 million, respectively, $3.9 million of net loan repayments, $1.1 million of certificate of deposit net redemptions and $0.9 million of FHLB stock redemptions. During the six months ended December 31, 2011, the Company has substantially increased the available for sale allocation to bolster balance sheet liquidity due to turmoil in the global financial markets while seeking to earn additional net interest income.

Funds provided by financing activities totaled $24.5 million for the six months ended December 31, 2011. The primary sources included a $32.7 million increase in FHLB short-term borrowings, and a $2.9 million increase in transaction and savings deposits, which were partially offset by a $5.2 million decrease in retail certificates of deposit, a $5.0 million decrease in legacy FHLB long-term advances, a $248 thousand decrease in whole-sale certificates of deposit, a $199 thousand decrease in escrow accounts, and $165 thousand in cash dividends paid on the Company’s common stock. The $5.0 million decrease in FHLB long-term advances reflects paydowns on matured high cost FHLB legacy advances using cash flow from the Company’s investment portfolio. The $5.2 million decrease in retail time deposits was primarily attributable to a matured $4 million cash management CD for a local government unit and seasonal withdrawals for the payment of local, county and school taxes by depositors. Management believes that a significant portion of our local maturing deposits will remain with the Company.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at December 31, 2011 totaled $31.6 million. At December 31, 2011, the Company had no brokered CD’s.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At December 31, 2011, total approved loan commitments outstanding were $459 thousand. At the same date, commitments under unused lines of credit amounted to $5.1 million and the unadvanced portion of construction loans approximated $4.4 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $35.0 million at December 31, 2011. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On January 31, 2012, the Company’s Board of Directors declared a cash dividend of $0.04 per share payable February 23, 2012, to shareholders of record at the close of business on February 13, 2012. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of December 31, 2011, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $31.2 million or 20.3% and $31.6 million or 20.6%, respectively, of total risk-weighted assets, and Tier I leverage capital of $31.2 million or 13.47% of average quarterly assets.

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

The Company’s nonperforming assets at December 31, 2011 totaled approximately $1.5 million or 0.6% of total assets as compared to $2.4 million or 1.0% of total assets at June 30, 2011. Nonperforming assets at December 31, 2011 consisted of: two single-family real estate loans totaling $364 thousand, one single-family construction loan totaling $701 thousand, and two single-family real estate owned properties totaling $417 thousand, and one land loan totaling $32 thousand. The loans are in various stages of collection activity and the real estate owned properties are being marketed.

The $887 thousand decrease in nonperforming assets during the six months ended December 31, 2011 was attributable to the classification to performing status of one single-family real estate loan totaling $420 thousand, the payoff of two home equity lines of credit totaling $359 thousand, and the $140 thousand partial charge-off of one partially completed single-family construction loan which was transferred to real estate owned, which were partially offset by the classification to non-performing status of one land loan totaling $32 thousand.

During the six months ended December 31, 2011, the Company collected $101 thousand of interest income on non-accrual loans that were paid off or brought current and approximately $45 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the six months ended December 31, 2011. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

Federal Reserve sales of short-term securities could put some upward pressure on their yields, but the FOMC believes that the effect is likely to be small. The FOMC has stated that it anticipates that economic conditions will warrant the current level of the federal funds rate at least until mid – 2013. This expectation should help anchor short-term rates near current levels.

In addition, the FOMC will reinvest principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities. The FOMC will also maintain its existing policy of rolling over maturing Treasury securities at auction.

Minutes from the FOMC meeting of December 13, 2011 indicates that participants further considered ways in which the FOMC might enhance the clarity and transparency of its public communications. The Committee considered an approach for incorporating information about participants’ projections of appropriate future monetary policy into the Summary of Economic Projections (SEP), which the FOMC releases four times each year. In the SEP, participants’ projections for economic growth, unemployment and inflation are conditioned on their individual assessments of the path of monetary policy that is most likely to be consistent with the Federal Reserve’s statutory mandate to promote maximum employment and price stability, but information on those assessments has not been included in the SEP.

At the December 13, 2011 FOMC meeting, participants decided to incorporate information about their projections of monetary policy into the SEP beginning in January 2012. Specifically, the SEP will include information about participants’ projections of the appropriate level of the targeted federal funds rate in the fourth quarter of the current year and the next few calendar years, and over the longer run. The SEP will also report participants’ current projections of the likely timing of the first increase in the target rate given their projections of future economic conditions. An accompanying narrative will describe the key factors underlying those assessments as well as qualitative information regarding participants’ expectations for the Federal Reserve’s balance sheet.

Throughout the six months ended December 31, 2011, the Company continued to adjust its asset/liability management tactics in two ways. First, the Company increased total assets by about $24.6 million while continuing to increase Tier 1 capital. We increased Tier 1 capital primarily through earnings retention. Second, we substantially increased the available for sale classification of the Company’s investment portfolio from $1.1 million at June 30, 2011 to $35.0 million at December 31, 2011. This allowed us to substantially bolster balance sheet liquidity while earning additional net interest income. As market conditions continue to improve, we anticipate continuing to grow our asset base. Legacy FHLB long-term borrowings were reduced by $5.0 million.

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

During the six months ended December 31, 2011, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve began a second phase of quantitative easing to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.

The table below shows the quarterly targeted federal funds rate and the benchmark two and ten year treasury yields from June 30, 2007 through December 31, 2011. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive
December 31, 2010	0.00% to 0.25%	0.61%	3.30%	Positive
March 31, 2011	0.00% to 0.25%	0.80%	3.46%	Positive
June 30, 2011	0.00% to 0.25%	0.45%	3.18%	Positive
September 30, 2011	0.00% to 0.25%	0.25%	1.92%	Positive
December 31, 2011	0.00% to 0.25%	0.25%	1.89%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment and mortgage-backed securities portfolios for the six months ended December 31, 2011, totaled $7.8 million, $52.6 million and $22.5 million, respectively. Despite stagnant global interest rates and Treasury yields the Company began to grow its balance sheet and used proceeds from calls of U.S. Government agency bonds, repayments on its mortgage-backed securities and maturities of bank certificates of deposit to purchase U.S. Government agency bonds, investment grade corporate bonds and U.S. Government agency CMO’s. In particular, the Company increased its available for sale portfolio allocation from $1.1 million at June 30, 2011 to $35.0 million at December 31, 2011. This strategy has allowed the Company to substantially improve its liquidity posture while managing overall interest rate risk and strengthen our regulatory capital ratios.

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

During the six months ended December 31, 2011, principal investment purchases were comprised of: callable U.S. Government agency multiple step-up bonds with initial lock out periods of 3 – 12 months – $48.4 million with a weighted average yield to call of 1.53%; fixed rate investment grade corporate bonds – $29.4 million with a weighted average yield of 1.44%; floating rate U.S. Government agency CMO’s – $21.5 million with a weighted average yield of 1.27%; floating rate investment grade corporate bonds – $4.4 million with a weighted average yield of 1.29%; fixed rate investment grade corporate utility first mortgage bonds – $1.1 million with a weighted average yield of 1.10%; and fixed rate investment grade corporate bonds – $595 thousand with a weighted average yield of 1.22%. The Company also invested in FDIC bank insured certificates of deposit totaling $698 thousand with a weighted average yield of 0.72%. Single step-up bonds have one “step” or increase in coupon. Multiple step-up bonds have more than one step or increase in coupon. Substantially all of the corporate bond purchases were classified as available for sale for accounting purposes. The Company believes that this classification bolsters asset based liquidity while earning a return above the Company’s cost of funds.

Major investment proceeds received during the six months ended December 31, 2011 were: callable U.S. Government agency bonds – $42.2 million with a weighted average yield of approximately 1.88%; investment grade corporate bonds – $5.7 million with a weighted average yield of approximately 3.46%; tax free municipal bonds – $2.6 million with a weighted average yield of 4.51%; investment grade foreign bonds – $1.5 million with a weighted average yield of 2.24%; and investment grade corporate utility first mortgage bonds – $355 thousand with a weighted average yield of 5.90%. The Company also had $1.8 million in FDIC insured bank certificates of deposit redeemed with a weighted average yield of approximately 1.49%.

As of December 31, 2011, the implementation of these asset and liability management initiatives resulted in the following:

1)	$35.0 million or 13.8% of the Company’s assets were comprised of investment securities classified as available for sale.

2)	$69.8 million or 36.8% of the Company’s investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

3)	$61.9 million or 32.6% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less – $8.0 million or 12.9%; 3 – 12 months – $8.1 million or 13.0%; 1 – 2 years – $34.7 million or 56.1%; 2 – 3 years – $5.2 million or 8.5%; 3 – 5 years – $4.3 million or 6.9%; and over 5 years – $1.6 million or 2.6%;

4)	$45.9 million or 24.2% of the Company’s investment portfolio was comprised of callable U.S. Government Agency single step-up or multiple step-up bonds which are callable as follows: 4 – 6 months – $40.9 million or 89.1%; 7 – 12 months – $5.0 million or 10.9%. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

5)	$2.6 million or 1.0% of the Company’s total assets consisted of FDIC insured bank certificates of deposit with remaining maturities ranging from three to thirty-three months;

6)	$8.4 million or 4.4% of the Company’s investment portfolio consisted of investment grade floating-rate corporate bonds which will reprice within three months and will mature within one to twenty-seven months;

7)	An aggregate of $23.4 million or 51.0% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months; and

8)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less – $64.8 million or 78.7%; 1 – 3 years – $5.0 million or 6.1%; 3 – 5 years – $2.5 million or 3.0%; and over 5 years – $10.0 million or 12.2%.

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

	December 31,	June 30,
	2011	2011	2010
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$184,354	$178,738	$243,519
Interest-bearing liabilities maturing or repricing within one year	150,699	128,811	248,813

Interest sensitivity gap	$33,655	$49,927	$(5,294)

Interest sensitivity gap as a percentage of total assets	13.28%	21.81%	-1.49%
Ratio of assets to liabilities maturing or repricing within one year	122.33%	138.76%	97.87%

During the six months ended December 31, 2011, the Company managed its one year interest sensitivity gap by: (1) Repaying $5.0 million of maturing legacy FHLB long-term debt; and (2) Repaying $248 thousand of fixed rate other brokered CD’s. In addition, the Company purchased $32.6 million (par value) of corporate bonds which have been classified as available for sale for accounting purposes. These purchases further bolstered balance sheet liquidity. At December 31, 2011, investments available for sale totaled $35.0 million or 13.8% of Company assets.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at December 31, 2011. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$2,677	$26,455	$28,232	$53,277	$49,566	$43,360	$27,802
% of Total Assets	1.1%	10.4%	11.1%	21.0%	19.6%	17.1%	10.7%
Base Case Up 100 bp
Cumulative Gap ($’s)	$3,735	$28,181	$30,666	$56,339	$52,565	$45,905	$27,802
% of Total Assets	1.5%	11.1%	12.1%	22.2%	20.7%	18.1%	10.7%
Base Case No Change
Cumulative Gap ($’s)	$5,278	$30,674	$33,655	$60,209	$56,731	$49,292	$27,802
% of Total Assets	2.1%	12.1%	13.3%	23.8%	22.4%	19.4%	10.7%
Base Case Down 100 bp
Cumulative Gap ($’s)	$5,460	$31,014	$34,483	$61,495	$58,062	$49,458	$27,802
% of Total Assets	2.2%	12.2%	13.6%	24.3%	22.9%	19.5%	10.7%
Base Case Down 200 bp
Cumulative Gap ($’s)	$5,467	$31,028	$34,506	$61,495	$58,062	$49,458	$27,802
% of Total Assets	2.2%	12.2%	13.6%	24.3%	22.9%	19.5%	10.7%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2011. This analysis was done assuming that the interest-earning assets will average approximately $269 million and $314 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at December 31, 2011. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	December 31, 2012					December 31, 2011
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-5.2%	-3.5%	—	18.6%	36.1%	-2.9%	-2.3%	—	8.4%	17.2%
Return on average equity	3.78%	3.97%	4.36%	6.42%	8.26%	4.05%	4.11%	4.37%	5.34%	6.32%
Return on average assets	0.37%	0.38%	0.42%	0.63%	0.84%	0.44%	0.43%	0.48%	0.59%	0.71%
Market value of equity (in thousands)						$31,524	$31,854	$32,262	$33,350	$31,560

The Company’s fiscal year to date earnings were positively impacted by lower interest expenses associated with lower average balances of fixed rate legacy long-term FHLB advances. During the six months ended December 31, 2011, we repaid $5 million of long-term FHLB advances, with a rate of 5.03%.

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at December 31, 2011. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2011.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$986
6.61%

Adjustable rate	$3,382
4.77%

Undisbursed lines of credit
Adjustable rate	$5,116
3.73%

Loan origination commitments
Fixed rate	$424
6.50%

Adjustable rate	$35
3.50%

Letters of credit
Adjustable rate	$302
4.25%

$10,245

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2011, the Savings Bank had three performance standby letters of credit outstanding totaling approximately $302 thousand. Two performance letters of credit are secured by developed property while one letter of credit is secured by loans in process and personal guarantees. The letters of credit will mature within nine months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.	CONTROLS AND PROCEDURES

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

During the quarter ended December 31, 2011, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

(a)The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b)Not applicable.

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

WVS FINANCIAL CORP.

February 10, 2012	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

February 10, 2012	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)