Form 10-Q
period 2012-03-31
WVS FINANCIAL CORP
filed 2012-05-11
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Shares outstanding as of May 11, 2012: 2,057,930 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	March 31, 2012	June 30, 2011
Assets
Cash and due from banks	$3,526	$662
Interest-earning demand deposits	192	1,298

Total cash and cash equivalents	3,718	1,960
Certificates of deposit	2,336	3,668
Investment securities available-for-sale (amortized cost of $43,340 and $1,067)	43,423	1,064
Investment securities held-to-maturity (fair value of $130,901 and $90,974)	129,389	88,374
Mortgage-backed securities held-to-maturity (fair value of $72,537 and $71,169)	71,807	70,568
Net loans receivable (allowance for loan losses of $440 and $630)	43,875	49,952
Accrued interest receivable	1,634	1,189
Federal Home Loan Bank stock, at cost	7,994	9,324
Real estate owned	235	235
Premises and equipment, net	557	588
Prepaid FDIC insurance premium	255	456
Deferred tax assets (net)	1,120	1,298
Other assets	356	212

TOTAL ASSETS	$306,699	$228,888

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$15,386	$13,324
NOW accounts	20,548	19,818
Savings accounts	39,442	37,922
Money market accounts	23,115	23,824
Certificates of deposit	42,142	48,226
Advance payments by borrowers for taxes and insurance	584	652

Total deposits	141,217	143,766
Federal Home Loan Bank advances: long-term	17,500	22,500
Federal Home Loan Bank advances: short-term	106,795	32,059
Accrued interest payable	259	322
Other liabilities	10,934	1,363

TOTAL LIABILITIES	276,705	200,010

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	—	—
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued	38	38
Additional paid-in capital	21,453	21,437
Treasury stock: 1,747,706 and 1,747,706 shares at cost, Respectively	(26,690)	(26,690)
Retained earnings, substantially restricted	36,669	35,920
Accumulated other comprehensive loss	(1,476)	(1,827)

TOTAL STOCKHOLDERS’ EQUITY	29,994	28,878

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$306,699	$228,888

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME:
Loans	$695	$808	$2,268	$2,526
Investment securities – taxable	818	1,031	2,189	3,299
Investment securities – non-taxable	7	51	87	155
Mortgage-backed securities	219	246	686	995
Certificates of deposit	7	29	26	101
FHLB stock	2	—	2	—
Interest-earning demand deposits	—	1	1	3

Total interest and dividend income	1,748	2,166	5,259	7,079

INTEREST EXPENSE:
Deposits	132	218	423	755
Federal Home Loan Bank advances – long-term	209	587	663	2,853
Federal Home Loan Bank advances – short-term	44	—	74	1
Other short-term borrowings	—	5	1	20

Total interest expense	385	810	1,161	3,629

NET INTEREST INCOME	1,363	1,356	4,098	3,450
PROVISION FOR (RECOVERY OF) LOAN LOSSES	(11)	2	(50)	17

NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	1,374	1,354	4,148	3,433

NON-INTEREST INCOME:
Service charges on deposits	40	54	153	175

Other than temporary impairment (“OTTI”) losses	—	—	(303)	—
Portion of loss recognized in other comprehensive income (before taxes)	—	—	172	—

Net impairment loss recognized in earnings	—	—	(131)	—

Other	61	62	197	219

Total non-interest income	101	116	219	394

NON-INTEREST EXPENSE:
Salaries and employee benefits	493	486	1,457	1,430
Occupancy and equipment	74	82	227	243
Data processing	61	61	182	186
Correspondent bank service charges	9	22	47	65
Deposit insurance premium	90	118	210	325
Other	151	158	614	623

Total non-interest expense	878	927	2,737	2,872

INCOME BEFORE INCOME TAXES	597	543	1,630	955
INCOME TAX EXPENSE	215	190	634	329

NET INCOME	$382	$353	$996	$626

EARNINGS PER SHARE:
Basic	$0.19	$0.17	$0.48	$0.30
Diluted	$0.19	$0.17	$0.48	$0.30

AVERAGE SHARES OUTSTANDING:
Basic	2,057,930	2,057,930	2,057,930	2,057,930
Diluted	2,057,930	2,057,930	2,057,930	2,057,930

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income(Loss)	Total
Balance at June 30, 2011	$38	$21,437	$(26,690)	$35,920	$(1,827)	$28,878

Comprehensive income:

Net Income				996		996
Other comprehensive income:
Accretion of other-than-temporary impairment on securities held to maturity, net of income tax effect of $ 174					338	338
Other-than-temporary impairment on securities held to maturity, net of income tax effect of $(58)					(114)	(114)
Reclassification adjustment of other-than-temporary impairment losses on securities held to maturity, net of income tax effect of $ 36					70	70
Change in unrealized holding gains on securities available for sale, net of income tax effect of $ 29					57	57

Comprehensive income						1,347

Expense of stock options awarded		16				16

Cash dividends declared ($0.12 per share)				(247)		(247)

Balance at March 31, 2012	$38	$21,453	$(26,690)	$36,669	$(1,476)	$29,994

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES

Net income	$996	$626
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (recovery of) loan losses	(50)	17
Net impairment loss recognized in earnings	131	—
Depreciation	62	79
Accretion of discounts, premiums and deferred loan fees	758	1,158
Decrease in deferred income taxes	178	204
Increase in prepaid/accrued income taxes	100	327
(Increase) decrease in accrued interest receivable	(445)	1,012
Decrease in accrued interest payable	(63)	(361)
Decrease in deferred director compensation payable	(22)	(61)
Decrease of prepaid federal deposit insurance premium	201	311
Decrease in transaction account clearing balance payable to Federal Reserve	(733)	(602)
Other, net	(181)	(6)

Net cash provided by operating activities	932	2,704

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	(44,960)	(9,347)
Proceeds from repayments of investments	2,000	9,240
Proceeds from repayments of mortgage-backed securities	—	34
Held-to-maturity:
Purchases of investment securities	(101,666)	(51,203)
Purchases of mortgage-backed securities	(25,997)	—
Proceeds from repayments of investments	60,576	93,141
Proceeds from repayments of mortgage-backed securities	35,072	58,287
Purchases of certificates of deposit	(947)	(2,981)
Maturities/redemptions of certificates of deposit	2,276	5,420
Decrease in net loans receivable	6,233	4,108
Redemption of FHLB stock	1,330	1,060
Acquisition of premises and equipment	(31)	(9)

Net cash (used for) provided by investing activities	(66,114)	107,750

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2012	2011
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$3,603	$1,184
Net decrease in certificates of deposit	(5,836)	(8,991)
Net decrease in advance payments by borrowers for taxes and insurance	(68)	(243)
Net decrease in brokered CDs	(248)	(5,324)
Net decrease in CDARS one-way buy CDs	—	(10,988)
Repayments of FHLB long-term advances	(5,000)	(70,000)
Net increase in FHLB short-term advances	74,736	—
Net decrease in other short-term borrowings	—	(12,510)
Cash dividends paid	(247)	(494)

Net cash provided by (used for) financial activities	66,940	(107,366)

Increase in cash and cash equivalents	1,758	3,088

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	1,960	2,198

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,718	$5,286

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for :
Interest on deposits, escrows and borrowings	$1,224	$3,990
Income taxes	$537	$15

Non-cash items:
Due to Federal Reserve Bank	$—	$528
Educational Improvement Tax Credit	$95	$—
Mortgage Loans Transferred to Real Estate Owned	$182	$—
Loans to facilitate the sale of Real Estate Owned	$298	$—
Commitment to purchase U.S. Government Agency CMOs-held to maturity	$9,985	$—

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2012, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has provided the necessary disclosures in Note 10.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU is not expected to have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Weighted average common shares outstanding	3,805,636	3,805,636	3,805,636	3,805,636

Average treasury stock shares	(1,747,706)	(1,747,706)	(1,747,706)	(1,747,706)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,057,930	2,057,930	2,057,930	2,057,930

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,057,930	2,057,930	2,057,930	2,057,930

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At March 31, 2012, there were 124,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and nine month periods. At March 31, 2011 there were 124,824 options outstanding with an exercise price ranging from $15.77 to $16.20 which were anti-dilutive for the three and nine month periods.

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

During the nine month periods ended March 31, 2012 and 2011, the Company recorded $16 thousand and $17 thousand, respectively, in compensation expense related to our share-based compensation awards. As of March 31, 2012, there was approximately $34 thousand of unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009. That cost is expected to be recognized over the next two years.

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

The Company had 53,052 non-vested stock options outstanding at March 31, 2012, and 72,551 unvested stock options outstanding at March 31, 2011. There were no stock options exercised or issued during the nine months ended March 31, 2012 and 2011.

5.	COMPREHENSIVE INCOME

Other comprehensive income primarily reflects changes in net unrealized gains/losses on available-for-sale securities and the net non-credit component of Other Than Temporary Impairments (“OTTI”) on the Company’s held-to-maturity private-label CMO portfolio. Total comprehensive income is summarized as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Net Income	$382	$353	$996	$626

Other comprehensive income:
Unrealized (losses) gains on available-for-sale securities without OTTI	274	(1)	86	3
Accretion of OTTI on securities held to maturity	167	289	512	635
Unrealized losses on held-to-maturity securities with OTTI	—	—	(303)	—
Reclassification adjustment for loss included in net income	—	—	237	—

Other comprehensive income before tax	441	288	532	638
Income tax effect related to other comprehensive income	150	(98)	181	217

Other comprehensive income, net of tax	291	190	351	421

Comprehensive income	$673	$543	$1,347	$1,047

6.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

March 31, 2012
AVAILABLE FOR SALE
Corporate debt securities	$42,758	$124	$(40)	$42,842
Foreign debt securities (1)	582	—	(1)	581

Total	$43,340	$124	$(41)	$43,423

HELD TO MATURITY
U.S. government agency securities	$98,494	$40	$(334)	$98,200
Corporate debt securities	28,893	1,696	—	30,589
Foreign debt securities (1)	2,002	110	—	2,112

Total	$129,389	$1,846	$(334)	$130,901

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2011
AVAILABLE FOR SALE
Corporate debt securities	$1,067	$—	$(3)	$1,064

HELD TO MATURITY
U.S. government agency securities	$40,068	$53	$(7)	$40,114
Corporate debt securities	41,227	2,330	—	43,557
Foreign debt securities (1)	3,514	163	—	3,677
Obligations of states and political Subdivisions	3,565	61	—	3,626

Total	$88,374	$2,607	$(7)	$90,974

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

There were no recorded realized investment securities gains or losses during the nine months ended March 31, 2012 and March 31, 2011.

The amortized cost and fair values of debt securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through two years	Due after two through three years	Due after three through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)

AVAILABLE FOR SALE
Amortized cost	$14,170	$28,106	$1,064	$—	$—	$—	$43,340
Fair value	14,206	28,157	1,060	—	—	—	43,423

HELD TO MATURITY
Amortized cost	$9,666	$14,341	$2,003	$521	$6,403	$96,455	$129,389
Fair value	9,791	15,117	2,209	619	7,006	96,159	130,901

Investment securities with amortized costs of $57.1 million and $3.9 million and fair values of $57.1 million and $3.9 million at March 31, 2012 and June 30, 2011, respectively, were pledged to secure borrowings with the Federal Home Loan Bank, public deposits, repurchase agreements, and for other purposes as required by law.

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

At March 31, 2012, the Company’s Agency CMO’s totaled $58.5 million as compared to $47.8 million at June 30, 2011. The Company’s private-label CMO’s totaled $13.3 million at March 31, 2012 as compared to $22.8 million at June 30, 2011. The $1.2 million increase in the CMO segment of our MBS portfolio was primarily due to $36.0 million in purchases of floating-rate Agency CMO’s, which was partially offset by repayments on our Agency and private-label CMO portfolios totaling $25.2 million and $9.8 million, respectively. During the nine months ended March 31, 2012, the Company received principal payments totaling $9.8 million on its private-label CMO’s. At March 31, 2012, $71.8 million or 100.0% (book value) of the Company’s MBS portfolio, including CMO’s, were comprised of adjustable or floating rate investments, as compared to $70.6 million or 100.0% at June 30, 2011. All of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of March 31, 2012. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

		At March 31, 2012
		Rating			Book Value	Fair Value	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
05949AN63	BOAMS 2005-1 1A7	N/A	Ba1	AAA	$142	$141	$—
36242DE25	GSR 2005-3F 1A11	N/A	Ba2	BBB	208	207	—
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	A	297	285	—
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	A	379	364	—
225458JZ2	CSFB 05-3 3A4	BBB	N/A	A	1,186	1,161	—
225458KE7	CSFB 2005-3 3A9	BBB	N/A	A	134	129	—
225458KE7	CSFB 2005-3 3A9	BBB	N/A	A	404	389	—
12669G3A7	CWHL 2005 16 A8	N/A	B2	CC	333	325	—
12669G3A7	CWHL 2005 16 A8	N/A	B2	CC	606	591	—
12669G3A7	CWHL 2005 16 A8	N/A	B2	CC	830	809	—
12669G3A7	CWHL 2005 16 A8	N/A	B2	CC	909	886	—
126694CP1	CWHL SER 21 A11	N/A	Caa1	CC	4,090	4,588	201
126694KF4	CWHL SER 24 A15	CC	N/A	CC	662	776	33
126694KF4	CWHL SER 24 A15	CC	N/A	CC	1,323	1,552	66
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	467	458	—
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	653	641	—
126694MP0	CWHL SER 26 1A5	CC	N/A	CC	658	666	24

					$13,281	$13,968	$324

The Company retains an independent third party to assist it in the determination of a fair value for each of its private-label CMO’s. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMO’s and there can be no assurance that any secondary market for private-label CMO’s will develop. The private-label CMO portfolio had three private-label CMO’s with OTTI, which totaled $2.6 million including unrecognized losses of $2.3 million at March 31, 2012. During the three and nine months ending March 31, 2012, the Company reversed $167 thousand and $512 thousand, respectively, of non-credit unrealized holding losses on three of its private-label CMO’s with OTTI due to principal repayments. No additional other than temporary impairments were identified during the quarter ended March 31, 2012.

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
	(Dollars in Thousands)
March 31, 2012
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$58,526	$87	$(44)	$58,569
Private-label	13,281	849	(162)	13,968

Total	$71,807	$936	$(206)	$72,537

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2011
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$47,777	$283	$(12)	$48,048
Private-label	22,791	1,146	(816)	23,121

Total	$70,568	$1,429	$(828)	$71,169

The amortized cost and fair value of mortgage-backed securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$—	$—	$—	$71,807	$71,807
Fair value	$—	$—	$—	$72,537	$72,537

At March 31, 2012 and June 30, 2011, mortgage-backed securities with an amortized cost of $48.5 million and $26.4 million and fair values of $48.6 million and $26.7 million, were pledged to secure borrowings with the Federal Home Loan Bank and public deposits.

8.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2012 and June 30, 2011.

	March 31, 2012
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)

U.S. government agencies securities	$54,845	$(332)	$364	$(2)	$55,209	$(334)
Corporate debt securities	7,501	(40)	—	—	7,501	(40)
Foreign debt securities (1)	581	(1)	—	—	581	(1)
Collateralized mortgage obligations:
Agency	15,269	(24)	6,350	(20)	21,619	(44)
Private-label	—	—	6,385	(162)	6,385	(162)

Total	$78,196	$(397)	$13,099	$(184)	$91,295	$(581)

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	June 30, 2011
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)

U.S. government agencies securities	$4,990	$(5)	$382	$(2)	$5,372	$(7)
Corporate debt securities	1,064	(3)	—	—	1,064	(3)
Collateralized mortgage obligations:
Agency	—	—	10,234	(12)	10,234	(12)
Private-label	—	—	14,321	(816)	14,321	(816)

Total	$6,054	$(8)	$24,937	$(830)	$30,991	$(838)

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

The following table presents a roll-forward of the credit loss component of the amortized cost of mortgage-backed securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. The beginning balance represents the credit loss component for mortgage-backed securities for which OTTI occurred prior to adoption of the guidance of ASC Topic 320-10-69. OTTI recognized in earnings for credit impaired mortgage-back securities is presented as additions in two components based upon whether the current period is the first time the mortgage-backed security was credit-impaired (initial credit impairment) or is not the first time the mortgage-backed security was credit impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes that the Company will be required to sell previously credit-impaired mortgage-backed securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what the Company expected to receive over the remaining life of the credit impaired mortgage-backed securities, the security matures or is fully written down. Changes in the credit loss component of credit impaired mortgage-backed securities were as follows for the three and nine month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)

Beginning balance	$324	$194	$194	$194
Initial credit impairment	—	—	24	—
Subsequent credit impairment	—	—	106	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—	—	—
Reductions for securities sold	—	—	—	—
Reduction for increase in cash flows expected to be collected	—	—	—	—

Ending Balance	$324	$194	$324	$194

During the quarter ended March 31, 2012, the Company recorded no credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income.

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

The Company reviewed the independent third party’s assumptions used in the March 31, 2012 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that three private-label CMO’s in the portfolio had OTTI at March 31, 2012, which totaled $2.6 million, including unrecognized losses of $2.3 million. During the three and nine months ending March 31, 2012, the Company reversed $167 thousand and $512 thousand of non-credit unrealized holding losses on three private-label CMO’s with OTTI due to principal repayments.

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

The Company has investments in 32 positions that are impaired at March 31, 2012, including 7 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that three private-label CMO’s remain other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of March 31, 2012 and June 30, 2011 (in thousands).

	March 31, 2012			June 30, 2011
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

First mortgage loans:
1 – 4 family dwellings	$15,007	$—	$15,007	$14,984	$—	$14,984
Construction	6,651	701	5,950	11,569	1,024	10,545
Land acquisition & development	3,190	—	3,190	2,947	—	2,947
Multi-family dwellings	5,156	—	5,156	5,365	—	5,365
Commercial	6,798	—	6,798	7,732	—	7,732

Consumer Loans
Home equity	1,583	—	1,583	1,893	—	1,893
Home equity lines of credit	2,237	—	2,237	2,601	—	2,601
Other	296	—	296	322	—	322

Commercial Loans	2,924	—	2,924	3,210	—	3,210

Obligations (other than securities and leases) of states and political subdivisons	500	—	500	—	—	—

	$44,342	$701	$43,641	$50,623	$1,024	$49,599

Less: Deferred loan fees	(27)			(41)
Allowance for loan losses	(440)			(630)

Total	$43,875			$49,952

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

The following tables are a summary of the loans considered to be impaired as of March 31, 2012 and June 30, 2011 (in thousands), and the related interest income recognized for the three and nine months ended March 31, 2012 and March 31, 2011 (in thousands):

	March 31, 2012	June 30, 2011

Impaired loans with an allocated allowance
Construction loans	$—	$323
Impaired loans without an allocated allowance
Construction loans	701	701

Total impaired loans	$701	$1,024

Allocated allowance on impaired loans
Construction loans	$—	$67
Average impaired loans
Construction loans	$1,020	$1,024

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Average impaired loans
Construction loans	$701	$1,024	$1,020	$1,024

Income recognized on impaired loans
Construction loans	$—	$—	$—	$9

Total nonaccrual loans as of March 31, 2012 and June 30, 2011 (in thousands), and the related interest income recognized for the three and nine months ended March 31, 2012 and March 31, 2011 are as follows (in thousands):

	March 31, 2012	June 30, 2011

Principal outstanding
1 – 4 family dwellings	$363	$784
Construction	701	1,024
Land acquisition & development	290	359

Total	$1,354	$2,166

Average nonaccrual loans
1 – 4 family dwellings	$364	$1,019
Construction	1,020	1,024
Land acquisition & development	449	—
Home equity lines of credit	346	359

Total	$2,179	$2,402

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Average Principal outstanding
1 – 4 family dwellings	$364	$1,020	$364	$1,019
Construction	701	1,023	1,020	1,024
Land acquisition & development	320	—	449	—
Home equity lines of credit	—	359	346	359

Total	$1,385	$2,402	$2,179	$2,402

Interest income that would have been recognized	$26	$41	$87	$122
Interest income recognized	3	2	107	15

Interest income foregone	$24	$39	$77	$107

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at March 31, 2012, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2012 and June 30, 2011 (in thousands):

	At March 31, 2012
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
First mortgage loans:
1 – 4 family dwellings	$14,644	$—	$—	$—	$363	$363	$15,007
Construction	5,950	—	—	—	701	701	6,651
Land acquisition & development	2,900	—	—	—	290	290	3,190
Multi-family dwellings	5,156	—	—	—	—	—	5,156
Commercial	6,798	—	—	—	—	—	6,798

Consumer Loans
Home equity	1,583	—	—	—	—	—	1,583
Home equity line of credit	2,087	—	—	150	—	150	2,237
Other	296	—	—	—	—	—	296

Commercial Loans	2,921	3	—	—	—	3	2,924

Obligations (other than securities and leases) of states and political subdivisions	500	—	—	—	—	—	500

	$42,835	$3	$—	$150	$1,354	$1,507	44,342

Less: Deferred loan fees							(27)
Allowance for loan loss							(440)

Total							$43,875

	At June 30, 2011
	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
First mortgage loans:
1 – 4 family dwellings	$14,200	$—	$—	$—	$784	$784	$14,984
Construction	10,545	—	—	—	1,024	1,024	11,569
Land acquisition & development	2,947	—	—	—	—	—	2,947
Multi-family dwellings	5,365	—	—	—	—	—	5,365
Commercial	7,732	—	—	—	—	—	7,732

Consumer Loans
Home equity	4,136	—	—	—	358	358	4,494
Other	321	1	—	—	—	1	322

Commercial Loans	3,206	4	—	—	—	4	3,210

	$48,452	$5	$—	$—	$2,166	$2,171	50,623

Less: Deferred loan fees							(41)
Allowance for loan loss							(630)

Total							$49,952

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended March 31, 2012. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following table presents the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at March 31, 2012 and June 30, 2011 (in thousands).

	March 31, 2012
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial

Pass	$5,950	$2,900	$5,156	$6,798	$2,924
Special Mention	—	—	—	—	—
Substandard	701	290	—	—	—
Doubtful	—	—	—	—	—

Ending Balance	$6,651	$3,190	$5,156	$6,798	$2,924

	June 30, 2011
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial

Pass	$10,545	$2,947	$5,365	$7,732	$3,210
Special Mention	—	—	—	—	—
Substandard	1,024	—	—	—	—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Ending Balance	$11,569	$2,947	$5,365	$7,732	$3,210

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended March 31, 2012 and June 30, 2011 (in thousands).

	March 31, 2012
	1 – 4 Family	Consumer

Performing	$14,644	$3,966
Non-performing	363	150

Total	$15,007	$4,116

	June 30, 2011
	1 – 4 Family	Consumer

Performing	$13,690	$4,239
Non-performing	1,294	577

Total	$14,984	$4,816

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

The Company had no unallocated loss allowance balance at March 31, 2012.

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

The following tables summarize the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2012 and June 30, 2011. Activity in the allowance is presented for the nine months ended March 31, 2012 and March 31, 2011 (in thousands).

	Nine Months Ended March 31, 2012
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
ALLL balance at June 30, 2011	$87	$243	$55	$27	$79	$85	$54	$630
Charge-offs	—	(140)	—	—	—	—	—	(140)
Recoveries	—	—	—	—	—	—	—	—
Provisions	(13)	50	(49)	(1)	(2)	(31)	(4)	(50)

ALLL balance at March 31, 2012	$74	$153	$6	$26	$77	$54	$50	$440

Individually evaluated for impairment	—	—	—	—	—	—	—	—
Collectively evaluated for impairment	74	153	6	26	77	54	50	440

	$74	$153	$6	$26	$77	$54	$50	$440

	Nine Months Ended March 31, 2011
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
ALLL balance at June 30, 2010	$147	$47	$213	$28	$66	$77	$67	$645
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	9	158	(158)	(1)	14	6	(10)	18

ALLL balance at March 31, 2011	$156	$205	$55	$27	$80	$83	$57	$663

Individually evaluated for impairment	—	67	—	—	—	—	—	67
Collectively evaluated for impairment	156	138	55	27	80	83	57	596

	$156	$205	$55	$27	$80	$83	$57	$663

During the nine months ended March 31, 2012, the Company reduced its ALLL by $190 thousand. A $140 thousand charge-off was recorded on one single-family construction loan which was taken into real estate owned (“REO”). The charge-off amount was calculated using an independent internal and external appraisal of the property, adjusted for costs to complete and costs to sell the property.

During the nine months ended March 31, 2012, the Company also reduced the ALLL on the remaining loan portfolio by $50 thousand. The decrease was primarily attributable to a $31 thousand decrease in the ALLL related to consumer loans due to the payoff in full of two non-accrual home equity lines of credit, a $49 thousand decrease in the ALLL related to land acquisition and development loans due to reduced balances associated with payoffs in this segment of the loan portfolio, a $13 thousand decrease in the ALLL related to single-family residential mortgage loans due to the paydown on one previously classified non-accrual loan and a $4 thousand decrease in the ALLL related to commercial loans, which were partially offset by a $50 thousand increase in the ALLL related to construction loans due to the larger than anticipated charge-off on the single-family construction taken into REO.

At March 31, 2012, the Company had one collateral dependent non-accrual construction loan totaling $701 thousand that was considered to be impaired.

The property underlying the impaired construction loan is almost entirely complete and currently being marketed for sale. The loan was originated as a speculative construction loan to build a single-family home with a well known and respected builder within our market. At March 31, 2012, the loan was fifteen months past due for interest. The borrower communicates regularly with management of the Company. Management has interviewed several real estate agencies as part of this process and they all have indicated that sales of similar properties in this market support the asking price and that the property is in an affluent market that tends to take somewhat longer to sell. The property’s appraised value is $950 thousand, the current listing price is $899 thousand, and our book value of the loan is $701 thousand. The loan is considered impaired primarily due to its delinquency status. Management weighed several factors in considering whether a discount to the appraised valuation was appropriate. In its analysis, management considered several qualitative factors including the length of time that the property has been on the market, the recent change in real estate agents and the associated $26 thousand reduction in the listing price, and the limited number of buyers for homes in this price range. Based upon the significant difference between the loan’s $701 thousand book value and the home’s current listing price of $899 thousand, management has concluded that no specific allocation of the ALLL is needed as of March 31, 2012. The Company will continue to monitor marketing efforts with the builder and his real estate agent.

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

Assets Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The Company has no Level 1 or Level 3 investment securities. Level 2 investment securities were primarily comprised of investment-grade corporate bonds and U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

The following tables present the assets reported on a recurring basis on the consolidated balance sheet at their fair value as of March 31, 2012 and June 30, 2011, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2012
	Level I	Level II	Level III	Total
	(in thousands)
Assets Measured on a Recurring Basis:
Investment securities – available for sale:
Corporate securities	$—	$42,842	$—	$42,842
Foreign debt securities (1)	—	581	—	581

	$—	$43,423	$—	$43,423

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	June 30, 2011
	Level I	Level II	Level III	Total
	(in thousands)
Assets Measured on a Recurring Basis:
Investment securities – available for sale:
Corporate securities	$—	$1,064	$—	$1,064

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information. The Company has no Level 1 or Level 2 impaired loans. Level 3 impaired loans were primarily comprised of one single-family residential construction loan.

Real Estate Owned

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

The Company has no Level 1 or Level 2 real estate owned. Level 3 real estate owned was primarily comprised of one single-family residential property.

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair value as of March 31, 2012 and June 30, 2011, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2012
	Level I	Level II	Level III	Total
	(in thousands)
Assets Measured on a Non-recurring Basis:
Impaired loans	$—	$—	$701	$701
Real estate owned	—	—	235	235

Total	$—	$—	$936	$936

	June 30, 2011
	Level I	Level II	Level III	Total
	(in thousands)

Assets Measured on a Non-recurring Basis:
Impaired loans	$—	$—	$957	$957
Real estate owned	—	—	235	235

Total	$—	$—	$1,192	$1,192

Assets measured on a non-recurring basis include impaired loans and real estate owned. The Company used appraised collateral values for the valuation technique less estimated selling costs ranging from 5% to 20%, which represents the unobservable inputs.

The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation model for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The following table represents the changes in the measured Level III fair-value category for the nine month period ended March 31, 2012.

	Private-label Mortgage-backed securities Held-to-maturity	Impaired Loans	Real Estate Owned	Total
	(in thousands)

Beginning balance – July 1, 2011	$—	$957	$235	$1,192
Total net realized/unrealized gains (losses)
Included in earnings
Net realized losses on securities held-to-maturity	(131)	—	—	(131)
Included in other comprehensive income
Net unrealized gains on securities held-to-maturity	(66)	—	—	(66)
Transfers into Level III	997	—	182	1,179
Transfers out of Level III	(728)	(256)	(182)	(1,166)
Other – principal paydowns received	(72)	—	—	(72)

Ending balance – March 31, 2012	$—	$701	$235	$936

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	March 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(in thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$3,718	$3,718	$3,718	$—	$—
Certificates of deposit	2,336	2,336	2,336	—	—
Investment securities – available for sale	43,423	43,423	—	43,423	—
Investment securities – held to maturity	129,389	130,901	—	130,901	—
Mortgage-backed securities – held to maturity
Agency	58,526	58,569	—	58,569	—
Private-label	13,281	13,968	—	13,968	—
Net loans receivable	43,875	48,002	—	—	48,002
Accrued interest receivable	1,634	1,634	1,634	—	—
FHLB stock	7,994	7,994	7,994	—	—

FINANCIAL LIABILITIES
Deposits
Non-interest bearing deposits	$15,386	$15,386	$15,386	$—	$—
NOW accounts	20,548	20,548	20,548	—	—
Savings Accounts	39,442	39,442	39,442	—	—
Money market accounts	23,115	23,115	23,115	—	—
Certificates of deposit	42,142	42,383	—	—	42,383
Advance payments by borrowers for taxes and insurance	584	584	584	—	—
FHLB long-term advances	17,500	19,087	—	—	19,087
FHLB short-term advances	106,795	106,795	106,795	—	—
Accrued interest payable	259	259	259	—	—

	June 30, 2011
	Carrying Amount	Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,960	$1,960
Certificates of deposit	3,668	3,668
Investment securities - available for sale	1,064	1,064
Investment securities – held to maturity	88,374	90,974
Mortgage-backed securities – held to maturity
Agency	47,777	48,048
Private-label	22,791	23,121
Net loans receivable	49,952	53,441
Accrued interest receivable	1,189	1,189
FHLB stock	9,324	9,324

FINANCIAL LIABILITIES
Deposits	$143,766	$143,928
FHLB long-term advances	22,500	23,762
FHLB short-term advances	32,059	32,059
Accrued interest payable	322	322

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

The fair value approximates the current carrying value.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2012.

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

FINANCIAL CONDITION

The Company’s assets totaled $306.7 million at March 31, 2012, as compared to $228.9 million at June 30, 2011. The $77.8 million or 34.0% increase in total assets was primarily comprised of a $42.4 million increase in investment securities – available for sale, a $41.0 million increase in investment securities – held to maturity, a $1.8 million increase in cash and cash equivalents, and a $1.2 million increase in mortgage-backed securities-held to maturity, which were partially offset by a $6.1 million decrease in net loans receivable, a $1.3 million decrease in Federal Home Loan Bank Stock, and a $1.3 million decrease in FDIC insured bank certificates of deposit. The increase in investment securities – available for sale was primarily due to purchases of fixed-rate investment grade corporate bonds totaling $41.0 million and floating-rate investment grade corporate bonds totaling $4.4 million to bolster overall liquidity. The increase in investment securities – held to maturity was primarily due to purchases of U.S. Government Agency multiple step-up bonds totaling $100.6 million, which was partially offset by $42.2 million in early redemptions (i.e. calls) of U.S. Government Agency step-up notes. The increase in mortgage-backed securities held to maturity was primarily due to purchases of U.S. Government Agency CMO’s totaling $36.0 million, which was partially offset by repayments on our Agency and private-label CMO portfolios totaling $25.2 million and $9.8 million, respectively. The decrease in Federal Home Loan Bank stock was due to the continued redemption of excess stock by the FHLB Pittsburgh. The decrease in certificates of deposit was primarily due to $2.0 million in maturities of certificates of deposit which were partially offset by purchases totaling $946 thousand of FDIC insured bank certificates of deposit. See “Asset and Liability Management”.

The Company’s total liabilities increased $76.7 million or 38.4% to $276.7 million as of March 31, 2012 from $200.0 million as of June 30, 2011. The $76.7 million increase in total liabilities was primarily comprised of a $74.7 million or 233.1% increase in short-term FHLB advances, and a $9.6 million increase in other liabilities, which were partially offset by a $5.0 million or 22.2% decrease in legacy high-cost long-term FHLB advances, and a $2.5 million or 1.8% decrease in total savings deposits. The increase in other liabilities was primarily due to a $10.0 million commitment to purchase two U.S. Government Agency floating-rate CMO’s. The increase in FHLB short-term advances was primarily a result of funding needs for the purchase of investments securities. The decrease in total of deposits was due primarily to the maturity of a $4.0 million cash management CD related to a local government unit, which was partially offset by a $2.8 million increase in demand deposits. See also “Asset and Liability Management”.

Total stockholders’ equity increased $1.1 million or 3.9% to $30.0 million as of March 31, 2012, from approximately $28.9 million as of June 30, 2011. The increase was primarily attributable to Company net income of $996 thousand and other comprehensive income totaling $351 thousand, which were partially offset by cash dividends totaling $247 thousand. The other comprehensive income was primarily attributable to a $338 thousand reversal of unrealized holding losses on three private-label CMO’s with previously identified OTTI, and a $70 thousand OTTI reclassified and recognized in earnings, which were partially offset by $114 thousand OTTI other impairment on one private-label CMO.

RESULTS OF OPERATIONS

General. WVS reported net income of $382 thousand or $0.19 earnings per share (basic and diluted) and $996 thousand or $0.48 earnings per share (basic and diluted) for the three and nine months ended March 31, 2012, respectively. Net income increased by $29 thousand or 8.2% and earnings per share (basic and diluted) increased $0.02 or 11.8% for the three months ended March 31, 2012, when compared to the same period in 2011. The increase in net income was primarily attributable to a $49 thousand decrease in non-interest expense, a $13 thousand change in the provision for loan losses, and a $7 thousand increase in net interest income, which were partially offset by a $25 thousand increase in income tax expense and a $15 thousand decrease in non-interest income. For the nine months ended March 31, 2012 net income increased $370 thousand or 59.1% and earnings per share (basic and diluted) increased $0.18 or 60.0% when compared to the same period in 2011. The increase in net income was primarily attributable to a $648 thousand increase in net interest income, a $135 thousand decrease in non-interest expense, and a $67 thousand change in the provision for loan losses, which were partially offset by a $305 thousand increase in income tax expense, and a $175 thousand decrease in non-interest income.

Net Interest Income. The Company’s net interest income increased by $7 thousand or 0.5% for the three months ended March 31, 2012, when compared to the same period in 2011. The increase in net interest income is attributable to a $425 thousand decrease in interest expense, which more than offset a $418 thousand decrease in interest income. The decrease in interest expense was primarily attributable to the payoff of legacy high-cost FHLB long-term advances and lower average balances of wholesale deposits during the quarter ended March 31, 2012, when compared to the same period in 2011. The decrease in interest income was primarily due to lower average balances of, and lower realized yields on the Company’s investment and mortgage-backed securities portfolios for the quarter ended March 31, 2012 when compared to the same period in 2011. For the nine months ended March 31, 2012, net interest income increased $648 thousand or 18.8% when compared to the same period in 2011. The increase in net interest income is attributable to a $2.5 million decrease in interest expense, which was partially offset by a $1.8 million decrease in interest income. The decrease in interest expense was primarily due to the payoff of fixed rate legacy FHLB long-term advances, and wholesale time deposits during the nine months ended March 31, 2012, when compared to the same period in 2011. The decrease in interest income was primarily attributable to lower average balances of, and lower yields earned on the Company’s investment portfolio during the nine months ended March 31, 2012, when compared to the same period in 2011.

Interest Income. Interest on investment securities decreased $257 thousand or 23.8% and $1.2 million or 34.1% for the three and nine months ended March 31, 2012, respectively, when compared to the same periods in 2011. The decrease for the three months ended March 31, 2012 was primarily attributable to a 141 basis point decrease in the weighted average yield on investment securities which was partially offset by a $27.9 million increase in the average balance of investment securities outstanding, when compared to the same period in 2011. The decrease for the nine months ended March 31, 2012 was primarily attributable to a $21.5 million decrease in the average balance of investment securities and a 74 basis point decrease in the weighted average yield on investment securities outstanding, when compared to the same period in 2011.

Interest on mortgage-backed securities decreased $27 thousand or 11.0% and $309 thousand or 31.1% for the three and nine months ended March 31, 2012, respectively, when compared to the same periods in 2011. The decrease for the three months ended March 31, 2012 was primarily attributable to a 30 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities, and to a $11.6 million decrease in the average balance of private label mortgage-backed securities outstanding, which were partially offset by an $11.9 million increase in the average balance of U.S. Government agency mortgage-backed securities outstanding, and a 4 basis point increase in the weighted average yield earned on private label mortgage-backed securities for the three months ended March 31, 2012, when compared to the same period in 2011. The decrease for the nine months ended March 31, 2012, was primarily attributable to a $16.8 million decrease in the average balance of private label mortgage-backed securities outstanding, a $3.1 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding, a 26 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities and a 3 basis point decrease in the weighted average yield earned on private label mortgage-backed securities outstanding for the nine months ended March 31, 2012, when compared to the same period in 2011. The decrease in the average balances of private-label mortgage-backed securities during the three and nine months ended March 31, 2012 was attributable to principal paydowns of private-label mortgage-backed securities during the periods. The increase in the average balance of U.S. Government agency mortgage-backed securities for the three months ended March 31, 2012, was primarily attributable to $14.4 million in purchases of U.S. Government agency mortgage-backed securities during the quarter, which was partially offset by $86 million in repayments on the U.S. Government agency mortgage-backed securities portfolio. The decrease in the average balance of U.S. Government agency mortgage-backed securities for the nine months ended March 31, 2012, was primarily due to $25.2 million in repayments on the U.S. Government agency mortgage-backed securities portfolio. The decrease in yield is attributable to slightly lower LIBOR interest rates in the nine months ended March 31, 2012 when compared to the same period in 2011.

Interest on net loans receivable decreased $113 thousand or 14.0% and $258 thousand or 10.2% for the three and nine months ended March 31, 2012, respectively, when compared to the same periods in 2011. The decrease for the three months ended March 31, 2012 was primarily attributable to a $8.9 million decrease in the average balance of net loans receivable outstanding, which was partially offset by an increase of 14 basis points in the weighted average yield earned on net loans receivable for the three months ended March 31, 2012, when compared to the same period in 2011. The decrease for the nine months ended March 31, 2012, was primarily attributable to an $8.4 million decrease in the average balance of net loans receivable outstanding, when compared to the same period in 2011, which was partially offset by an increase of 34 basis points in the weighted average yield earned on net loans receivable for the nine months ended March 31, 2012, when compared to the same period in 2011. The increase in yield for the three and nine months ended March 31, 2012 was favorably impacted by $3 thousand and $104 thousand, respectively, of interest income collected on nonaccrual loans. The decrease in the average loan balance of net loans receivable outstanding for the three and nine months ended March 31, 2012 was attributable in part to increased levels of loan payoffs on single-family first mortgage loan and construction loan products. The Company has limited its origination of longer-term fixed rate loans for its portfolio to mitigate its exposure to a rise in market interest rates. The Company will continue to originate longer-term fixed rate loans for sale on a correspondent basis to increase non-interest income and to contribute to net income.

Interest on FDIC insured bank certificates of deposit decreased $22 thousand or 75.9% and $75 thousand or 74.3% for the three and nine months ended March 31, 2012, respectively, when compared to the same periods in 2011. The decrease for the three months ended March 31, 2012 was primarily attributable to a $4.0 million decrease in the average portfolio balance of certificates of deposit and a 69 basis point decrease in the weighted average yield earned when compared to the same period in 2011. The decrease for the nine months ended March 31, 2012 was primarily attributable to a $4.3 million decrease in the weighted average portfolio balance of certificates of deposit and a 69 basis point decrease in the weighted average yield earned when compared to the same periods in 2011. The certificates have remaining maturities ranging from one to thirty months. Due to decreases in yields in this investment sector, the Company has decided to limit reinvestments in certificates of deposit and to redeploy maturities and early issuer redemptions to other investment portfolio segments.

Interest on FHLB stock totaled $2 thousand for both the three and nine months ended March 31, 2012. This is the first dividend payment received on the FHLB stock since November 2008. This was attributable to the Federal Home Loan Bank of Pittsburgh’s payment of a dividend on its common stock during the quarter ended March 31, 2012. In December 2008, the FHLB of Pittsburgh announced that it was suspending payments of dividends and redemptions of excess capital stock from members. The FHLB’s stated purpose of these actions was to build retained earnings to ensure adequate regulatory capital. Beginning in the December 2010 quarter, the FHLB began redeeming excess capital stock from members. Redemptions of $421 thousand and $1.3 million were recorded for the three and nine months ended March 31, 2012.

Interest Expense. Interest paid on FHLB advances decreased $334 thousand or 56.9% and $2.1 million or 74.2% for the three and nine months ended March 31, 2012, respectively, when compared to the same periods in 2011. The decrease for the three months ended March 31, 2012 was primarily attributable to a $29.4 million decrease in the average balance of fixed rate legacy FHLB long-term advances and a 21 basis point decrease in the weighted average yield paid on fixed rate legacy FHLB long-term advances, which were partially offset by a $86.2 million increase in the average balance of short-term FHLB advances, when compared to the same period in 2011. The decrease for the nine months ended March 31, 2012 was primarily attributable to a $54.2 million decrease in the average balance of fixed rate legacy FHLB long-term advances and a 43 basis point decrease in the weighted average yield paid on fixed rate legacy FHLB long-term advances, which was partially offset by a $50.4 million increase in the average balance of short-term FHLB advances when compared to the same period in 2011. The decreases in the average balances of fixed-rate legacy long-term FHLB advances during the three and nine months ended March 31, 2012 were due to repayments at maturity, when compared to the same period in 2011. Sources of funds for the repayments were primarily cash flows from the Company’s investment portfolio.

Interest expense on deposits and escrows decreased $86 thousand or 39.5% and $332 thousand or 44.0% for the three and nine months ended March 31, 2012, respectively, when compared to the same periods in 2011. The decrease in interest expense on deposits for the three months ended March 31, 2012 was primarily attributable to a $40.7 million decrease in the average balance of whole-sale time deposits, which was partially offset by a 12 basis point increase on the weighted average rate paid on time deposits, when compared to the same period in 2011. The decrease for the nine months ended March 31, 2012 was primarily attributable to a $48.9 million decrease in the average balance of whole-sale time deposits, which was partially offset by a 13 basis point increase in the weighted average rate paid on time deposits, when compared to the same period in 2011. The change in average balances of whole-sale time deposits is a result of the Savings Bank’s exit from wholesale brokered CD programs, including the CDARS One Way Buy transactions and to a lesser extent, brokered deposits, when compared to the same periods in 2011.

Interest paid on other short-term borrowings decreased $5 thousand or 100.0% and $19 thousand or 95.0% for the three and nine months ended March 31, 2012, respectively, when compared to the same periods in 2011. The decrease for both the three and nine months ended March 31, 2012, was attributable to the Company’s migration to FHLB short-term borrowings, and away from other short-term borrowings, during the three and nine months ended March 31, 2012. The migration is attributable to more favorable short-term borrowing rates offered by the FHLB when compared to brokers’ repurchase agreements.

Provision for (Recovery of) Loan Losses. A provision for loan losses is charged to earnings to maintain the total allowance at a level considered adequate by management to absorb potential losses in the portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio considering past experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Provisions for loan losses decreased $13 thousand and $67 thousand for the three and nine months ended March 31, 2012, when compared to the same periods in 2011. The change in the provision for loan losses was primarily attributable to lower levels of non-performing loans. At March 31, 2012, the Company’s total allowance for loan losses amounted to $440 thousand or 1.0% of the Company’s total loan portfolio, as compared to $630 thousand or 1.2% at June 30, 2011. At March 31, 2012, the Company’s nonperforming loans totaled $1.4 million as compared to $2.2 million at June 30, 2011.

Non-Interest Income. Non-interest income decreased by $15 thousand or 12.9% for the three months ended March 31, 2012, and decreased $175 thousand or 44.4% for the nine months ended March 31, 2012, when compared to the same periods in 2011. The decrease for the three months ended March 31, 2012 was primarily attributable to a $14 thousand decrease in service charges on deposits, when compared to the same period in 2011. The decrease for the nine months ended March 31, 2012 was primarily due to a $131 thousand other-than-temporary impairment loss recognized in earnings on two private-label mortgage-backed securities and decreases in correspondent loan origination, ATM, credit card and deposit fee income, when compared to the same period in 2011.

Non-Interest Expense. Non-interest expense decreased $49 thousand or 5.3% and $135 thousand or 4.7% for the three and nine months ended March 31, 2012, when compared to the same periods in 2011. The decrease for the three months ended March 31, 2012 was principally attributable to a $28 thousand decrease in Federal Deposit Insurance Corporation (FDIC) deposit insurance expense, a decrease of $13 thousand in correspondent bank service charges, and an $8 thousand decrease in occupancy and equipment expenses. The decrease for the nine months ended March 31, 2012 was primarily attributable to an $115 thousand decrease in FDIC insurance expense, an $18 thousand decrease in correspondent bank service charges and a $16 thousand decrease in occupancy and equipment expenses.

Income Tax Expense. Income tax expense increased $25 thousand and $305 thousand for the three and nine months ended March 31, 2012, respectively, when compared to the same periods in 2011. The increase for the three and nine months ended March 31, 2012 was primarily due to higher levels of taxable income, when compared to the same periods in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $932 thousand during the nine months ended March 31, 2012. Net cash provided by operating activities was primarily comprised of Company net income of $996 thousand, $758 thousand of amortization of investment premiums, a $201 thousand decrease in prepaid federal deposit insurance premiums, a $131 thousand net impairment loss recognized in earnings, a $178 thousand decrease in deferred income taxes, and $62 thousand in depreciation of the Company’s fixed assets, which were partially offset by a $733 thousand decrease in transaction account clearing balance payable to the Federal Reserve, a $445 thousand decrease in accrued interest receivable, a $63 thousand decrease in accrued interest payable, and a $50 thousand recovery of loan losses.

Funds used for investing activities totaled $66.1 million during the nine months ended March 31, 2012. Primary uses of funds during the nine months ended March 31, 2012 were purchases of: investment securities held to maturity of $101.7 million, investment securities available for sale totaling $45.0 million and mortgage-backed securities held to maturity of $26.0 million. Primary sources of funds during the nine months ended March 31, 2012 consisted of proceeds from investments and mortgage-backed securities within the held to maturity portfolio totaling $60.6 million and $35.1 million, respectively, $5.9 million of net loan repayments, $2.3 million of certificate of deposit net redemptions and $1.3 million of FHLB stock redemptions. During the nine months ended March 31, 2012, the Company has substantially increased the available for sale allocation to bolster balance sheet liquidity due to turmoil in the global financial markets while seeking to earn additional net interest income.

Funds provided by financing activities totaled $66.9 million for the nine months ended March 31, 2012. The primary sources included a $74.7 million increase in FHLB short-term borrowings, and a $3.6 million increase in transaction and savings deposits, which were partially offset by a $5.8 million decrease in retail certificates of deposit, a $5.0 million decrease in legacy FHLB long-term advances, a $248 thousand decrease in whole-sale certificates of deposit, a $68 thousand decrease in escrow accounts, and $247 thousand in cash dividends paid on the Company’s common stock. The $5.0 million decrease in FHLB long-term advances reflects paydowns on matured high cost FHLB legacy advances using cash flow from the Company’s investment portfolio. The $5.8 million decrease in retail time deposits was primarily attributable to a matured $4 million cash management CD for a local government unit and seasonal withdrawals for the payment of local, county and school taxes by depositors. Management believes that a significant portion of our local maturing deposits will remain with the Company.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at

March 31, 2012 totaled $30.6 million. At March 31, 2012, the Company had no brokered CD’s or wholesale time deposits.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At March 31, 2012, total approved loan commitments outstanding were $855 thousand. At the same date, commitments under unused lines of credit amounted to $5.7 million and the unadvanced portion of construction loans approximated $4.1 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $43.4 million at March 31, 2012. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On April 24, 2012, the Company’s Board of Directors declared a cash dividend of $0.04 per share payable May 24, 2012, to shareholders of record at the close of business on May 7, 2012. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of March 31, 2012, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $31.5 million or 19.8% and $31.9 million or 20.1%, respectively, of total risk-weighted assets, and Tier I leverage capital of $31.5 million or 11.40% of average quarterly assets.

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

The Company’s nonperforming assets at March 31, 2012 totaled approximately $1.6 million or 0.5% of total assets as compared to $2.4 million or 1.0% of total assets at June 30, 2011. Nonperforming assets at March 31, 2012 consisted of: two single-family real estate loans totaling $363 thousand, one single-family construction loan totaling $701 thousand, one single-family real estate owned properties totaling $235 thousand, and one land loan totaling $290 thousand. The loans are in various stages of collection activity and the real estate owned property is being marketed.

The $812 thousand decrease in nonperforming assets during the nine months ended March 31, 2012 was attributable to the classification to performing status of one single-family real estate loan totaling $420 thousand, the payoff of two home equity lines of credit totaling $359 thousand, and a $140 thousand charge-off relating to one partially completed single-family construction loan which was transferred to real estate owned, and the subsequent sale of the partially completed real estate owned property with a carrying value of $182 thousand, which were partially offset by the classification to non-performing status of one land loan totaling $290 thousand.

During the nine months ended March 31, 2012, the Company collected $107 thousand of interest income on non-accrual loans that were paid off or brought current and approximately $77 thousand of interest income would have been recorded on loans accounted for on a non-accrual basis if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the nine months ended March 31, 2012. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

Federal Reserve sales of short-term securities could put some upward pressure on their yields, but the FOMC believes that the effect is likely to be small. At the time, the FOMC stated that it anticipated that economic conditions will warrant the current level of the federal funds rate at least until mid – 2013. This expectation should help anchor short-term rates near current levels.

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

On January 25, 2012, the FOMC issued a press release indicating that it decided to keep the target range for the federal funds rate at 0 to  1/4 percent and currently anticipates that economic conditions – including low rates of resource utilization and a subdued outlook for inflation over the medium run – are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014.

The FOMC also released economic projections of Federal Reserve Board Members and Federal Reserve Bank Presidents and FOMC participants assessments of appropriate monetary policy (including the appropriate timing and pace of policy firming).

The FOMC also decided to continue its program to extend the average maturity of its holdings of securities as announced in September 2011. The FOMC is maintaining its existing policies of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities and of rolling over maturing Treasury securities at auction. The FOMC stated that it will regularly review the size and composition of its securities holdings and is prepared to adjust those holdings as appropriate to promote a stronger economic recovery in a context of price stability.

Throughout the nine months ended March 31, 2012, the Company continued to adjust its asset/liability management tactics in two ways. First, the Company increased total assets in two stages by about $77.8 million while continuing to increase Tier 1 capital. During the quarter ended December 31, 2011, as previously reported, the Company increased total assets by approximately $24.6 million as compared to June 30, 2011. The primary segments of asset growth for the quarter ended December 31, 2011 were: investment securities – available for sale - $33.9 million, which was partially offset by reductions in net loans receivable - $4.0 million, investment securities held to maturity - $3.2 million, FDIC insured bank certificates of deposit - $1.1 million, and FHLB stock - $909 thousand.

During the quarter ended March 31, 2012, the Company continued to selectively grow total assets by about $53.2 million when compared to the quarter ended December 31, 2011. The primary segments of asset growth during the quarter ended March 31, 2012 were: investment securities held to maturity - $44.2 million, investment securities available for sale - $8.5 million, mortgage-backed securities held to maturity - $2.1 million, and cash and cash equivalents - $1.5 million; which were partially offset by reductions in: net loans receivable - $2.1 million, FHLB stock - $421 thousand, and FDIC insured bank certificates of deposit - $249 thousand. We increased Tier 1 capital primarily through earnings retention. Second, we substantially increased the available for sale classification of the Company’s investment portfolio from $1.1 million at June 30, 2011 to $43.4 million at March 31, 2012. This allowed us to substantially bolster balance sheet liquidity while earning additional net interest income. We anticipate maintaining our asset base in the range of $285 - $310 million for the remainder of calendar year 2012, subject to economic and market conditions. Legacy FHLB long-term borrowings were reduced by $5.0 million.

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

During the nine months ended March 31, 2012, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve began a second phase of quantitative easing to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.

The table below shows the quarterly targeted federal funds rate and the benchmark two and ten year treasury yields from June 30, 2007 through March 31, 2012. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive
December 31, 2010	0.00% to 0.25%	0.61%	3.30%	Positive
March 31, 2011	0.00% to 0.25%	0.80%	3.46%	Positive
June 30, 2011	0.00% to 0.25%	0.45%	3.18%	Positive
September 30, 2011	0.00% to 0.25%	0.25%	1.92%	Positive
December 31, 2011	0.00% to 0.25%	0.25%	1.89%	Positive
March 31, 2012	0.00% to 0.25%	0.33%	2.23%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment and mortgage-backed securities portfolios for the nine months ended March 31, 2012, totaled $11.0 million, $62.6 million and $35.1 million, respectively. Despite stagnant global interest rates and Treasury yields the Company began to grow its balance sheet and used proceeds from calls of U.S. Government agency bonds, repayments on its mortgage-backed securities and maturities of bank certificates of deposit to purchase U.S. Government agency bonds, investment grade corporate bonds and U.S. Government agency CMO’s. In particular, the Company increased its available for sale portfolio allocation from $1.1 million at June 30, 2011 to $43.4 million at March 31, 2012. This strategy has allowed the Company to substantially improve its liquidity posture while managing overall interest rate risk and strengthen our regulatory capital ratios.

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

During the nine months ended March 31, 2012, principal investment purchases were comprised of: callable U.S. Government agency multiple step-up bonds with initial lock out periods of 1 – 12 months - $100.6 million with a weighted average yield to call of 1.44%; fixed rate investment grade corporate bonds - $38.9 million with a weighted average yield of 1.47%; floating rate U.S. Government agency CMO’s - $36.0 million with a weighted average yield of 1.26%; floating rate investment grade corporate bonds - $4.4 million with a weighted average yield of 1.29%; fixed rate investment grade corporate utility first mortgage bonds - $2.1 million with a weighted average yield of 1.20%; and fixed rate investment grade foreign bonds - $595 thousand with a weighted average yield of 1.22%. The Company also invested in FDIC bank insured certificates of deposit totaling $946 thousand with a weighted average yield of 0.89%. Single step-up bonds have one “step” or increase in coupon. Multiple step-up bonds have more than one step or increase in coupon. Substantially all of the corporate bond purchases were classified as available for sale for accounting purposes. The Company believes that this classification bolsters asset based liquidity while earning a return above the Company’s cost of funds.

Major investment proceeds received during the nine months ended March 31, 2012 were: callable U.S. Government agency bonds - $42.2 million with a weighted average yield of approximately 1.88%; investment grade corporate bonds - $12.7 million with a weighted average yield of approximately 2.88%; tax free municipal bonds - $3.6 million with a weighted average yield of 4.80%; investment grade foreign bonds - $1.5 million with a weighted average yield of 2.24%; and investment grade corporate utility first mortgage bonds - $2.4 million with a weighted average yield of 5.35%. The Company also had $2.0 million in FDIC insured bank certificates of deposit redeemed with a weighted average yield of approximately 1.40%.

As of March 31, 2012, the implementation of these asset and liability management initiatives resulted in the following:

1)	$98.1 million or 40.1% of the Company’s investment portfolio was comprised of callable U.S. Government Agency multiple step-up bonds which are callable as follows: 1 - 3 months - $47.3 million or 48.2%; 4 - 6 months - $2.2 million or 2.2%; and 7 – 12 months - $48.6 million or 49.6%. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

2)	$71.8 million or 29.4% of the Company’s investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

3)	$64.2 million or 26.3% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less - $3.0 million or 4.7%; 3 – 12 months - $17.8 million or 22.7%; 1 – 2 years - $35.4 million or 55.1%; 2 – 3 years - $3.1 million or 4.8%; 3 – 5 years - $521 thousand or 0.8%; and over 5 years - $4.4 million or 6.9%;

4)	$7.5 million or 3.0% of the Company’s investment portfolio consisted of investment grade floating-rate corporate bonds which will reprice within three months and will mature within four to twenty-four months;

5)	$43.4 million or 14.2% of the Company’s assets were comprised of investment securities classified as available for sale;

6)	$2.3 million or 0.8% of the Company’s total assets consisted of FDIC insured bank certificates of deposit with remaining maturities ranging from one to thirty months;

7)	An aggregate of $23.7 million or 53.9% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months; and

8)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less - $106.8 million or 85.9%; 1 – 3 years - $5.0 million or 4.0%; 3 – 5 years - $2.5 million or 2.0%; and over 5 years - $10.0 million or 8.1%.

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

	March 31, 2012	June 30,
		2011	2010
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$220,053	$178,738	$243,519
Interest-bearing liabilities maturing or repricing within one year	193,101	128,811	248,813

Interest sensitivity gap	$26,952	$49,927	$(5,294)

Interest sensitivity gap as a percentage of total assets	8.79%	21.81%	-1.49%
Ratio of assets to liabilities maturing or repricing within one year	113.96%	138.76%	97.87%

During the nine months ended March 31, 2012, the Company managed its one year interest sensitivity gap by: (1) Repaying $5.0 million of maturing legacy FHLB long-term debt; and (2) Repaying $248 thousand of fixed rate other brokered CD’s. In addition, the Company purchased $42.3 million (par value) of corporate bonds which have been classified as available for sale for accounting purposes. These purchases further bolstered balance sheet liquidity. At March 31, 2012, investments available for sale totaled $43.4 million or 14.2% of Company assets.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at March 31, 2012. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$(6,097)	$(18,219)	$23,273	$67,442	$60,956	$52,434	$35,784
% of Total Assets	-2.0%	-5.9%	7.6%	22.0%	19.9%	17.1%	11.7%
Base Case Up 100 bp
Cumulative Gap ($’s)	$(5,805)	$(17,723)	$24,123	$68,703	$64,420	$53,929	$35,784
% of Total Assets	-1.9%	-5.8%	7.9%	22.4%	20.4%	17.6%	11.7%
Base Case No Change
Cumulative Gap ($’s)	$(4,824)	$(16,031)	$26,952	$72,583	$66,720	$57,688	$35,784
% of Total Assets	-1.6%	-5.2%	8.8%	23.7%	21.8%	18.8%	11.7%
Base Case Down 100 bp
Cumulative Gap ($’s)	$(4,235)	$(14,990)	$28,563	$74,450	$68,432	$57,855	$35,784
% of Total Assets	-1.4%	-4.9%	9.3%	24.3%	22.3%	18.9%	11.7%
Base Case Down 200 bp
Cumulative Gap ($’s)	$(4,213)	$(14,945)	$28,636	$74,532	$68,495	$57,855	$35,784
% of Total Assets	-1.4%	-4.9%	9.3%	24.3%	22.3%	18.9%	11.7%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2012. This analysis was done assuming that the interest-earning assets will average approximately $292 million and $317 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at March 31, 2012. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	March 31, 2013					March 31, 2012
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-19.2%	-17.1%	—	12.0%	38.2%	-2.4%	-1.6%	—	4.2%	13.8%
Return on average equity	2.27%	2.50%	4.43%	5.74%	8.49%	3.89%	3.98%	4.16%	4.62%	5.66%
Return on average assets	0.24%	0.27%	0.43%	0.58%	0.76%	0.39%	0.40%	0.43%	0.46%	0.51%
Market value of equity (in thousands)						$32,824	$33,306	$33,385	$34,207	$28,488

The Company’s fiscal year to date earnings were positively impacted by lower interest expenses associated with lower average balances of fixed rate legacy long-term FHLB advances. During the nine months ended March 31, 2012, we repaid $5 million of long-term FHLB advances, with a rate of 5.03%.

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at March 31, 2012. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2012.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$971
6.60%

Adjustable rate	$2,693
4.82%

Undisbursed lines of credit
Adjustable rate	$5,722
3.39%

Loan origination commitments
Fixed rate	$854
7.88%

Letters of credit
Adjustable rate	$302
4.25%

$10,542

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2012, the Savings Bank had three performance standby letters of credit outstanding totaling approximately $302 thousand. Two performance letters of credit are secured by developed property while one letter of credit is secured by loans in process and personal guarantees. The letters of credit will mature within six months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

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

During the quarter ended March 31, 2012, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 4. Mine Safety Disclosures

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

WVS FINANCIAL CORP.

May 11, 2012	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

May 11, 2012	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)