Form 10-K
period 2012-06-30
WVS FINANCIAL CORP
filed 2012-09-18
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2011, the aggregate value of the 1,487,258 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 570,672 shares held by all directors and officers of the registrant as a group, was approximately $13.46 million. This figure is based on the last known trade price of $9.05 per share of the registrant’s Common Stock on December 31, 2011.

Number of shares of Common Stock outstanding as of September 18, 2012: 2,057,930

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2012 are incorporated into Part II.

(2)	Portions of the definitive proxy statement for the 2012 Annual Meeting of Stockholders are incorporated into Part III.

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2012.

Lending Activities

General. At June 30, 2012, the Company’s net portfolio of loans receivable totaled $39.4 million, as compared to $50.0 million at June 30, 2011. Net loans receivable comprised 14.4% of the Company’s total assets at June 30, 2012, as compared to 21.8% at June 30, 2011. The principal categories of loans in the Company’s portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans, land acquisition and development loans and commercial loans. Substantially all of the Company’s mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration (“FHA”) nor partially guaranteed by the Department of Veterans Affairs (“VA”). Historically, the Company’s lending activities have been concentrated in single-family residential and land development and construction loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

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

Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2012, the Savings Bank’s limit on loans-to-one borrower was approximately $4.6 million. The Company’s general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2012, the Company’s five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $1.9 million to $3.4 million, with a $3.4 million group of loans-to-one borrower secured by real estate located in the Company’s primary market area and investments pledged by the borrower. Related outstanding disbursed principal balances on the Company’s five largest loans or group of loans-to-one borrower, including related entities, ranged from an aggregate of $1.3 million to $3.3 million. The remainder of the groups of loans-to-one borrower are secured primarily by real estate located in the Company’s primary market area. Included in this range are undisbursed loan proceeds (i.e. loans in process) ranging from $0 thousand to $743 thousand.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s net loans receivable portfolio by type of loan at the dates indicated.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:

Single-family	$13,514	33.92%	$14,984	29.60%	$17,247	30.24%	$14,989	25.44%	$16,020	27.85%
Multi-family	5,083	12.76	5,365	10.60	5,636	9.88	4,814	8.17	5,644	9.81
Commercial	7,623	19.13	7,732	15.27	7,635	13.39	9,179	15.58	6,622	11.51
Construction	4,997	12.54	11,569	22.85	15,059	26.41	14,942	25.37	13,453	23.39
Land acquisition and development	2,029	5.09	2,947	5.82	2.718	4.77	1,439	2.44	1,991	3.46

Total real estate loans	33,246	83.44	42,593	84.14	48,295	84.69	45,363	77.00	43,730	76.02

Consumer loans:
Home equity	3,590	9.01	4,494	8.88	4,866	8.53	8,413	14.28	8,732	15.18
Other	286	0.72	322	0.64	280	0.49	1,034	1.76	737	1.28

Total consumer loans	3,876	9.73	4,816	9.52	5,146	9.02	9,447	16.04	9,469	16.46

Commercial loans	2,222	5.58	3,210	6.34	3,585	6.29	4,102	6.96	4,328	7.52

Obligations (other than securities and leases) of states and political subdivisions	500	1.25	—	—	—	—	—	—	—	—

	39,844	100.00%	50,623	100.00%	57,026	100.00%	58,912	100.00%	57,527	100.00%

Less:
Net deferred loan origination fees	(26)		(41)		(66)		(102)		(94)
Allowance for loan losses	(385)		(630)		(645)		(662)		(956)

Net loans receivable	$39,433		$49,952		$56,315		$58,148		$56,477

Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company’s loans and mortgage-backed securities at June 30, 2012. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company’s loan portfolio.

	Real Estate Loans
	Single- family	Multi- family	Commercial	Construction	Land acquisition and development	Consumer loans	Commercial loans	Obligations (other than securities and leases) of states & political subdivisions	Mortgage -backed securities	Total
	(Dollars in Thousands)
Amounts due in:
One year or less	$1,875	$—	$137	$3,509	$1,422	$2,234	$2	$500	$—	$9,679
After one year through five years	947	1,431	1,433	1,488	305	297	2,210	—	—	8,111
After five years	10,692	3,652	6,053	—	302	1,345	10	—	79,086	101,140

Total(1)	$13,514	$5,083	$7,623	$4,997	$2,029	$3,876	$2,222	$500	$79,086	$118,930

Interest rate terms on amounts due after one year:
Fixed	$10,420	$2,325	$4,733	$1,302	$328	$1,493	$9	$—	$—	$20,610
Adjustable	1,219	2,758	2,753	186	279	149	2,211	—	79,086	88,641

Total	$11,639	$5,083	$7,486	$1,488	$607	$1,642	$2,220	$—	$79,086	$109,251

(1)	Does not include adjustments relating to the allowance for loan losses, accrued interest, deferred fee income and unearned discounts.

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

At June 30, 2012, the Company had approximately $3.1 million of renewed commercial real estate and construction loans. The $3.1 million in aggregate disbursed principal that has been renewed is comprised of: single-family speculative construction loans totaling $1.4 million, land acquisition and development loans totaling $310 thousand, multi-family construction loans totaling $654 thousand, and commercial real estate loans totaling $782 thousand. Management believes that the previously discussed whole loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All of the loans that have been rolled over are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans.

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

The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company’s market area is insufficient or to increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 2012, $410 thousand or 1.0% of the Company’s net loans receivable consisted of single-family mortgage whole loans purchased from another financial institution.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraised value and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 2012, $410 thousand or 1.0% of the Company’s net loans receivable were being serviced for the Company by others.

The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

	At or For the Year Ended June 30,
	2012	2011	2010
	(Dollars in Thousands)

Net loans receivable beginning balance	$49,952	$56,315	$58,148
Real estate loan originations
Single-family(1)	163	1,577	798
Commercial	945	665	1,880
Construction	3,373	1,246	10,515
Land acquisition and development	—	1,365	2,469

Total real estate loan originations	4,481	4,853	15,662

Home equity	766	699	1,105
Other	534	35	120

Total loan originations	5,781	5,587	16,887

Disbursements against available credit lines:
Home equity	2,048	1,897	1,748
Commercial	373	135	117
Purchase of whole loans and participations	—	—	—

Total originations and purchases	8,202	7,619	18,752

Less:
Loan principal repayments	18,555	19,906	18,633
Transferred to real estate owned	336	235	—
Change in loans in process	90	(6,118)	2,005
Other, net(2)	(260)	(41)	(53)

Net increase (decrease)	$(10,519)	$(6,363)	$(1,833)

Net loans receivable ending balance	$39,433	$49,952	$56,315

(1)	Consists of loans secured by one-to-four family properties.
(2)	Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2012, $13.5 million or 33.9% of the Company’s total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. The decrease of $1.5 million in single-family residential real estate loans during fiscal 2012 was primarily the result of pay downs on single-family residential real estate loans. Single-family loan originations totaled $163 thousand and decreased $1.4 million or 89.7% during the fiscal year ended June 30, 2012, when compared to fiscal 2011. The Company reduced its on balance sheet originations of single-family loans due to historically low market interest rates. Due to its size the Company is unable to hedge the interest rate risk associated with retaining long-term fixed-rate loans on its balance sheet. The Company continued to originate single-family loans through a correspondent lender in order to make single-family loans available to the public and in order to generate fee income. All single-family loans originated through the correspondent lending channel were transferred on a servicing released basis. Due to low levels of market interest rates, the Company continued to offer shorter duration consumer, home equity, construction loans, land acquisition and development loans and commercial loans.

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

At June 30, 2012, approximately $12.2 million or 90.0% of the single-family residential loans in the Company’s loan portfolio consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company’s experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

The Company is permitted to lend up to 100% of the appraised value of real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by state banking regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 75% of the appraised value of the security property. Prior to the global financial crisis experienced during fiscal 2009 and continued throughout fiscal 2010, 2011 and

2012, and pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance was obtained on residential loans for which loan-to-value ratios exceed 80% according to the following schedule: loans exceeding 80% but less than 90% - 25% coverage; loans exceeding 90% but less than 95% - 30% coverage; and loans exceeding 95% through 100% - 35% coverage. Since the beginning of the global financial crisis of fiscal 2009, the major PMI companies were downgraded by the rating agencies with respect to financial capacity and claims payment ability. Accordingly, the Board of Directors amended the Company’s underwriting guidelines to preclude the use of PMI until the PMI companies regain their financial footing. No loans are made in excess of 80% of appraised value.

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

Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2012, $5.1 million or 12.8% of the Company’s total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented a decrease of $282 thousand or 5.3% from fiscal 2011. Of the $5.1 million, approximately $2.8 million or 54.3% provide for an adjustable rate of interest, while approximately $2.3 million or 45.7% are fixed rate loans.

At June 30, 2012, $7.6 million or 19.1% of the Company’s loan portfolio consisted of loans secured by existing commercial real estate properties, which represented a decrease of $109 thousand or 1.4% from June 30, 2011. Of the $7.6 million, approximately $2.9 million or 38.5% provide for an adjustable rate of interest, while approximately $4.7 million or 61.5% are fixed rate loans. The Company has not emphasized commercial real estate lending due to continued economic weakness in fiscal 2012.

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

At June 30, 2012 the Company’s multi-family residential and commercial real estate loan portfolio consisted of approximately 44 loans with an average principal balance of $289 thousand. At June 30, 2012, the Company had no multi-family residential real estate or commercial real estate loans that were classified as non-accrual loans.

Construction Loans. For many years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company’s primary market area. At June 30, 2012, construction loans amounted to approximately $5.0 million or 12.5% of the Company’s total loan portfolio, which represented a decrease of $6.6 million or 56.8% from June 30, 2011. The decrease was principally due to sales of single-family speculative construction built homes. As of June 30, 2012, the Company’s portfolio of construction loans consisted primarily of $3.9 million of loans for the construction of single-family residential real estate, and $1.1 million of loans for the construction of multi-family residential real estate. Construction loan originations totaled $3.4 million and increased by $2.1 million or 170.7% during the fiscal year ended June 30, 2012, when compared to the same period in 2011. Due to the stagnant economy, a number of the Company’s small builders had experienced slow sales of their housing inventories during fiscal 2011. During fiscal 2012, many of these small builders were able to liquidate their housing inventories and repay their loans to the Savings Bank. Due to continued economic weaknesses in fiscal 2012, many of the small builders curtailed their building of speculative single-family construction loans. Despite the slow economy in fiscal 2012, our lending staff was able to increase originations of speculative construction single-family loans by $2.2 million or 183.3%. While construction loan originations increased during fiscal 2012, repayments on construction loans exceeded originations causing a $6.6 million or 56.8% decrease in construction loan balances. Management continues to monitor housing starts both locally and nationally.

Construction loans are made for the purpose of constructing a single-family residence. The Company will underwrite such loans to individuals on a construction/permanent mortgage loan basis or to a builder/developer on a speculative (not pre-sold) construction mortgage loan basis. At June 30, 2012, approximately 78.0% of total outstanding construction loans were made to local real estate builders and developers with whom the Company has worked for a number of years for the purpose of constructing primarily single-family residences. Upon application, credit review and analysis of personal and corporate financial statements, the Company may grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $1.0 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company’s authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2012, the Company also had $2.0 million or 5.1% of the total loan portfolio invested in land development loans, which consisted of 7 loans to 7 developers.

Speculative construction loans generally have maturities of 18 months, including one 6 month extension, with payments being made monthly on an interest-only basis. Thereafter, the permanent financing arrangements will generally provide for either an adjustable or fixed interest rate, consistent with the Company’s policies with respect to residential and commercial real estate financing.

The Company intends to maintain its involvement in construction lending within its primary market area. Such loans afford the Company the opportunity to increase the interest rate sensitivity of its loan portfolio. Commercial real estate and construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences. Depending upon local real estate market conditions, the Company may begin to apply more stringent underwriting criteria on new construction loans and renewals. Specifically the Company may reduce its overall portfolio of construction loans through alteration, reduce loan to value ratios to below 75%, or require higher credit profile of guarantors.

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

Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2012, $3.9 million or 9.7% of the Company’s total loan portfolio consisted of consumer loans, which represented a decrease of $940 thousand or 19.5% from fiscal 2011. The $940 thousand decrease was primarily attributable to pay downs on existing consumer loans. The consumer loans offered by the Company include home equity loans, home equity lines of credit, automobile loans, loans secured by deposit accounts and personal loans. Approximately 92.6% of the Company’s consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2012, approximately 39.1% of the Company’s home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

Commercial Loans. At June 30, 2012, $2.2 million or 5.6% of the Company’s total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, marketable investment securities, business inventory and equipment, and similar collateral. The $988 thousand or 30.8% decrease during fiscal 2012 was principally due to the repayments on the Company’s commercial loan portfolio. The Company is continuing to selectively develop this line of business in order to increase interest income and to attract compensating deposit account balances.

Loan Fee Income. In addition to interest earned on loans, the Company may receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

The Company’s loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with ASC Topic 310, the Company has recognized $10 thousand, $30 thousand and $76 thousand of deferred loan fees during fiscal 2012, 2011 and 2010, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. Loans previously originated with lower or no loan origination fees will reduce the recognition of associated deferred fee balances while loans originated with higher loan origination fees will increase the recognition of associated deferred fee balances.

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

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Non-accruing loans:
Real estate:
Single-family (1)	$363	$784	$1,018	$226	$232
Commercial	—	—	—	—	972
Multi-family	—	—	—	465	—
Construction (2)	701	1,024	289	235	355
Land Acquisition and Development (3)	290	—	—	—	—
Consumer (4)	150	358	359	21	23
Commercial loans and leases	—	—	—	6	—

Total non-accrual loans	1,504	2,166	1,666	953	1,582

Accruing loans greater than 90 days Delinquent	—	—	—	—	—

Total non-performing loans	$1,504	$2,166	$1,666	$953	$1,582

Real estate owned	235	235	—	—	—

Total non-performing assets	$1,739	$2,401	$1,666	$953	$1,582

Troubled debt restructurings	$150	$—	$—	$—	$—

Potential problem loans	$—	$—	$—	$315	$342

Total non-performing loans and potential problem loans and troubled debt restructurings as a percentage of net loans receivable	3.81%	4.34%	2.96%	2.18%	3.41%

Total non-performing assets to total assets	0.58%	1.05%	0.47%	0.23%	0.37%

Total non-performing assets, troubled debt restructurings and potential problem loans as a percentage of total assets	0.64%	1.05%	0.47%	0.30%	0.45%

(1)	At June 30, 2012, non-accrual single-family residential real estate loans consisted of two loans.
(2)	At June 30, 2012, non-accrual construction loans consisted of one loan.
(3)	At June 30, 2012, non-accrual land acquisition & development loans consisted of one loan.
(4)	At June 30, 2012, non-accrual consumer loans consisted of one trouble debt restructuring.

The $662 thousand decrease in non-performing assets during the twelve months ended June 30, 2012 was primarily attributable to the payoff in full of one single-family residential real estate loan totaling $420 thousand, two home equity lines of credit totaling $359 thousand and the transfer to real estate owned and subsequent sale of one single-family residential construction loan totaling $323 thousand, which were partially offset by the classification to non-performing of one land loan totaling $290 thousand and one home equity line of credit totaling $150 thousand.

The Company had one non-accrual construction loan totaling $701 thousand, two non-accrual single-family real estate loans totaling approximately $363 thousand and one non-accrual land acquisition and development loan totaling approximately $290 thousand at June 30, 2012. The loans are in various stages of collection.

At June 30, 2012, the Company had one collateral dependent non-accrual construction loan totaling $701 thousand that was considered to be impaired.

The home for the impaired construction loan is almost entirely complete and currently being marketed for sale. The loan was originated as a construction loan to build a spec home with a well known and respected builder within our market. At June 30, 2012, the loan was twenty-four months past due for interest. The borrower is working closely with management of the Company and had agreed to change the listing real estate agency. Management has interviewed several real estate agencies as part of this process and they all have indicated that sales of similar properties in this market support the asking price and that the property is in an affluent market that tends to take a little longer to sell. The property’s appraised value (as completed) is $935 thousand, the current listing price is $899 thousand, and our book value is $701 thousand. The loan is considered impaired primarily due to its delinquency status.

Management weighed several factors in considering whether a discount to the appraised valuation was appropriate. In its analysis, management considered several qualitative factors including the length of time that the property has been on the market, the recent change in real estate agents and the associated $26 thousand reduction in the listing price, and the limited number of buyers for homes in this price range. Based upon the significant difference between the loan’s $701 thousand book value and the home’s current listing price of $899 thousand, management has concluded that no specific allocation of the ALLL is needed as of June 30, 2012. The Company will continue to monitor marketing efforts with the builder and his new real estate agent.

During fiscal 2012, 2011 and 2010, approximately $101 thousand, $154 thousand and $78 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $109 thousand, $17 thousand and $36 thousand, respectively.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2012, is adequate.

The allowance for loan losses at June 30, 2012 decreased $245 thousand to $385 thousand, from $630 thousand at June 30, 2011. The decreases in the allowance for loan losses was primarily attributable to a $171 thousand decrease in the ALLL related to construction loans primarily due to the partial charge-off of one single-family construction loan that was transferred into real estate owned and subsequently sold to another builder, a $32 thousand decrease in the ALLL related to consumer loans primarily due to the payoff in full of two non-accrual home equity lines of credit, a $34 thousand decrease in the ALLL related to land acquisition and development loans primarily due to reduced balances associated with payoffs in this segment of the loan portfolio, a $14 thousand decrease in the ALLL related to single-family residential mortgage loans due to the paydown on one previously classified non-accrual loan, a $40 thousand decrease in the ALLL related to commercial loans primarily due to reduced balances associated with payoffs in this segment of the loan portfolio, which were partially offset by a $50 thousand increase in the ALLL related to construction loans due to the larger than anticipated charge-off on the single-family construction taken into REO. The Company believes that the loan loss reserve levels are prudent and warranted at this time due to the weakness of the national economy. The changes in prior years reflected a number of factors, the most significant of which were the changes in the Company’s level of performing loans, non-performing assets and the industry trend towards greater emphasis on the allowance method of providing for loan losses.

The following table summarizes changes in the Company’s allowance for loan losses and other selected statistics for the periods indicated.

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Average net loans	$45,767	$54,276	$58,241	$57,776	$58,458

Allowance balance (at beginning of period)	$630	$645	$662	$956	$986
Provision for (Recovery of) loan losses	(104)	(15)	(11)	(294)	(123)
Charge-offs:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	141	—	—	—	—
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	6	—	—

Total charge-offs	141	—	6	—	—

Recoveries:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	93
Construction	—	—	—	—	—
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total recoveries	—	—	—	—	93

Net loans charged-off	141	—	6	—	(93)

Allowance balance (at end of period)	$385	$630	$645	$662	$956

Allowance for loan losses as a percentage of total loans receivable	0.97%	1.24%	1.13%	1.12%	1.66%

Net loans charged-off (recovered) as a percentage of average net loans	0.31%	0.00%	0.01%	0.00%	(0.16)%

Allowance for loan losses to non-performing loans	25.60%	29.09%	38.72%	69.46%	60.43%

Net loans charged-off (recovered) to allowance for loan losses	36.62%	0.00%	0.93%	0.00%	(9.73)%

Recoveries to charge-offs	0.00%	0.00%	0.00%	0.00%	0.00%

The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

	At June 30,
	2012		2011		2010		2009		2008
	% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate loans:
Single-family	$73	33.92%	$87	29.60%	$147	30.24%	$79	25.44%	$50	27.85%
Multi-family	26	12.76	27	10.60	28	9.88	45	8.17	28	9.81
Commercial	76	19.13	79	15.27	66	13.39	81	15.58	396	11.51
Construction	122	12.54	243	22.85	47	26.41	80	25.37	67	23.39
Land acquisition and development	21	5.09	55	5.82	213	4.77	180	2.44	212	3.46
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total real estate Loans	318	83.44	491	84.14	501	84.69	465	77.00	753	76.02

Consumer loans:
Home equity	52	9.01	84	8.88	76	8.53	100	14.28	88	15.18
Other	1	0.72	1	0.64	1	0.49	3	1.76	31	1.28
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total consumer loans	53	9.73	85	9.52	77	9.02	103	16.04	119	16.46

Commercial loans:
Commercial loans	14	5.58	54	6.34	67	6.29	94	6.96	84	7.52
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total commercial loans	14	5.58	54	6.34	67	6.29	94	6.96	84	7.52

Obligations (other than securities and leases) of states and political subdivisions	—	1.25	—	0.00	—	0.00	—	0.00	—	0.00

	$385	100.00%	$630	100.00%	$645	100.00%	$662	100.00%	$956	100.00%

In accordance with generally accepted accounting principles, the Company established a separate reserve for off-balance sheet items beginning in fiscal 2006. At June 30, 2012 this accounting reserve totaled $28 thousand.

During the fiscal year ended June 30, 2012, the Company decreased the ALLL for construction loans by $121 thousand. The decrease was primarily attributable to a $10 thousand decrease to the ALLL attributable to the qualitative considerations within the unimpaired construction loan portfolio, and a $161 thousand decrease to the ALLL primarily due to the partial charge-off of one impaired construction loan, which was partially offset by a $50 thousand increase in the ALLL related to the larger than anticipated charge-off on the impaired construction loan. The decrease in the ALLL for the Company’s unimpaired construction loan portfolio, related to the qualitative considerations, is primarily attributable to reduced balances associated with payoffs in this segment of the loan portfolio.

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

Private-Label Collateralized Mortgage Obligations

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of June 30, 2012. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

		At June 30, 2012
		Rating			Book Value	Fair Value[1]		Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	A	$175	$172	[2]	$—
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	A	223	220	[2]	—
225458JZ2	CSFB 05-3 3A4	BBB	N/A	A	790	756		—
225458KE7	CSFB 2005-3 3A9	BBB	N/A	A	112	108	[2]	—
225458KE7	CSFB 2005-3 3A9	BBB	N/A	A	337	326	[2]	—
12669G3A7	CWHL 2005 16 A8	N/A	B2	CC	204	202		—
12669G3A7	CWHL 2005 16 A8	N/A	B2	CC	372	366		—
12669G3A7	CWHL 2005 16 A8	N/A	B2	CC	509	502		—
12669G3A7	CWHL 2005 16 A8	N/A	B2	CC	557	550		—
126694CP1	CWHL SER 21 A11	N/A	Caa1	CC	3,704	4,148		201
126694KF4	CWHL SER 24 A15	CC	N/A	CC	562	661		33
126694KF4	CWHL SER 24 A15	CC	N/A	CC	1,124	1,321		66
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	268	265		—
16162WLW7	CHASE SER S2 A10	N/A	B1	BBB	375	371		—
126694MP0	CWHL SER 26 1A5	CC	N/A	CC	628	624		24

					$9,940	$10,592		$324

For a detailed discussion of the Company’s mortgage-backed securities, including our private-label collateralized mortgage obligations, please see Management’s Discussion and Analysis, “Investments”, in the Company’s fiscal year 2012 Annual Report included as Exhibit 13.

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

[1]	Fair value estimate provided by the Company’s independent third party valuation consultant, unless otherwise noted.
[2]	Fair value estimate provided by the Company’s independent third party accounting service.

The following tables set forth the amortized cost and estimated fair values of the Company’s investment securities portfolio at the dates indicated.

	2012	2011	2010
Investment Securities Available for Sale at June 30,	(Dollars in Thousands)

Corporate debt obligations	$55,965	$1,067	$—
Foreign debt securities (1)	1,671	—	—

Total amortized cost	57,636	1,067	—
Equity securities	—	—	—

Total amortized cost	$57,636	$1,067	$—

Total estimated fair value	$57,620	$1,064	$—

Investment Securities Held to Maturity at June 30,

Corporate debt obligations	$22,810	$41,227	$83,710
Foreign debt securities (1)	2,002	3,514	9,711
U.S. Government agency securities	57,588	40,068	55,002
Obligations of states and political subdivisions	—	3,565	4,770

	82,400	88,374	153,193
FHLB stock	7,595	9,324	10,875

Total amortized cost	$89,995	$97,698	$164,068

Total estimated fair value	$91,654	$100,298	$168,254

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

At June 30, 2012, the Company had no securities classified as trading investment securities.

The following table sets forth information with respect to the investment securities, comprised solely of corporate debt obligations, owned by the Company at June 30, 2012 which had a carrying value greater than 10% of the Company’s stockholders’ equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All corporate securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services.

Name of Issuer	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
General Electric Capital Corp.	$4,028	$4,049
Exelon Generation Co. LLC	3,538	3,538
PPL Energy Supply LLC	3,347	3,347
Detroit Edison Co.	3,293	3,394
Sempra Energy	3,279	3,279

For a detailed discussion of the Company’s Investment Securities, please see Management’s Discussion and Analysis, “Investments”, in the Company’s fiscal year 2012 Annual Report included as Exhibit 13.

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

During fiscal 2010, the Company began to utilize wholesale deposits in order to rebalance its short-term liability structure, and to partially finance its holdings of corporate debt and private label CMO securities. The use of wholesale deposits also allowed the Company to better match its corporate bond maturities and cash-flows from its private label CMO securities. During fiscal 2011, the Company entirely repaid certificates of deposit issued through the CDARS One-Way Buy Program totaling $49.5 million and other brokered certificates of deposit totaling $5.6 million. At June 30, 2011, the Company had other brokered CD’s totaling $248 thousand which was repaid in July 2011. At June 30, 2012, the Company had no brokered certificates of deposits.

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended June 30,
	2012	2011	2010
	(Dollars in Thousands)
Increase (decrease) before interest credited	$(2,178)	$(59,191)	$54,168
Interest credited	585	1,035	1,439

Net deposit increase (decrease)	$(1,593)	$(58,156)	$55,607

The following table sets forth maturities of the Company’s certificates of deposit of $100,000 or more at June 30, 2012, by time remaining to maturity.

Amounts
(Dollars in Thousands)

Three months or less	$1,431
Over three months through six months	749
Over six months through twelve months	1,545
Over twelve months	1,675

$5,400

The following table sets forth the average balances of the Company’s deposits and the average rates paid thereon for the past three years. Average balances were derived from daily average balances.

	At June 30,
	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Regular savings and club accounts	$38,577	0.16%	$35,743	0.21%	$33,824	0.35%
NOW accounts	19,394	0.04	19,265	0.04	18,442	0.04
Money market deposit accounts	23,492	0.18	23,325	0.25	23,451	0.35
Certificate of deposit accounts	43,630	0.97	86,148	0.89	67,756	1.53
Escrows	495	1.41	510	1.57	584	1.54

Total interest-bearing deposits and escrows	125,588	0.43	164,991	0.56	144,057	0.87
Non-interest-bearing checking accounts	17,065	0.00	14,734	0.00	15,144	0.00

Total deposits and escrows	$142,653	0.38%	$179,725	0.51%	$159,201	0.79%

For a detailed discussion of the Company’s deposits, please see Management’s Discussion and Analysis, “Deposits”, in the Company’s fiscal year 2012 Annual Report included as Exhibit 13.

Borrowings. For a detailed discussion of the Company’s borrowings and asset and liability management activities, please see Management’s Discussion and Analysis, “Borrowed Funds” and “Quantitative and Qualitative Disclosures about Market Risk”, in the Company’s fiscal year 2012 Annual Report included as Exhibit 13.

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

Employees

The Company had 32 full-time employees and 14 part-time employees as of June 30, 2012. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

REGULATION AND SUPERVISION

Recently Enacted Regulatory Reform. On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The new law establishes an independent federal consumer protection bureau within the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The following discussion summarizes significant aspects of the new law that may affect WVS and the Savings Bank. Many of the regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

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

•	Tier I capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through the end of 2012.

•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

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

•

Public companies are now required, or for smaller companies such as WVS will be required for meetings after January 21, 2013 to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•

A separate, non-binding shareholder vote is now required, or for smaller companies such as WVS will be required for meetings after January 21, 2013 regarding golden parachutes for named executive officers when a shareholder votes takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•

Securities exchanges are now required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

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

•

Item 402 of Regulation S-K was amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies, such as the Company, are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Recent Regulatory Capital Proposals. The Federal Reserve Board and the FDIC were part of a recent joint proposal seeking comment on three notices of proposed rulemaking (“NPR”) that would revise and replace the agencies’ current capital rules in connection with the Basel accords. The two NPRs discussed below concern capital issues of significant importance to the Bank and, under certain circumstances, the Company. The third NPR, related to advanced approaches and market risk capital rules, is not applicable to the organization’s current operations.

The first NPR relates to Basel III and proposes to revise risk-based and leverage capital requirements, including the implementation of new common equity Tier 1 capital requirements and a higher minimum Tier 1 capital requirement. Also included in the NPR are proposed limitations on capital distributions and certain discretionary bonus payments for banking organizations not holding a specified buffer of common equity Tier 1 capital in excess of its minimum risk-based capital requirement. Revisions to the prompt correction action framework and the tangible common equity definition are also included in the NPR. The other NPR applicable to the organization’s operations proposes a standardized approach for risk-weighted assets to enhance risk sensitivity and to address certain weaknesses identified over recent years, including methods for determining risk-weighted assets for residential mortgages, securitization exposures and counterparty credit risk. The proposed changes in the two NPRs would be applicable to the Savings Bank and would become applicable to the Company if its assets were to exceed $500 million.

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

Limitations on Transactions with Affiliates. Transactions between savings banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank includes any company or entity which controls the savings bank or that, is controlled by a company that controls the savings bank. In a holding company context, the parent holding company of a savings bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A (i) limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by a savings bank to an affiliate.

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings bank’s loans to one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

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

The Dodd-Frank Act permanently increased deposit insurance on most accounts from $100,000 to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest-bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the Federal Deposit Insurance Corporation’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012. The unlimited deposit insurance for non-interest-bearing transaction accounts was extended by the Dodd-Frank Act through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system). The Savings Bank did participate in the temporary liquidity guarantee program.

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices that were due September 30, 2011.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The assessment rate is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

On November 12, 2009, the Federal Deposit Insurance Corporation approved a requirement for insured deposit institutions to prepay 13 quarters of estimated insurance assessments. Prepayment of the assessment was included with the December 30, 2009 invoice and totaled approximately $1.2 million. Unlike a special assessment, this prepayment will not immediately affect bank earnings. Banks recorded the prepaid assessment as a non-earning asset and amortize the actual risk-based premium payments at the end of each quarter.

The Savings Bank is a “well capitalized” institution as of June 30, 2012.

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

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2012, the Savings Bank met each of its capital requirements.

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

At June 30, 2012, the Savings Bank was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions.

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

Audit by IRS. The Company’s consolidated federal income tax returns for taxable years through December 31, 2008, have been closed for the purpose of examination by the Internal Revenue Service.

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

The Company has investments in MBS, including agency and private label MBS. These investments carry a significant amount of risk, relative to other investments within the Company’s portfolio. The total MBS portfolio accounts for 28.9% of the Company’s total assets and 13.2% of the Company’s total interest income. The PLMBS segment accounts for 3.6% of the Company’s total assets and 3.2% of the Company’s total interest income.

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

During fiscal 2010, 2011, and 2012, the Company recorded $194 thousand, $0, and $131 thousand, respectively, of credit impairment charges, and $2.3 million, $0, and $114 thousand, respectively, to accumulated other comprehensive income, (net of income tax effect of $1.2 million, $0, and $58 thousand, respectively). During fiscal 2010, 2011 and 2012, the Company was able to accrete back into other comprehensive income $0, $496 thousand and $495 thousand, respectively, (net of income tax effect of $0, $256 thousand and $255 thousand, respectively), based on principal repayments on private-label mortgage-backed securities previously identified with OTTI. Cash repayments on the Company’s PLMBS portfolio totaled $9.2 million, $22.1 million and $13.4 million, for fiscal years 2010, 2011 and 2012, respectively.

During fiscal 2011, the level of delinquencies continued at high levels within the PLMBS portfolio. Continued deterioration in the mortgage and credit markets could result in additional other-than-temporary impairment charges in our legacy PLMBS which could negatively affect the Company’s financial condition, results of operations, or its capital position. During fiscal 2012, there was one additional private-label mortgage-backed securities identified to have OTTI, and an additional credit impairment was recognized on one private-label mortgage-backed security previously identified with OTTI.

At June 30, 2012, the Company had 6 positions in PLMBS with identified accounting impairments. Based on its analysis, the Company has concluded that three PLMBS are other-than-temporarily impaired, as discussed above. The remaining securities portfolio has experienced unrealized losses and a decreased fair value due to interest rate volatility, illiquidity in the market place or credit deterioration in the U.S. mortgage markets.

The amount of unrealized losses decreased to $2.1 million at June 30, 2012 from $2.8 million at June 30, 2011. The amount of unrealized losses decreased primarily due to cash repayments of principal on the PLMBS, and also due to increases in the estimated fair values of the PLMBS over time.

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

In connection with a previous regulatory examination of the Savings Bank, including a review of the Savings Bank private label mortgage–backed securities portfolio and the downgrades of certain private label CMO’s within the Savings Bank’s investment portfolio, the Savings Bank previously agreed to take certain actions to monitor and improve asset quality and its regulatory capital. These actions included additional documentation and monitoring procedures relating to its assessment of other than temporary impairment and the market (fair) value estimates of its investment securities, the submission of a capital plan to the FDIC and the Pennsylvania Department of Banking (the “Department”), and a requirement to obtain the prior non-objection from its regulatory banking agencies for any dividends payable by the Savings Bank to the Company. As a result of a recent regulatory examination of the Savings Bank, these requirements have been removed except that the Savings Bank agreed that it will continue to obtain the prior non-objection from the FDIC and the Department for any dividends payable by the Savings Bank to the Company. Similar commitments that the Company agreed to with the Federal Reserve have been removed.

The Company previously announced and reported a reduction of its quarterly cash dividend from $0.16 to $0.04 per share along with the suspension of common stock repurchases under its stock repurchase program. The Company believes that these actions demonstrate its commitment to serve as a source of strength to the Savings Bank and are appropriate in light of today’s economic environment. The Company believes that its stand alone liquidity is strong with liquid assets totaling approximately $1.3 million at June 30, 2012. This level of liquidity could support operating expenses and the current dividend for about three years without any dividend income from the Savings Bank. Dividends are subject to declaration by the Board of Directors, which take into account the Company’s financial condition, earnings, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

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

The Federal Deposit Insurance Corporation issued a final rule pursuant to which all insured depository institutions were required to prepay on December 30, 2009 their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. We prepaid $1.2 million of our assessments on December 30, 2009, based on our deposits and assessment rate as of September 30, 2009. The prepaid balance will be reduced by the actual expense for our quarterly assessments, until the balance is exhausted. Depending on how our actual assessments compare to the estimated assessments, the prepaid balance may be exhausted earlier than or later than the planned three year time period.

The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessment rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due beginning on September 30, 2011.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2012.

Description/Address	Leased/Owned

McCandless Office 9001 Perry Highway Pittsburgh, PA 15237	Owned

West View Boro Office 456 Perry Highway Pittsburgh, PA 15229	Owned

Cranberry Township Office 20531 Perry Highway Cranberry Township, PA 16066	Owned

Sherwood Oaks Office 100 Norman Drive Cranberry Township, PA 16066	Leased(1)

Bellevue Boro Office 572 Lincoln Avenue Pittsburgh, PA 15202	Leased(2)

Franklin Park Boro Office 2566 Brandt School Road Wexford, PA 15090	Owned

(1)	The Company operates this office out of a retirement community. The lease is for a period of 21 months ending in December 2013.
(2)	The lease is for a period of 10 years ending in November 2016.

Item 3.	Legal Proceedings.

(a) The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b) Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information required herein is incorporated by reference from page 77 of the Company’s 2012 Annual Report to Stockholders included as Exhibit 13 (“2012 Annual Report”).

(b)	Not applicable.

(c)	Not applicable.

Item 6.	Selected Financial Data.

The information required herein is incorporated by reference from pages 2 to 3 of the Company’s 2012 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required herein is incorporated by reference from pages 4 to 16 of the Company’s 2012 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required herein is incorporated by reference from pages 16 to 23 of the Company’s 2012 Annual Report.

Item 8.	Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 24 to 76 of the Company’s 2012 Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of June 30, 2012. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

The information required herein is incorporated by reference from pages 2 to 7 of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders dated September 18, 2012 (“Proxy Statement”).

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

Keith A. Simpson. Age 55. Mr. Simpson has been Treasurer of the Company and the Savings Bank since April 2003 and Vice President and Chief Accounting Officer of the Company and the Savings Bank since November 2002. Previously, Mr. Simpson was Controller and Assistant Treasurer of the Savings Bank since October 1995. In October 2008, Mr. Simpson filed personal bankruptcy under Chapter 7 of the U.S. Bankruptcy Code, which was discharged in February 2009.

Bernard P. Lefke. Age 61. Mr. Lefke has been Vice President of Savings of the Savings Bank since February 1991. Previously, Mr. Lefke was an Assistant Vice President and Branch Manager of the Savings Bank since 1981.

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

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of June 30, 2012.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	124,519	$16.20	27,481

Equity compensation plans not approved by security holders	—	—	—

Total	124,519	$16.20	27,481

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from pages 4 and 13 of the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required herein is incorporated by reference from pages 14 to 15 of the Company’s Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

(1)	The following documents are filed as part of this report and are incorporated herein by reference from the Company’s 2012 Annual Report.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheet at June 30, 2012 and 2011.

Consolidated Statement of Income for the Years Ended June 30, 2012, 2011 and 2010.

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended June 30, 2012, 2011 and 2010.

Consolidated Statement of Cash Flows for the Years Ended June 30, 2012, 2011 and 2010.

Notes to the Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission (“SEC”) are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K/A, and this list includes the Exhibit Index.

No.	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 1, 2007.

3.2	Amended and Restated By-Laws	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 28, 2009.

4	Stock Certificate of WVS Financial Corp.	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.1	WVS Financial Corp. Amended and Restated Recognition Plans and Trusts for Executive Officers, Directors and Key Employees *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.2	WVS Financial Corp. Employee Stock Ownership Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.3	Amended West View Savings Bank Employee Profit Sharing Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.4	Amended and Restated Employment Agreement between WVS Financial Corp., West View Savings Bank and David Bursic *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.5	Amended and Restated Directors Deferred Compensation Program *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

No.	Description	Location

10.6	WVS Financial Corp. 2008 Stock Incentive Plan *	Incorporated by reference from the Definitive Proxy Statement filed by the Company with the SEC on September 26, 2008.

13	2011 Annual Report to Stockholders	Filed herewith

14.1	Ethics Policy	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

14.2	Code of Ethics for Senior Financial Officers	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

21	Subsidiaries of the Registrant – Reference is made to Item 1. “Business” for the required information	—

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Accounting Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Accounting Officer	Filed herewith

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document**

*	Management contract or compensatory plan or arrangement.
**	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

September 18, 2012	By:	/s/ David J. Bursic
David J. Bursic
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David J. Bursic
David J. Bursic, Director, President and Chief Executive Officer (Principal Executive Officer)	September 18, 2012

/s/ Keith A. Simpson
Keith A. Simpson, Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	September 18, 2012

/s/ David L. Aeberli
David L. Aeberli,	September 18, 2012
Chairman of the Board of the Directors

/s/ John W. Grace
John W. Grace, Director	September 18, 2012

/s/ Jonathan D. Hoover
Jonathan D. Hoover, Director and Senior Vice President	September 18, 2012

/s/ Lawrence M. Lehman
Lawrence M. Lehman, Director	September 18, 2012

/s/ Margaret VonDerau
Margaret VonDerau, Director	September 18, 2012