Form 10-K/A
period 2012-06-30
WVS FINANCIAL CORP
filed 2012-09-19
CIK 910679

Amendment No. 1 to Form 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities Exchange Commission on September 18, 2012, is to furnish Exhibit 101 to the form 10-K as required by Rule 405 of Regulation S-T. Exhibit 101 to this report contains information from WVS Financial Corp.’s Annual Report on Form 10-K formatted in eXtensible Business Reporting Language (XBRL).

Investors should continue to rely on the originally filed version of the Form 10-K in making investment decisions. No other changes have been made to the form 10-K other than those described above. This Form 10-K/A Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update any disclosures made in the Form 10-K.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files included in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

The following exhibits are filed as part of this Form 10-K/A, and this list includes the Exhibit Index.

No.	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 1, 2007.

3.2	Amended and Restated By-Laws	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 28, 2009.

4	Stock Certificate of WVS Financial Corp.	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.1	WVS Financial Corp. Amended and Restated Recognition Plans and Trusts for Executive Officers, Directors and Key Employees *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.2	WVS Financial Corp. Employee Stock Ownership Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.3	Amended West View Savings Bank Employee Profit Sharing Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.4	Amended and Restated Employment Agreement between WVS Financial Corp., West View Savings Bank and David Bursic *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.5	Amended and Restated Directors Deferred Compensation Program *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

No.	Description	Location

10.6	WVS Financial Corp. 2008 Stock Incentive Plan *	Incorporated by reference from the Definitive Proxy Statement filed by the Company with the SEC on September 26, 2008.

13	2011 Annual Report to Stockholders	***

14.1	Ethics Policy	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

14.2	Code of Ethics for Senior Financial Officers	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

21	Subsidiaries of the Registrant – Reference is made to Item 1. “Business” for the required information	—

23	Consent of Independent Registered Public Accounting Firm	***

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Accounting Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Accounting Officer	Filed herewith

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document**

*	Management contract or compensatory plan or arrangement.
**	These interactive data files shall not be deemed filed for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.
***	Filed with the WVS Financial Corp. Form 10-K on September 18, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

September 19, 2012	By:	/s/ David J. Bursic
David J. Bursic
President and Chief Executive Officer

5