Form 10-Q
period 2012-09-30
WVS FINANCIAL CORP
filed 2012-11-13
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Shares outstanding as of November 13, 2012: 2,057,930 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	September 30, 2012	June 30, 2012
Assets
Cash and due from banks	$2,162	$2,314
Interest-earning demand deposits	400	192

Total cash and cash equivalents	2,562	2,506
Certificates of deposit	846	846
Investment securities available-for-sale (amortized cost of $81,034 and $57,636)	81,382	57,620
Investment securities held-to-maturity (fair value of $79,472 and $84,059)	77,880	82,400
Mortgage-backed securities held-to-maturity (fair value of $85,558 and $79,813)	84,699	79,086
Net loans receivable (allowance for loan losses of $361 and $385)	38,704	39,433
Accrued interest receivable	1,876	1,621
Federal Home Loan Bank stock, at cost	6,868	7,595
Real estate owned	239	235
Premises and equipment, net	608	583
Prepaid FDIC insurance premium	131	163
Deferred tax assets (net)	839	1,047
Other assets	220	206

TOTAL ASSETS	$296,854	$273,341

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$16,333	$15,642
NOW accounts	20,653	20,834
Savings accounts	39,190	39,770
Money market accounts	24,645	23,837
Certificates of deposit	40,640	41,508
Advance payments by borrowers for taxes and insurance	213	582

Total deposits	141,674	142,173
Federal Home Loan Bank advances: long-term	17,500	17,500
Federal Home Loan Bank advances: short-term	105,438	79,270
Accrued interest payable	258	257
Other liabilities	875	3,728

TOTAL LIABILITIES	265,745	242,928

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none Issued	—	—
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued	38	38
Additional paid-in capital	21,464	21,458
Treasury stock: 1,747,706 and 1,747,706 shares at cost, respectively	(26,690)	(26,690)
Retained earnings, substantially restricted	37,296	36,992
Accumulated other comprehensive loss	(999)	(1,385)

TOTAL STOCKHOLDERS’ EQUITY	31,109	30,413

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$296,854	$273,341

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,
	2012	2011
INTEREST INCOME:
Loans	$586	$860
Investment securities – taxable	780	724
Investment securities – non-taxable	—	42
Mortgage-backed securities	247	230
Certificates of deposit	2	11
FHLB Stock	2	—

Total interest and dividend income	1,617	1,867

INTEREST EXPENSE:
Deposits	108	152
Federal Home Loan Bank advances – long-term	211	244
Federal Home Loan Bank advances – short-term	53	11

Total interest expense	372	407

NET INTEREST INCOME	1,245	1,460
RECOVERY OF LOAN LOSSES	(24)	(19)

NET INTEREST INCOME AFTER RECOVERY OF LOAN LOSSES	1,269	1,479

NON-INTEREST INCOME:
Service charges on deposits	51	60
Investment securities gains	8	—

Other than temporary impairment losses	—	(197)
Portion of loss recognized in other comprehensive income (before taxes)	—	173

Net impairment loss recognized in earnings	—	(24)

Other	71	65

Total non-interest income	130	101

NON-INTEREST EXPENSE:
Salaries and employee benefits	493	479
Occupancy and equipment	75	78
Data processing	61	56
Correspondent bank service charges	14	21
Deposit insurance premium	36	55
Other	254	288

Total non-interest expense	933	977

INCOME BEFORE INCOME TAXES	466	603
INCOME TAX EXPENSE	81	193

NET INCOME	$385	$410

EARNINGS PER SHARE:
Basic	$0.19	$0.20
Diluted	$0.19	$0.20

AVERAGE SHARES OUTSTANDING:
Basic	2,057,930	2,057,930
Diluted	2,057,930	2,057,930

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,
	2012	2011

NET INCOME	$385	$410

OTHER COMPREHENSIVE INCOME

Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	356	(128)
Income tax effect	121	(43)

	235	(85)

Gains recognized in earnings	8	—
Income tax effect	3	—

	5	—
Unrealized holdings gains (losses) on securities available for sale not other-than-temporarily impaired, net of tax	240	(85)

Securities held to maturity other-than-temporarily impaired:
Total losses	—	(197)
Losses recognized in earnings	—	(24)

Losses recognized in comprehensive income	—	(173)
Income tax effect	—	(59)

	—	(114)
Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	221	106
Income tax effect	75	36

	146	70
Unrealized holding gains (losses) on other-than-temporarily impaired Securities held to maturity, net of tax	146	(44)

Unrealized holding gains (losses) on securities, net	386	(129)

Other comprehensive income (loss)	386	(129)

NET COMPREHENSIVE INCOME	$771	$281

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income(Loss)	Total
Balance at June 30, 2012	$38	$21,458	$(26,690)	$36,992	$(1,385)	$30,413

Comprehensive income:

Net Income				385		385
Other comprehensive income:
Accretion of other-than-temporary impairment on securities held to maturity, net of income tax effect of $ 75					146	146
Change in unrealized holding gains on securities available for sale, net of income tax effect of $ 124					240	240

Comprehensive income						771

Expense of stock options awarded	—	6				6

Cash dividends declared ($0.04 per share)				(81)		(81)

Balance at September 30, 2012	$38	$21,464	$(26,690)	$37,296	$(999)	$31,109

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES

Net income	$385	$410
Adjustments to reconcile net income to cash provided by operating activities:
Recovery of loan losses	(24)	(19)
Net impairment loss recognized in earnings	—	24
Depreciation	23	21
Gain on sale of investments	(8)	—
Accretion of discounts, premiums and deferred loan fees	668	54
Deferred income taxes	208	35
Increase in prepaid accrued income taxes	6	49
(Increase) decrease in accrued interest receivable	(255)	12
Increase (decrease) in accrued interest payable	1	(22)
Decrease in deferred director compensation payable	(8)	(8)
Decrease of prepaid federal deposit insurance premium	32	54
Decrease in transaction account clearing balance payable to Federal Reserve	—	(733)
Other, net	(297)	67

Net cash provided by (used for) operating activities	731	(56)

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	(31,511)	(21,523)
Proceeds from repayments of investments	2,803	—
Proceeds from sales of investments	1,891	—
Held-to-maturity:
Purchases of investment securities	—	(3,573)
Purchases of mortgage-backed securities	(23,529)	(10,243)
Proceeds from repayments of investments	4,511	35,783
Proceeds from repayments of mortgage-backed securities	18,145	7,865
Purchases of certificates of deposit	—	(449)
Maturities/redemptions of certificates of deposit	—	785
Decrease in net loans receivable	752	1,760
Redemption of FHLB stock	727	466
Capital improvements to other real estate owned	(4)	—
Acquisition of premises and equipment	(48)	(14)

Net cash (used for) provided by investing activities	(26,263)	10,857

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2012	2011
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$738	$8,297
Net decrease in certificates of deposit	(1,066)	(4,692)
Net decrease in advance payments by borrowers for taxes and insurance	(369)	(428)
Net decrease in brokered CDs	—	(248)
Net increase in CDARS one-way buy CDs	198	—
Repayments of Federal Home Loan Bank long-term advances	—	(5,000)
Net increase (decrease) in FHLB short-term advances	26,168	(4,169)
Cash dividends paid	(81)	(82)

Net cash provided by (used for) financing activities	25,588	(6,322)

Increase in cash and cash equivalents	56	4,479

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,506	1,960

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,562	$6,439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$371	$429
Income taxes	$141	$42

Non-cash items:
Educational Improvement Tax Credit	$86	$98
Mortgage Loans Transferred to Real Estate Owned	$—	$182

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2012, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company has provided the necessary disclosure in the Consolidated Statement of Comprehensive Income.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended September 30,
	2012	2011

Weighted average common shares issued	3,805,636	3,805,636
Average treasury stock shares	(1,747,706)	(1,747,706)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,057,930	2,057,930
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,057,930	2,057,930

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At September 30, 2012, there were 124,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three month period. At September 30, 2011 there were 124,824 options outstanding with an exercise price ranging from $15.77 to $16.20 which were anti-dilutive for the three month period.

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

During the three month periods ended September 30, 2012 and 2011, the Company recorded $6 thousand and $6 thousand, respectively, in compensation expense related to our share-based compensation awards. As of September 30, 2012, there was approximately $27 thousand of unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009. That cost is expected to be recognized over the next two years.

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

The Company had 43,552 non-vested stock options outstanding at September 30, 2012, and 67,374 unvested stock options outstanding at September 30, 2011. There were no stock options exercised or issued during the three months ended September 30, 2012 and 2011.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
September 30, 2012

AVAILABLE FOR SALE
Corporate debt securities	$76,566	$337	$(8)	$76,895
Foreign debt securities [1]	4,468	19	—	4,487

Total	$81,034	$356	$(8)	$81,382

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
September 30, 2012

HELD TO MATURITY
U.S. government agency securities	$55,344	$143	$(1)	$55,486
Corporate debt securities	20,535	1,376	—	21,911
Foreign debt securities [1]	2,001	74	—	2,075

Total	$77,880	$1,593	$(1)	$79,472

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2012

AVAILABLE FOR SALE
Corporate debt securities	$55,965	$116	$(129)	$55,952
Foreign debt securities [1]	1,671	—	(3)	1,668

Total	$57,636	$116	$(132)	$57,620

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2012

HELD TO MATURITY
U.S. government agency securities	$57,588	$131	$(4)	$57,715
Corporate debt securities	22,810	1,442	—	24,252
Foreign debt securities [1]	2,002	90	—	2,092

Total	$82,400	$1,663	$(4)	$84,059

During the three months ended September 30, 2012, and 2011, the Company recorded gross realized investment security gains of $8 thousand, and $0, respectively. Proceeds from sales of investment securities during the three months ended September 30, 2012 and 2011, were $1.891 million and $0, respectively.

The amortized cost and fair values of debt securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through two years	Due after two through three years	Due after three through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$25,007	$37,110	$17,092	$1,825	$—	$—	$81,034
Fair value	25,096	37,280	17,172	1,834	—	—	81,382

HELD TO MATURITY
Amortized cost	$8,766	$8,229	$998	$2,100	$57,787	$—	$77,880
Fair value	8,946	8,635	1,125	2,326	58,440	—	79,472

At September 30, 2012, investment securities with amortized costs of $50.308 million and fair values of $50.434 million were pledged to secure public deposits, and borrowings with the Federal Home Loan Bank. Of the securities pledged, $6.554 million of fair value was excess collateral. At September 30, 2011, investment securities with amortized costs of $378 thousand and fair values of $375 thousand were pledged to secure public deposits, and borrowings with the Federal Home Loan Bank. Of the securities pledged, there was no fair value of excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

6.	MORTGAGE-BACKED SECURITIES

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

At September 30, 2012, the Company’s Agency CMO’s totaled $76.9 million as compared to $69.1 million at June 30, 2012. The Company’s private-label CMO’s totaled $7.8 million at September 30, 2012 as compared to $9.9 million at June 30, 2012. The $5.6 million increase in the CMO segment of our MBS portfolio was primarily due to purchases of U.S. Government Agency CMO’s totaling $23.5 million which more than offset repayments on our Agency CMO’s totaling $15.8 million and $2.3 million in repayments on our private-label CMO’s. During the three months ended September 30, 2012, the Company received principal payments totaling $2.3 million on its private-label CMO’s. At September 30, 2012, approximately $84.7 million or 100.0% (book value) of the Company’s MBS portfolio, including CMO’s, were comprised of adjustable or floating rate investments, as compared to $79.0 million or 100.0% at June 30, 2012. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of September 30, 2012. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

		At September 30, 2012
		Rating			Book Value	Fair Value[1]		Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(Dollars in Thousands)
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	A	$136	$135	[2]	$—
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	A	174	172	[2]	—
225458JZ2	CSFB 05-3 3A4	BBB	N/A	A	791	782	[2]	—
225458KE7	CSFB 2005-3 3A9	BBB	N/A	A	111	108		—
225458KE7	CSFB 2005-3 3A9	BBB	N/A	A	337	325		—
12669G3A7	CWHL 2005 16 A8	N/A	B2	CC	62	62		—
12669G3A7	CWHL 2005 16 A8	N/A	B2	CC	113	112		—
12669G3A7	CWHL 2005 16 A8	N/A	B2	CC	155	154		—
12669G3A7	CWHL 2005 16 A8	N/A	B2	CC	169	168		—
126694CP1	CWHL SER 21 A11	N/A	Caa2	CC	3,295	3,841		201
126694KF4	CWHL SER 24 A15	CC	N/A	CC	488	563		33
126694KF4	CWHL SER 24 A15	CC	N/A	CC	976	1,125		66
16162WLW7	CHASE SER S2 A10	N/A	B2	BBB	179	177	[2]	—
16162WLW7	CHASE SER S2 A10	N/A	B2	BBB	251	248	[2]	—
126694MP0	CWHL SER 26 1A5	CC	N/A	CC	592	606		24

					$7,829	$8,578		$324

The Company retains an independent third party to assist it in the determination of a fair value for six of its private-label CMO’s. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMO’s and there can be no assurance that any secondary market for private-label CMO’s will develop. Of the three private-label CMO’s not evaluated by the independent third party, two had a balance of less than $500 thousand, and all have estimated remaining lives of less than twelve months. The Company decided that the possibility of an other-than-temporary impairment is remote. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at September 30, 2012. During the three months ending September 30, 2012, the Company reversed $221 thousand of non-credit unrealized holding losses on three of its private-label CMO’s with other than temporary impairment (OTTI) due to principal repayments. No additional other than temporary impairments were identified during the quarter ended September 30, 2012.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

For three other private-label CMO’s, the Company used the fair value estimates provided by its independent third party investment accounting service. There was no OTTI associated with these three securities as of September 30, 2012 or in the past.

[1]	Fair value estimate provided by the Company’s independent third party valuation consultant, unless otherwise noted.
[2]	Fair value estimate provided by the Company’s independent third party accounting service.

The amortized cost and fair values of mortgage-backed securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
September 30, 2012
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$76,870	$127	$(17)	$76,980
Private-label	7,829	784	(35)	8,578

Total	$84,699	$911	$(52)	$85,558

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2012
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$69,146	$99	$(24)	$69,221
Private-label	9,940	740	(88)	10,592

Total	$79,086	$839	$(112)	$79,813

The amortized cost and fair value of mortgage-backed securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$—	$—	$—	$84,699	$84,699
Fair value	$—	$—	$—	$85,558	$85,558

At September 30, 2012 and June 30, 2012, mortgage-backed securities with an amortized cost of $76.9 million and $67.0 million and fair values of $77.0 million and $67.0 million, were pledged to secure borrowings with the Federal Home Loan Bank and public deposits.

7.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2012 and June 30, 2012.

	September 30, 2012
	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
U.S. government agencies securities	$352	$(1)	$—	$—	$—	$—	$352	$(1)
Corporate debt Securities	8,122	(8)	—	—	—	—	8,122	(8)
Collateralized mortgage obligations:
Agency	7,603	(1)	7,708	(11)	8,688	(5)	23,999	(17)
Private-label	—	—	—	—	2,443	(35)	2,443	(35)

Total	$16,077	$(10)	$7,708	$(11)	$11,131	$(40)	$34,916	$(61)

	June 30, 2012
	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
U.S. government agencies securities	$7,725	$(2)	$—	$—	$357	$(2)	$8,082	$(4)
Corporate debt Securities	17,670	(61)	2,001	(68)	—	—	19,671	(129)
Foreign Debt Securities[1]	1,093	(2)	575	(1)	—	—	1,668	(3)
Collateralized mortgage obligations:
Agency	11,279	(12)	272	(1)	11,260	(11)	22,811	(24)
Private-label	624	(4)	—	—	3,838	(84)	4,462	(88)

Total	$38,391	$(81)	$2,848	$(70)	$15,455	$(97)	$56,694	$(248)

For debt securities, impairment is considered to be other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its amortized cost basis, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell the security). In addition, impairment is considered to be other than temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a credit loss).

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

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

The following table presents a roll-forward of the credit loss component of the amortized cost of mortgage-backed securities that we have written down for OTTI and the credit component of the loss that is recognized in earnings. OTTI recognized in earnings for credit impaired mortgage-backed securities is presented as additions in two components based upon whether the current period is the first time the mortgage-backed security was credit-impaired (initial credit impairment) or is not the first time the mortgage-backed security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe that we will be required to sell previously credit-impaired mortgage-backed securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit impaired mortgage-backed securities, the security matures or is fully written down.

	Three Months Ended September 30,
	2012	2011
	(Dollars in Thousands)

Beginning balance	$324	$194
Initial credit impairment	—	24
Subsequent credit impairment	—	—
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—
Reductions for securities sold	—	—
Reduction for increase in cash flows expected to be collected	—	—

Ending Balance	$324	$218

During the quarter ended September 30, 2012, the Company recorded no credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income. The Company was able to accrete back into other comprehensive income $146 thousand (net of income tax effect of $75 thousand), based on principal repayments on private-label CMO’s previously identified with OTTI.

In the case of its private label residential CMO’s that exhibit adverse risk characteristics, the Company employs models to determine the cash flows that it is likely to collect from the securities. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. A significant input to these models is the forecast of future housing price changes for the relevant states and metropolitan statistical areas, which are based upon an assessment of the various housing markets. In general, since the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Company, the Company uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against likely losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment.

In conjunction with our adoption of ASC Topic 820 effective June 30, 2009, the Company retained an independent third party to assist it with assessing five investments within the private label CMO portfolio. For the other three private-label CMO’s, the Company used the fair value estimates provided by its independent third party investment accounting service. There was no OTTI associated with these three securities at September 30, 2012 or in the past. The independent third parties utilized certain assumptions for producing the cash flow analyses used in the OTTI assessment. Key assumptions would include interest rates, expected market participant spreads and discount rates, housing prices, projected future delinquency levels and assumed loss rates on any liquidated collateral.

The Company reviewed the independent third party’s assumptions used in the September 30, 2012 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that no additional private-label CMO’s in the portfolio had an other-than-temporary impairment at September 30, 2012, keeping the total at three private-label CMO’s with OTTI at September 30, 2012.

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

In instances in which the Company determines that a credit loss exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the OTTI is separated into (1) the amount of the total impairment related to the credit loss and (2) the amount of the total impairment related to all other factors (i.e., the noncredit portion). The amount of the total OTTI related to the credit loss is recognized in earnings and the amount of the total OTTI related to all other factors is recognized in accumulated other comprehensive loss. The total OTTI is presented in the Consolidated Statement of Income with an offset for the amount of the total OTTI that is recognized in accumulated other comprehensive loss. Absent the intent or requirement to sell a security, if a credit loss does not exist, any impairment is considered to be temporary.

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

The Company has investments in 12 positions that are impaired at September 30, 2012, including 4 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that three private-label CMO’s are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

8.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of September 30, 2012 and June 30, 2012.

	September 30, 2012			June 30, 2012
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$12,978	$—	$12,978	$13,514	$—	$13,514
Construction	4,886	701	4,185	4,997	701	4,296
Land acquisition & development	1,987	—	1,987	2,029	—	2,029
Multi-family dwellings	5,010	—	5,010	5,083	—	5,083
Commercial	7,852	—	7,852	7,623	—	7,623

Consumer Loans
Home equity	1,339	—	1,339	1,402	—	1,402
Home equity lines of credit	2,350	150	2,220	2,188	150	2,038
Other	227	—	227	286	—	286

Commercial Loans	1,959	—	1,959	2,222	—	2,222

Obligations (other than securities and leases) of states and political subdivisions	500	—	500	500	—	500

	$39,088	$851	$38,237	$39,844	$851	$38,993

Less: Deferred loan fees	(23)			(26)
Allowance for loan losses	(361)			(385)

Total	$38,704			$39,433

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

The following table is a summary of the loans considered to be impaired as of September 30, 2012 and June 30, 2012, and the related interest income recognized for the three months ended September 30, 2012 and September 30, 2011:

	September 30, 2012	June 30, 2012
	(Dollars in Thousands)
Impaired loans with an allocated allowance
Construction loans	$701	$701
Impaired loans without an allocated allowance
Construction loans	—	—
Home equity lines of credit	150	150

Total impaired loans	$851	$851

Allocated allowance on impaired loans
Construction loans	$107	$105

	Three Months Ended
	September 30, 2012	September 30, 2011
	(Dollars in Thousands)
Average impaired loans
Construction loans	$701	$1,020
Home equity lines of credit	150	—

Total	$851	$1,020

Income recognized on impaired loans
Construction loans	$—	$—
Home equity lines of credit	2	—

Total	$2	$—

Total nonaccrual loans as of September 30, 2012 and June 30, 2012 and the related interest income recognized for the three months ended September 30, 2012 and September 30, 2011 are as follows:

	September 30, 2012	June 30, 2012
	(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$73	$363
Construction	1,052	701
Land acquisition & development	290	290
Home equity lines of credit	150	150

Total	$1,565	$1,504

	September 30, 2012	September 30, 2011
	(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$282	$565
Construction	1,051	1,020
Land acquisition & development	290	—
Home equity lines of credit	150	346

Total	$1,773	$1,931

Income that would have been recognized	$27	$31
Interest income recognized	41	102

Interest income foregone	$18	$23

The Company’s loan portfolio also includes troubled debt restructurings (TDR’s), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDR’s are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

When the Company modifies a loan, management evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If management determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or a charge-off to the allowance. Segment and class status is determined by the loan’s classification at origination.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 2012, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2012 and June 30, 2012:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
	(Dollars in Thousands)
September 30, 2012
First mortgage loans:
1 – 4 family dwellings	$12,905	$—	$—	$—	$73	$73	$12,978
Construction	3,834	—	—	—	1,052	1,052	4,886
Land acquisition & development	1,697	—	—	—	290	290	1,987
Multi-family dwellings	5,010	—	—	—	—	—	5,010
Commercial	7,852	—	—	—	—	—	7,852

Consumer Loans
Home equity	1,339	—	—	—	—	—	1,339
Home equity lines of credit	2,200	—	—	—	150	150	2,350
Other	227	—	—	—	—	—	227

Commercial Loans	1,956	3	—	—	—	3	1,959

Obligations (other than securities and leases) of states and political subdivisions	500	—	—	—	—	—	500

	$37,520	$3	$—	$—	$1,565	$1,568	39,088

Less: Deferred loan fees							(23)
Allowance for loan loss							(361)

Net Loans Receivable							$38,704

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
	(Dollars in Thousands)
June 30, 2012
First mortgage loans:
1 – 4 family dwellings	$13,151	$—	$—	$—	$363	$363	$13,514
Construction	4,296	—	—	—	701	701	4,997
Land acquisition & development	1,739	—	—	—	290	290	2,029
Multi-family dwellings	5,083	—	—	—	—	—	5,083
Commercial	7,623	—	—	—	—	—	7,623

Consumer Loans
Home equity	1,402	—	—	—	—	—	1,402
Home equity lines of credit	2,038	—	—	—	150	150	2,188
Other	286	—	—	—	—	—	286

Commercial Loans	2,219	—	3	—	—	3	2,222

Obligations (other than securities and leases) of states and political subdivisions	500	—	—	—	—	—	500

	$38,337	$—	$3	$—	$1,504	$1,507	39,844

Less: Deferred loan fees							(26)
Allowance for loan loss							(385)

Net Loans Receivable							$39,433

Credit quality information

The following tables represent credit exposure by internally assigned grades for the quarter ended September 30, 2012. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables presents the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at September 30, 2012 and June 30, 2012.

	September 30, 2012
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of states and political subdivisions
	(Dollars in Thousands)

Pass	$3,834	$1,697	$5,010	$7,852	$1,956	$500
Special Mention	—	—	—	—	—	—
Substandard	1,052	290	—	—	—	—
Doubtful	—	—	—	—	3	—

Ending Balance	$4,886	$1,987	$5,010	$7,852	$1,959	$500

	June 30, 2012
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of states and political subdivisions
	(Dollars in Thousands)

Pass	$4,296	$1,739	$5,083	$7,623	$2,219	$500
Special Mention	—	—	—	—	—	—
Substandard	701	290	—	—	—	—
Doubtful	—	—	—	—	3	—

Ending Balance	$4,997	$2,029	$5,083	$7,623	$2,222	$500

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended September 30, 2012 and June 30, 2012.

	September 30, 2012
	1 – 4 Family	Consumer
	(Dollars in Thousands)

Performing	$12,905	$3,766
Non-performing	73	150

Total	$12,978	$3,916

	June 30, 2012
	1 – 4 Family	Consumer
	(Dollars in Thousands)

Performing	$13,151	$3,726
Non-performing	363	150

Total	$13,514	$3,876

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

The Company had no unallocated loss allowance balance at September 30, 2012.

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

The following tables present the activity in the allowance for loan losses for the three month periods ended September 30, 2012 and 2011.

	As of September 30, 2012
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2012	$73	$122	$21	$26	$76	$53	$14	$385
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	(46)	20	(5)	(1)	4	4	—	(24)

Ending ALLL Balance at September 30, 2012	$27	$142	$16	$25	$80	$57	$14	$361

	As of September 30, 2011
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2011	$87	$243	$55	$27	$79	$85	$54	$630
Charge-offs	—	(140)	—	—	—	—	—	(140)
Recoveries	—	—	—	—	—	—	—	—
Provisions	(8)	32	(23)	—	—	(26)	6	(19)

Ending ALLL Balance at September 30, 2011	$79	$135	$32	$27	$79	$59	$60	$471

The following tables summarize the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2012 and June 30, 2012.

	As of September 30, 2012
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Individually evaluated for impairment	—	107	—	—	—	—	—	107
Collectively evaluated for impairment	27	35	16	25	80	57	14	254

	$27	$142	$16	$25	$80	$57	$14	$361

	As of June 30, 2012
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Individually evaluated for impairment	—	105	—	—	—	—	—	105
Collectively evaluated for impairment	73	17	21	26	76	53	14	280

	$73	$122	$21	$26	$76	$53	$14	$385

9.	FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. GAAP established a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:	Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.

Level III:	Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

The following tables present the assets reported on a recurring basis on the consolidated balance sheet at their fair value as of September 30, 2012 and June 30, 2012, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2012
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets Measured on a Recurring Basis:
Investment securities – available for sale:
Corporate securities	$—	$76,895	$—	$76,895
Foreign debt securities [1]	—	4,487	—	4,487

	$—	$81,382	$—	$81,382

	June 30, 2012
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets Measured on a Recurring Basis:
Investment securities – available for sale:
Corporate securities	$—	$55,952	$—	$55,952
Foreign debt securities [1]	—	1,668	—	1,668

	$—	$57,620	$—	$57,620

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

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

The Company has no Level 1 or Level 2 real estate owned. Level 3 real estate owned was comprised of one single-family residential property.

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair value as of September 30, 2012 and June 30, 2012, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2012
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets Measured on a Non-recurring Basis:
Impaired loans	$—	$—	$744	$744
Real estate owned	—	—	239	239

Total	$—	$—	$983	$983

	June 30, 2012
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets Measured on a Non-recurring Basis:
Impaired loans	$—	$—	$746	$746
Real estate owned	—	—	235	235

Total	$—	$—	$981	$981

Assets measured on a non-recurring basis include impaired loans and real estate owned. The Company used appraised collateral values for the valuation technique less estimated selling costs ranging from 5% to 20%, which represents the unobservable inputs.

The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation model for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The following table represents the changes in the measured Level III fair-value category for the three month period ended September 30, 2012.

	Impaired Loans	Real Estate Owned	Total
	(Dollars in Thousands)

Beginning balance – July 1, 2012	$746	$235	$981
Total net realized/unrealized gains (losses)
Included in earnings
Net realized losses on securities held-to-maturity	—	—	—
Included in other comprehensive income
Net unrealized gains on securities held-to-maturity	—	—	—
Transfers into Level III	—	4	4
Transfers out of Level III	(2)	—	(2)
Other – principal paydowns received	—	—	—

Ending balance – September 30, 2012	$744	$239	$983

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	September 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$2,562	$2,562	$2,562	$—	$—
Certificates of deposit	846	846	846	—	—
Investment securities – available for sale	81,382	81,382	—	81,382	—
Investment securities – held to maturity	77,880	79,472	—	79,472	—
Mortgage-backed securities – held to maturity
Agency	76,870	76,980	—	76,980	—
Private-label	7,829	8,578	—	1,514	7,064
Net loans receivable	38,704	43,153	—	—	43,153
Accrued interest receivable	1,876	1,876	1,876	—	—
FHLB stock	6,868	6,868	6,868	—	—

FINANCIAL LIABILITIES
Deposits
Non-interest bearing deposits	$16,333	$16,333	$16,333	$—	$—
NOW accounts	20,653	20,653	20,653	—	—
Savings Accounts	39,190	39,190	39,190	—	—
Money market accounts	24,645	24,645	24,645	—	—
Certificates of deposit	40,640	40,843	—	—	40,843
Advance payments by borrowers for taxes and insurance	213	213	213	—	—
FHLB long-term advances	17,500	18,978	—	—	18,978
FHLB short-term advances	105,438	105,438	105,438	—	—
Accrued interest payable	258	258	258	—	—

	June 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$2,506	$2,506	$2,506	$—	$—
Certificates of deposit	846	846	846	—	—
Investment securities – available for sale	57,620	57,620	—	57,620	—
Investment securities – held to maturity	82,400	84,059	—	84,059	—
Mortgage-backed securities – held to maturity					—
Agency	69,146	69,221	—	69,221	—
Private-label	9,940	10,592	—	1,148	9,444
Net loans receivable	39,443	43,942	—	—	43,942
Accrued interest receivable	1,621	1,621	1,621	—	—
FHLB stock	7,595	7,595	7,595	—	—

FINANCIAL LIABILITIES
Deposits
Non-interest bearing deposits	$15,642	$15,642	$15,642	$—	$—
NOW accounts	20,834	20,834	20,834	—	—
Savings Accounts	39,770	39,770	39,770	—	—
Money market accounts	23,837	23,837	23,837	—	—
Certificates of deposit	41,508	41,805	—	—	41,805
Advance payments by borrowers for taxes and insurance	582	582	582	—	—
FHLB long-term advances	17,500	19,187	—	—	19,187
FHLB short-term advances	79,270	79,270	79,270	—	—
Accrued interest payable	257	257	257	—	—

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

Investment Securities, Mortgage-Backed Securities, and FHLB Stock

The fair value of investment and mortgage-backed securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities. For discussion of valuation of private-label CMOs, see Note 7 “Unrealized Losses on Securities”. Since the FHLB stock is not actively traded on a secondary market and held exclusively by member financial institutions, the estimated fair market value approximates the carrying amount.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

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

GENERAL

WVS Financial Corp. (the “Company”) is the parent holding company of West View Savings Bank (“West View” or the “Savings Bank”). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2012.

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

FINANCIAL CONDITION

The Company’s assets totaled $296.9 million at September 30, 2012, as compared to $273.3 million at June 30, 2012. The $23.6 million or 8.6% increase in total assets was primarily comprised of a $23.8 million increase in investment securities – available for sale, a $5.6 million increase in mortgage-backed securities – held to maturity, and a $255 thousand increase in accrued interest receivable, which were partially offset by a $4.5 million decrease in investment securities held to maturity, a $729 thousand decrease in net loans receivable, and a $727 thousand decrease in Federal Home Loan Bank Stock. The increase in investment securities available for sale was primarily due to purchases of fixed-rate investment grade corporate bonds totaling $24.7 million, floating-rate investment grade corporate bonds totaling $3.0 million, fixed-rate U.S. dollar denominated investment grade foreign bonds totaling $1.7 million, and floating-rate U.S. dollar denominated investment grade foreign bonds totaling $1.2 million to bolster overall liquidity. The increase in mortgage-backed securities held to maturity was primarily due to purchases of floating-rate U.S. Government agency CMO’s totaling $23.5 million, which was partially offset by repayments on floating-rate U.S. Government agency CMO’s and floating-rate private-label CMO’s totaling $15.8 million and $2.3 million, respectively. The decrease in investment securities held to maturity was primarily due to maturities/redemptions of investment-grade corporate bonds and U.S. Government agency step-up bonds totaling $2.7 million and $2.2 million, respectively. The decrease in Federal Home Loan Bank (“FHLB”) stock was due to the continued redemption of excess stock by the FHLB of Pittsburgh. See “Asset and Liability Management”.

The Company’s total liabilities increased $22.8 million or 9.4% to $265.7 million as of September 30, 2012 from $242.9 million as of June 30, 2012. The $22.8 million increase in total liabilities was primarily comprised of a $26.2 million or 33.0% increase in short-term FHLB advances, which was partially offset by a $2.9 million or 76.5% decrease in other liabilities, and a $499 thousand or 0.4% decrease in total savings deposits. The decrease in other liabilities was primarily due to the funding of a $2.8 million commitment to purchase three fixed-rate investment grade corporate bonds. The increase in FHLB short-term advances was primarily a result of funding needs for the purchase of investments and mortgage-backed securities. See also “Asset and Liability Management”.

Total stockholders’ equity increased $696 thousand or 2.3% to $31.1 million as of September 30, 2012, from approximately $30.4 million as of June 30, 2012. The increase was primarily attributable to Company net income of $385 thousand and other comprehensive income totaling $386 thousand, for the three months ended September 30, 2012, which were partially offset by cash dividends totaling $81 thousand. The other comprehensive income was primarily attributable to a $146 thousand (net of tax effect) reversal of unrealized holding losses on three private-label CMO’s with previously identified OTTI, and a $240 thousand (net of tax effect) on unrealized holding gains on the Company’s available for sale investment portfolio.

RESULTS OF OPERATIONS

General. WVS reported net income of $385 thousand or $0.19 earnings per share (basic and diluted) for the three months ended September 30, 2012. Net income decreased by $25 thousand or 6.1% and earnings per share (basic and diluted) decreased $0.01 or 5.0% for the three months ended September 30, 2012, when compared to the same period in 2011. The decrease in net income was primarily attributable to a $215 thousand decrease in net-interest income, which was partially offset by a $112 thousand decrease in income tax expense, a $44 thousand decrease in non-interest expense, a $29 thousand increase in non-interest income, and a $5 thousand change in the recovery of loan losses.

Net Interest Income. The Company’s net interest income decreased by $215 thousand or 14.7% for the three months ended September 30, 2012, when compared to the same period in 2011. The decrease in net interest income is attributable to a $250 thousand decrease in interest income, which was partially offset by a $35 thousand decrease in interest expense. The decrease in interest income was primarily due to lower realized yields and average balances on the Company’s loan portfolio for the quarter ended September 30, 2012, which was partially offset by higher average balances of interest earning financial assets, when compared to the same period in 2011. The decrease in interest expense was primarily attributable to lower average balances of legacy high-cost FHLB long-term advances and lower rates paid on the Company’s interest-bearing liabilities during the quarter ended September 30, 2012, when compared to the same period in 2011.

Interest Income. Interest income on net loans receivable decreased $274 thousand or 31.9% for the three months ended September 30, 2012, when compared to the same period in 2011. The decrease for the three months ended September 30, 2012 was primarily attributable to a $10.6 million decrease in the average balance of net loans receivable outstanding, and a decrease of 94 basis points in the weighted average yield earned on net loans receivable for the three months ended September 30, 2012, when compared to the same period in 2011. The decrease in the average balance of loans outstanding was primarily attributable to lower construction loans outstanding, payoffs on non-accrual loans, and repayments on performing loans in excess of originations. The decrease in the yield on loans was primarily attributable to payoffs of higher yielding construction loans. The quarter ended September 30, 2011, also included non-recurring collection of past due interest and late charges of approximately $110 thousand.

Interest income on FDIC insured bank certificates of deposit decreased $9 thousand or 81.8% for the three months ended September 30, 2012, when compared to the same period in 2011. The decrease for the three months ended September 30, 2012 was primarily attributable to a $1.3 million decrease in the average portfolio balance of certificates of deposit and a 30 basis point decrease in the weighted average yield earned when compared to the same period in 2011. The certificates have remaining maturities ranging from two to twenty-four months. Due to decreases in yields in this investment sector, the Company has decided to limit reinvestments in certificates of deposit and to redeploy maturities and early issuer redemptions to other investment portfolio segments.

Interest income on mortgage-backed securities increased $17 thousand or 7.4% for the three months ended September 30, 2012, when compared to the same period in 2011. The increase for the three months ended September 30, 2012 was primarily attributable to an 11 basis point increase in the weighted average yield earned on private-label mortgage-backed securities, and to a $19.4 million increase in the average balance of U.S. Government agency mortgage-backed securities outstanding, which were partially offset by a $12.9 million decrease in the average balance of private-label mortgage-backed securities outstanding, and a 4 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities for the three months ended September 30, 2012, when compared to the same period in 2011. The decrease in the average balances of private-label mortgage-backed securities during the three months ended September 30, 2012 was attributable to principal paydowns of private-label mortgage-backed securities during the period. The increase in the average balance of U.S. Government agency mortgage-backed securities for the three months ended September 30, 2012, was primarily attributable to $23.5 million in purchases of U.S. Government agency mortgage-backed securities during the quarter, which was partially offset by $15.8 million in repayments on the U.S. Government agency mortgage-backed securities portfolio.

Interest income on investment securities increased $14 thousand or 1.8% for the three months ended September 30, 2012, when compared to the same period in 2011. The increase for the three months ended September 30, 2012 was primarily attributable to a $71.6 million increase in the average balance of investment securities outstanding, which was partially offset by a 171 basis point decrease in the weighted average yield on investment securities, when compared to the same period in 2011.

Interest income on FHLB stock totaled $2 thousand for the three months ended September 30, 2012. This was attributable to the Federal Home Loan Bank of Pittsburgh’s payment of a dividend on its common stock during the quarter ended September 30, 2012. In December 2008, the FHLB of Pittsburgh announced that it was suspending payments of dividends and redemptions of excess capital stock from members. The FHLB’s stated purpose of these actions was to build retained earnings to ensure adequate regulatory capital. Beginning in the December 2010 quarter, the FHLB began redeeming excess capital stock from members. Redemptions of excess FHLB stock totaling $727 thousand were recorded for the three months ended September 30, 2012. The FHLB restarted paying dividends on the FHLB stock in March 2012.

Interest Expense. Interest expense on deposits and escrows decreased $44 thousand or 28.9% for the three months ended September 30, 2012, when compared to the same period in 2011. The decrease in interest expense on deposits for the three months ended September 30, 2012 was primarily attributable to a 15 basis point decrease in the weighted average rate paid on time deposits, a $6.1 decrease in the average balance of time deposits, a 9 basis point decrease in the weighted average rate paid on savings accounts, and a 7 basis point decrease in the weighted average rate paid on money market accounts.

The increase for the three months ended September 30, 2012 was primarily attributable to a $62.7 million increase in the average balance of FHLB short-term borrowings which more than offset a $2.6 million decrease in the average balance of FHLB long-term borrowings when compared to the same period in 2011.

Interest paid on FHLB advances increased $9 thousand or 3.5% for the three months ended September 30, 2012, when compared to the same period in 2011. The Company increased its average balances of FHLB short-term borrowings during the quarter ended September 30, 2012 primarily to fund purchases of investment and mortgage-backed securities. The decreases in the average balances of fixed-rate legacy long-term FHLB advances during the three months ended September 30, 2011 were due to repayments at maturity.

Recovery of Loan Losses. A provision for loan losses is charged to earnings to maintain the total allowance at a level considered adequate by management to absorb potential losses in the portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio considering past experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Recoveries for loan losses increased $5 thousand for the three months ended September 30, 2012, when compared to the same period in 2011. The change in the recoveries for loan losses was primarily attributable to lower levels of non-performing loans. At September 30, 2012, the Company’s total allowance for loan losses amounted to $361 thousand or 0.9% of the Company’s total loan portfolio, as compared to $385 thousand or 1.0% at June 30, 2012. At September 30, 2012, the Company’s non-performing loans totaled $1.6 million as compared to $1.5 million at June 30, 2012.

Non-Interest Income. Non-interest income increased by $29 thousand or 28.7% for the three months ended September 30, 2012, when compared to the same period in 2011. The increase for the three months ended September 30, 2012 was primarily attributable to the absence of a $24 thousand other-than-temporary impairment charge on one private-label mortgage-backed security recorded in the quarter ended September 30, 2011 and $8 thousand of gains on sales of investment securities in the quarter ended September 30, 2012, compared to no gains in the same quarter in 2011, partially offset by a $9 thousand decrease in service charges on deposits in the quarter ended September 30, 2012.

Non-Interest Expense. Non-interest expense decreased $44 thousand or 4.5% for the three months ended September 30, 2012, when compared to the same period in 2011. The decrease for the three months ended September 30, 2012 was principally attributable to a $19 thousand decrease in Federal Deposit Insurance Corporation (FDIC) deposit insurance expense, a decrease of $12 thousand in charitable contributions which are eligible for PA tax credits, an $8 thousand decrease in legal expenses, and a $7 thousand decrease in real estate owned expense, when compared to the same period in 2011, partially offset by increased salaries and benefits.

Income Tax Expense. Income tax expense decreased $112 thousand for the three months ended September 30, 2012, when compared to the same period in 2011. The decrease for the three months ended September 30, 2012 was primarily due to lower levels of taxable income, and the use of PA tax credits, when compared to the same period in 2011, and the use of PA tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $732 thousand during the three months ended September 30, 2012. Net cash provided by operating activities was primarily comprised of Company net income of $385 thousand, $668 thousand of amortization of investment premiums, a $208 thousand decrease in deferred income taxes, and $23 thousand in depreciation of the Company’s fixed assets, which were partially offset by a $255 thousand decrease in accrued interest receivable, and a $24 thousand recovery of loan losses.

Funds used for investing activities totaled $26.3 million during the three months ended September 30, 2012. Primary uses of funds during the three months ended September 30, 2012 were purchases of: investment securities available for sale totaling $31.5 million and mortgage-backed securities held to maturity of $23.5 million. Primary sources of funds during the three months ended September 30, 2012 consisted of proceeds from investments and mortgage-backed securities within the held to maturity portfolio totaling $4.5 million and $18.1 million, respectively, proceeds from investment securities in the available for sale portfolio of $4.7 million; $752 thousand of net loan repayments, and $727 thousand of FHLB stock redemptions. During the three months ended September 30, 2012, the Company has substantially increased the available for sale allocation to bolster balance sheet liquidity due to turmoil in the global financial markets while seeking to earn additional net interest income.

Funds provided by financing activities totaled $25.6 million for the three months ended September 30, 2012. The primary sources included a $26.2 million increase in FHLB short-term borrowings, and a $738 thousand increase in transaction and savings deposits, which were partially offset by a $1.1 million decrease in retail certificates of deposit, a $369 thousand decrease in escrow accounts, and $81 thousand in cash dividends paid on the Company’s common stock. The $26.2 million increase in FHLB short-term borrowings was primarily used to fund investment and mortgage-backed securities purchases. Management believes that a significant portion of our local maturing deposits will remain with the Company.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at September 30, 2012 totaled $30.6 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At September 30, 2012, total approved loan commitments outstanding were $260 thousand. At the same date, commitments under unused lines of credit amounted to $5.7 million and the unadvanced portion of construction loans approximated $3.5 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $81.4 million at September 30, 2012. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On October 30, 2012, the Company’s Board of Directors declared a cash dividend of $0.04 per share payable November 29, 2012, to shareholders of record at the close of business on November 12, 2012. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of September 30, 2012, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $32.1 million or 18.4% and $32.5 million or 18.6%, respectively, of total risk-weighted assets, and Tier I leverage capital of $32.1 million or 11.3% of average quarterly assets.

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

The Company’s nonperforming assets at September 30, 2012 totaled approximately $1.8 million or 0.6% of total assets as compared to $1.7 million or 0.6% of total assets at June 30, 2012. Nonperforming assets at September 30, 2012 consisted of: two single-family real estate loans totaling $73 thousand, two single-family construction loans totaling $1.1 million, one single-family real estate owned property totaling $239 thousand, one land loan totaling $290 thousand, and one home equity line of credit totaling $150 thousand. The loans are in various stages of collection activity and the real estate owned property is being marketed for sale.

The $65 thousand increase in nonperforming assets during the three months ended September 30, 2012 was primarily attributable to the classification to non-performing status of one single-family construction loan totaling $351 thousand, which was partially offset by the payoff of one single-family real estate loan totaling $288 thousand.

During the three months ended September 30, 2012, the Company collected $41 thousand of interest income on non-accrual loans that were paid off or brought current. Approximately $27 thousand of interest income would have been recorded on non-accrual loans if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the three months ended September 30, 2012. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

Interest rate risk (“IRR”) is the exposure of a banking organization’s financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and shareholder value, however excessive levels of IRR can pose a significant threat to the Company’s earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Company’s safety and soundness.

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

Since December 2007, the global economy remained in the worst recession since the end of World War II. Many factors contributed to the recession, including: the failure, or near failure, of major financial institutions, marked declines in housing sales and prices, significant defaults in mortgage payments (particularly in the subprime sector), disruptions in global financial market liquidity, declining stock markets and increased volatility in the bond, commodity and equity markets.

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

On September 13, 2012, the FOMC issued a press release indicating that economic activity has continued to expand at a moderate pace, growth in employment has been slow and the unemployment rate remains elevated. The FOMC noted its concern that, without further policy accommodation, economic growth might not be strong enough to generate sustained improvement in labor market conditions. Strains in global financial markets continue to pose significant downside risks to the economic outlook. The FOMC also anticipates that inflation over the medium term likely would run at or below its 2 percent objective.

To support a stronger economic recovery and to help ensure that inflation, over time, is at the rate most consistent with its dual mandate to foster maximum employment and price stability, the FOMC agreed to increase policy accommodation by purchasing additional agency mortgage-backed securities at a pace of $40 billion per month. The FOMC also will continue through the end of calendar year 2012 a program to extend the average maturity of its holdings of securities announced in June 2012, and it is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and mortgage-backed securities into mortgage-backed securities. These actions, which together will increase the FOMC’s holdings of longer-term securities by about $85 billion each month through the end of calendar year 2012, is expected to put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.

The FOMC also indicated that it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable period of time after the economic recovery strengthens. The FOMC decided to keep the target range for the federal funds rate at 0 to  1/4 percent and currently anticipates that exceptionally low levels for the federal funds rate to be warranted at least through mid-2015.

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

Throughout the three months ended September 30, 2012, the Company continued to adjust its asset/liability management tactics in two ways. First, the Company increased total assets by about $23.5 million while continuing to increase its Tier 1 capital. We increased Tier 1 capital primarily through earnings retention. Second, we substantially increased the available for sale classification of the Company’s investment portfolio from $57.6 million at June 30, 2012 to $81.4 million at September 30, 2012. This allowed us to substantially bolster balance sheet liquidity while earning additional interest income. We anticipate maintaining our asset base in the range of $275 – $300 million for the remainder of calendar year 2012, subject to economic and market conditions.

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

During the fiscal year 2012, and into fiscal year 2013, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve, continued above normal levels of monetary accommodation including quantitative easing and targeted asset purchase programs. The desired outcomes of these programs are to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.

The table below shows the quarterly targeted federal funds rate and the benchmark two and ten year treasury yields from June 30, 2007 through September 30, 2012. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive
December 31, 2010	0.00% to 0.25%	0.61%	3.30%	Positive
March 31, 2011	0.00% to 0.25%	0.80%	3.46%	Positive
June 30, 2011	0.00% to 0.25%	0.45%	3.18%	Positive
September 30, 2011	0.00% to 0.25%	0.25%	1.92%	Positive
December 31, 2011	0.00% to 0.25%	0.25%	1.89%	Positive
March 31, 2012	0.00% to 0.25%	0.33%	2.23%	Positive
June 30, 2012	0.00% to 0.25%	0.33%	1.67%	Positive
September 30, 2012	0.00% to 0.25%	0.23%	1.65%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment, and mortgage-backed securities portfolios for the three months ended September 30, 2012, totaled $2.8 million, $9.2 million, and $18.1 million, respectively. Despite stagnant global interest rates and Treasury yields the Company began to grow its balance sheet and used proceeds from calls of U.S. Government agency bonds, repayments on its mortgage-backed securities and maturities of bank certificates of deposit, and borrowings to purchase investment grade corporate bonds and U.S. Government agency CMO’s. In particular, the Company increased its available for sale portfolio allocation from $57.6 million at June 30, 2012 to $81.4 million at September 30, 2012. This strategy has allowed the Company to substantially improve its liquidity posture while managing overall interest rate risk and maintaining its regulatory capital ratios.

Due to the term structure of market interest rates, historically low long-term mortgage interest rates, weakness in the economy, an excess supply of existing homes available for sale, and lower levels of housing starts, the Company continued to reduce its portfolio originations of long-term fixed rate mortgages while continuing to offer such loans on a correspondent basis. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank’s market area. We expect that the housing market will continue to be weak throughout fiscal 2013. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans (primarily on residential properties), and commercial loans on business assets to partially increase interest income while limiting credit and interest rate risk. The Company has also offered higher yielding commercial and small business loans to existing customers and seasoned prospective customers.

During the three months ended September 30, 2012, principal investment purchases were comprised of: fixed rate investment grade corporate bonds – $23.8 million with a weighted average yield of 1.51%; floating rate U.S. Government agency CMO’s – $23.5 million with a weighted average yield of 1.27%; floating rate investment grade corporate bonds – $3.0 million with a weighted average yield of 1.74%; fixed rate investment grade corporate utility first mortgage bonds – $1.9 million with a weighted average yield of 1.68%; fixed rate investment grade foreign bonds – $1.7 million with a weighted average yield of 1.38% and floating-rate investment grade foreign bonds – $1.2 million with a weighted average yield of 0.64%. All of the corporate bond purchases were classified as available for sale for accounting purposes. The Company believes that this classification bolsters asset based liquidity while earning a return above the Company’s cost of funds.

Major investment proceeds received during the three months ended September 30, 2012 were: callable U.S. Government agency bonds – $2.2 million with a weighted average yield of approximately 1.37%; investment grade corporate bonds – $3.2 million with a weighted average yield of approximately 2.08%; and investment grade corporate utility first mortgage bonds – $3.6 million with a weighted average yield of 3.07%.

As of September 30, 2012, the implementation of these asset and liability management initiatives resulted in the following:

1)	$96.7 million or 32.6% of the Company’s assets were comprised of floating rate investment and mortgage-backed securities. Of this $96.7 million, approximately $84.7 million float on a monthly basis based upon changes in the one-month London Interbank Offered Rate (LIBOR) and about $12.0 million reprice on a quarterly basis based upon the three-month LIBOR.

2)	$84.7 million or 34.8% of the Company’s investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

3)	$86.6 million or 35.6% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less – $3.0 million or 3.5%; 3 – 12 months – $24.2 million or 27.9%; 1 – 2 years – $39.8 million or 45.9%; 2 – 3 years – $14.4 million or 16.7%; 3 – 5 years – $2.8 million or 3.2%; and over 5 years – $2.4 million or 2.8%;

4)	$55.0 million or 22.6% of the Company’s investment portfolio was comprised of callable U.S. Government Agency multiple step-up bonds which are callable as follows: 1 – 3 months – $27.6 million or 50.3%; and 7 – 12 months – $27.3 million or 49.7%. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

5)	$81.4 million or 27.4% of the Company’s assets were comprised of investment securities classified as available for sale;

6)	An aggregate of $19.9 million or 51.3% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months; and

7)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less – $105.4 million or 85.7%; 1 – 3 years – $5.0 million or 4.1%; and 3 – 5 years – $12.5 million or 10.2%.

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

As part of its asset/liability management strategy, the Company maintained an asset sensitive financial position due to unusually low market interest rates. An asset sensitive financial position may benefit earnings during a period of rising interest rates and reduce earnings during a period of declining interest rates.

The following table sets forth certain information at the dates indicated relating to the Company’s interest-earning assets and interest-bearing liabilities which are estimated to mature or are scheduled to reprice within one year.

	September 30,	June 30,
	2012	2012	2011
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$206,226	$180,617	$178,738
Interest-bearing liabilities maturing or repricing within one year	191,758	165,879	128,811

Interest sensitivity gap	$14,468	$14,738	$49,927

Interest sensitivity gap as a percentage of total assets	4.87%	5.39%	21.81%
Ratio of assets to liabilities maturing or repricing within one year	107.54%	108.88%	138.76%

During the three months ended September 30, 2012, the Company managed its one-year interest sensitivity gap by: (1) purchasing $23.5 million of floating-rate U.S. Government agency CMO’s which reprice monthly; (2) purchasing $9.7 million of corporate bonds with maturities beyond one year but within two years; (3) purchasing $11.8 million of corporate bonds with maturities beyond two years but within three years; and (4) increasing by approximately $26.1 million the Company’s borrowings that mature with one year. All of the referenced corporate bond purchases were designated as available for sale for accounting purposes. These purchases further bolstered balance sheet liquidity. At September 30, 2012, investments available for sale totaled $81.4 million or 27% of total assets.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at September 30, 2012. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$(15,652)	$961	$12,812	$45,597	$58,363	$41,354	$28,103
% of Total Assets	-5.3%	0.3%	4.3%	15.4%	19.7%	13.9%	9.5%
Base Case Up 100 bp
Cumulative Gap ($’s)	$(15,335)	$1,516	$13,679	$46,731	$59,513	$41,915	$28,103
% of Total Assets	-5.2%	0.5%	4.6%	15.7%	20.0%	14.1%	9.5%
Base Case No Change
Cumulative Gap ($’s)	$(15,079)	$1,996	$14,468	$47,970	$60,869	$42,485	$28,103
% of Total Assets	-5.1%	0.7%	4.9%	16.2%	20.5%	14.3%	9.5%
Base Case Down 100 bp
Cumulative Gap ($’s)	$(15,023)	$2,099	$14,641	$48,162	$61,056	$42,485	$28,103
% of Total Assets	-5.1%	0.7%	4.9%	16.2%	20.6%	14.3%	9.5%
Base Case Down 200 bp
Cumulative Gap ($’s)	$(15,023)	$2,099	$14,641	$48,162	$61,056	$42,485	$28,103
% of Total Assets	-5.1%	0.7%	4.9%	16.2%	20.6%	14.3%	9.5%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2012. This analysis was done assuming that the interest-earning assets will average approximately $297 million and $297 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at September 30, 2012. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	September 30, 2013					September 30, 2012
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-22.4%	-20.5%	-	9.1%	29.3%	-10.0%	-9.0%	-	1.1%	3.8%
Return on average equity	1.72%	1.92%	3.98%	4.92%	6.92%	2.94%	3.03%	3.93%	4.10%	4.39%
Return on average assets	0.20%	0.23%	0.39%	0.53%	0.71%	0.34%	0.35%	0.41%	0.44%	0.46%
Market value of equity (in thousands)						$33,524	$34,021	$34,434	$35,061	$33,435

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at September 30, 2012. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2012.

Anticipated Transactions
(Dollars in Thousands)

Undisbursed construction and land development loans
Fixed rate	$1,895
6.51%

Adjustable rate	$1,605
4.94%

Undisbursed lines of credit
Adjustable rate	$5,717
3.80%

Loan origination commitments
Fixed rate	$260
3.62%

Letters of credit
Adjustable rate	$479
4.25%

$9,956

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2012, the Savings Bank had three performance standby letters of credit outstanding totaling approximately $479 thousand. All three performance letters of credit are secured by developed property. The letters of credit will mature within nine months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

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

During the quarter ended September 30, 2012, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

(a) The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b) Not applicable.

ITEM 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

WVS FINANCIAL CORP.

November 13, 2012	BY:	/s/ David J. Bursic
Date		David J. Bursic
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2012	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson
Vice-President, Treasurer and Chief Accounting Officer
(Principal Accounting Officer)