Form 10-Q
period 2012-12-31
WVS FINANCIAL CORP
filed 2013-02-13
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Shares outstanding as of February 8, 2013: 2,057,930 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	December 31, 2012	June 30, 2012
Assets
Cash and due from banks	$1,779	$2,314
Interest-earning demand deposits	323	192

Total cash and cash equivalents	2,102	2,506
Certificates of deposit	597	846
Investment securities available-for-sale (amortized cost of $78,744 and $57,636)	79,133	57,620
Investment securities held-to-maturity (fair value of $49,764 and $84,059)	48,461	82,400
Mortgage-backed securities held-to-maturity (fair value of $82,331 and $79,813)	81,516	79,086
Net loans receivable (allowance for loan losses of $336 and $385)	33,463	39,433
Accrued interest receivable	1,648	1,621
Federal Home Loan Bank stock, at cost	5,969	7,595
Other real estate owned	239	235
Premises and equipment, net	655	583
Prepaid FDIC insurance premium	92	163
Deferred tax assets (net)	733	1,047
Other assets	196	206

TOTAL ASSETS	$254,804	$273,341

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$15,738	$15,642
NOW accounts	21,063	20,834
Savings accounts	39,727	39,770
Money market accounts	23,798	23,837
Certificates of deposit	39,345	41,508
Advance payments by borrowers for taxes and insurance	395	582

Total deposits	140,066	142,173
Federal Home Loan Bank advances: long-term	17,500	17,500
Federal Home Loan Bank advances: short-term	64,716	79,270
Accrued interest payable	231	257
Other liabilities	733	3,728

TOTAL LIABILITIES	223,246	242,928

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none Issued	—	—
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued	38	38
Additional paid-in capital	21,469	21,458
Treasury stock: 1,747,706 and 1,747,706 shares at cost, respectively	(26,690)	(26,690)
Retained earnings, substantially restricted	37,538	36,992
Accumulated other comprehensive loss	(797)	(1,385)

TOTAL STOCKHOLDERS’ EQUITY	31,558	30,413

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$254,804	$273,341

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME:
Loans	$549	$713	$1,135	$1,573
Investment securities – taxable	748	647	1,527	1,371
Investment securities – non-taxable	—	39	—	81
Mortgage-backed securities	247	235	494	466
Certificates of deposit	2	9	4	19
Interest-earning demand deposits	—	—	1	1
FHLB Stock	8	—	10	—

Total interest and dividend income	1,554	1,643	3,171	3,511

INTEREST EXPENSE:
Deposits	100	139	208	291
Federal Home Loan Bank advances – long-term	211	211	422	455
Federal Home Loan Bank advances – short-term	54	19	107	30

Total interest expense	365	369	737	776

NET INTEREST INCOME	1,189	1,274	2,434	2,735
RECOVERY OF LOAN LOSSES	(25)	(20)	(49)	(39)

NET INTEREST INCOME AFTER RECOVERY OF LOAN LOSSES	1,214	1,294	2,483	2,774

NON-INTEREST INCOME:
Service charges on deposits	47	53	99	113
Investment securities gains	—	—	8	—

Other than temporary impairment losses	—	(106)	—	(303)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	172

Net impairment loss recognized in earnings	—	(106)	—	(131)

Other	178	71	249	136

Total non-interest income	225	18	356	118

NON-INTEREST EXPENSE:
Salaries and employee benefits	491	486	984	965
Occupancy and equipment	80	75	155	153
Data processing	61	65	122	120
Correspondent bank service charges	13	16	27	37
Deposit insurance premium	43	64	79	121
Other	225	176	479	463

Total non-interest expense	913	882	1,846	1,859

INCOME BEFORE INCOME TAXES	526	430	993	1,033
INCOME TAX EXPENSE	201	226	282	419

NET INCOME	$325	$204	$711	$614

EARNINGS PER SHARE:
Basic	$0.16	$0.10	$0.35	$0.30
Diluted	$0.16	$0.10	$0.35	$0.30

AVERAGE SHARES OUTSTANDING:
Basic	2,057,930	2,057,930	2,057,930	2,057,930
Diluted	2,057,930	2,057,930	2,057,930	2,057,930

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

NET INCOME	$325	$204	$711	$614

OTHER COMPREHENSIVE INCOME

Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	42	(60)	414	(188)
Income tax effect	14	(21)	141	(64)

	28	(39)	273	(124)

Gains recognized in earnings	—	—	(8)	—
Income tax effect	—	—	(3)	—

	—	—	(5)	—
Unrealized holdings gains (losses) on securities available for sale not other-than-temporarily impaired, net of tax	28	(39)	268	(124)

Securities held to maturity other-than-temporarily impaired:
Total losses	—	(106)	—	(303)
Losses recognized in earnings	—	(106)	—	(131)

Losses recognized in comprehensive income	—	—	—	(172)
Income tax effect	—	(70)	—	(128)

	—	70	—	(44)
Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	264	239	485	345
Income tax effect	90	81	165	117

	174	158	320	228
Unrealized holding gains on other-than-temporarily impaired Securities held to maturity, net of tax	174	228	320	184

Other comprehensive income	202	189	588	60

NET COMPREHENSIVE INCOME	$527	$393	$1,299	$674

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income(Loss)	Total
Balance at June 30, 2012	$38	$21,458	$(26,690)	$36,992	$(1,385)	$30,413

Comprehensive income:

Net Income				711		711

Other comprehensive income:					588	588

Expense of stock options awarded	—	11				11

Cash dividends declared ($0.08 per share)				(165)		(165)

Balance at December 31, 2012	$38	$21,469	$(26,690)	$37,538	$(797)	$31,558

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	December 31,
	2012	2011
OPERATING ACTIVITIES

Net income	$711	$614
Adjustments to reconcile net income to cash provided by operating activities:
Recovery of loan losses	(50)	(39)
Net impairment loss recognized in earnings	—	131
Depreciation	47	42
Gain on sale of investments	(8)	—
Accretion of discounts, premiums and deferred loan fees	1,420	344
Decrease in deferred income taxes	314	89
Decrease in prepaid/accrued income taxes	(1)	(26)
Increase in accrued interest receivable	(27)	(287)
Decrease in accrued interest payable	(26)	(45)
Decrease in deferred director compensation payable	(15)	(16)
Decrease of prepaid federal deposit insurance premium	71	116
Decrease in transaction account clearing balance payable to Federal Reserve	—	(733)
Other, net	(498)	47

Net cash provided by operating activities	1,938	237

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	(32,960)	(34,402)
Proceeds from repayments of investments	5,803	—
Proceeds from sales of investments	1,891	—
Held-to-maturity:
Purchases of investment securities	—	(49,450)
Purchases of mortgage-backed securities	(46,980)	(21,530)
Proceeds from repayments of investments	33,927	52,570
Proceeds from repayments of mortgage-backed securities	45,050	22,506
Purchases of certificates of deposit	—	(698)
Maturities/redemptions of certificates of deposit	248	1,779
Decrease in net loans receivable	6,002	3,858
Redemption of FHLB stock	1,626	909
Capital improvements to other real estate owned	(4)	—
Acquisition of premises and equipment	(119)	(18)

Net cash (used for) provided by investing activities	14,484	(24,476)

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	December 31,
	2012	2011
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$243	$2,857
Net decrease in certificates of deposit	(2,163)	(5,424)
Net decrease in advance payments by borrowers for taxes and insurance	(187)	(199)
Net decrease in brokered CDs	—	(248)
Repayments of Federal Home Loan Bank long-term advances	—	(5,000)
Net increase (decrease) in FHLB short-term advances	(14,554)	32,693
Cash dividends paid	(165)	(165)

Net cash provided by (used for) financial activities	(16,826)	24,514

Increase (decrease) in cash and cash equivalents	(404)	275

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,506	1,960

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,102	$2,235

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$763	$821
Income taxes	$346	$387

Non-cash items:
Educational Improvement Tax Credit	$107	$95
Mortgage Loans Transferred to Real Estate Owned	$—	$182

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2012, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In July, 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted). This ASU is not expected to have a significant impact on the Company’s financial statements.

In October, 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

At December 31, 2012, there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and six month periods. At December 31, 2011 there were 124,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and six month periods.

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

During the six month periods ended December 31, 2012 and 2011, the Company recorded $11 thousand and $10 thousand, respectively, in compensation expense related to our share-based compensation awards. As of December 31, 2012, there was approximately $17 thousand of unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009. That cost is expected to be recognized over the next thirteen months.

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

The Company had 31,552 non-vested stock options outstanding at December 31, 2012, and 57,374 unvested stock options outstanding at December 31, 2011. There were no stock options exercised or issued during the six months ended December 31, 2012 and 2011.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012	(Dollars in Thousands)

AVAILABLE FOR SALE
Corporate debt securities	$74,309	$379	$(7)	$74,681
Foreign debt securities[1]	4,435	17	—	4,452

Total	$78,744	$396	$(7)	$79,133

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012	(Dollars in Thousands)

HELD TO MATURITY
U.S. government agency securities	$27,709	$51	$(1)	$27,759
Corporate debt securities	18,751	1,198	—	19,949
Foreign debt securities[1]	2,001	55	—	2,056

Total	$48,461	$1,304	$(1)	$49,764

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012	(Dollars in Thousands)

AVAILABLE FOR SALE
Corporate debt securities	$55,965	$116	$(129)	$55,952
Foreign debt securities[1]	1,671	—	(3)	1,668

Total	$57,636	$116	$(132)	$57,620

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2012	(Dollars in Thousands)

HELD TO MATURITY
U.S. government agency securities	$57,588	$131	$(4)	$57,715
Corporate debt securities	22,810	1,442	—	24,252
Foreign debt securities[1]	2,002	90	—	2,092

Total	$82,400	$1,663	$(4)	$84,059

During the six months ended December 31, 2012, and 2011, the Company recorded gross realized investment security gains of $8 thousand, and $0, respectively. Proceeds from sales of investment securities during the six months ended December 31, 2012 and 2011, were $1.891 million and $0, respectively.

The amortized cost and fair values of debt securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through two years	Due after two through three years	Due after three through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$30,677	$36,161	$9,745	$1,171	$990	$—	$78,744
Fair value	30,780	36,370	9,828	1,171	984	—	79,133

HELD TO MATURITY
Amortized cost	$12,942	$2,271	$998	$2,962	$1,579	$27,709	$48,461
Fair value	13,282	2,381	1,118	3,270	1,954	27,759	49,764

At December 31, 2012, investment securities with amortized costs of $21.7 million and fair values of $21.7 million were pledged to secure public deposits, and borrowings with the Federal Home Loan Bank. Of the securities pledged, $21.7 million of fair value was excess collateral. At June 30, 2012, investment securities with amortized costs of $27.8 million and fair values of $27.9 million were pledged to secure public deposits, and borrowings with the Federal Home Loan Bank. Of the securities pledged, $19.0 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

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

At December 31, 2012, the Company’s Agency CMO’s totaled $76.2 million as compared to $69.1 million at June 30, 2012. The Company’s private-label CMO’s totaled $5.3 million at December 31, 2012 as compared to $9.9 million at June 30, 2012. The $2.4 million increase in the CMO segment of our MBS portfolio was primarily due to purchases of U.S. Government Agency CMO’s totaling $47.0 million which more than offset repayments on our Agency CMO’s totaling $39.9 million and $5.1 million in repayments on our private-label CMO’s. During the six months ended December 31, 2012, the Company received principal payments totaling $5.1 million on its private-label CMO’s. At December 31, 2012, approximately $81.5 million or 100.0% (book value) of the Company’s MBS portfolio, including CMO’s, were comprised of adjustable or floating rate investments, as compared to $79.0 million or 100.0% at June 30, 2012. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month London Interbank Offered Rate (“LIBOR”). The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of December 31, 2012. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

		At December 31, 2012
		Rating			Book Value	Fair Value[1]		Life to Date Impairment Recorded in Earnings

Cusip #	Security Description	S&P	Moody’s	Fitch	(Dollars in Thousands)
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	BBB	$47	$47		$—
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	BBB	60	60		—
225458JZ2	CSFB 05-3 3A4	BBB+	N/A	BB	24	24		—
225458KE7	CSFB 2005-3 3A9	BBB+	N/A	BBB	65	63		—
225458KE7	CSFB 2005-3 3A9	BBB+	N/A	BBB	195	191		—
12669G3A7	CWHL 2005 16 A8	N/A	B2	C	9	9		—
12669G3A7	CWHL 2005 16 A8	N/A	B2	C	16	15		—
12669G3A7	CWHL 2005 16 A8	N/A	B2	C	21	21		—
12669G3A7	CWHL 2005 16 A8	N/A	B2	C	23	23		—
126694CP1	CWHL SER 21 A11	N/A	Caa2	C	2,848	3,409	[2]	201
126694KF4	CWHL SER 24 A15	CC	N/A	C	387	436	[2]	33
126694KF4	CWHL SER 24 A15	CC	N/A	C	775	872	[2]	66
16162WLW7	CHASE SER S2 A10	N/A	B2	BBB	123	122		—
16162WLW7	CHASE SER S2 A10	N/A	B2	BBB	172	171		—
126694MP0	CWHL SER 26 1A5	CC	N/A	C	535	551	[2]	24

					$5,300	$6,014		$324

The Company retained an independent third party to assist it in the determination of a fair value for three of its private-label CMO’s. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMO’s and there can be no assurance that any secondary market for private-label CMO’s will develop. Of the five private-label CMO’s not evaluated by the independent third party, all had a balance of less than $300 thousand, and all have estimated remaining lives of less than twelve months. The Company decided that the possibility of an other-than-temporary impairment is remote. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at December 31, 2012. During the six months ending December 31, 2012, the Company reversed $486 thousand of non-credit unrealized holding losses on three of its private-label CMO’s with other than temporary impairment (OTTI) due to principal repayments. No additional other than temporary impairments were identified during the six months ended December 31, 2012.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

For five other private-label CMO’s, the Company used the fair value estimates provided by its independent third party investment accounting service. There was no OTTI associated with these five securities as of December 31, 2012 or in the past.

[1]	Fair value estimate provided by the Company’s independent third party accounting service, unless otherwise noted.
[2]	Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost and fair values of mortgage-backed securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in Thousands)
December 31, 2012
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$76,216	$124	$(23)	$76,317
Private-label	5,300	722	(8)	6,014

Total	$81,516	$846	$(31)	$82,331

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in Thousands)
June 30, 2012
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$69,146	$99	$(24)	$69,221
Private-label	9,940	740	(88)	10,592

Total	$79,086	$839	$(112)	$79,813

The amortized cost and fair value of mortgage-backed securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$—	$—	$—	$81,516	$81,516
Fair value	$—	$—	$—	$82,331	$82,331

At December 31, 2012, mortgage-backed securities with amortized costs of $76.216 million and fair values of $76.317 million were pledged to secure public deposits, and borrowings with the Federal Home Loan Bank. Of the securities pledged, $9.106 million of fair value was excess collateral. At June 30, 2012, mortgage-backed securities with amortized costs of $66.972 million and fair values of $67.043 million were pledged to secure public deposits, and borrowings with the Federal Home Loan Bank. Of the securities pledged, there was no fair value of excess collateral. Excess collateral is maintained to support future borrowings, and may be withdrawn by the Company at any time.

7.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2012 and June 30, 2012.

	December 31, 2012
	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)
U.S. government agencies securities	$—	$—	$—	$—	$346	$(1)	$346	$(1)
Corporate debt securities	4,842	(7)	—	—	—	—	4,842	(7)
Collateralized mortgage obligations:
Agency	3,235	(13)	10,006	(10)	—	—	13,241	(23)
Private-label	—	—	—	—	746	(8)	746	(8)

Total	$8,077	$(20)	$10,006	$(10)	$1,092	$(9)	$19,175	$(39)

	June 30, 2012
	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)
U.S. government agencies securities	$7,725	$(2)	$—	$—	$357	$(2)	$8,082	$(4)
Corporate debt securities	17,670	(61)	2,001	(68)	—	—	19,671	(129)
Foreign debt securities[1]	1,093	(2)	575	(1)	—	—	1,668	(3)
Collateralized mortgage obligations:
Agency	11,279	(12)	272	(1)	11,260	(11)	22,811	(24)
Private-label	624	(4)	—	—	3,838	(84)	4,462	(88)

Total	$38,391	$(81)	$2,848	$(70)	$15,455	$(97)	$56,694	$(248)

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)

Beginning balance	$324	$218	$324	$194
Initial credit impairment	—	—	—	24
Subsequent credit impairment	—	106	—	106
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—	—	—
Reductions for securities sold	—	—	—	—
Reduction for increase in cash flows expected to be collected	—	—	—	—

Ending Balance	$324	$324	$324	$324

During the quarter and six months ended December 31, 2012, the Company recorded no credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income. During the quarter and six months ended December 31, 2012, the Company was able to accrete back into other comprehensive income $174 thousand and $320 thousand, respectively, (net of income tax effect of $90 thousand and $165 thousand, respectively), based on principal repayments on private-label CMO’s previously identified with OTTI.

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

In conjunction with our adoption of ASC Topic 820 effective June 30, 2009, the Company retained an independent third party to assist it with assessing three investments within the private label CMO portfolio at December 31, 2012. For the other five private-label CMO’s, the Company used the fair value estimates provided by its independent third party investment accounting service at December 31, 2012. There was no OTTI associated with these five securities at December 31, 2012 or in the past. The independent third parties utilized certain assumptions for producing the cash flow analyses used in the OTTI assessment. Key assumptions would include interest rates, expected market participant spreads and discount rates, housing prices, projected future delinquency levels and assumed loss rates on any liquidated collateral.

The Company reviewed the independent third party’s assumptions used in the December 31, 2012 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that no additional private-label CMO’s in the portfolio had an other-than-temporary impairment at December 31, 2012, keeping the total at three private-label CMO’s with OTTI at December 31, 2012.

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

The Company has investments in 10 positions that are impaired at December 31, 2012, including 3 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that three private-label CMO’s are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

8.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of December 31, 2012 and June 30, 2012.

	December 31, 2012			June 30, 2012
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

	(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$12,672	$—	$12,672	$13,514	$—	$13,514
Construction	4,481	701	3,780	4,997	701	4,296
Land acquisition & development	1,927	—	1,927	2,029	—	2,029
Multi-family dwellings	2,877	—	2,877	5,083	—	5,083
Commercial	6,233	—	6,233	7,623	—	7,623

Consumer Loans
Home equity	1,275	—	1,275	1,402	—	1,402
Home equity lines of credit	2,089	150	1,939	2,188	150	2,038
Other	235	—	235	286	—	286

Commercial Loans	2,016	—	2,016	2,222	—	2,222

Obligations (other than securities and leases) of states and political subdivisions	—	—	—	500	—	500

	$33,805	$851	$32,954	$39,844	$851	$38,993

Less: Deferred loan fees	(6)			(26)
Allowance for loan losses	(336)			(385)

Total	$33,463			$39,433

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

The following tables are a summary of the loans considered to be impaired as of December 31, 2012 and June 30, 2012, and the related interest income recognized for the three and six months ended December 31, 2012 and December 31, 2011:

	December 31, 2012	June 30, 2012
	(Dollars in Thousands)
Impaired loans with an allocated allowance
Construction loans	$701	$701
Impaired loans without an allocated allowance
Home equity lines of credit	150	150

Total impaired loans	$851	$851

Allocated allowance on impaired loans
Construction loans	$107	$105

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(Dollars in Thousands)
Average impaired loans
Construction loans	$701	$701	$701	$1,020
Home equity lines of credit	150	—	150	—

Total	$851	$701	$851	$1,020

Income recognized on impaired loans
Construction loans	$—	$—	$—	$—
Home equity lines of credit	2	—	3	—

Total	$2	$—	$3	$—

Total nonaccrual loans as of December 31, 2012 and June 30, 2012 and the related interest income recognized for the three and six months ended December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012	June 30, 2012
	(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$72	$363
Construction	701	701
Land acquisition & development	290	290
Home equity lines of credit	150	150

Total	$1,213	$1,504

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$73	$107	$178	$396
Construction	1,056	990	1,054	1,020
Land acquisition & development	290	—	290	—
Home equity lines of credit	150	—	150	346

Total	$1,569	$1,097	$1,672	$1,762

Income that would have been recognized	$25	$19	$52	$56

Interest income recognized	$6	$1	$47	$104

Interest income foregone	$22	$18	$31	$45

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at December 31, 2012, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2012 and June 30, 2012:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
December 31, 2012
First mortgage loans:
1 – 4 family dwellings	$12,329	$—	$271	$—	$72	$343	$12,672
Construction	7,870	—	—	—	701	701	4,481
Land acquisition & development	1,637	—	—	—	290	290	1,927
Multi-family dwellings	2,877	—	—	—	—	—	2,877
Commercial	6,233	—	—	—	—	—	6,233

Consumer Loans
Home equity	1,275	—	—	—	—	—	1,275
Home equity lines of credit	1,939	—	—	—	150	150	2,089
Other	235	—	—	—	—	—	235

Commercial Loans	2,016	—	—	—	—	—	2,016

Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	—	—	—

Subtotal	$32,321	$—	$271	$—	$1,213	$1,484	33,805

Less: Deferred loan fees							(6)
Allowance for loan loss							(336)

Net Loans Receivable							$33,463

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
June 30, 2012
First mortgage loans:
1 – 4 family dwellings	$13,151	$—	$—	$—	$363	$363	$13,514
Construction	4,296	—	—	—	701	701	4,997
Land acquisition & development	1,739	—	—	—	290	290	2,029
Multi-family dwellings	5,083	—	—	—	—	—	5,083
Commercial	7,623	—	—	—	—	—	7,623

Consumer Loans
Home equity	1,402	—	—	—	—	—	1,402
Home equity lines of credit	2,038	—	—	—	150	150	2,188
Other	286	—	—	—	—	—	286

Commercial Loans	2,219	—	3	—	—	3	2,222

Obligations (other than securities and leases) of states and political subdivisions	500	—	—	—	—	—	500

Subtotal	$38,337	$—	$3	$—	$1,504	$1,507	39,844

Less: Deferred loan fees							(26)
Allowance for loan loss							(385)

Net Loans Receivable							$39,433

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended December 31, 2012. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables presents the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at December 31, 2012 and June 30, 2012.

	December 31, 2012
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of states and political subdivisions

	(Dollars in Thousands)

Pass	$3,780	$1,637	$2,877	$6,233	$2,016	$—
Special Mention	—	—	—	—	—	—
Substandard	701	290	—	—	—	—
Doubtful	—	—	—	—	—	—

Ending Balance	$4,481	$1,927	$2,877	$6,233	$2,016	$—

	June 30, 2012
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of states and political subdivisions

	(Dollars in Thousands)

Pass	$4,296	$1,739	$5,083	$7,623	$2,219	$500
Special Mention	—	—	—	—	—	—
Substandard	701	290	—	—	—	—
Doubtful	—	—	—	—	3	—

Ending Balance	$4,997	$2,029	$5,083	$7,623	$2,222	$500

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended December 31, 2012 and June 30, 2012.

	December 31, 2012
	1 – 4 Family	Consumer

	(Dollars in Thousands)

Performing	$12,600	$3,449
Non-performing	72	150

Total	$12,672	$3,599

	June 30, 2012
	1 – 4 Family	Consumer

	(Dollars in Thousands)

Performing	$13,151	$3,726
Non-performing	363	150

Total	$13,514	$3,876

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

The Company had no unallocated allowance for loan losses balance at December 31, 2012.

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

The following tables present the activity in the allowance for loan losses for the three and six month periods ended December 31, 2012 and 2011.

	As of December 31, 2012
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2012	$27	$142	$16	$25	$80	$57	$14	$361
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	(1)	(19)	—	—	(3)	(1)	(1)	(25)

Ending ALLL Balance at December 31, 2012	$26	$123	$16	$25	$77	$56	$13	$336

	As of December 31, 2012
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2012	$73	$122	$21	$26	$76	$53	$14	$385
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	(47)	1	(5)	(1)	1	3	(1)	(49)

Ending ALLL Balance at December 31, 2012	$26	$123	$16	$25	$77	$56	$13	$336

	As of December 31, 2011
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2011	$79	$135	$32	$27	$79	$59	$60	$471
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	(6)	12	(18)	(1)	(2)	4	(9)	(20)

Ending ALLL Balance at December 31, 2011	$73	$147	$14	$26	$77	$63	$51	$451

	As of December 31, 2011
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2011	$87	$243	$55	$27	$79	$85	$54	$630
Charge-offs	—	(140)	—	—	—	—	—	(140)
Recoveries	—	—	—	—	—	—	—	—
Provisions	(14)	44	(41)	(1)	(2)	(22)	(3)	(39)

Ending ALLL Balance at December 31, 2011	$73	$147	$14	$26	$77	$63	$51	$451

The following tables summarize the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2012 and June 30, 2012.

	As of December 31, 2012
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Individually evaluated for impairment	$—	$107	$—	$—	$—	$—	$—	$107
Collectively evaluated for impairment	26	16	16	25	77	56	13	229

	$26	$123	$16	$25	$77	$56	$13	$336

	As of June 30, 2012
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Individually evaluated for impairment	$—	$105	$—	$—	$—	$—	$—	$105
Collectively evaluated for impairment	73	17	21	26	76	53	14	280

	$73	$122	$21	$26	$76	$53	$14	$385

9.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the consolidated balance sheet at their fair value as of December 31, 2012 and June 30, 2012, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2012
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets Measured on a Recurring Basis:
Investment securities – available for sale:
Corporate securities	$—	$74,681	$—	$74,681
Foreign debt securities[1]	—	4,452	—	4,452

	$—	$79,133	$—	$79,133

	June 30, 2012
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets Measured on a Recurring Basis:
Investment securities – available for sale:
Corporate securities	$—	$55,952	$—	$55,952
Foreign debt securities[1]	—	1,668	—	1,668

	$—	$57,620	$—	$57,620

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

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

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

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair value as of December 31, 2012 and June 30, 2012, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2012
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

The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation model for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The following table represents the changes in the measured Level III fair-value category for the six month period ended December 31, 2012.

	Impaired Loans	Real Estate Owned	Total
	(Dollars in Thousands)

Beginning balance – July 1, 2012	$746	$235	$981
Total net realized/unrealized gains (losses)
Included in earnings
Net realized losses on securities held-to-maturity	—	—	—
Included in other comprehensive income
Net unrealized gains on securities held-to-maturity	—	—	—
Transfers into Level III	—	4	4
Transfers out of Level III	—	—	—
Other – principal paydowns received	(2)	—	(2)

Ending balance – December 31, 2012	$744	$239	$983

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$2,102	$2,102	$2,102	$—	$—
Certificates of deposit	597	597	597	—	—
Investment securities – available for sale	79,133	79,133	—	79,133	—
Investment securities – held to maturity	81,516	82,331	—	82,331	—
Mortgage-backed securities – held to maturity
Agency	76,216	76,317	—	76,317	—
Private-label	5,300	6,014	—	746	5,268
Net loans receivable	33,463	36,487	—	—	36,487
Accrued interest receivable	1,648	1,648	1,648	—	—
FHLB stock	5,969	5,969	5,969	—	—

FINANCIAL LIABILITIES
Deposits
Non-interest bearing deposits	$15,738	$15,738	$15,738	$—	$—
NOW accounts	21,063	21,063	21,063	—	—
Savings Accounts	39,727	39,727	39,727	—	—
Money market accounts	23,798	23,798	23,798	—	—
Certificates of deposit	39,345	39,569	—	—	39,569
Advance payments by borrowers for taxes and insurance	395	395	395	—	—
FHLB long-term advances	17,500	18,956	—	—	18,956
FHLB short-term advances	64,716	64,716	64,716	—	—
Accrued interest payable	231	231	231	—	—

	June 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$2,506	$2,506	$2,506	$—	$—
Certificates of deposit	846	846	846	—	—
Investment securities – available for sale	57,620	57,620	—	57,620	—
Investment securities – held to maturity	82,400	84,059	—	84,059	—
Mortgage-backed securities – held to maturity					—
Agency	69,146	69,221	—	69,221	—
Private-label	9,940	10,592	—	1,148	9,444
Net loans receivable	39,443	43,942	—	—	43,942
Accrued interest receivable	1,621	1,621	1,621	—	—
FHLB stock	7,595	7,595	7,595	—	—

FINANCIAL LIABILITIES
Deposits
Non-interest bearing deposits	$15,642	$15,642	$15,642	$—	$—
NOW accounts	20,834	20,834	20,834	—	—
Savings Accounts	39,770	39,770	39,770	—	—
Money market accounts	23,837	23,837	23,837	—	—
Certificates of deposit	41,508	41,805	—	—	41,805
Advance payments by borrowers for taxes and insurance	582	582	582	—	—
FHLB long-term advances	17,500	19,187	—	—	19,187
FHLB short-term advances	79,270	79,270	79,270	—	—
Accrued interest payable	257	257	257	—	—

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2012.

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

FINANCIAL CONDITION

The Company’s assets totaled $254.8 million at December 31, 2012, as compared to $273.3 million at June 30, 2012. The $18.5 million or 6.8% decrease in total assets was primarily comprised of a $33.9 million decrease in investment securities – held to maturity, a $6.0 million decrease in net loans receivable, and a $1.6 million decrease in Federal Home Loan Bank (“FHLB”) stock, which were partially offset by a $21.5 million increase in investment securities available for sale, and a $2.4 million increase in mortgage-backed securities held to maturity. The decrease in investment securities held to maturity was primarily due to maturities/redemptions of U.S. Government agency step-up bonds and investment grade corporate bonds totaling $29.9 million and $4.0 million, respectively. The decrease in FHLB stock was due to the continued redemption of excess stock by the FHLB of Pittsburgh. The increase in investment securities available for sale was primarily due to purchases of fixed-rate investment grade corporate bonds totaling $25.7 million, floating-rate investment grade corporate bonds totaling $4.5 million, fixed rate U.S. dollar denominated investment grade foreign bonds totaling $1.7 million, and floating rate U.S. dollar denominated investment grade foreign bonds totaling $1.2 million, which were partially offset by maturities/redemptions of investment grade corporate bonds totaling $7.6 million. The increase in mortgage-backed securities was primarily due to purchases of floating-rate U.S. Government agency CMO’s totaling $47.0 million, which was partially offset by repayments on floating-rate U.S. Government agency CMO’s and floating-rate private label CMO’s totaling $39.9 million and $5.1 million, respectively. See “Asset and Liability Management”.

The Company’s total liabilities decreased $19.7 million or 8.1% to $223.2 million as of December 31, 2012 from $242.9 million as of June 30, 2012. The $19.7 million decrease in total liabilities was primarily comprised of a $14.6 million or 18.4% decrease in short-term FHLB advances, a $3.0 million or 80.3% decrease in other liabilities, and a $2.1 million or 1.5% decrease in total savings deposits. The decrease in FHLB short-term advances was primarily a result of paydowns associated with cash flow from the maturities/redemptions of investments and mortgage-backed securities. The decrease in total deposits was primarily the result of a decrease in certificates of deposit. The decrease in other liabilities was primarily due to the funding of a $2.8 million commitment to purchase three fixed-rate investment grade corporate bonds. See also “Asset and Liability Management”.

Total stockholders’ equity increased $1.1 million or 3.8% to $31.6 million as of December 31, 2012, from approximately $30.4 million as of June 30, 2012. The increase was primarily attributable to Company net income of $711 thousand and other comprehensive income totaling $588 thousand, for the six months ended December 31, 2012, which were partially offset by cash dividends totaling $165 thousand. Other comprehensive income was primarily attributable to a $320 thousand (net of tax effect) reversal of unrealized holding losses on three private-label CMO’s with previously identified OTTI, and a $268 thousand (net of tax effect) of unrealized holding gains on the Company’s available for sale investment portfolio.

RESULTS OF OPERATIONS

General. WVS reported net income of $325 thousand or $0.16 earnings per share (basic and diluted), and $711 thousand or $0.35 earnings per share (basic and diluted) for the three and six months ended December 31, 2012, respectively. Net income increased by $121 thousand or 59.3% and earnings per share (basic and diluted) increased $0.06 or 60.0% for the three months ended December 31, 2012, when compared to the same period in 2011. The increase in net income for the three months ended December 31, 2012 was primarily attributable to a $207 thousand increase in non-interest income, a $25 thousand decrease in income tax expense, and a $5 thousand change in the recovery of loan losses, which were partially offset by a $85 thousand decrease in net interest income, and a $31 thousand increase in non-interest expense. For the six months ended December 31, 2012, net income increased $97 thousand, or 15.8% and earnings per share (basic and diluted) increased $0.05 or 16.7%, when compared to the same period in 2011. The increase in net income for the six months ended December 31, 2012, was primarily attributable to a $238 thousand increase in non-interest income, a $40 thousand decrease in income tax expense, a $10 thousand change in the recovery of loan losses, and a $13 thousand decrease in non-interest expense, which were partially offset by a $301 thousand decrease in net-interest income.

Net Interest Income. The Company’s net interest income decreased by $85 thousand or 6.7% for the three months ended December 31, 2012, when compared to the same period in 2011. The decrease in net interest income is attributable to a $89 thousand decrease in interest income, which was partially offset by a $4 thousand decrease in interest expense. The decrease in interest income was primarily due to lower realized yields on the Company’s investment and loan portfolios and lower average balances on the Company’s loan portfolio for the quarter ended December 31, 2012, which were partially offset by higher average balances of investment and mortgage-backed securities, when compared to the same period in 2011. The decrease in interest expense was primarily attributable to lower rates paid on the Company’s deposits which was partially offset by an increase in interest expense on FHLB short-term advances due to higher average balances of FHLB short-term advances during the quarter ended December 31, 2012, when compared to the same period in 2011. For the six months ended December 31, 2012, net interest income decreased $301 thousand or 11.0% when compared to the same period in 2011. The decrease in net-interest income was primarily attributable to a $340 thousand decrease in interest income, which was partially offset by a $39 thousand decrease in interest expense. The decrease in interest income was primarily due to lower realized yields on the Company’s investment and loan portfolios and lower average balances on the Company’s loan portfolio for the six months ended December 31, 2012, which were partially offset by higher average balances of investment and mortgage-backed securities, when compared to the same period in 2011. The decrease in interest expense was primarily attributable to lower rates paid on the Company’s deposits and lower average balances of deposits and FHLB long-term advances, which were partially offset by higher average balances and rates paid on FHLB short-term advances, during the six months ended December 31, 2012, when compared to the same period in 2011.

Interest Income. Interest income on net loans receivable decreased $164 thousand or 23.0%, and $438 thousand or 27.8% for the three and six months ended December 31, 2012, respectively, when compared to the same periods in 2011. The decrease for the three months ended December 31, 2012 was primarily attributable to a $10.4 million decrease in the average balance of net loans receivable outstanding, and a decrease of 2 basis points in the weighted average yield earned on net loans receivable for the three months ended December 31, 2012, when compared to the same period in 2011. The decrease in the average balance of loans outstanding was primarily attributable to lower construction loans outstanding, payoffs on non-accrual loans, and repayments on performing loans in excess of originations. The decrease in the yield on loans was primarily attributable to payoffs of higher yielding construction loans, which was partially offset by $6 thousand of interest collections on non-accrual loans during the three months ended December 31, 2012. The decrease for the six months ended December 31, 2012, was primarily attributable to a $10.3 million decrease in the average balance of net loans receivable outstanding, and a 28 basis point decrease in the weighted average yield earned on net loans receivable for the six months ended December 31, 2012, when compared to the same period in 2011. The six months ended December 31, 2011, also included collection of past due interest and late charges on paid-off non-accrual loans of approximately $110 thousand.

Interest income on FDIC insured bank certificates of deposit decreased $7 thousand or 77.8% and $15 thousand or 78.9% for the three and six months ended December 31, 2012, respectively, when compared to the same periods in 2011. The decrease for the three months ended December 31, 2012 was primarily attributable to a $2.3 million decrease in the average portfolio balance of certificates of deposit and a 5 basis point decrease in the weighted average yield earned when compared to the same period in 2011. The decrease for the six months ended December 31, 2012 was primarily attributable to a $2.5 million decrease in the average portfolio balance of certificates of deposit and a 12 basis point decrease in the weighted average yield earned when compared to the same period in 2011. The certificates have remaining maturities ranging from two to twenty-one months. Due to decreases in yields in this investment sector, the Company has decided to limit reinvestments in certificates of deposit and to redeploy maturities and early issuer redemptions to other investment portfolio segments.

Interest income on mortgage-backed securities increased $12 thousand or 5.1% and $28 thousand or 6.0% for the three and six months ended December 31, 2012, respectively, when compared to the same periods in 2011. The increase for the three months ended December 31, 2012 was primarily attributable to a 4 basis point increase in the weighted average yield earned on private-label mortgage-backed securities, and to a $19.1 million increase in the average balance of U.S. Government agency mortgage-backed securities outstanding, which were partially offset by a $12.5 million decrease in the average balance of private-label mortgage-backed securities outstanding, and a 5 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities for the three months ended December 31, 2012, when compared to the same period in 2011. The increase for the six months ended December 31, 2012 was primarily attributable to a $18.4 million increase in the average balance of U.S. Government agency mortgage-backed securities outstanding, and a 6 basis point increase in the weighted average yield earned on private-label mortgage-backed securities, which were partially offset by a $12.7 million decrease in the average balance of private-label mortgage-backed securities outstanding and a 4 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities for the six months ended December 31, 2012, when compared to the same period in 2011. The decrease in the average balances of private-label mortgage-backed securities during the three and six months ended December 31, 2012 was attributable to principal paydowns of private-label mortgage-backed securities during the periods. The increase in the average balance of U.S. Government agency mortgage-backed securities for the three and six months ended December 31, 2012, was primarily attributable to purchases of U.S. Government agency mortgage-backed securities totaling $23.5 million and $47.0 million, respectively, during the three and six months, which was partially offset by repayments of $24.1 million and $39.9 million, respectively, on the U.S. Government agency mortgage-backed securities portfolio, during the three and six months ended December 31, 2012.

Interest income on investment securities increased $62 thousand or 9.0% and $75 thousand or 5.2% for the three and six months ended December 31, 2012, respectively, when compared to the same periods in 2011. The increase for the three months ended December 31, 2012 was primarily attributable to a $59.2 million increase in the average balance of investment securities outstanding, which was partially offset by a 95 basis point decrease in the weighted average yield on investment securities, when compared to the same period in 2011. The increase for the six months ended December 31, 2012 was primarily attributable to a $66.2 million increase in the average balance of investment securities outstanding, which was partially offset by a 131 basis point decrease in the weighted average yield on investment securities, when compared to the same period in 2011.

Interest income on FHLB stock totaled $8 thousand and $10 thousand for the three and six months ended December 31, 2012, as compared to $0 and $0, respectively, for the same periods in 2011. The increases for both periods in 2012 were attributable to the Federal Home Loan Bank of Pittsburgh’s payment of a dividend on its common stock during the quarters ended September 30, 2012 and December 31, 2012. In December 2008, the FHLB of Pittsburgh announced that it was suspending payments of dividends and redemptions of excess capital stock from members. The FHLB’s stated purpose of these actions was to build retained earnings to ensure adequate regulatory capital. Beginning in the December 2010 quarter, the FHLB began redeeming excess capital stock from members. Redemptions of excess FHLB stock totaling $899 thousand and $1.6 million were recorded for the three and six months ended December 31, 2012, respectively. The FHLB restarted paying dividends on the FHLB stock in March 2012.

Interest Expense. Interest expense on deposits and escrows decreased $39 thousand or 28.1% and $83 thousand or 28.6% for the three and six months ended December 31, 2012, when compared to the same periods in 2011. The decrease in interest expense on deposits for the three months ended December 31, 2012 was primarily attributable to a 22 basis point decrease in the weighted average rate paid on time deposits, a $3.2 decrease in the average balance of time deposits, a 6 basis point decrease in the weighted average rate paid on savings accounts, and a 6 basis point decrease in the weighted average rate paid on money market accounts. The decrease in interest expense on deposits for the six months ended December 31, 2012 was primarily attributable to an 18 basis point decrease in the weighted average rate paid on time deposits, a $4.6 decrease in the average balance of time deposits, a 7 basis point decrease in the weighted average rate paid on savings accounts, and a 6 basis point decrease in the weighted average rate paid on money market accounts, when compared to the same period in 2011.

Interest paid on FHLB advances increased $35 thousand or 15.2% and $44 thousand or 9.1% for the three and six months ended December 31, 2012, respectively, when compared to the same periods in 2011. The increase for the three months ended December 31, 2012 was primarily attributable to a $49.2 million increase in the average balance of FHLB short-term advances outstanding and a 6 basis point increase in the weighted average rate paid on FHLB short-term advances, when compared to the same period in 2011. The increase for the six months ended December 31, 2012, was primarily attributable to a $56.0 million increase in the average balance of, and a 6 basis point increase in the weighted average rate paid on, short-term FHLB advances, which were partially offset by a $1.3 million decrease in the average balance of, and a 3 basis point decrease in the weighted average rate paid on, FHLB long-term advances, when compared to the same period in 2011. The decrease in the average balances of fixed-rate legacy long-term FHLB advances during the six months ended December 31, 2011, were due to repayments at maturity.

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

Recoveries for loan losses increased $5 thousand and $10 thousand for the three and six months ended December 31, 2012, respectively, when compared to the same periods in 2011. The change in the recoveries for loan losses was primarily attributable to lower levels of non-performing loans. At December 31, 2012, the Company’s total allowance for loan losses amounted to $336 thousand or 1.0% of the Company’s total loan portfolio, as compared to $385 thousand or 1.0% at June 30, 2012. At December 31, 2012, the Company’s non-performing loans totaled $1.2 million as compared to $1.5 million at June 30, 2012.

Non-Interest Income. Non-interest income increased by $207 thousand or 1,150.0% and $238 thousand or 201.7% for the three and six months ended December 31, 2012, respectively, when compared to the same periods in 2011. The increase for the three months ended December 31, 2012 was primarily attributable to the absence of a $106 thousand other-than-temporary impairment charge on one private-label mortgage-backed security recorded in the quarter ended December 31, 2011 and a $117 thousand recognized gain on the sale of other real-estate owned, which were partially offset by a $6 thousand decrease in service charges on deposits in the quarter ended December 31, 2012, when compared to the same period in 2011. The increase for the six months ended December 31, 2012 was primarily attributable to the absence of a $131 thousand other-than-temporary impairment charge on two private-label mortgage-backed securities recorded in the six months ended December 31, 2011, and a $117 thousand recognized gain on the sale of other real-estate owned, which were partially offset by a $14 thousand decrease in service charges on deposits during the six months ended December 31, 2012, when compared to the same period in 2011.

Non-Interest Expense. Non-interest expense increased $31 thousand or 3.5% and decreased $13 thousand or 0.7% for the three and six months ended December 31, 2012, respectively, when compared to the same periods in 2011. The increase for the three months ended December 31, 2012 was principally attributable to a $22 thousand increase in charitable contributions eligible for PA tax credits, a $12 thousand increase in legal expenses and a $5 thousand increase in NOW account expense, which were partially offset by a $21 thousand decrease in Federal Deposit Insurance Corporation (FDIC) deposit insurance expense, when compared to the same period in 2011. The decrease for the six months ended December 31, 2012 was primarily attributable to a $42 thousand decrease in FDIC deposit insurance expense, and a $10 thousand decrease in correspondent bank service charges, which were partially offset by a $19 thousand increase in employee related expenses and a $10 thousand increase in charitable contributions eligible for PA tax credits, when compared to the same period in 2011.

Income Tax Expense. Income tax expense decreased $25 thousand and $137 thousand for the three and six months ended December 31, 2012, respectively, when compared to the same periods in 2011. The decrease for the three and six months ended December 31, 2012 was primarily due to lower levels of taxable income, when compared to the same periods in 2011, and the use of PA tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.9 million during the six months ended December 31, 2012. Net cash provided by operating activities was primarily comprised of Company net income of $711 thousand, $1.4 million of amortization of investment premiums, a $314 thousand decrease in deferred income taxes, and $47 thousand of depreciation expense, which were partially offset by $588 thousand of other comprehensive income, and a $50 thousand recovery of loan losses.

Funds provided by for investing activities totaled $14.5 million during the six months ended December 31, 2012. Primary uses of funds during the six months ended December 31, 2012 were purchases of investment securities available for sale totaling $33.0 million and mortgage-backed securities held to maturity of $47.0 million. Primary sources of funds during the six months ended December 31, 2012 consisted of proceeds from investments and mortgage-backed securities within the held to maturity portfolio totaling $33.9 million and $45.1 million, respectively, proceeds from investment securities in the available for sale portfolio of $7.7 million, $6.0 million of net loan repayments, and $1.6 million of FHLB stock redemptions. During the six months ended December 31, 2012, the Company continued to increase the available for sale allocation to bolster balance sheet liquidity due to turmoil in the global financial markets while seeking to earn additional net interest income.

Funds used for financing activities totaled $16.8 million for the six months ended December 31, 2012. The primary uses included a $14.6 million decrease in FHLB short-term borrowings, a $2.2 million decrease in retail certificates of deposit, a $185 thousand decrease in escrow accounts, and $165 thousand in cash dividends paid on the Company’s common stock. The $14.6 million decrease in FHLB short-term borrowings was primarily funded by maturities/redemptions of investment and mortgage-backed securities. Management believes that a significant portion of our local maturing deposits will remain with the Company.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at December 31, 2012 totaled $28.3 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At December 31, 2012, total approved loan commitments outstanding were $941 thousand. At the same date, commitments under unused lines of credit amounted to $5.8 million and the unadvanced portion of construction loans approximated $3.5 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $79.1 million at December 31, 2012. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On January 28, 2013, the Company’s Board of Directors declared a cash dividend of $0.04 per share payable February 21, 2013, to shareholders of record at the close of business on February 11, 2013. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of December 31, 2012, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $32.4 million or 20.6% and $32.7 million or 20.9%, respectively, of total risk-weighted assets, and Tier I leverage capital of $32.4 million or 11.5% of average quarterly assets.

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

The Company’s nonperforming assets at December 31, 2012 totaled approximately $1.5 million or 0.6% of total assets as compared to $1.7 million or 0.6% of total assets at June 30, 2012. Nonperforming assets at December 31, 2012 consisted of: two single-family real estate loans totaling $72 thousand, one single-family construction loan totaling $701 thousand, one single-family real estate owned property totaling $239 thousand, one land loan totaling $290 thousand, and one home equity line of credit totaling $150 thousand. The loans are in various stages of collection activity and the real estate owned property is being marketed for sale.

The $286 thousand decrease in nonperforming assets during the six months ended December 31, 2012 was primarily attributable to the payoff of one non-accrual single-family real estate loan totaling $288 thousand.

During the three and six months ended December 31, 2012, the Company collected $6 thousand and $47 thousand, respectively, of interest income on non-accrual loans that were paid off or brought current. Approximately $25 thousand and $52 thousand of interest income would have been recorded during the three and six months ended December 31, 2012, on non-accrual loans if such loans had been current according to the original loan agreements for the entire periods. These amounts were not included in the Company’s interest income for the three and six months ended December 31, 2012. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

To support a stronger economic recovery and to help ensure that inflation, over time, is at the rate most consistent with its dual mandate to foster maximum employment and price stability, the FOMC agreed to increase policy accommodation by purchasing additional agency mortgage-backed securities at a pace of $40 billion per month. The FOMC also indicated that it would continue through the end of calendar year 2012 a program to extend the average maturity of its holdings of securities announced in

June 2012, and it is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and mortgage-backed securities into mortgage-backed securities. These actions, which together will increase the FOMC’s holdings of longer-term securities by about $85 billion each month through the end of calendar year 2012, is expected to put downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.

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

On December 12, 2012, the FOMC issued a press release outlining its plans for securities purchases in calendar year 2013 and provided additional guidance for the targeted federal funds rate and the expected duration of the highly accommodative stance of monetary policy.

To support a stronger economic recovery and to help ensure that inflation, over time, is at the rate most consistent with its dual mandate, the FOMC will continue purchasing additional agency mortgage-backed securities at a pace of $40 billion per month. The FOMC also will purchase longer-term Treasury securities after its program to extend the average maturity of its holdings of Treasury securities is completed at the end of the year, initially at a pace of $45 billion per month. The FOMC is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and, in January, will resume rolling over maturing Treasury securities at auction. Taken together, these actions should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.

The FOMC will closely monitor incoming information on economic and financial developments in coming months. If the outlook for the labor market does not improve substantially, the FOMC will continue its purchases of Treasury and agency mortgage-backed securities, and employ its other policy tools as appropriate, until such improvement is achieved in a context of price stability. In determining the size, pace, and composition of its asset purchases, the FOMC will take appropriate account of the likely efficacy and costs of such purchases.

To support continued progress toward maximum employment and price stability, the FOMC expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the asset purchase program ends and the economic recovery strengthens. In particular, the FOMC decided to keep the target range for the federal funds rate at 0 to 1/4 percent and currently anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6-1/2 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the FOMC’s 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored. The FOMC views these thresholds as consistent with its earlier date-based guidance. In determining how long to maintain a highly accommodative stance of monetary policy, the FOMC will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. When the FOMC decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2 percent.

Throughout the six months ended December 31, 2012, the Company continued to adjust its asset/liability management tactics in two ways. First, the Company increased Tier 1 capital primarily through earnings retention. Second, we substantially increased the available for sale classification of the Company’s investment portfolio from $57.6 million at June 30, 2012 to $79.1 million at December 31, 2012. This allowed us to substantially bolster balance sheet liquidity while earning additional interest income. We anticipate growing our asset base to the range of $275 - $300 million during calendar year 2013, subject to economic and market conditions.

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

The table below shows the quarterly targeted federal funds rate and the benchmark two and ten year treasury yields from June 30, 2007 through December 31, 2012. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive
December 31, 2010	0.00% to 0.25%	0.61%	3.30%	Positive
March 31, 2011	0.00% to 0.25%	0.80%	3.46%	Positive
June 30, 2011	0.00% to 0.25%	0.45%	3.18%	Positive
September 30, 2011	0.00% to 0.25%	0.25%	1.92%	Positive
December 31, 2011	0.00% to 0.25%	0.25%	1.89%	Positive
March 31, 2012	0.00% to 0.25%	0.33%	2.23%	Positive
June 30, 2012	0.00% to 0.25%	0.33%	1.67%	Positive
September 30, 2012	0.00% to 0.25%	0.23%	1.65%	Positive
December 31, 2012	0.00% to 0.25%	0.24%	1.85%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment, and mortgage-backed securities portfolios for the six months ended December 31, 2012, totaled $10.8 million, $41.6 million, and $45.1 million, respectively. Despite stagnant global interest rates and Treasury yields the Company managed its balance sheet and used proceeds from calls of U.S. Government agency bonds, repayments on its mortgage-backed securities and maturities of bank certificates of deposit, to repay FHLB short-term borrowings and to purchase investment grade corporate bonds and U.S. Government agency CMO’s. In particular, the Company increased its available for sale portfolio allocation from $57.6 million at June 30, 2012 to $79.1 million at December 31, 2012. This strategy has allowed the Company to substantially improve its liquidity posture while managing overall interest rate risk and maintaining its regulatory capital ratios.

Due to the term structure of market interest rates, historically low long-term mortgage interest rates, weakness in the economy, an excess supply of existing homes available for sale, and lower levels of housing starts, the Company began to increase its portfolio originations of fixed rate mortgages with maturities of ten to thirty years while maintaining its ability to offer such loans on a correspondent basis. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank’s market area. We expect that the housing market will modestly improve throughout the remainder of fiscal 2013. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans (primarily on residential properties), and commercial loans on business assets to partially increase interest income while limiting credit and interest rate risk. The Company has also offered higher yielding commercial and small business loans to existing customers and seasoned prospective customers.

During the six months ended December 31, 2012, principal investment purchases were comprised of: fixed rate investment grade corporate bonds - $23.8 million with a weighted average yield of 1.51%; floating rate U.S. Government agency CMO’s - $47.0 million with a weighted average yield of 1.24%; floating rate investment grade corporate bonds - $4.5 million with a weighted average yield of 1.61%; fixed rate investment grade corporate utility first mortgage bonds - $1.9 million with a weighted average yield of 1.68%; fixed rate investment grade foreign bonds - $1.7 million with a weighted average yield of 1.38% and floating-rate investment grade foreign bonds - $1.2 million with a weighted average yield of 0.64%. All of the corporate bond purchases were classified as available for sale for accounting purposes. The Company believes that this classification bolsters asset based liquidity while earning a return above the Company’s cost of funds.

Major investment proceeds received during the six months ended December 31, 2012 were: callable U.S. Government agency bonds - $29.9 million with a weighted average yield of approximately 1.37%; investment grade corporate bonds - $8.0 million with a weighted average yield of approximately 2.36%; and investment grade corporate utility first mortgage bonds - $3.6 million with a weighted average yield of 3.07%.

As of December 31, 2012, the implementation of these asset and liability management initiatives resulted in the following:

1)	$94.0 million or 37.3% of the Company’s assets were comprised of floating rate investment and mortgage-backed securities. Of this $94.0 million, approximately $81.5 million float on a monthly basis based upon changes in the one-month London Interbank Offered Rate (LIBOR) and about $13.5 million reprice on a quarterly basis based upon the three-month LIBOR.

2)	$79.1 million or 31.1% of the Company’s assets were comprised of investment securities classified as available for sale;

3)	$86.4 million or 41.4% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less - $9.0 million or 10.4%; 3 – 12 months - $30.1 million or 34.8%; 1 – 2 years - $34.0 million or 39.4%; 2 – 3 years - $8.7 million or 10.1%; 3 – 5 years - $3.0 million or 3.5%; and over 5 years - $1.6 million or 1.8%;

4)	$81.5 million or 39.1% of the Company’s investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

5)	$27.4 million or 13.1% of the Company’s investment portfolio was comprised of callable U.S. Government Agency multiple step-up bonds which are callable as follows: 1 – 3 months - $27.4 million or 100.0%. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

6)	An aggregate of $17.7 million or 52.8% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months; and

7)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less - $64.7 million or 78.7%; 1 – 3 years - $5.0 million or 6.1%; and 3 – 5 years - $12.5 million or 15.2%.

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

	December 31, 2012	June 30,
		2012	2011
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$186,509	$180,617	$178,738
Interest-bearing liabilities maturing or repricing within one year	149,780	165,879	128,811

Interest sensitivity gap	$36,729	$14,738	$49,927

Interest sensitivity gap as a percentage of total assets	14.41%	5.39%	21.81%
Ratio of assets to liabilities maturing or repricing within one year	124.52%	108.88%	138.76%

During the six months ended December 31, 2012, the Company managed its one-year interest sensitivity gap by: (1) purchasing $47.0 million of floating-rate U.S. Government agency CMO’s which reprice monthly; (2) purchasing $3.8 million of corporate bonds with maturities of one year or less; (3) purchasing $9.7 million of corporate bonds with maturities beyond one year but within two years; (4) purchasing $13.4 million of corporate bonds with maturities beyond two years but within three years; and (5) decreasing by approximately $14.6 million the Company’s borrowings that mature within one year. All of the referenced corporate bond purchases were designated as available for sale for accounting purposes. These purchases further bolstered balance sheet liquidity. At December 31, 2012, investments available for sale totaled $79.1 million or 31% of total assets.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at December 31, 2012. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$25,493	$10,732	$34,162	$51,272	$59,227	$41,144	$28,729
% of Total Assets	10.0%	4.2%	13.4%	20.1%	23.2%	16.1%	11.3%
Base Case Up 100 bp
Cumulative Gap ($’s)	$25,963	$11,588	$35,560	$53,139	$60,884	$42,030	$28,729
% of Total Assets	10.2%	4.5%	14.0%	20.9%	23.9%	16.5%	11.3%
Base Case No Change
Cumulative Gap ($’s)	$26,294	$12,255	$36,729	$54,917	$62,649	$43,199	$28,729
% of Total Assets	10.3%	4.8%	14.4%	21.6%	24.6%	17.0%	11.3%
Base Case Down 100 bp
Cumulative Gap ($’s)	$26,348	$12,322	$36,915	$55,103	$62,816	$43,307	$28,729
% of Total Assets	10.3%	4.8%	14.5%	21.6%	24.7%	17.0%	11.3%
Base Case Down 200 bp
Cumulative Gap ($’s)	$26,351	$12,329	$36,915	$55,103	$62,816	$43,307	$28,729
% of Total Assets	10.3%	4.8%	14.5%	21.6%	24.7%	17.0%	11.3%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2012. This analysis was done assuming that the interest-earning assets will average approximately $277 million and $326 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at December 31, 2012. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	December 31, 2013					December 31, 2012
Estimated impact on:	–200	–100	0	+100	+200	–200	–100	0	+100	+200
Change in net interest income	–38.2%	–35.8%	—	–3.4%	13.2%	–18.8%	–17.0%	—	0.1%	9.8%
Return on average equity	0.58%	0.87%	4.47%	4.50%	6.26%	1.06%	1.23%	2.68%	2.83%	3.72%
Return on average assets	0.07%	0.10%	0.47%	0.54%	0.76%	0.14%	0.16%	0.31%	0.35%	0.46%
Market value of equity (in thousands)						$32,806	$33,421	$34,194	$35,193	$35,227

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at December 31, 2012. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2012.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$1,475
6.51%

Adjustable rate	$2,065
4.97%

Undisbursed lines of credit	$5,809
Adjustable rate	3.80%

Loan origination commitments
Fixed rate	$941
2.22%

Letters of credit
Adjustable rate	$210
4.25%

$10,500

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2012, the Savings Bank had three performance standby letters of credit outstanding totaling approximately $210 thousand. All three performance letters of credit are secured by developed property. The letters of credit will mature within twelve months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.	CONTROLS AND PROCEDURES

As of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

During the quarter ended December 31, 2012, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

WVS FINANCIAL CORP.

February 12, 2013	BY:	/s/ David J. Bursic
Date		David J. Bursic
President and Chief Executive Officer
(Principal Executive Officer)

February 12, 2013	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson
Vice-President, Treasurer and Chief Accounting Officer
(Principal Accounting Officer)