Form 10-Q
period 2013-03-31
WVS FINANCIAL CORP
filed 2013-05-13
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Shares outstanding as of May 13, 2013: 2,057,930 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	March 31, 2013	June 30, 2012
Assets
Cash and due from banks	$1,727	$2,314
Interest-earning demand deposits	324	192

Total cash and cash equivalents	2,051	2,506
Certificates of deposit	348	846
Investment securities available-for-sale (amortized cost of $82,645 and $57,636)	83,033	57,620
Investment securities held-to-maturity (fair value of $19,175 and $84,059)	18,059	82,400
Mortgage-backed securities held-to-maturity (fair value of $123,085 and $79,813)	122,493	79,086
Net loans receivable (allowance for loan losses of $312 and $385)	34,078	39,433
Accrued interest receivable	1,748	1,621
Federal Home Loan Bank stock, at cost	5,212	7,595
Other real estate owned (OREO)	—	235
Premises and equipment, net	636	583
Prepaid FDIC insurance premium	55	163
Deferred tax assets (net)	661	1,047
Other assets	255	206

TOTAL ASSETS	$268,629	$273,341

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$15,890	$15,642
NOW accounts	20,965	20,834
Savings accounts	40,148	39,770
Money market accounts	24,041	23,837
Certificates of deposit	39,012	41,508
Advance payments by borrowers for taxes and insurance	529	582

Total deposits	140,585	142,173
Federal Home Loan Bank advances: long-term	17,500	17,500
Federal Home Loan Bank advances: short-term	77,735	79,270
Accrued interest payable	211	257
Other liabilities	835	3,728

TOTAL LIABILITIES	236,866	242,928

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	—	—
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued	38	38
Additional paid-in capital	21,474	21,458
Treasury stock: 1,747,706 and 1,747,706 shares at cost, respectively	(26,690)	(26,690)
Retained earnings, substantially restricted	37,595	36,992
Accumulated other comprehensive loss	(654)	(1,385)

TOTAL STOCKHOLDERS’ EQUITY	31,763	30,413

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,629	$273,341

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans	$472	$695	$1,607	$2,268
Investment securities – taxable	603	818	2,130	2,189
Investment securities – non-taxable	—	7	—	87
Mortgage-backed securities	288	219	783	686
Certificates of deposit	2	7	5	26
Interest-earning demand deposits	—	—	1	2
FHLB Stock	5	2	15	1

Total interest and dividend income	1,370	1,748	4,541	5,259

INTEREST EXPENSE:
Deposits	86	132	294	423
Federal Home Loan Bank advances – long-term	207	209	629	663
Federal Home Loan Bank advances – short-term	38	44	145	74
Other short-term borrowings	—	—	—	1

Total interest expense	331	385	1,068	1,161

NET INTEREST INCOME	1,039	1,363	3,473	4,098
RECOVERY OF LOAN LOSSES	(24)	(11)	(73)	(50)

NET INTEREST INCOME AFTER RECOVERY OF LOAN LOSSES	1,063	1,374	3,546	4,148

NON-INTEREST INCOME:
Service charges on deposits	45	40	144	153
Investment securities gains	—	—	8	—

Other than temporary impairment (“OTTI”) losses	(4)	—	(4)	(303)
Portion of loss (gain) recognized in other comprehensive income (before taxes)	(8)	—	(8)	172

Net impairment loss recognized in earnings	(12)	—	(12)	(131)

Gain (loss) on Sale of OREO	(16)	—	101	—
Other	57	61	188	197

Total non-interest income	74	101	429	219

NON-INTEREST EXPENSE:
Salaries and employee benefits	505	493	1,489	1,457
Occupancy and equipment	80	74	235	227
Data processing	59	61	182	182
Correspondent bank service charges	12	9	38	47
Deposit insurance premium	40	90	119	210
Other	172	151	650	614

Total non-interest expense	868	878	2,713	2,737

INCOME BEFORE INCOME TAXES	269	597	1,262	1,630
INCOME TAX EXPENSE	130	215	412	634

NET INCOME	$139	$382	$850	$996

EARNINGS PER SHARE:
Basic	$0.07	$0.19	$0.41	$0.48
Diluted	$0.07	$0.19	$0.41	$0.48

AVERAGE SHARES OUTSTANDING:
Basic	2,057,930	2,057,930	2,057,930	2,057,930
Diluted	2,057,930	2,057,930	2,057,930	2,057,930

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

NET INCOME	$139	$382	$850	$996

OTHER COMPREHENSIVE INCOME

Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	(3)	274	411	86
Income tax effect	(1)	93	140	29

	(2)	181	271	57

Gains recognized in earnings	—	—	(8)	—
Income tax effect	—	—	(3)	—

	—	—	(5)	—

Unrealized holdings gains (losses) on securities available for sale not other-than-temporarily impaired, net of tax	(2)	181	266	57

Securities held to maturity other-than-temporarily impaired:
Total losses	(4)	—	(4)	(303)
Losses recognized in earnings	(12)	—	(12)	(131)

Gains (losses) recognized in comprehensive income	8	—	8	(172)
Income tax effect	3	—	3	(128)

	5	—	5	(44)
Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	212	167	697	512
Income tax effect	72	57	237	174

	140	110	460	338

Unrealized holding gains on other-than-temporarily impaired Securities held to maturity, net of tax	145	110	465	294

Other comprehensive income	143	291	731	351

NET COMPREHENSIVE INCOME	$282	$673	$1,581	$1,347

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Accumulated Other Comprehensive Income(Loss)	Total
Balance at June 30, 2012	$38	$21,458	$(26,690)	$36,992	$(1,385)	$30,413

Comprehensive income:

Net Income				850		850

Other comprehensive income:					731	731

Expense of stock options awarded		16				16

Cash dividends declared ($0.12 per share)				(247)		(247)

Balance at March 31, 2013	$38	$21,474	$(26,690)	$37,595	$(654)	$31,763

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES

Net income	$850	$996
Adjustments to reconcile net income to cash provided by operating activities:
Recovery of loan losses	(73)	(50)
Net impairment loss recognized in earnings	12	131
Depreciation	69	62
(Gain) loss on sale of other real estate owned	(101)	—
Gain on sale of investments	(8)	—
Accretion of discounts, premiums and deferred loan fees	2,183	758
Decrease in deferred income taxes	386	178
Decrease in prepaid/accrued income taxes	(36)	100
Increase in accrued interest receivable	(127)	(445)
Decrease in accrued interest payable	(46)	(63)
Decrease in deferred director compensation payable	(23)	(22)
Decrease of prepaid federal deposit insurance premium	108	201
Decrease in transaction account clearing balance payable to Federal Reserve	—	(733)
Other, net	(369)	(181)

Net cash provided by operating activities	2,825	932

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	(47,014)	(44,960)
Proceeds from repayments of investments	15,202	2,000
Proceeds from sales of investments	1,891	—
Held-to-maturity:
Purchases of investment securities	—	(101,666)
Purchases of mortgage-backed securities	(103,207)	(25,997)
Proceeds from repayments of investments	64,308	60,576
Proceeds from repayments of mortgage-backed securities	60,520	35,072
Purchases of certificates of deposit	—	(947)
Maturities/redemptions of certificates of deposit	497	2,276
Decrease in net loans receivable	5,411	6,233
Sale of other real estate owned	225	—
Purchase of FHLB stock	(121)	—
Redemption of FHLB stock	2,504	1,330
Capital improvements to other real estate owned	(4)	—
Acquisition of premises and equipment	(122)	(31)

Net cash provided by (used for) investing activities	90	(66,114)

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2013	2012
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$961	$3,603
Net decrease in certificates of deposit	(2,496)	(5,836)
Net decrease in advance payments by borrowers for taxes and insurance	(53)	(68)
Net decrease in brokered CDs	—	(248)
Repayments of Federal Home Loan Bank long-term advances	—	(5,000)
Net increase (decrease) in FHLB short-term advances	(1,535)	74,736
Cash dividends paid	(247)	(247)

Net cash (used for) provided by financial activities	(3,370)	66,940

(Decrease) increase in cash and cash equivalents	(455)	1,758

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,506	1,960

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,051	$3,718

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$1,114	$1,224
Income taxes	$513	$537

Non-cash items:
Educational Improvement Tax Credit	$107	$95
Mortgage Loans Transferred to Real Estate Owned	$—	$182
Loans to facilitate the sale of Real Estate Owned	$—	$298
Commitment to purchase U.S. Government Agency CMOs – held to maturity	$—	$9,985

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2013, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The Company has provided the necessary disclosures in Note 7.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The objective of the amendments in this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). Examples of obligations within the scope of this Update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. This ASU is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Weighted average common shares outstanding	3,805,636	3,805,636	3,805,636	3,805,636

Average treasury stock shares	(1,747,706)	(1,747,706)	(1,747,706)	(1,747,706)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,057,930	2,057,930	2,057,930	2,057,930

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,057,930	2,057,930	2,057,930	2,057,930

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At March 31, 2013, there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and nine month periods. At March 31, 2012 there were 124,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and nine month periods.

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

During the nine month periods ended March 31, 2013 and 2012, the Company recorded $16 thousand and $16 thousand, respectively, in compensation expense related to our share-based compensation awards. As of March 31, 2013, there was approximately $12 thousand of unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009. That cost is expected to be recognized over the next ten months.

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

The Company had 27,229 non-vested stock options outstanding at March 31, 2013, and 53,052 unvested stock options outstanding at March 31, 2012. There were no stock options exercised or issued during the nine months ended March 31, 2013 and 2012.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013	(Dollars in Thousands)

AVAILABLE FOR SALE
Corporate debt securities	$77,718	$399	$(27)	$78,090
Foreign debt securities [1]	4,927	17	(1)	4,943

Total	$82,645	$416	$(28)	$83,033

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013	(Dollars in Thousands)

HELD TO MATURITY
U.S. government agency securities	$340	$—	$(1)	$339
Corporate debt securities	15,719	1,081	—	16,800
Foreign debt securities [1]	2,000	36	—	2,036

Total	$18,059	$1,117	$(1)	$19,175

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012	(Dollars in Thousands)

AVAILABLE FOR SALE
Corporate debt securities	$55,965	$116	$(129)	$55,952
Foreign debt securities [1]	1,671	—	(3)	1,668

Total	$57,636	$116	$(132)	$57,620

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012	(Dollars in Thousands)

HELD TO MATURITY
U.S. government agency securities	$57,588	$131	$(4)	$57,715
Corporate debt securities	22,810	1,442	—	24,252
Foreign debt securities [1]	2,002	90	—	2,092

Total	$82,400	$1,663	$(4)	$84,059

During the nine months ended March 31, 2013, and 2012, the Company recorded gross realized investment security gains of $8 thousand, and $0, respectively. Proceeds from sales of investment securities during the nine months ended March 31, 2013 and 2012, were $1.9 million and $0, respectively.

The amortized cost and fair values of debt securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through two years	Due after two through three years	Due after three through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$39,221	$24,603	$15,654	$2,177	$990	$—	$82,645
Fair value	39,396	24,715	15,760	2,170	992	—	83,033

HELD TO MATURITY
Amortized cost	$11,179	$2,001	$—	$3,399	$1,140	$340	$18,059
Fair value	11,454	2,152	—	3,838	1,392	339	19,175

At March 31, 2013, investment securities with amortized costs of $340 thousand and fair values of $339 thousand were pledged to secure public deposits, and borrowings with the Federal Home Loan Bank. Of the securities pledged, no fair value was excess collateral. At June 30, 2012, investment securities with amortized costs of $27.8 million and fair values of $27.9 million were pledged to secure public deposits, and borrowings with the Federal Home Loan Bank. Of the securities pledged, $19.0 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

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

At March 31, 2013, the Company’s Agency CMO’s totaled $118.3 million as compared to $69.1 million at June 30, 2012. The Company’s private-label CMO’s totaled $4.2 million at March 31, 2013 as compared to $9.9 million at June 30, 2012. The $43.4 million increase in the CMO segment of our MBS portfolio was primarily due to purchases of U.S. Government Agency CMO’s totaling $103.2 million which more than offset repayments on our Agency CMO’s totaling $55.1 million and $6.4 million in repayments on our private-label CMO’s. During the nine months ended March 31, 2013, the Company received principal payments totaling $6.4 million on its private-label CMO’s. At March 31, 2013, approximately $122.5 million or 100.0% (book value) of the Company’s MBS portfolio, including CMO’s, were comprised of adjustable or floating rate investments, as compared to $79.0 million or 100.0% at June 30, 2012. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month London Interbank Offered Rate (“LIBOR”). The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of March 31, 2013. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

		At March 31, 2013
		Rating			Book Value	Fair Value[1]		Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(Dollars in Thousands)
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	BBB	$12	$12		$—
05949A2H2	BOAMS 2005-3 1A6	N/A	Ba2	BBB	16	16		—
225458KE7	CSFB 2005-3 3A9	BBB+	N/A	BBB	37	37		—
225458KE7	CSFB 2005-3 3A9	BBB+	N/A	BBB	113	111		—
126694CP1	CWHL SER 21 A11	N/A	Caa2	C	2,390	2,926	[2]	201
126694KF4	CWHL SER 24 A15	D	N/A	D	363	401	[2]	33
126694KF4	CWHL SER 24 A15	D	N/A	D	725	802	[2]	66
126694MP0	CWHL SER 26 1A5	CC	N/A	C	512	512	[2]	36

					$4,168	$4,817		$336

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

Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMO’s and there can be no assurance that any secondary market for private-label CMO’s will develop. Of the two private-label CMO’s not evaluated by the independent third party, all had a balance of less than $200 thousand, and all have estimated remaining lives of less than twelve months. The Company decided that the possibility of an other-than-temporary impairment is remote. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at March 31, 2013. During the nine months ending March 31, 2013, the Company reversed $697 thousand of non-credit unrealized holding losses on three of its private-label CMO’s with other than temporary impairment (OTTI) due to principal repayments. During the three and nine months ended March 31, 2013, the Company recognized an additional $4 thousand impairment, of which ($8) thousand was reclassified from other comprehensive income and $12 thousand was recognized in earnings.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

For two other private-label CMO’s, the Company used the fair value estimates provided by its independent third party investment accounting service. There was no OTTI associated with these two securities as of March 31, 2013 or in the past.

The amortized cost and fair values of mortgage-backed securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
March 31, 2013
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$118,325	$121	$(178)	$118,268
Private-label	4,168	651	(2)	4,817

Total	$122,493	$772	$(180)	$123,085

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2012
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$69,146	$99	$(24)	$69,221
Private-label	9,940	740	(88)	10,592

Total	$79,086	$839	$(112)	$79,813

The amortized cost and fair value of mortgage-backed securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$—	$—	$—	$122,493	$122,493
Fair value	$—	$—	$—	$123,085	$123,085

At March 31, 2013, mortgage-backed securities with amortized costs of $118.2 million and fair values of $118.3 million were pledged to secure public deposits, and borrowings with the Federal Home Loan Bank. Of the securities pledged, $31.6 million of fair value was excess collateral. At June 30, 2012, mortgage-backed securities with amortized costs of $67.0 million and fair values of $67.0 million were pledged to secure public deposits, and borrowings with the Federal Home Loan Bank. Of the securities pledged, there was no fair value of excess collateral. Excess collateral is maintained to support future borrowings, and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income by component, for the three and nine months ended March 31, 2013.

	Three Months Ended March 31, 2013
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-sale Securities	Unrealized Gains and Losses on held-to-maturity Securities	Total

Beginning Balance – December 31, 2012	$257	$(1,054)	$(797)

Other comprehensive income (loss) before reclassifications	(2)	140	138
Amounts reclassified from accumulated other comprehensive income	—	5	5

Net current-period other comprehensive income (loss)	(2)	146	143

Ending Balance – March 31, 2013	$255	$(909)	$(654)

	Nine Months Ended March 31, 2013
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-sale Securities	Unrealized Gains and Losses on held-to-maturity Securities	Total

Beginning Balance – June 30, 2012	$(11)	$(1,374)	$(1,385)

Other comprehensive income (loss) before reclassifications	271	460	731
Amounts reclassified from accumulated other comprehensive income	(5)	5	—

Net current-period other comprehensive income (loss)	266	465	731

Ending Balance – March 31, 2013	$255	$(909)	$(654)

The following table presents the amounts reclassified out of accumulated other comprehensive income for the three and nine months ended March 31, 2013.

	Amount Reclassified from Accumulated Other Comprehensive Income
Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2013	Nine Months Ended March 31, 2013	Affected Line Item in the Statement Where Net Income is Presented
	(Dollars in Thousands)

Unrealized gains and losses on available-for-sale securities	$—	$(8)	Realized gains on sale of securities

	—	(8)	Total before tax
	—	(3)	Tax expense

	—	(5)	Net of tax

Unrealized gains and losses on held-to-maturity securities	8	8	Impairment reclassification

	8	8	Total before tax
	3	3	Tax benefit

	5	5	Net of tax

Total reclassifications for the period	$5	$—	Net of tax

8.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2013 and June 30, 2012.

	March 31, 2013
	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
U.S. government agencies securities	$—	$—	$—	$—	$339	$(1)	$339	$(1)
Corporate debt securities	3,805	(27)	—	—	—	—	3,805	(27)
Foreign debt securities[1]	524	(1)	—	—	—	—	524	(1)
Collateralized mortgage obligations:
Agency	59,372	(157)	5,975	(21)	—	—	65,347	(178)
Private-label	—	—	—	—	148	(2)	148	(2)

Total	$63,701	$(185)	$5,975	$(21)	$487	$(3)	$70,163	$(209)

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	June 30, 2012
	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)
U.S. government agencies securities	$7,725	$(2)	$—	$—	$357	$(2)	$8,082	$(4)
Corporate debt securities	17,670	(61)	2,001	(68)	—	—	19,671	(129)
Foreign debt securities[1]	1,093	(2)	575	(1)	—	—	1,668	(3)
Collateralized mortgage obligations:
Agency	11,279	(12)	272	(1)	11,260	(11)	22,811	(24)
Private-label	624	(4)	—	—	3,838	(84)	4,462	(88)

Total	$38,391	$(81)	$2,848	$(70)	$15,455	$(97)	$56,694	$(248)

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

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)

Beginning balance	$324	$324	$324	$194
Initial credit impairment	—	—	—	24
Subsequent credit impairment	12	—	12	106
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—	—	—
Reductions for securities sold	—	—	—	—
Reduction for actual realized losses	15	—	15	—
Reduction for increase in cash flows expected to be collected	—	—	—	—

Ending Balance	$321	$324	$321	$324

During the quarter and nine months ended March 31, 2013, the Company recorded one credit impairment charge and one non-credit unrealized holding gain to accumulated other comprehensive income. During the quarter and nine months ended March 31, 2013, the Company accreted back into other comprehensive income $145 thousand and $465 thousand, respectively, (net of income tax effect of $75 thousand and $240 thousand, respectively), based on principal repayments on private-label CMO’s previously identified with OTTI.

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

In conjunction with our adoption of ASC Topic 820 effective June 30, 2009, the Company retained an independent third party to assist it with assessing three investments within the private label CMO portfolio at March 31, 2013. For the other two private-label CMO’s, the Company used the fair value estimates provided by its independent third party investment accounting service at March 31, 2013. There was no OTTI associated with these two securities at March 31, 2013 or in the past. The independent third parties utilized certain assumptions for producing the cash flow analyses used in the OTTI assessment. Key assumptions would include interest rates, expected market participant spreads and discount rates, housing prices, projected future delinquency levels and assumed loss rates on any liquidated collateral.

The Company reviewed the independent third party’s assumptions used in the March 31, 2013 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that no additional private-label CMO’s in the portfolio had an other-than-temporary impairment at March 31, 2013, keeping the total at three private-label CMO’s with OTTI at March 31, 2013.

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

The Company has investments in 20 positions that are impaired at March 31, 2013, including 4 positions in private-label collateralized mortgage obligations. Based on its analysis, management has concluded that three private-label CMO’s are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of March 31, 2013 and June 30, 2012.

	March 31, 2013			June 30, 2012
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$14,054	$—	$14,054	$13,514	$—	$13,514
Construction	4,273	701	3,572	4,997	701	4,296
Land acquisition & development	1,426	290	1,136	2,029	—	2,029
Multi-family dwellings	2,829	—	2,829	5,083	—	5,083
Commercial	6,036	—	6,036	7,623	—	7,623

Consumer Loans
Home equity	1,135	—	1,135	1,402	—	1,402
Home equity lines of credit	2,028	150	1,878	2,188	150	2,038
Other	235	—	235	286	—	286

Commercial Loans	1,881	—	1,881	2,222	—	2,222

Obligations (other than securities and leases) of states and political subdivisions	500	—	500	500	—	500

	$34,397	$1,141	$33,256	$39,844	$851	$38,993

Less: Deferred loan fees	(7)			(26)
Allowance for loan losses	(312)			(385)

Total	$34,078			$39,433

Impaired loans are loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The following loan categories are collectively evaluated for impairment. First mortgage loans: 1 – 4 family dwellings, all consumer loan categories (home equity, home equity lines of credit and other), and commercial loans not secured by real property. The following loan categories are individually evaluated for impairment. First mortgage loans: construction, land acquisition and development, multi-family dwellings and commercial.

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

The following tables are a summary of the loans considered to be impaired as of March 31, 2013 and June 30, 2012, and the related interest income recognized for the three and nine months ended March 31, 2013 and March 31, 2012:

	March 31, 2013	June 30, 2012
	(Dollars in Thousands)
Impaired loans with an allocated allowance
Construction loans	$701	$701
Impaired loans without an allocated allowance
Land acquisition & development loans	290	—
Home equity lines of credit	150	150

Total impaired loans	$1,141	$851

Allocated allowance on impaired loans
Construction loans	$107	$105

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
	(Dollars in Thousands)
Average impaired loans
Construction loans	$701	$701	$701	$1,024
Land acquisition & development loans	290	—	290	—
Home equity lines of credit	150	—	150	—

Total	$1,141	$701	$1,141	$1,024

Income recognized on impaired loans
Construction loans	$—	$—	$—	$9
Land acquisition & development loans	—	—	36	—
Home equity lines of credit	2	—	5	—

Total	$2	$—	$41	$9

Total nonaccrual loans as of March 31, 2013 and June 30, 2012 and the related interest income recognized for the three and nine months ended March 31, 2013 and March 31, 2012 are as follows:

	March 31, 2013	June 30, 2012
	(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$70	$363
Construction	701	701
Land acquisition & development	290	290
Home equity lines of credit	150	150

Total	$1,211	$1,504

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
	(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$71	$364	$143	$364
Construction	701	701	845	1,020
Land acquisition & development	290	320	290	449
Home equity lines of credit	150	—	150	346

Total	$1,212	$1,385	$1,428	$2,179

Income that would have been recognized	$21	$26	$68	$87

Interest income recognized	$27	$3	$75	$107

Interest income foregone	$18	$24	$36	$77

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at March 31, 2013, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2013 and June 30, 2012:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
	(Dollars in Thousands)
March 31, 2013
First mortgage loans:
1 – 4 family dwellings	$13,576	$139	$269	$—	$70	$478	$14,054
Construction	3,572	—	—	—	701	701	4,273
Land acquisition & development	1,136	—	—	—	290	290	1,426
Multi-family dwellings	2,829	—	—	—	—	—	2,829
Commercial	6,036	—	—	—	—	—	6,036

Consumer Loans
Home equity	1,135	—	—	—	—	—	1,135
Home equity lines of credit	1,878	—	—	—	150	150	2,028
Other	235	—	—	—	—	—	235

Commercial Loans	1,881	—	—	—	—	—	1,881

Obligations (other than securities and leases) of states and political subdivisions	500	—	—	—	—	—	500

Subtotal	$32,778	$139	$269	$—	$1,211	$1,619	34,397

Less: Deferred loan fees							(7)
Allowance for loan loss							(312)

Net Loans Receivable							$34,078

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
	(Dollars in Thousands)
June 30, 2012
First mortgage loans:
1 – 4 family dwellings	$13,151	$—	$—	$—	$363	$363	$13,514
Construction	4,296	—	—	—	701	701	4,997
Land acquisition & development	1,739	—	—	—	290	290	2,029
Multi-family dwellings	5,083	—	—	—	—	—	5,083
Commercial	7,623	—	—	—	—	—	7,623

Consumer Loans
Home equity	1,402	—	—	—	—	—	1,402
Home equity lines of credit	2,038	—	—	—	150	150	2,188
Other	286	—	—	—	—	—	286

Commercial Loans	2,219	—	3	—	—	3	2,222

Obligations (other than securities and leases) of states and political subdivisions	500	—	—	—	—	—	500

Subtotal	$38,337	$—	$3	$—	$1,504	$1,507	39,844

Less: Deferred loan fees							(26)
Allowance for loan loss							(385)

Net Loans Receivable							$39,433

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended March 31, 2013. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables presents the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at March 31, 2013 and June 30, 2012.

	March 31, 2013
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of states and political subdivisions
	(Dollars in Thousands)

Pass	$3,572	$1,136	$2,829	$6,036	$1,879	$500
Special Mention	—	—	—	—	—	—
Substandard	701	290	—	—	2	—
Doubtful	—	—	—	—	—	—

Ending Balance	$4,273	$1,426	$2,829	$6,036	$1,881	$500

	June 30, 2012
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of states and political subdivisions
	(Dollars in Thousands)

Pass	$4,296	$1,739	$5,083	$7,623	$2,219	$500
Special Mention	—	—	—	—	—	—
Substandard	701	290	—	—	—	—
Doubtful	—	—	—	—	3	—

Ending Balance	$4,997	$2,029	$5,083	$7,623	$2,222	$500

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended March 31, 2013 and June 30, 2012.

	March 31, 2013		June 30, 2012
	1 – 4 Family	Consumer	1 – 4 Family	Consumer
	(Dollars in Thousands)		(Dollars in Thousands)

Performing	$13,715	$3,248	$13,151	$3,726
Non-performing	339	150	363	150

Total	$14,054	$3,398	$13,514	$3,876

The Company determines its allowance for loan losses in accordance with GAAP. The Company uses a systematic methodology as required by Financial Reporting Release No. 28 and the various Federal Financial Institutions Examination Council guidelines. The Company also endeavors to adhere to SEC Staff Accounting Bulletin No. 102 in connection with loan loss allowance methodology and documentation issues.

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

The Company had no unallocated allowance for loan losses balance at March 31, 2013.

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

The following tables present the activity in the allowance for loan losses for the three and nine month periods ended March 31, 2013 and 2012.

	As of March 31, 2013
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2012	$26	$123	$16	$25	$77	$56	$13	$336
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	14	(1)	(4)	(11)	(17)	(2)	(3)	(24)

Ending ALLL Balance at March 31, 2013	$40	$122	$12	$14	$60	$54	$10	$312

	As of March 31, 2013
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2012	$73	$122	$21	$26	$76	$53	$14	$385
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	(33)	—	(9)	(12)	(16)	1	(4)	(73)

Ending ALLL Balance at March 31, 2013	$40	$122	$12	$14	$60	$54	$10	$312

	As of March 31, 2012
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2011	$73	$147	$14	$26	$77	$63	$51	$451
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	1	6	(8)	—	—	(9)	(1)	(11)

Ending ALLL Balance at March 31, 2012	$74	$153	$6	$26	$77	$54	$50	$440

	As of March 31, 2012
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2011	$87	$243	$55	$27	$79	$85	$54	$630
Charge-offs	—	(140)	—	—	—	—	—	(140)
Recoveries	—	—	—	—	—	—	—	—
Provisions	(13)	50	(49)	(1)	(2)	(31)	(4)	(50)

Ending ALLL Balance at March 31, 2012	$74	$153	$6	$26	$77	$54	$50	$440

The following tables summarize the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2013 and June 30, 2012.

	As of March 31, 2013
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Individually evaluated for impairment	$—	$107	$—	$—	$—	$—	$—	$107
Collectively evaluated for impairment	40	15	12	14	60	54	10	205

	$40	$122	$12	$14	$60	$54	$10	$312

	As of June 30, 2012
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Individually evaluated for impairment	$—	$105	$—	$—	$—	$—	$—	$105
Collectively evaluated for impairment	73	17	21	26	76	53	14	280

	$73	$122	$21	$26	$76	$53	$14	$385

10.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the consolidated balance sheet at their fair value as of March 31, 2013 and June 30, 2012, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2013
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets Measured on a Recurring Basis:
Investment securities – available for sale:
Corporate securities	$—	$78,090	$—	$78,090
Foreign debt securities [1]	—	4,943	—	4,943

	$—	$83,033	$—	$83,033

	June 30, 2012
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets Measured on a Recurring Basis:
Investment securities – available for sale:
Corporate securities	$—	$55,952	$—	$55,952
Foreign debt securities [1]	—	1,668	—	1,668

	$—	$57,620	$—	$57,620

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

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

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

The Company has no Level 1, Level 2 or Level 3 real estate owned at March 31, 2013.

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair value as of March 31, 2013 and June 30, 2012, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2013
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets Measured on a Non-recurring Basis:
Impaired loans	$—	$—	$1,034	$1,034
Mortgage-backed securities held to maturity:
Collateralized mortgage obligations – private-label	—	—	512	512

Total	$—	$—	$1,546	$1,546

	June 30, 2012
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets Measured on a Non-recurring Basis:
Impaired loans	$—	$—	$746	$746
Real estate owned	—	—	235	235

Total	$—	$—	$981	$981

For Level III assets measured at fair value on a recurring and non-recurring basis as of March 31, 2013, the significant observable inputs used in the fair value measurements were as follows:

	Fair Value at
	March 31, 2013	June 30, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Impaired loans	$1,034	$746	Appraisal of collateral	Discounted appraisal	1.0% to 15.0%

Mortgage-backed securities held-to-maturity
Collateralized mortgage obligations – private-label	$512	$—	Discounted cash flows	See discussion in Note 8	See discussion in Note 8

Real estate owned	$—	$235	Appraisal of collateral	Estimated costs to sell	20%

The Company classifies financial instruments in Level III of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation model for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The following table represents the changes in the measured Level III fair-value category for the nine month period ended March 31, 2013.

	Impaired Loans	Real Estate Owned	Private-label CMO’s	Total
	(Dollars in Thousands)

Beginning balance – July 1, 2012	$746	$235	$—	$981
Total net realized/unrealized gains (losses)
Included in earnings
Net realized losses on securities held-to-maturity	—	—	—	—
Included in other comprehensive income
Net unrealized gains on securities held-to-maturity	—	—	—	—
Transfers into Level III	290	—	512	802
Transfers out of Level III	(2)	(10)	—	(237)
Other – principal paydowns received	—	(225)	—	—

Ending balance – March 31, 2013	$1,034	$—	$512	$1,546

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	March 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$2,051	$2,051	$2,051	$—	$—
Certificates of deposit	348	348	348	—	—
Investment securities – available for sale	83,033	83,033	—	83,033	—
Investment securities – held to maturity	18,059	19,175	—	19,175	—
Mortgage-backed securities – held to maturity
Agency	118,325	118,268	—	118,268	—
Private-label	4,168	4,817	—	176	4,641
Net loans receivable	34,078	36,673	—	—	36,673
Accrued interest receivable	1,748	1,748	1,748	—	—
FHLB stock	5,212	5,212	5,212	—	—

FINANCIAL LIABILITIES
Deposits
Non-interest bearing deposits	$15,890	$15,890	$15,890	$—	$—
NOW accounts	20,965	20,965	20,965	—	—
Savings Accounts	40,148	40,148	40,148	—	—
Money market accounts	24,041	24,041	24,041	—	—
Certificates of deposit	39,012	39,190	—	—	39,190
Advance payments by borrowers for taxes and insurance	529	529	529	—	—
FHLB long-term advances	17,500	19,139	—	—	19,139
FHLB short-term advances	77,735	77,735	77,735	—	—
Accrued interest payable	211	211	211	—	—

	June 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$2,506	$2,506	$2,506	$—	$—
Certificates of deposit	846	846	846	—	—
Investment securities – available for sale	57,620	57,620	—	57,620	—
Investment securities – held to maturity	82,400	84,059	—	84,059	—
Mortgage-backed securities – held to maturity					—
Agency	69,146	69,221	—	69,221	—
Private-label	9,940	10,592	—	1,148	9,444
Net loans receivable	39,443	43,942	—	—	43,942
Accrued interest receivable	1,621	1,621	1,621	—	—
FHLB stock	7,595	7,595	7,595	—	—

FINANCIAL LIABILITIES
Deposits
Non-interest bearing deposits	$15,642	$15,642	$15,642	$—	$—
NOW accounts	20,834	20,834	20,834	—	—
Savings Accounts	39,770	39,770	39,770	—	—
Money market accounts	23,837	23,837	23,837	—	—
Certificates of deposit	41,508	41,805	—	—	41,805
Advance payments by borrowers for taxes and insurance	582	582	582	—	—
FHLB long-term advances	17,500	19,187	—	—	19,187
FHLB short-term advances	79,270	79,270	79,270	—	—
Accrued interest payable	257	257	257	—	—

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2013.

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

FINANCIAL CONDITION

The Company’s assets totaled $268.6 million at March 31, 2013, as compared to $273.3 million at June 30, 2012. The $4.7 million or 1.7% decrease in total assets was primarily comprised of a $64.3 million decrease in investment securities – held to maturity, a $5.4 million decrease in net loans receivable, a $2.4 million decrease in Federal Home Loan Bank (“FHLB”) stock, a $498 thousand decrease in certificates of deposit, and a $455 thousand decrease in cash and cash equivalents, which were partially offset by a $43.4 million increase in mortgage-backed securities held to maturity, and a $25.4 million increase in investment securities available for sale. The decrease in investment securities held to maturity was primarily due to maturities/redemptions of U.S. Government agency step-up bonds and investment grade corporate bonds totaling $57.3 million and $7.0 million, respectively. The decrease in FHLB stock was due to the continued redemption of excess stock by the FHLB of Pittsburgh. The increase in investment securities available for sale was primarily due to purchases of fixed-rate investment grade corporate bonds totaling $36.9 million, floating-rate investment grade corporate bonds totaling $6.8 million, fixed rate U.S. dollar denominated investment grade foreign bonds totaling $2.2 million, and floating rate U.S. dollar denominated investment grade foreign bonds totaling $1.2 million, which were partially offset by maturities/redemptions of investment grade corporate bonds totaling $17.0 million. The increase in mortgage-backed securities was primarily due to purchases of floating-rate U.S. Government agency CMO’s totaling $103.2 million, which was partially offset by repayments on floating-rate U.S. Government agency CMO’s and floating-rate private label CMO’s totaling $59.1 million and $6.5 million, respectively. See “Asset and Liability Management”.

The Company’s total liabilities decreased $6.1 million or 2.5% to $236.9 million as of March 31, 2013 from $242.9 million as of June 30, 2012. The $6.1 million decrease in total liabilities was primarily comprised of a $2.9 million or 77.6% decrease in other liabilities, a $1.6 million or 1.1% decrease in total savings deposits, and a $1.5 million or 1.9% decrease in short-term FHLB advances. The decrease in other liabilities was primarily due to the funding of a $2.8 million commitment to purchase three fixed-rate investment grade corporate bonds. The decrease in total deposits was primarily the result of a $2.5 million decrease in certificates of deposit, which was partially offset by increases in savings accounts, non-interest bearing checking accounts, money market accounts and interest-bearing NOW accounts totaling $378 thousand, $248 thousand, $204 thousand, and $131 thousand, respectively. The decrease in FHLB short-term advances was primarily a result of paydowns associated with cash flow from the maturities/redemptions of investment and mortgage-backed securities. See also “Asset and Liability Management”.

Total stockholders’ equity increased $1.4 million or 4.4% to $31.8 million as of March 31, 2013, from $30.4 million as of June 30, 2012. The increase was primarily attributable to Company net income of $850 thousand and other comprehensive income totaling $731 thousand, for the nine months ended March 31, 2013, which were partially offset by cash dividends totaling $247 thousand. Other comprehensive income was primarily attributable to a $466 thousand (net of tax effect) reversal of unrealized holding losses on three private-label CMO’s with previously identified OTTI, and $266 thousand (net of tax effect) of unrealized holding gains on the Company’s available for sale investment portfolio.

RESULTS OF OPERATIONS

General. WVS reported net income of $139 thousand or $0.07 earnings per share (basic and diluted), and $850 thousand or $0.41 earnings per share (basic and diluted) for the three and nine months ended March 31, 2013, respectively. Net income decreased by $243 thousand or 63.6% and earnings per share (basic and diluted) decreased $0.12 or 63.2% for the three months ended March 31, 2013, when compared to the same period in 2012. The decrease in net income for the three months ended March 31, 2013 was primarily attributable to a $324 thousand decrease in net interest income, and a $27 thousand decrease in non-interest income, which were partially offset by an $85 thousand decrease in income tax expense, a $13 thousand change in the recovery of loan losses, and a $10 thousand decrease in non-interest expense. For the nine months ended March 31, 2013, net income decreased $146 thousand, or 14.7% and earnings per share (basic and diluted) decreased $0.07 or 14.6%, when compared to the same period in 2012. The decrease in net income for the nine months ended March 31, 2013, was primarily attributable to a $625 thousand decrease in net interest income, which was partially offset by a $222 thousand decrease in income tax expense, a $210 thousand increase in non-interest income, a $24 thousand decrease in non-interest expense, and a $23 thousand change in the recovery of loan losses.

Net Interest Income. The Company’s net interest income decreased by $324 thousand or 23.8% for the three months ended March 31, 2013, when compared to the same period in 2012. The decrease in net interest income is attributable to a $378 thousand decrease in interest income, which was partially offset by a $54 thousand decrease in interest expense. The decrease in interest income was primarily due to lower realized yields on the Company’s investment and loan portfolios and lower average balances on the Company’s loan portfolio for the quarter ended March 31, 2013, which were partially offset by higher average balances of mortgage-backed securities, when compared to the same period in 2012. The decrease in interest expense was primarily attributable to lower rates paid on the Company’s deposits, and lower average balances of time deposits, and FHLB short-term advances during the quarter ended March 31, 2013, when compared to the same period in 2012. For the nine months ended March 31, 2013, net interest income decreased $625 thousand or 15.3% when compared to the same period in 2012. The decrease in net-interest income was primarily attributable to a $718 thousand decrease in interest income, which was partially offset by a $93 thousand decrease in interest expense. The decrease in interest income was primarily due to lower realized yields on the Company’s investment and loan portfolios and lower average balances on the Company’s loan portfolio for the nine months ended March 31, 2013, which were partially offset by higher average balances of investment and mortgage-backed securities, when compared to the same period in 2012. The decrease in interest expense was primarily attributable to lower rates paid on the Company’s deposits, which were partially offset by higher average balances of time deposits and FHLB short-term advances, during the nine months ended March 31, 2013, when compared to the same period in 2012.

Interest Income. Interest income on net loans receivable decreased $223 thousand or 32.1%, and $661 thousand or 29.1% for the three and nine months ended March 31, 2013, respectively, when compared to the same periods in 2012. The decrease for the three months ended March 31, 2013 was primarily attributable to a $12.5 million decrease in the average balance of net loans receivable outstanding, and a decrease of 41 basis points in the weighted average yield earned on net loans receivable for the three months ended March 31, 2013, when compared to the same period in 2012. The decrease in the average balance of loans outstanding was primarily attributable to lower construction loans outstanding, payoffs on non-accrual loans, and repayments on performing loans in excess of originations. The decrease in the yield on loans was primarily attributable to payoffs of higher yielding construction loans, which was partially offset by $21 thousand of interest collections on non-accrual loans during the three months ended March 31, 2013. The decrease for the nine months ended March 31, 2013, was primarily attributable to an $11.0 million decrease in the average balance of net loans receivable outstanding, and a 49 basis point decrease in the weighted average yield earned on net loans receivable for the nine months ended March 31, 2013, when compared to the same period in 2012. The nine months ended March 31, 2012 also included collection of past due interest and late charges on paid-off non-accrual loans of approximately $110 thousand, as compared to $21 thousand for the same period in 2013.

Interest income on investment securities decreased $222 thousand or 26.9% and $146 thousand or 6.4% for the three and nine months ended March 31, 2013, respectively, when compared to the same periods in 2012. The decrease for the three months ended March 31, 2013 was primarily attributable to a $28.5 million decrease in the average balance of investment securities outstanding, and a 20 basis point decrease in the weighted average yield on investment securities, when compared to the same period in 2012. The decrease for the nine months ended March 31, 2013 was primarily attributable to an 84 basis point decrease in the weighted average yield on investment securities, which was partially offset by a $35.0 million increase in the average balance of investment securities outstanding, when compared to the same period in 2012.

Interest income on FDIC insured bank certificates of deposit decreased $5 thousand or 71.4% and $21 thousand or 80.8% for the three and nine months ended March 31, 2013, respectively, when compared to the same periods in 2012. The decrease for the three months ended March 31, 2013 was primarily attributable to a $2.1 million decrease in the average portfolio balance of certificates of deposit, which was partially offset by a 63 basis point increase in the weighted average yield earned when compared to the same period in 2012. The decrease for the nine months ended March 31, 2013 was primarily attributable to a $2.4 million decrease in the average portfolio balance of certificates of deposit and a 15 basis point decrease in the weighted average yield earned when compared to the same period in 2012. The certificates have remaining maturities ranging from seventeen to eighteen months. Due to decreases in yields in this investment sector, the Company has decided to limit reinvestments in certificates of deposit and to redeploy maturities and early issuer redemptions to other investment portfolio segments.

Interest income on mortgage-backed securities increased $69 thousand or 31.5% and $97 thousand or 14.1% for the three and nine months ended March 31, 2013, respectively, when compared to the same periods in 2012. The increase for the three months ended March 31, 2013 was primarily attributable to a 9 basis point increase in the weighted average yield earned on private-label mortgage-backed securities, and to a $36.6 million increase in the average balance of U.S. Government agency mortgage-backed securities outstanding, which were partially offset by an $11.1 million decrease in the average balance of private-label mortgage-backed securities outstanding, and a 6 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities for the three months ended March 31, 2013, when compared to the same period in 2012. The increase for the nine months ended March 31, 2013 was primarily attributable to a $24.3 million increase in the average balance of U.S. Government agency mortgage-backed securities outstanding, and a 9 basis point increase in the weighted average yield earned on private-label mortgage-backed securities, which were partially offset by a $12.2 million decrease in the average balance of private-label mortgage-backed securities outstanding and a 4 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities for the nine months ended March 31, 2013, when compared to the same period in 2012. The decrease in the average balances of private-label mortgage-backed securities during the three and nine months ended March 31, 2013 was attributable to principal paydowns of private-label mortgage-backed securities during the periods. The increase in the average balance of U.S. Government agency mortgage-backed securities for the three and nine months ended March 31, 2013, was primarily attributable to purchases of U.S. Government agency mortgage-backed securities totaling $56.2 million and $103.2 million, respectively, during the three and nine months, which was partially offset by repayments of $14.1 million and $54.1 million, respectively, on the U.S. Government agency mortgage-backed securities portfolio, during the three and nine months ended March 31, 2013.

Interest income on Federal Home Loan Bank (FHLB) stock increased $3 thousand or 150.0%, and $13 thousand or 650.0% for the three and nine months ended March 31, 2013, respectively, when compared to the same periods in 2012. The increases in dividends on FHLB stock for both periods in 2013 were attributable to the FHLB of Pittsburgh’s payment of a dividend on its common stock during the quarters ended September 30, 2012, December 31, 2012, and March 31, 2013. In December 2008, the FHLB of Pittsburgh announced that it was suspending payments of dividends and redemptions of excess capital stock from members. The FHLB’s stated purpose of these actions was to build retained earnings to ensure adequate regulatory capital. Beginning in the December 2010 quarter, the FHLB began redeeming excess capital stock from members. Net redemptions of excess FHLB stock totaling $756 thousand and $2.4 million were recorded for the three and nine months ended March 31, 2013, respectively. The FHLB restarted paying dividends on the FHLB stock in March 2012.

Interest Expense. Interest expense on deposits and escrows decreased $46 thousand or 34.8% and $129 thousand or 30.5% for the three and nine months ended March 31, 2013, when compared to the same periods in 2012. The decrease in interest expense on deposits for the three months ended March 31, 2013 was primarily attributable to a 26 basis point decrease in the weighted average rate paid on time deposits, a $3.4 decrease in the average balance of time deposits, a 4 basis point decrease in the weighted average rate paid on savings accounts, and a 9 basis point decrease in the weighted average rate paid on money market accounts. The decrease in interest expense on deposits for the nine months ended March 31, 2013 was primarily attributable to a 21 basis point decrease in the weighted average rate paid on time deposits, a $4.2 million decrease in the average balance of time deposits, a 7 basis point decrease in the weighted average rate paid on savings accounts, and a 7 basis point decrease in the weighted average rate paid on money market accounts, when compared to the same period in 2012.

Interest paid on FHLB advances decreased $8 thousand or 3.2% and increased $37 thousand or 5.0% for the three and nine months ended March 31, 2013, respectively, when compared to the same periods in 2012. The decrease for the three months ended March 31, 2013 was primarily attributable to a $20.2 million decrease in the average balance of FHLB short-term advances outstanding, a 5 basis point decrease in the weighted average rate paid on FHLB long-term advances, which were partially offset by a 3 basis point increase in the weighted average rate paid on FHLB short-term advances, when compared to the same period in 2012. The increase for the nine months ended March 31, 2013, was primarily attributable to a $30.8 million increase in the average balance of, and a 5 basis point increase in the weighted average rate paid on, short-term FHLB advances, which were partially offset by a $855 thousand decrease in the average balance of, and a 3 basis point decrease in the weighted average rate paid on, FHLB long-term advances, when compared to the same period in 2012. The decrease in the average balances of fixed-rate legacy long-term FHLB advances during the nine months ended March 31, 2013, were due to repayments at maturity.

Recovery of Loan Losses. A provision for loan losses is charged to earnings (while recoveries of loan losses are accretive to earnings) to maintain the total allowance at a level considered adequate by management to absorb potential losses in the portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio considering past experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Recoveries for loan losses increased $13 thousand and $23 thousand for the three and nine months ended March 31, 2013, respectively, when compared to the same periods in 2012. The change in the recoveries for loan losses was primarily attributable to lower levels of non-performing loans. At March 31, 2013, the Company’s total allowance for loan losses amounted to $312 thousand or 0.9% of the Company’s net loan portfolio, as compared to $385 thousand or 1.0% at June 30, 2012. At March 31, 2013, the Company’s non-performing loans totaled $1.2 million as compared to $1.5 million at June 30, 2012.

Non-Interest Income. Non-interest income decreased by $27 thousand or 26.7% and increased $210 thousand or 95.9% for the three and nine months ended March 31, 2013, respectively, when compared to the same periods in 2012. The decrease for the three months ended March 31, 2013 was primarily attributable to a $16 thousand recognized loss on the sale of other real-estate owned, a $12 thousand other-than-temporary impairment charge on one private-label mortgage-backed security recorded in the quarter ended March 31, 2013, when compared to the same period in 2012. The increase for the nine months ended March 31, 2013 was primarily attributable to a decrease of $119 thousand in other-than-temporary impairment charges on private-label mortgage-backed securities, and a $101 thousand recognized gain on the sales of other real-estate owned, which were partially offset by a $9 thousand decrease in service charges on deposits during the nine months ended March 31, 2013, when compared to the same period in 2012.

Non-Interest Expense. Non-interest expense decreased $10 thousand or 1.1% and $24 thousand or 0.9% for the three and nine months ended March 31, 2013, respectively, when compared to the same periods in 2012. The decrease for the three months ended March 31, 2013 was principally attributable to a $13 thousand increase in ATM related expenses, a $10 thousand increase in legal expenses and a $12 thousand increase in employee related expense, which were partially offset by a $50 thousand decrease in Federal Deposit Insurance Corporation (FDIC) deposit insurance expense, when compared to the same period in 2012. The decrease for the nine months ended March 31, 2013 was primarily attributable to a $91 thousand decrease in FDIC deposit insurance expense, and a $9 thousand decrease in correspondent bank service charges, which were partially offset by a $32 thousand increase in employee related expenses, a $10 thousand increase in charitable contributions eligible for PA tax credits, a $16 thousand increase in ATM related expense, and a $16 thousand increase in legal expense, when compared to the same period in 2012.

Income Tax Expense. Income tax expense decreased $85 thousand and $222 thousand for the three and nine months ended March 31, 2013, respectively, when compared to the same periods in 2012. The decrease for the three and nine months ended March 31, 2013 was primarily due to lower levels of taxable income, when compared to the same periods in 2012, and the use of PA tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $2.8 million during the nine months ended March 31, 2013. Net cash provided by operating activities was primarily comprised of Company net income of $850 thousand, $2.2 million of amortization of investment premiums, a $386 thousand decrease in deferred income taxes, $731 thousand of other comprehensive income, a $108 thousand decrease in prepaid federal deposit insurance premiums, and $69 thousand of depreciation expense, which were partially offset by a $127 thousand increase in accrued interest receivable and a $73 thousand recovery of loan losses.

Funds provided by for investing activities totaled $90 thousand during the nine months ended March 31, 2013. Primary sources of funds during the nine months ended March 31, 2013 consisted of proceeds from investments and mortgage-backed securities within the held to maturity portfolio totaling $64.3 million and $60.5 million, respectively, proceeds from investment securities in the available for sale portfolio of $17.1 million, $5.4 million of net loan repayments, and $2.5 million of FHLB stock redemptions. Primary uses of funds during the nine months ended March 31, 2013 were purchases of investment securities available for sale totaling $47.0 million and mortgage-backed securities held to maturity of $103.2 million. During the nine months ended March 31, 2013, the Company continued to increase the available for sale allocation to bolster balance sheet liquidity due to turmoil in the global financial markets while seeking to earn additional net interest income.

Funds used for financing activities totaled $3.4 million for the nine months ended March 31, 2013. The primary uses included a $1.5 million decrease in FHLB short-term borrowings, a $2.5 million decrease in retail certificates of deposit, a $53 thousand decrease in escrow accounts, and $247 thousand in cash dividends paid on the Company’s common stock, which were partially offset by a $961 thousand increase in transaction and savings accounts. The $1.5 million decrease in FHLB short-term borrowings was primarily funded by maturities/redemptions of investment and mortgage-backed securities. Management believes that a significant portion of our local maturing deposits will remain with the Company.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at March 31, 2013 totaled $28.6 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At March 31, 2013, total approved loan commitments outstanding were $310 thousand. At the same date, commitments under unused lines of credit amounted to $5.8 million and the unadvanced portion of construction loans approximated $3.3 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $83.0 million at March 31, 2013. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On April 30, 2013, the Company’s Board of Directors declared a cash dividend of $0.04 per share payable May 23, 2013, to shareholders of record at the close of business on May 13, 2013. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of March 31, 2013, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $32.4 million or 20.3% and $32.8 million or 20.5%, respectively, of total risk-weighted assets, and Tier I leverage capital of $32.4 million or 12.7% of average quarterly assets.

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

The Company’s nonperforming assets at March 31, 2013 totaled $1.2 million or 0.5% of total assets as compared to $1.7 million or 0.6% of total assets at June 30, 2012. Nonperforming assets at March 31, 2013 consisted of: one single-family real estate loans totaling $70 thousand, one single-family construction loan totaling $701 thousand, one land loan totaling $290 thousand, and one home equity line of credit totaling $150 thousand. The loans are in various stages of collection activity.

The $527 thousand decrease in nonperforming assets during the nine months ended March 31, 2013 was primarily attributable to the payoff of one non-accrual single-family real estate loan totaling $288 thousand, and the sale of one single-family real estate owned totaling $235 thousand.

During the three and nine months ended March 31, 2013, the Company collected $27 thousand and $75 thousand, respectively, of interest income on non-accrual loans that were paid off or brought current. Approximately $21 thousand and $68 thousand of interest income would have been recorded during the three and nine months ended March 31, 2013, on non-accrual loans if such loans had been current according to the original loan agreements for the entire periods. These amounts were not included in the Company’s interest income for the three and nine months ended March 31, 2013. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

On March 20, 2013, the FOMC issued a press release to provide a market update since their January 2013 meeting. Information received since the Federal Open Market Committee met in January suggests a return to moderate economic growth following a pause late last year. Labor markets have shown signs of improvement in recent months but the unemployment rate remains elevated. Household spending and business fixed investment advanced, and the housing sector strengthened further, but fiscal policy has become more restrictive. Inflation has been running somewhat below the FOMC’s longer-run objective, apart from temporary variations that largely reflect energy prices. Longer-term inflation expectations have remained stable.

The FOMC continued to purchase additional mortgage-backed securities at a pace of $40 billion per month and longer-term Treasury securities at a pace of $45 billion per month. The FOMC also maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction. Taken together, these actions should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.

Throughout the nine months ended March 31, 2013, the Company continued to adjust its asset/liability management tactics in two ways. First, the Company increased Tier 1 capital primarily through earnings retention. Second, we significantly increased the available for sale classification of the Company’s investment portfolio from $57.6 million at June 30, 2012 to $83.0 million at March 31, 2013. This allowed us to substantially bolster balance sheet liquidity while earning additional interest income. We anticipate growing our asset base to the range of $275 – $300 million during calendar year 2013, subject to economic and market conditions.

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

The table below shows the quarterly targeted federal funds rate and the benchmark two and ten year treasury yields from June 30, 2007 through March 31, 2013. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive
December 31, 2010	0.00% to 0.25%	0.61%	3.30%	Positive
March 31, 2011	0.00% to 0.25%	0.80%	3.46%	Positive
June 30, 2011	0.00% to 0.25%	0.45%	3.18%	Positive
September 30, 2011	0.00% to 0.25%	0.25%	1.92%	Positive
December 31, 2011	0.00% to 0.25%	0.25%	1.89%	Positive
March 31, 2012	0.00% to 0.25%	0.33%	2.23%	Positive
June 30, 2012	0.00% to 0.25%	0.33%	1.67%	Positive
September 30, 2012	0.00% to 0.25%	0.23%	1.65%	Positive
December 31, 2012	0.00% to 0.25%	0.24%	1.85%	Positive
March 31, 2013	0.00% to 0.25%	0.25%	1.87%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment, and mortgage-backed securities portfolios for the nine months ended March 31, 2013, totaled $14.1 million, $81.4 million, and $60.5 million, respectively. Despite stagnant global interest rates and Treasury yields the Company managed its balance sheet and used proceeds from calls of U.S. Government agency bonds, repayments on its mortgage-backed securities and maturities of bank certificates of deposit, to repay FHLB short-term borrowings and to purchase investment grade corporate bonds and U.S. Government agency CMO’s. In particular, the Company increased its available for sale portfolio allocation from $57.6 million at June 30, 2012 to $83.0 million at March 31, 2013. This strategy has allowed the Company to substantially improve its liquidity posture while managing overall interest rate risk and maintaining its regulatory capital ratios.

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

During the nine months ended March 31, 2013, principal investment purchases were comprised of: fixed rate investment grade corporate bonds – $35.0 million with a weighted average yield of 1.45%; floating rate U.S. Government agency CMO’s – $103.2 million with a weighted average yield of 1.19%; floating rate investment grade corporate bonds – $6.8 million with a weighted average yield of 1.59%; fixed rate investment grade corporate utility first mortgage bonds – $1.9 million with a weighted average yield of 1.68%; fixed rate investment grade foreign bonds – $2.2 million with a weighted average yield of 1.33% and floating-rate investment grade foreign bonds – $1.2 million with a weighted average yield of 0.64%. All of the corporate bond purchases were classified as available for sale for accounting purposes. The Company believes that this classification bolsters asset based liquidity while earning a return above the Company’s cost of funds.

Major investment proceeds received during the nine months ended March 31, 2013 were: callable U.S. Government agency bonds – $57.3 million with a weighted average yield of approximately 1.39%; investment grade corporate bonds – $20.4 million with a weighted average yield of approximately 1.75%; and investment grade corporate utility first mortgage bonds – $3.6 million with a weighted average yield of 3.07%.

As of March 31, 2013, the implementation of these asset and liability management initiatives resulted in the following:

1)	$134.8 million or 50.2% of the Company’s assets were comprised of floating rate investment and mortgage-backed securities. Of this $134.8 million, approximately $122.5 million float on a monthly basis based upon changes in the one-month London Interbank Offered Rate (LIBOR) and about $12.3 million reprice on a quarterly basis based upon the three-month LIBOR.

2)	$122.5 million or 54.9% of the Company’s investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

3)	$88.4 million or 39.6% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less – $2.2 million or 2.5%; 3 – 12 months – $41.4 million or 46.8%; 1 – 2 years – $26.6 million or 30.1%; 2 – 3 years – $13.6 million or 15.4%; 3 – 5 years – $3.4 million or 3.9%; and over 5 years – $1.1 million or 1.3%;

4)	$83.0 million or 30.9% of the Company’s assets were comprised of investment securities classified as available for sale;

5)	An aggregate of $17.1 million or 50.2% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months; and

6)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less – $77.7 million or 81.6%; 1 – 3 years – $5.0 million or 5.3%; and 3 – 5 years – $12.5 million or 13.1%.

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

	March 31, 2013	June 30,
		2012	2011
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$208,809	$180,617	$178,738
Interest-bearing liabilities maturing or repricing within one year	163,508	165,879	128,811

Interest sensitivity gap	$45,301	$14,738	$49,927

Interest sensitivity gap as a percentage of total assets	16.86%	5.39%	21.81%
Ratio of assets to liabilities maturing or repricing within one year	127.71%	108.88%	138.76%

During the nine months ended March 31, 2013, the Company managed its one-year interest sensitivity gap by: (1) purchasing $103.2 million of floating-rate U.S. Government agency CMO’s which reprice monthly; (2) purchasing $5.1 million of corporate bonds with maturities of one year or less; (3) purchasing $15.5 million of corporate bonds with maturities beyond one year but within two years; (4) purchasing $17.2 million of corporate bonds with maturities beyond two years but within three years; and (5) decreasing by approximately $1.5 million the Company’s borrowings that mature within one year. All of the referenced corporate bond purchases were designated as available for sale for accounting purposes. These purchases further bolstered balance sheet liquidity. At March 31, 2013, investments available for sale totaled $83.0 million or 30.9% of total assets.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at March 31, 2013. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$31,926	$30,269	$42,996	$49,412	$60,030	$43,672	$29,090
% of Total Assets	11.9%	11.3%	16.0%	18.4%	22.3%	16.3%	10.8%
Base Case Up 100 bp
Cumulative Gap ($’s)	$32,515	$31,316	$44,620	$51,438	$61,991	$44,519	$29,090
% of Total Assets	12.1%	11.7%	16.6%	19.1%	23.1%	16.6%	10.8%
Base Case No Change
Cumulative Gap ($’s)	$32,741	$31,729	$45,301	$52,436	$63,014	$44,544	$29,090
% of Total Assets	12.2%	11.8%	16.9%	19.5%	23.5%	16.6%	10.8%
Base Case Down 100 bp
Cumulative Gap ($’s)	$32,750	$31,766	$45,363	$52,528	$63,093	$44,544	$29,090
% of Total Assets	12.2%	11.8%	16.9%	19.6%	23.5%	16.6%	10.8%
Base Case Down 200 bp
Cumulative Gap ($’s)	$32,750	$31,766	$45,363	$52,528	$63,093	$44,544	$29,090
% of Total Assets	12.2%	11.8%	16.9%	19.6%	23.5%	16.6%	10.8%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2013. This analysis was done assuming that the interest-earning assets will average approximately $289 million and $332 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at March 31, 2013. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	March 31, 2014					March 31, 2013
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-19.6%	-3.5%	—	19.8%	40.5%	-5.5%	-2.2%	—	14.4%	30.1%
Return on average equity	1.31%	4.44%	4.79%	6.74%	8.66%	1.16%	2.70%	2.90%	4.15%	5.49%
Return on average assets	0.35%	0.43%	0.47%	0.67%	0.89%	0.33%	0.30%	0.32%	0.46%	0.61%
Market value of equity (in thousands)						$33,303	$33,879	$34,535	$35,497	$36,340

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at March 31, 2013. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2013.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$1,315
6.51%

Adjustable rate	$1,998
4.97%

Undisbursed lines of credit
Adjustable rate	$5,840
3.78%

Loan origination commitments
Fixed rate	$310
2.75%

Letters of credit
Adjustable rate	$138
4.25%

$9,601

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2013, the Savings Bank had three performance standby letters of credit outstanding totaling approximately $138 thousand. All three performance letters of credit are secured by developed property. The letters of credit will mature within twelve months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

During the quarter ended March 31, 2013, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

WVS FINANCIAL CORP.

May 13, 2013	BY:	/s/ David J. Bursic
Date		David J. Bursic
President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2013	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson
Vice-President, Treasurer and Chief Accounting Officer
(Principal Accounting Officer)