Form 10-K
period 2013-06-30
WVS FINANCIAL CORP
filed 2013-09-19
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of December 31, 2012, the aggregate value of the 1,505,596 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 552,334 shares held by all directors and officers of the registrant as a group, was approximately $12.80 million. This figure is based on the last known trade price of $8.50 per share of the registrant’s Common Stock on December 31, 2012.

Number of shares of Common Stock outstanding as of September 19, 2013: 2,057,930

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2013 are incorporated into Part II.

(2)	Portions of the definitive proxy statement for the 2013 Annual Meeting of Stockholders are incorporated into Part III.

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2013.

Lending Activities

General. At June 30, 2013, the Company’s net portfolio of loans receivable totaled $31.5 million, as compared to $39.4 million at June 30, 2012. Net loans receivable comprised 11.0% of the Company’s total assets at June 30, 2013, as compared to 14.4% at June 30, 2012. The principal categories of loans in the Company’s portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans, land acquisition and development loans and commercial loans. Substantially all of the Company’s mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration (“FHA”) nor partially guaranteed by the Department of Veterans Affairs (“VA”). Historically, the Company’s lending activities have been concentrated in single-family residential and land development and construction loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

All of the Company’s mortgage loans are secured by properties located in Pennsylvania. Moreover, substantially all of the Company’s non-mortgage loan portfolio consists of loans made to residents and businesses located in the Company’s primary market area.

Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2013, the Savings Bank’s limit on loans-to-one borrower was approximately $4.8 million. The Company’s general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2013, the Company’s five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $1.5 million to $3.0 million, with a $3.0 million group of loans-to-one borrower secured by real estate located in the Company’s primary market area and investments pledged by the borrower. Related outstanding disbursed principal balances on the Company’s five largest loans or group of loans-to-one borrower, including related entities, ranged from an aggregate of $1.1 million to $2.9 million. The remainder of the groups of loans-to-one borrower are secured primarily by real estate located in the Company’s primary market area. Included in this range are undisbursed loan proceeds (i.e. loans in process) ranging from $0 thousand to $1.5 million.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s net loans receivable portfolio by type of loan at the dates indicated.

	At June 30,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:

Single-family	$13,611	42.74%	$13,514	33.92%	$14,984	29.60%	$17,247	30.24%	$14,989	25.44%
Multi-family	2,780	8.73	5,083	12.76	5,365	10.60	5,636	9.88	4,814	8.17
Commercial	5,787	18.17	7,623	19.13	7,732	15.27	7,635	13.39	9,179	15.58
Construction	2,546	8.00	4,997	12.54	11,569	22.85	15,059	26.41	14,942	25.37
Land acquisition and development	1,407	4.42	2,029	5.09	2,947	5.82	2,718	4.77	1,439	2.44

Total real estate loans	26,131	82.06	33,246	83.44	42,593	84.14	48,295	84.69	45,363	77.00

Consumer loans:
Home equity	3,141	9.86	3,590	9.01	4,494	8.88	4,866	8.53	8,413	14.28
Other	180	0.57	286	0.72	322	0.64	280	0.49	1,034	1.76

Total consumer loans	3,321	10.43	3,876	9.73	4,816	9.52	5,146	9.02	9,447	16.04

Commercial loans	1,890	5.94	2,222	5.58	3,210	6.34	3,585	6.29	4,102	6.96

Obligations (other than securities and leases) of states and political subdivisions	500	1.57	500	1.25	—	—	—	—	—	—

	31,842	100.00%	39,844	100.00%	50,623	100.00%	57,026	100.00%	58,912	100.00%

Less:
Net deferred loan origination fees	(4)		(26)		(41)		(66)		(102)
Allowance for loan losses	(307)		(385)		(630)		(645)		(662)

Net loans receivable	$31,531		$39,433		$49,952		$56,315		$58,148

Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company’s loans and mortgage-backed securities at June 30, 2013. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company’s loan portfolio.

	Real Estate Loans
	Single- family	Multi- family	Commercial	Construction	Land acquisition and development	Consumer loans	Commercial loans	Obligations (other than securities and leases) of states & political subdivisions	Mortgage- backed securities	Total
	(Dollars in Thousands)
Amounts due in:
One year or less	$816	$—	$404	$1,622	$473	$2,172	$825	$500	$—	$6,812
After one year through five years	849	1,329	1,263	924	653	199	6	—	—	5,223
After five years	11,946	1,451	4,120	—	281	950	1,059	—	139,268	159,075

Total(1)	$13,611	$2,780	$5,787	$2,546	$1,407	$3,321	$1,890	$500	$139,268	$171,110

Interest rate terms on amounts due after one year:
Fixed	$12,002	$193	$2,969	$—	$934	$1,070	$6	$—	$—	$17,174
Adjustable	793	2,587	2,414	924	—	79	1,059	—	139,268	147,124

Total	$12,795	$2,780	$5,383	$924	$934	$1,149	$1,065	$—	$139,268	$164,298

(1)	Does not include adjustments relating to the allowance for loan losses, accrued interest, deferred fee income and unearned discounts.

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

At June 30, 2013, the Company had approximately $1.2 million of renewed commercial real estate and construction loans. The $1.2 million in aggregate disbursed principal that has been renewed is comprised of: single-family speculative construction loans totaling $75 thousand, land acquisition and development loans totaling $932 thousand, and commercial real estate loans totaling $157 thousand. Management believes that the renewed commercial real estate and construction loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All of the loans that have been rolled over are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans.

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

All processing and underwriting of real estate and commercial business loans is performed solely at the Company’s loan division at the Franklin Park office. The Company believes this centralized approach to approving such loan applications allows it to process and approve such applications faster and with greater efficiency. The Company also believes that this approach increases its ability to service the loans. The Savings Bank’s Director of Retail Lending has lending authorities ranging from $5 thousand (unsecured loans) to $300 thousand (loans secured by first mortgage liens). With the approval of the Savings Bank’s President, the individual lending authorities range from $25 thousand (unsecured), $500 thousand (loans secured by non-real estate collateral), $750 thousand (first and second mortgages) and $2 million on commercial and secured builder lines of credit. All loan applications are required to be ratified by the Company’s Loan Committee, comprised of both outside directors and management, which meets at least monthly.

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

The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company’s market area is insufficient or to increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 2013, $293 thousand or 0.9% of the Company’s net loans receivable consisted of single-family mortgage whole loans purchased from another financial institution.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraised value and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 2013, $293 thousand or 0.9% of the Company’s net loans receivable were being serviced for the Company by others.

The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

	At or For the Year Ended June 30,
	2013	2012	2011
	(Dollars in Thousands)

Net loans receivable beginning balance	$39,433	$49,952	$56,315
Real estate loan originations
Single-family(1)	4,556	163	1,577
Multi-family	94	—	—
Commercial	1,060	945	665
Construction	—	3,373	1,246
Land acquisition and development	—	—	1,365

Total real estate loan originations	5,710	4,481	4,853

Home equity	91	766	699
Other	512	534	35

Total loan originations	6,313	5,781	5,587

Disbursements against available credit lines:
Home equity	1,849	2,048	1,897
Commercial	1,367	373	135

Total originations and purchases	9,529	8,202	7,619

Less:
Loan principal repayments	18,794	18,555	19,906
Transferred to real estate owned	—	336	235
Change in loans in process	(1,442)	90	(6,118)
Other, net(2)	(101)	(260)	(41)

Net increase (decrease)	$(7,903)	$(10,519)	$(6,363)

Net loans receivable ending balance	$31,531	$39,433	$49,952

(1)	Consists of loans secured by one-to-four family properties.
(2)	Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value (“LTV”) limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the Board of Directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and non-residential) (80%); improved property (85%); and one-to-four family residential (owner-occupied) (no maximum ratio; however any LTV ratio in excess of 90% should require appropriate mortgage insurance or readily marketable collateral). Consistent with its conservative lending philosophy, the Company’s LTV limits are generally more restrictive than those in the Guidelines: raw land (60%); land development (70%); construction (commercial—75%; multi-family—75%; speculative residential—75%); 1 – 2 family residential properties (80%); multi-family residential (75%); and commercial real estate (75%).

Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2013, $13.6 million or 42.7% of the Company’s total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. The increase of $97 thousand in single-family residential real estate loans during fiscal 2013 was primarily the result of originations in excess of pay downs on single-family residential real estate loans. Single-family loan originations totaled $4.6 million and increased $4.4 million or 2,695.1% during the fiscal year ended June 30, 2013, when compared to fiscal 2012. The Company began to more aggressively originate single-family loans in order to make single-family loans available to the public and in order to generate interest income. All single-family loans originated were portfolioed into the Company’s balance sheet. Substantially all of this increased production was attributable to refinance transactions with amortization terms of fifteen years or less. The Company continued to offer shorter duration consumer, home equity, construction loans, land acquisition and development loans and commercial loans.

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

At June 30, 2013, approximately $12.7 million or 93.2% of the single-family residential loans in the Company’s loan portfolio consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company’s experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

The Company is permitted to lend up to 100% of the appraised value of real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by state banking regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 75% of the appraised value of the security property. Prior to the global financial crisis experienced during fiscal 2009 and continued throughout fiscal 2010, 2011, 2012 and 2013, and pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance (“PMI”) was obtained on residential loans for which loan-to-value ratios exceed 80% according to the following schedule: loans exceeding 80% but less than 90% - 25% coverage; loans exceeding 90% but less than 95% - 30% coverage; and loans exceeding 95% through 100% - 35% coverage. Since the beginning of the global financial crisis of fiscal 2009, the major PMI companies were downgraded by the rating agencies with respect to financial capacity and claims payment ability. Accordingly, the Board of Directors amended the Company’s underwriting guidelines to preclude the use of PMI until the PMI companies regain their financial footing. No loans are made in excess of 80% of appraised value.

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

Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2013, $2.8 million or 8.7% of the Company’s total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented a decrease of $2.3 million or 45.3% from fiscal 2012. Of the $2.8 million, approximately $2.6 million or 93.1% provide for an adjustable rate of interest, while approximately $193 thousand or 6.9% are fixed rate loans.

At June 30, 2013, $5.8 million or 18.2% of the Company’s loan portfolio consisted of loans secured by existing commercial real estate properties, which represented a decrease of $1.8 million or 24.1% from June 30, 2012. Of the $5.8 million, approximately $2.8 million or 48.6% provide for an adjustable rate of interest, while approximately $3.0 million or 51.4% are fixed rate loans. The Company has not emphasized commercial real estate lending due to continued economic weakness in fiscal 2013.

The majority of the Company’s multi-family residential loans are secured primarily by 5 to 20 unit apartment buildings, while commercial real estate loans are secured by office buildings, small retail establishments and a church. These types of properties constitute the majority of the Company’s commercial real estate loan portfolio. The Company’s multi-family residential and commercial real estate loan portfolio consists primarily of loans secured by properties located in its primary market area.

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

At June 30, 2013 the Company’s multi-family residential and commercial real estate loan portfolio consisted of approximately 36 loans with an average principal balance of $238 thousand. At June 30, 2013, the Company had no multi-family residential real estate or commercial real estate loans that were classified as non-accrual loans.

Construction Loans. For many years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company’s primary market area. At June 30, 2013, construction loans amounted to approximately $2.5 million or 8.0% of the Company’s total loan portfolio, which represented a decrease of $2.5 million or 49.1% from June 30, 2012. The decrease was principally due to sales of single-family speculative construction built homes and reduced demand for originations. As of June 30, 2013, the Company’s portfolio of construction loans consisted primarily of $1.7 million of loans for the construction of single-family residential real estate, and $849 thousand of loans for the construction of multi-family residential real estate. There were no construction loan originations during the fiscal year ended June 30, 2013, as compared to $3.4 million in construction loan originations in fiscal 2012. Due to the stagnant economy, a number of the Company’s small builders had experienced slow sales of their housing inventories during fiscal 2011. During fiscal 2012, many of these small builders were able to liquidate their housing inventories and repay their loans to the Savings Bank. Due to continued economic weaknesses in fiscal 2013, many of the small builders curtailed their building of speculative single-family construction loans. Repayments on construction loans during fiscal 2013 caused a $2.5 million or 49.1% decrease in construction loan balances. Management continues to monitor housing starts both locally and nationally.

Construction loans are made for the purpose of constructing a single-family residence. The Company will underwrite such loans to individuals on a construction/permanent mortgage loan basis or to a builder/developer on a speculative (not pre-sold) construction mortgage loan basis. At June 30, 2013, approximately 66.7% of total outstanding construction loans were made to local real estate builders and developers with whom the Company has worked for a number of years for the purpose of constructing primarily single-family residences. Upon application, credit review and analysis of personal and corporate financial statements, the Company may grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $1.2 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company’s authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2013, the Company also had $1.4 million or 4.4% of the total loan portfolio invested in land development loans, which consisted of 5 loans to 5 developers.

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

Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2013, $3.3 million or 10.4% of the Company’s total loan portfolio consisted of consumer loans, which represented a decrease of $555 thousand or 14.3% from fiscal 2012. The $555 thousand decrease was primarily attributable to pay downs on existing consumer loans. The consumer loans offered by the Company include home equity loans, home equity lines of credit, automobile loans, loans secured by deposit accounts and personal loans. Approximately 94.8% of the Company’s consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2013, approximately 34.5% of the Company’s home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

Commercial Loans. At June 30, 2013, $1.9 million or 5.9% of the Company’s total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, marketable investment securities, business inventory and equipment, and similar collateral. The $332 thousand or 14.9% decrease during fiscal 2013 was principally due to the repayments on the Company’s commercial loan portfolio. The Company is continuing to selectively develop this line of business in order to increase interest income and to attract compensating deposit account balances.

Loan Fee Income. In addition to interest earned on loans, the Company may receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

The Company’s loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with ASC Topic 310, the Company has recognized $20 thousand, $10 thousand and $30 thousand of deferred loan fees during fiscal 2013, 2012 and 2011, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. Loans previously originated with lower or no loan origination fees will reduce the recognition of associated deferred fee balances while loans originated with higher loan origination fees will increase the recognition of associated deferred fee balances.

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

	At June 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Non-accruing loans:
Real estate:
Single-family (1)	$477	$363	$784	$1,018	$226
Commercial	—	—	—	—	—
Multi-family	—	—	—	—	465
Construction (2)	701	701	1,024	289	235
Land Acquisition and Development (3)	280	290	—	—	—
Consumer (4)	150	150	358	359	21
Commercial loans and leases	—	—	—	—	6

Total non-accrual loans	1,608	1,504	2,166	1,666	953

Accruing loans greater than 90 days Delinquent	—	—	—	—	—

Total non-performing loans	$1,608	$1,504	$2,166	$1,666	$953

Real estate owned	—	235	235	—	—

Total non-performing assets	$1,608	$1,739	$2,401	$1,666	$953

Troubled debt restructurings	$150	$150	$—	$—	$—

Potential problem loans	$—	$—	$—	$—	$315

Total non-performing loans and potential problem loans and troubled debt restructurings as a percentage of net loans receivable	5.10%	3.81%	4.34%	2.96%	2.18%

Total non-performing assets to total assets	0.51%	0.58%	1.05%	0.47%	0.23%

Total non-performing assets, troubled debt restructurings and potential problem loans as a percentage of total assets	0.56%	0.64%	1.05%	0.47%	0.30%

(1)	At June 30, 2013, non-accrual single-family residential real estate loans consisted of three loans.
(2)	At June 30, 2013, non-accrual construction loans consisted of one loan.
(3)	At June 30, 2013, non-accrual land acquisition & development loans consisted of one loan.
(4)	At June 30, 2013, non-accrual consumer loans consisted of one trouble debt restructuring.

The $131 thousand decrease in non-performing assets during the twelve months ended June 30, 2013 was primarily attributable to the payoff in full of one single-family residential real estate loan totaling $288 thousand, the sale of one single-family residential real estate owned parcel totaling $235 thousand, and the partial charge off of $10 thousand on one land loan, which were partially offset by the classification to non-performing status of two single-family residential real estate loans totaling $408 thousand.

The Company had one non-accrual construction loan totaling $701 thousand, three non-accrual single-family real estate loans totaling approximately $477 thousand, one non-accrual land acquisition and development loan totaling approximately $280 thousand, and one non-accrual home equity line of credit totaling approximately $150 thousand, at June 30, 2013. The loans are all collateral dependent and in various stages of collection.

At June 30, 2013, the Company had three collateral dependent loans, totaling $1.1 million that it considered to be impaired. The Company’s impaired loans, at June 30, 2013, were comprised of: one single-family speculative construction loan to a local builder totaling $701 thousand, one land loan totaling $280 thousand, and one owner-occupied home equity line of credit loan totaling $150 thousand.

The impaired single-family speculative construction loan is almost entirely complete and is under agreement of sale with completion related contingencies. The loan was originated as a construction loan to build a spec home with a well known and respected builder within our market. At June 30, 2013, the loan was thirty-six months past due for interest. The loan is considered impaired primarily due to its delinquency status. The property’s appraised value (as completed) is $935 thousand, the current asking price (for backup offers) is approximately $830 thousand, and our book value is $701 thousand. Management weighed several factors in considering whether a discount to the appraised valuation was appropriate. In its analysis, management considered several qualitative factors including the length of time that the property has been on the market, a recent change in real estate agents, the completion related risks with the current sales agreement if the builder is unable to deliver a completed home on time and within budget, and the limited number of buyers for homes in this price range. Based upon the significant difference between the loan’s $701 thousand book value and the home’s current asking price of $830 thousand, management has concluded that a specific allocation of the ALLL in the amount of $107 thousand is needed as of June 30, 2013. The Company will continue to monitor the builder, his new real estate agent, and the builder’s progress in meeting the buyer’s terms under the sales agreement.

The impaired land loan was under agreement to be assigned and sold to a third party as of June 30, 2013. The loan is considered impaired because the Company sold the loan for approximately $10 thousand less than its outstanding principal balance. During the quarter ended June 30, 2013, the Company recorded a $10 thousand charge-off related to this credit. The assignment and sale of the mortgage and note of the impaired land loan was completed in July 2013 on a cash basis with no financing provided by the Company.

The home associated with the impaired home equity line of credit has been listed for sale with a well known and respected local realty company for $480 thousand. This loan is considered to be impaired because the loan has matured. The customer continues to make interest only payments on the account.

During fiscal 2013, 2012 and 2011, approximately $59 thousand, $101 thousand and $154 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $95 thousand, $109 thousand and $17 thousand, respectively.

Allowances for Loan Losses. The allowance for loan losses (“ALLL”) is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance account. Subsequent recoveries, if any, are credited to the allowance. The allowance is maintained at a level believed adequate by management to absorb estimated potential loan losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio considering past experience, current economic conditions, composition of the loan portfolio and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change.

The FDIC’s Revised Interagency Policy Statement on the Allowance for Loan and Lease Losses provides that an institution must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio, and is consistent with generally accepted accounting principles (“GAAP”). The revised policy statement updates the previous guidance that describes the responsibilities of the board of directors, management, and bank examiners regarding the ALLL, factors to be considered in the estimation of the ALLL, and the objectives and elements of an effective loan review system.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2013, is adequate.

The allowance for loan losses at June 30, 2013 decreased $78 thousand to $307 thousand, from $385 thousand at June 30, 2012. The decreases in the allowance for loan losses was primarily attributable to a $51 thousand reduction due to the decreases in the loan portfolio, a $43 thousand reduction in the ALLL related to one non-accrual single-family residential real estate loan which paid off, a $3 thousand reduction in the ALLL related to one non-accrual land loan which was partially charged off, and a $2 thousand reduction in the ALLL related to one non-accrual single-family residential real estate loan which paid current, which were partially offset by a $29 thousand increase in the ALLL related to two single-family residential real estate loans which were classified as non-accrual during fiscal 2013. The Company believes that the loan loss reserve levels are prudent and warranted at this time due to the weakness of the national economy. The changes in prior years reflected a number of factors, the most significant of which were the changes in the Company’s level of performing loans, non-performing assets and the industry trend towards greater emphasis on the allowance method of providing for loan losses.

The following table summarizes changes in the Company’s allowance for loan losses and other selected statistics for the periods indicated.

	At June 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)

Average net loans	$35,398	$45,767	$54,276	$58,241	$57,776

Allowance balance (at beginning of period)	$385	$630	$645	$662	$956
Provision for (Recovery of) loan losses	(68)	(104)	(15)	(11)	(294)
Charge-offs:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	141	—	—	—
Land acquisition and development	10	—	—	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	6	—

Total charge-offs	10	141	—	6	—

Recoveries:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total recoveries	—	—	—	—	—

Net loans charged-off	10	141	—	6	—

Allowance balance (at end of period)	$307	$385	$630	$645	$662

Allowance for loan losses as a percentage of total loans receivable	0.96%	0.97%	1.24%	1.13%	1.12%

Net loans charged-off (recovered) as a percentage of average net loans	0.03%	0.31%	0.00%	0.01%	0.00%

Allowance for loan losses to non-performing loans	19.09%	25.60%	29.09%	38.72%	69.46%

Net loans charged-off (recovered) to allowance for loan losses	3.26%	36.62%	0.00%	0.93%	0.00%

Recoveries to charge-offs	0.00%	0.00%	0.00%	0.00%	0.00%

The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

	At June 30,
	2013		2012		2011		2010		2009
	% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate loans:
Single-family	$47	42.74%	$73	33.92%	$87	29.60%	$147	30.24%	$79	25.44%
Multi-family	14	8.73	26	12.76	27	10.60	28	9.88	45	8.17
Commercial	57	18.17	76	19.13	79	15.27	66	13.39	81	15.58
Construction	117	8.00	122	12.54	243	22.85	47	26.41	80	25.37
Land acquisition and development	8	4.42	21	5.09	55	5.82	213	4.77	180	2.44
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total real estate Loans	243	82.06	318	83.44	491	84.14	501	84.69	465	77.00

Consumer loans:
Home equity	51	9.86	52	9.01	84	8.88	76	8.53	100	14.28
Other	2	0.57	1	0.72	1	0.64	1	0.49	3	1.76
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total consumer loans	53	10.43	53	9.73	85	9.52	77	9.02	103	16.04

Commercial loans:
Commercial loans	11	5.94	14	5.58	54	6.34	67	6.29	94	6.96
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total commercial loans	11	5.94	14	5.58	54	6.34	67	6.29	94	6.96

Obligations (other than securities and leases) of states and political subdivisions	—	1.57	—	1.25	—	0.00	—	0.00	—	0.00

	$307	100.00%	$385	100.00%	$630	100.00%	$645	100.00%	$662	100.00%

In accordance with generally accepted accounting principles, the Company established a separate reserve for off-balance sheet items beginning in fiscal 2006. At June 30, 2013 this accounting reserve totaled $49 thousand.

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

Private-Label Collateralized Mortgage Obligations. The following table sets forth information with respect to the Company’s private-label CMO portfolio as of June 30, 2013. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

		At June 30, 2013
		Rating			Book Value	Fair Value[1]		Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
225458KE7	CSFB 2005-3 3A9	BBB+	N/A	BBB	$28	$27	[2]	$—
225458KE7	CSFB 2005-3 3A9	BBB+	N/A	BBB	83	81	[2]	—
126694CP1	CWHL SER 21 A11	N/A	Caa2	C	2,104	2,587		201
126694KF4	CWHL SER 24 A15	D	N/A	D	341	383		33
126694KF4	CWHL SER 24 A15	D	N/A	D	683	766		66
126694MP0	CWHL SER 26 1A5	CC	N/A	C	408	421		36

					$3,647	$4,265		$336

For a detailed discussion of the Company’s mortgage-backed securities, including our private-label collateralized mortgage obligations, please see Management’s Discussion and Analysis, “Investments”, in the Company’s fiscal year 2013 Annual Report included as Exhibit 13.

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

[1]	Fair value estimate provided by the Company’s independent third party valuation consultant, unless otherwise noted.
[2]	Fair value estimate provided by the Company’s independent third party accounting service.

The following tables set forth the amortized cost and estimated fair values of the Company’s investment securities portfolio at the dates indicated.

	2013	2012	2011
Investment Securities Available for Sale at June 30,	(Dollars in Thousands)

Corporate debt obligations	$73,349	$55,965	$1,067
Foreign debt securities (1)	3,718	1,671	—

Total amortized cost	77,067	57,636	1,067
Equity securities	—	—	—

Total amortized cost	$77,067	$57,636	$1,067

Total estimated fair value	$77,186	$57,620	$1,064

Investment Securities Held to Maturity at June 30,

Corporate debt obligations	$14,425	$22,810	$41,227
Foreign debt securities (1)	2,000	2,002	3,514
U.S. Government agency securities	9,995	57,588	40,068
Obligations of states and political subdivisions	—	—	3,565

	26,420	82,400	88,374
FHLB stock	5,682	7,595	9,324

Total amortized cost	$32,102	$89,995	$97,698

Total estimated fair value	$32,638	$91,654	$100,298

Information regarding the amortized cost, contractual maturities and weighted average yields of the Company’s investment portfolio at June 30, 2013 is presented below.

	Due in one year or less	Due after one through two years	Due after two through three years	Due after three through five years	Due after five through ten years	Due after ten years	Total
AVAILABLE FOR SALE
Corporate Debt Securities	$45,782	$12,081	$13,491	$1,005	$990	$—	$73,349
Foreign Debt Securities (1)	1,587	1,608	523	—	—	—	3,718

Total	$47,369	$13,689	$14,014	$1,005	$990	$—	$77,067

Weighted average yield	1.58%	1.57%	1.55%	1.33%	1.61%	—%	1.57%

HELD TO MATURITY
U.S. Government Agency Securities	$—	$—	$—	$—	$—	$9,995	$9,995
Corporate Debt Securities	8,890	999	—	3,400	1,136	—	14,425
Foreign Debt Securities (1)	2,000	—	—	—	—	—	2,000

Total	$10,890	$999	$—	$3,400	$1,136	$9,995	$26,420

Weighted average yield	5.13%	6.44%	—%	6.10%	6.04%	1.24%	3.87%

At June 30, 2013, the Company had no securities classified as trading investment securities.

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

The following table sets forth information with respect to the investment securities, comprised solely of corporate debt obligations, owned by the Company at June 30, 2013 which had a carrying value greater than 10% of the Company’s stockholders’ equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All corporate securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services.

Name of Issuer	Carrying Value	Estimated Fair Value
	(Dollars in Thousands)
Dun & Bradstreet Corp.	$4,619	$4,619
Citigroup Inc.	4,265	4,265
Exelon Generation Co. LLC	3,420	3,420
Nationwide Health Properties Inc.	3,272	3,272
PPL Energy Supply LLC	3,183	3,183

For a detailed discussion of the Company’s Investment Securities, please see Management’s Discussion and Analysis, “Investments”, in the Company’s fiscal year 2013 Annual Report included as Exhibit 13.

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

During fiscal 2010, the Company began to utilize wholesale deposits in order to rebalance its short-term liability structure, and to partially finance its holdings of corporate debt and private label CMO securities. The use of wholesale deposits also allowed the Company to better match its corporate bond maturities and cash-flows from its private label CMO securities. During fiscal 2011, the Company entirely repaid certificates of deposit issued through the CDARS One-Way Buy Program totaling $49.5 million and other brokered certificates of deposit totaling $5.6 million. At June 30, 2011, the Company had other brokered CD’s totaling $248 thousand which were repaid in July 2011. At June 30, 2012 and June 30, 2013, the Company had no brokered certificates of deposits.

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended June 30,
	2013	2012	2011
	(Dollars in Thousands)
Increase (decrease) before interest credited	$(2,071)	$(2,178)	$(59,191)
Interest credited	422	585	1,035

Net deposit increase (decrease)	$(1,649)	$(1,593)	$(58,156)

The following table sets forth maturities of the Company’s certificates of deposit of $100,000 or more at June 30, 2013, by time remaining to maturity.

Amounts
(Dollars in Thousands)

Three months or less	$1,297
Over three months through six months	1,364
Over six months through twelve months	1,978
Over twelve months	1,542

$6,181

The following table sets forth the average balances of the Company’s deposits and the average rates paid thereon for the past three years. Average balances were derived from daily average balances.

	At June 30,
	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Regular savings and club accounts	$39,924	0.10%	$38,577	0.16%	$35,743	0.21%
NOW accounts	20,717	0.02	19,394	0.04	19,265	0.04
Money market deposit accounts	24,354	0.11	23,492	0.18	23,325	0.25
Certificate of deposit accounts	37,739	0.76	43,630	0.97	86,148	0.89
Escrows	441	0.68	495	1.41	510	1.57

Total interest-bearing deposits and escrows	125,175	0.30	125,588	0.43	164,991	0.56
Non-interest-bearing checking accounts	16,783	0.00	17,065	0.00	14,734	0.00

Total deposits and escrows	$141,958	0.27%	$142,653	0.38%	$179,725	0.51%

For a detailed discussion of the Company’s deposits, please see Management’s Discussion and Analysis, “Deposits”, in the Company’s fiscal year 2013 Annual Report included as Exhibit 13.

Borrowings. For a detailed discussion of the Company’s borrowings and asset and liability management activities, please see Management’s Discussion and Analysis, “Borrowed Funds” and “Quantitative and Qualitative Disclosures about Market Risk”, in the Company’s fiscal year 2013 Annual Report included as Exhibit 13.

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

Employees

The Company had 32 full-time employees and 13 part-time employees as of June 30, 2013. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

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

•	Tier I capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000.

•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

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

•

Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•

A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

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

Recent Regulatory Capital Actions. The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as the Savings Bank, a common equity Tier 1 capital ratio 4.5% will become effective on January 1, 2015. The new capital rules will also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

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

The Company is in compliance with the above-described Federal Reserve Board regulatory capital requirements. See the description of the newly promulgated capital requirements above that will be phased in over time.

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

On November 12, 2009, the Federal Deposit Insurance Corporation approved a requirement for insured deposit institutions to prepay 13 quarters of estimated insurance assessments. Prepayment of the assessment was included with the December 30, 2009 invoice and totaled approximately $1.2 million. This prepayment did not immediately affect bank earnings. Banks recorded the prepaid assessment as a non-earning asset and amortize the actual risk-based premium payments at the end of each quarter.

The Savings Bank was a “well capitalized” institution as of June 30, 2013.

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

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2013, the Savings Bank met each of its capital requirements. See the description of the newly promulgated capital requirements above that will be phased in over time.

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

At June 30, 2013, the Savings Bank was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions. The newly promulgated capital requirements described above also will impact the prompt corrective action rules.

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

Audit by IRS. The Company’s consolidated federal income tax returns for taxable years through December 31, 2009, have been closed for the purpose of examination by the Internal Revenue Service. The Company’s 2011 federal income tax return is currently being audited by the IRS. The IRS has not completed its audit. The Company is unaware of any proposed adjustments to the 2011 federal tax return.

State Taxation. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Pennsylvania Corporate Net Income Tax rate is 9.99% and is imposed on the Company’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.189% of a corporation’s capital stock value, which is determined in accordance with a fixed formula based upon average net income and consolidated net worth.

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

The Company invests in mortgage-backed securities (“MBS”), including significant legacy positions in private label MBS (“PLMBS”) which could result in impairment charges.

The Company has investments in MBS, including agency and private label MBS. PLMBS investments carry a significant amount of credit risk, relative to other investments within the Company’s portfolio. The PLMBS segment accounts for 1.3% of the Company’s total assets and 1.5% of the Company’s total interest income.

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

During fiscal 2011, 2012 and 2013, the Company recorded $0, $131 thousand, and $12 thousand, respectively, of credit impairment charges, and $0, $114 thousand, and $0, respectively, to accumulated other comprehensive income (net of income tax effect of $0, $58 thousand, and $0, respectively). During fiscal 2011, 2012, and 2013, the Company was able to accrete back into other comprehensive income $496 thousand, $495 thousand, and $549 thousand, respectively (net of income tax effect of $256 thousand, $255 thousand, and $282 thousand, respectively), based on principal repayments on private-label mortgage-backed securities previously identified with other than temporary impairment (“OTTI”). Cash repayments on the Company’s PLMBS portfolio totaled $22.1 million, $13.4 million and $7.1 million, for fiscal years 2011, 2012 and 2013, respectively.

During fiscal 2013, the level of delinquencies continued at high levels within the PLMBS portfolio. Continued deterioration in the mortgage and credit markets could result in additional other-than-temporary impairment charges in our legacy PLMBS which could negatively affect the Company’s financial condition, results of operations, or its capital position. During fiscal 2013, one additional credit impairment was recognized on one private-label mortgage-backed security previously identified with OTTI.

At June 30, 2013, the Company, based on its analysis, has concluded that three PLMBS are other-than-temporarily impaired, as discussed above. The remaining securities portfolio has experienced unrealized losses and a decreased fair value due to interest rate volatility, illiquidity in the market place or credit deterioration in the U.S. mortgage markets.

The amount of unrealized losses decreased to $1.2 million at June 30, 2013 from $2.1 million at June 30, 2012. The amount of unrealized losses decreased primarily due to cash repayments of principal on the PLMBS, and also due to increases in the estimated fair values of the PLMBS over time.

See Note 6, Unrealized Losses on Securities, of the Notes to Consolidated Financial Statements.

Our financial condition or results of operations may be adversely affected if PLMBS servicers fail to perform their obligations to service mortgage loans as collateral for PLMBS.

PLMBS servicers have a significant role in servicing the mortgage loans that serve as collateral for the Company’s PLMBS portfolio, including playing an active role in loss mitigation efforts and making servicer advances. The Company’s credit risk exposure to the servicer counterparties includes the risk that they will not perform their obligation to service these mortgage loans, which could adversely affect the Company’s financial condition or results or operations. The risk of such failure has increased as deteriorating market conditions have affected the liquidity and financial condition of some of the larger servicers. These risks could result in losses significantly higher than currently anticipated.

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

Our ability to pay dividends to our shareholders depends to a large extent upon the dividends we receive from West View Savings Bank. Dividends paid by the Savings Bank are subject to restrictions under Pennsylvania and federal laws and regulations. In addition, West View Savings Bank must maintain certain capital levels, which may restrict the ability of the Bank to pay dividends to us and our ability to pay dividends to our shareholders. The newly promulgated capital conversation buffer to be phased in from January 1, 2016 to January 1, 2019 will restrict capital distributions unless the Savings Bank maintains greater than 2.5% in common equity attributable to the buffer.

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

The Company previously announced and reported a reduction of its quarterly cash dividend from $0.16 to $0.04 per share along with the suspension of common stock repurchases under its stock repurchase program. The Company believes that these actions demonstrate its commitment to serve as a source of strength to the Savings Bank and are appropriate in light of today’s economic environment. The Company believes that its stand alone liquidity is strong with liquid assets totaling approximately $2.1 million at June 30, 2013. This level of liquidity could support operating expenses and the current dividend for about five years without any dividend income from the Savings Bank. Dividends are subject to declaration by the Board of Directors, which take into account the Company’s financial condition, earnings, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

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

The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2013.

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

(b)Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information required herein is incorporated by reference from page 76 of the Company’s 2013 Annual Report to Stockholders included as Exhibit 13 (“2013 Annual Report”).

(b)	Not applicable.

(c)	Not applicable.

Item 6.	Selected Financial Data.

The information required herein is incorporated by reference from pages 3 to 4 of the Company’s 2013 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required herein is incorporated by reference from pages 5 to 16 of the Company’s 2013 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required herein is incorporated by reference from pages 16 to 23 of the Company’s 2013 Annual Report.

Item 8.	Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 24 to 75 of the Company’s 2013 Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of June 30, 2013. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

The information required herein is incorporated by reference from pages 4 to 10 of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders dated September 19, 2013 (“Proxy Statement”).

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

Michael R. Rutan. Age 52. Mr. Rutan has been Senior Vice President of Operations since November 2012. Prior to joining the company, Mr. Rutan had served in various increasing roles of responsibility in the Risk Management, Human Resources, and Finance functions of the PNC Financial Services Group, Inc. beginning in October 1993. Prior thereto, Mr. Rutan served as a bank examiner with the Office of Thrift Supervision (“OTS”, now the Office of Comptroller of the Currency “OCC”).

Keith A. Simpson. Age 56. Mr. Simpson has been Treasurer of the Company and the Savings Bank since April 2003 and Vice President and Chief Accounting Officer of the Company and the Savings Bank since November 2002. Previously, Mr. Simpson was Controller and Assistant Treasurer of the Savings Bank since October 1995. In October 2008, Mr. Simpson filed personal bankruptcy under Chapter 7 of the U.S. Bankruptcy Code, which was discharged in February 2009.

Bernard P. Lefke. Age 62. Mr. Lefke has been Vice President of Administration of the Savings Bank since November 2012. Previously, Mr. Lefke was Vice President of Savings of the Savings Bank since February 1991, and an Assistant Vice President and Branch Manager of the Savings Bank since 1981.

Item 11.	Executive Compensation.

The information required herein is incorporated by reference from pages 12 to 15 of the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The security ownership of certain beneficial owners and management information required herein is incorporated by reference from pages 10 to 11 of the Company’s Proxy Statement.

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of June 30, 2013.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	124,519	$16.20	37,481

Equity compensation plans not approved by security holders	—	—	—

Total	124,519	$16.20	37,481

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from pages 6 and 15 of the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required herein is incorporated by reference from pages 16 to 17 of the Company’s Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

(1)	The following documents are filed as part of this report and are incorporated herein by reference from the Company’s 2013 Annual Report.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheet at June 30, 2013 and 2012.

Consolidated Statement of Income for the Years Ended June 30, 2013, 2012 and 2011.

Consolidated Statement of Comprehensive Income for the Years Ended June 30, 2013, 2012 and 2011.

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended June 30, 2013, 2012 and 2011.

Consolidated Statement of Cash Flows for the Years Ended June 30, 2013, 2012 and 2011.

Notes to the Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission (“SEC”) are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 1, 2007.

3.2	Amended and Restated By-Laws	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 28, 2009.

4	Stock Certificate of WVS Financial Corp.	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.1	WVS Financial Corp. Amended and Restated Recognition Plans and Trusts for Executive Officers, Directors and Key Employees *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.2	WVS Financial Corp. Employee Stock Ownership Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.3	Amended West View Savings Bank Employee Profit Sharing Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.4	Amended and Restated Employment Agreement between WVS Financial Corp., West View Savings Bank and David Bursic *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

No.	Description	Location

10.5	Amended and Restated Directors Deferred Compensation Program *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.6	WVS Financial Corp. 2008 Stock Incentive Plan *	Incorporated by reference from the Definitive Proxy Statement filed by the Company with the SEC on September 26, 2008.

10.7	Supplemental Executive Retirement Plan effective September 1, 2013 by and between West View Savings Bank and David Bursic*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

10.8	Split Dollar Life Insurance Agreement effective September 1, 2013 by and between West View Savings Bank and David Bursic*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

10.9	Form of Split Dollar Life Insurance Agreement effective September 1, 2013 by and between West View Savings Bank and each of Keith Simpson and Michael Rutan*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

13	2013 Annual Report to Stockholders	Filed herewith

14.1	Ethics Policy	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

14.2	Code of Ethics for Senior Financial Officers	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

21	Subsidiaries of the Registrant – Reference is made to Item 1. “Business” for the required information	—

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Accounting Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Accounting Officer	Filed herewith

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

No.	Description	Location

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document**

*	Management contract or compensatory plan or arrangement.
**	These interactive data files shall not be deemed filed for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

September 19, 2013	By:	/s/ David J. Bursic
David J. Bursic
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David J. Bursic
David J. Bursic, Director, President and Chief Executive Officer (Principal Executive Officer)	September 19, 2013

/s/ Keith A. Simpson
Keith A. Simpson, Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	September 19, 2013

/s/ David L. Aeberli
David L. Aeberli,	September 19, 2013
Chairman of the Board of the Directors

/s/ John W. Grace
John W. Grace, Director	September 19, 2013

/s/ Lawrence M. Lehman
Lawrence M. Lehman, Director	September 19, 2013

/s/ Margaret VonDerau
Margaret VonDerau, Director	September 19, 2013