Form 10-Q
period 2013-09-30
WVS FINANCIAL CORP
filed 2013-11-14
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

YES  X  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  X  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).    YES        NO  X

Shares outstanding as of November 14, 2013: 2,057,930 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	September 30, 2013	June 30, 2013
Assets
Cash and due from banks	$1,570	$1,603
Interest-earning demand deposits	897	324

Total cash and cash equivalents	2,467	1,927
Certificates of deposit	598	598
Investment securities available-for-sale (amortized cost of $63,578 and $77,067)	63,716	77,186
Investment securities held-to-maturity (fair value of $22,515 and $26,956)	22,172	26,420
Mortgage-backed securities held-to-maturity (fair value of $160,983 and $139,998)	160,532	139,268
Net loans receivable (allowance for loan losses of $319 and $307)	34,296	31,531
Accrued interest receivable	1,464	1,371
Federal Home Loan Bank stock, at cost	5,211	5,682
Premises and equipment, net	620	614
Bank owned life insurance	4,026	2,000
Deferred tax assets (net)	696	748
Other assets	160	231

TOTAL ASSETS	$295,958	$287,576

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$17,940	$14,911
NOW accounts	20,930	20,654
Savings accounts	41,808	41,808
Money market accounts	24,431	23,772
Certificates of deposit	38,092	38,829
Advance payments by borrowers for taxes and insurance	251	550

Total deposits	143,452	140,524
Federal Home Loan Bank advances: long-term	17,500	17,500
Federal Home Loan Bank advances: short-term	102,070	96,712
Accrued interest payable	212	210
Other liabilities	655	802

TOTAL LIABILITIES	263,889	255,748

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none Issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued	38	38
Additional paid-in capital	21,483	21,478
Treasury stock: 1,747,706 and 1,747,706 shares at cost, respectively	(26,690)	(26,690)
Retained earnings, substantially restricted	37,872	37,744
Accumulated other comprehensive loss	(634)	(742)

TOTAL STOCKHOLDERS’ EQUITY	32,069	31,828

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$295,958	$287,576

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,
	2013	2012
INTEREST INCOME:
Loans, including fees	$ 414	$ 586
Investment securities – taxable	498	780
Mortgage-backed securities	474	247
Certificates of deposit	3	2
FHLB Stock	13	2

Total interest and dividend income	1,402	1,617

INTEREST EXPENSE:
Deposits	79	108
Federal Home Loan Bank advances – long-term	211	211
Federal Home Loan Bank advances – short-term	54	53

Total interest expense	344	372

NET INTEREST INCOME	1,058	1,245
PROVISION FOR LOAN LOSSES	12	(24)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,046	1,269

NON-INTEREST INCOME:
Service charges on deposits	52	51
Earnings on Bank Owned Life Insurance	26	-
Investment securities gains	-	8
Other	59	71

Total non-interest income	137	130

NON-INTEREST EXPENSE:
Salaries and employee benefits	511	493
Occupancy and equipment	73	75
Data processing	60	61
Correspondent bank service charges	11	14
Federal deposit insurance premium	47	36
Other	157	254

Total non-interest expense	859	933

INCOME BEFORE INCOME TAXES	324	466
INCOME TAX EXPENSE	114	81

NET INCOME	$ 210	$ 385

EARNINGS PER SHARE:
Basic	$ 0.10	$ 0.19
Diluted	$ 0.10	$ 0.19

AVERAGE SHARES OUTSTANDING:
Basic	2,057,930	2,057,930
Diluted	2,057,930	2,057,930

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended
	September 30,
	2013	2012

NET INCOME	$210	$385

OTHER COMPREHENSIVE INCOME:

Investment securities available for sale not other-than-temporarily impaired:
Gains arising during the year	19	356
Income tax effect	(6)	(121)

	13	235

Gains recognized in earnings	-	8
Income tax effect	-	(3)

	-	5

Unrealized holdings gains on securities available for sale not other-than-temporarily impaired, net of tax	13	240

Investment securities held to maturity other-than-temporarily impaired:
Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	145	221
Income tax effect	(50)	(75)

	95	146

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	95	146

Unrealized holding gains on securities, net	108	386

Other comprehensive income	108	386

NET COMPREHENSIVE INCOME	$318	$771

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income (Loss)	Total
Balance at June 30, 2013	$38	$21,478	$(26,690)	$37,744	$ (742)	$31,828

Net Income				210		210

Other comprehensive income					108	108

Expense of stock options awarded		5				5

Cash dividends declared ($0.04 per share)				(82)		(82)

Balance at September 30, 2013	$38	$21,483	$(26,690)	$37,872	$ (634)	$32,069

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES

Net income	$210	$385
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	12	(24)
Depreciation	21	23
Gain on sale of investments	-	(8)
Amortization of discounts, premiums and deferred loan fees	570	668
Deferred income taxes	52	208
Increase in prepaid accrued income taxes	3	6
Earnings on bank owned life insurance	(26)	-
Increase in accrued interest receivable	(93)	(255)
Increase in accrued interest payable	2	1
Decrease in deferred director compensation payable	(8)	(8)
Decrease in prepaid federal deposit insurance premium	-	32
Other, net	(121)	(297)

Net cash provided by operating activities	622	731

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	-	(31,511)
Proceeds from repayments of investments	12,936	2,803
Proceeds from sales of investments	-	1,891
Held-to-maturity:
Purchases of investment securities	(1,955)	-
Purchases of mortgage-backed securities	(29,158)	(23,529)
Proceeds from repayments of investments	6,182	4,511
Proceeds from repayments of mortgage-backed securities	8,043	18,145
Purchase of bank owned life insurance	(2,000)	-
Net (increase) decrease in net loans receivable	(2,778)	752
Redemption of FHLB stock	471	727
Capital improvements to other real estate owned	-	(4)
Acquisition of premises and equipment	(27)	(48)

Net cash used for investing activities	(8,286)	(26,263)

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2013	2012
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$3,964	$738
Net decrease in certificates of deposit	(737)	(1,066)
Net decrease in advance payments by borrowers for taxes and insurance	(299)	(369)
Net increase in CDARS one-way buy CDs	-	198
Net increase in FHLB short-term advances	5,358	26,168
Cash dividends paid	(82)	(81)

Net cash provided by financing activities	8,204	25,588

Increase in cash and cash equivalents	540	56

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	1,927	2,506

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,467	$2,562

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$342	$371
Income taxes	$115	$141

Non-cash items:
Educational Improvement Tax Credit	$9	$86

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2013, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2013, the Financial Accounting Standards Board FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation. This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended September 30,
	2013	2012

Weighted average common shares issued	3,805,636	3,805,636
Average treasury stock shares	(1,747,706)	(1,747,706)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,057,930	2,057,930
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,057,930	2,057,930

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At September 30, 2013, there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three month period. At September 30, 2012 there were 124,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three month period.

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

During the three month periods ended September 30, 2013 and 2012, the Company recorded $5 thousand and $6 thousand, respectively, in compensation expense related to our share-based compensation awards. As of September 30, 2013, there was approximately $2 thousand of unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009. That cost is expected to be recognized over the next four months.

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

The Company had 19,729 non-vested stock options outstanding at September 30, 2013, and 43,552 unvested stock options outstanding at September 30, 2012. There were no stock options exercised or issued during the three months ended September 30, 2013 and 2012.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013	(Dollars in Thousands)

AVAILABLE FOR SALE
Corporate debt securities	$60,444	$204	$(77)	$60,571
Foreign debt securities [1]	3,134	12	(1)	3,145

Total	$63,578	$216	$(78)	$63,716

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013	(Dollars in Thousands)

HELD TO MATURITY
U.S. government agency securities	$11,954	$4	$(344)	$11,614
Corporate debt securities	10,218	683	-	10,901

Total	$22,172	$687	$(344)	$22,515

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013	(Dollars in Thousands)

AVAILABLE FOR SALE
Corporate debt securities	$73,349	$223	$(107)	$73,465
Foreign debt securities [1]	3,718	8	(5)	3,721

Total	$77,067	$231	$(112)	$77,186

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013	(Dollars in Thousands)

HELD TO MATURITY
U.S. government agency securities	$9,995	$-	$(328)	$9,667
Corporate debt securities	14,425	853	-	15,278
Foreign debt securities [1]	2,000	11	-	2,011

Total	$26,420	$864	$(328)	$26,956

During the three months ended September 30, 2013, and 2012, the Company recorded gross realized investment security gains of $0 thousand, and $8 thousand, respectively. Proceeds from sales of investment securities during the three months ended September 30, 2013 and 2012, were $0 and $1.9 million, respectively.

The amortized cost and fair values of debt securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through two years	Due after two through three years	Due after three through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$35,846	$13,908	$11,829	$1,004	$991	$-	$63,578
Fair value	35,929	14,015	11,813	983	976	-	63,716

HELD TO MATURITY
Amortized cost	$5,012	$999	$522	$2,551	$1,133	$11,955	$22,172
Fair value	5,072	1,075	594	2,834	1,326	11,614	22,515

At both September 30, 2013 and June 30, 2013, no investment securities were pledged to secure public deposits, repurchase agreements, or borrowings with the Federal Home Loan Bank. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

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

At September 30, 2013, the Company’s Agency CMO’s totaled $157.4 million as compared to $135.6 million at June 30, 2013. The Company’s private-label CMO’s totaled $3.1 million at September 30, 2013 as compared to $3.6 million at June 30, 2013. The $21.3 million increase in the CMO segment of our MBS portfolio was primarily due to purchases of U.S. Government Agency CMO’s totaling $29.2 million which more than offset repayments on our Agency CMO’s totaling $7.5 million and $688 thousand in repayments on our private-label CMO’s. During the three months ended September 30, 2013, the Company received principal payments totaling $688 thousand on its private-label CMO’s. At September 30, 2013, approximately $160.5 million or 100.0% (book value) of the Company’s MBS portfolio, including CMO’s, were comprised of adjustable or floating rate investments, as compared to $139.3 million or 100.0% at June 30, 2013. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMO’s. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMO’s and there can be no assurance that any secondary market for private-label CMO’s will develop. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at September 30, 2013. During the three months ending September 30, 2013, the Company reversed $145 thousand of non-credit unrealized holding losses on its three private-label CMO’s with OTTI due to principal repayments. During the three months ended September 30, 2013, the Company recorded no additional credit impairment charges on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of September 30, 2013. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

		At September 30, 2013
		Rating			Book Value	Fair Value[2]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	C	$1,805	$2,199	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	312	348	33
126694KF4	CWHL SER 24 A15	D	N/A	D	622	697	66
126694MP0	CWHL SER 26 1A5	CC	N/A	C	365	381	36

					$3,104	$3,625	$336

The amortized cost and fair values of mortgage-backed securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in Thousands)
September 30, 2013
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$157,428	$1,053	$(1,123)	$157,358
Private-label	3,104	521	-	3,625

Total	$160,532	$1,574	$(1,123)	$160,983

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2013	(Dollars in Thousands)
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$135,621	$368	$(256)	$135,733
Private-label	3,647	621	(3)	4,265

Total	$139,268	$989	$(259)	$139,998

2 Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost and fair value of mortgage-backed securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$-	$-	$308	$160,224	$160,532
Fair value	$-	$-	$314	$160,669	$160,983

At September 30, 2013 mortgage-backed securities with amortized costs of $134.1 million and fair values of $133.7 million were pledged to secure borrowings with the Federal Home Loan Bank. Of the securities pledged, $25.6 million of fair value was excess collateral. At June 30, 2013 mortgage-backed securities with an amortized cost of $123.7 million and fair values of $123.8 million, were pledged to secured borrowings with the Federal Home Loan Bank. Of the securities pledged, $20.9 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income by component, for the three months ended September 30, 2013.

	Three Months Ended September 30, 2013
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-sale Securities	Unrealized Gains and Losses on Held-to-maturity Securities	Total

Beginning Balance – June 30, 2013	$78	$(820)	$(742)

Other comprehensive income before reclassifications	13	95	108
Net current-period other comprehensive income	13	95	108

Ending Balance – September 30, 2013	$91	$(725)	$(634)

8.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2013 and June 30, 2013.

	September 30, 2013
	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)

U.S. government agencies securities	$9,654	$(344)	$-	$-	$-	$-	$9,654	$(344)
Corporate debt securities	4,537	(6)	5,341	(71)	-	-	9,878	(77)
Foreign debt securities[1]	-	-	520	(1)	-	-	520	(1)
Collateralized mortgage obligations:
Agency	66,174	(794)	23,945	(286)	3,945	(43)	94,064	(1,123)

Total	$80,365	$(1,144)	$29,806	$(358)	$3,945	$(43)	$114,116	$(1,545)

	June 30, 2013
	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)

U.S. government agencies securities	$9,667	$(328)	$-	$-	$-	$-	$9,667	$(328)
Corporate debt securities	15,042	(78)	2,322	(29)	-	-	17,364	(107)
Foreign debt securities[1]	-	-	518	(5)	-	-	518	(5)
Collateralized mortgage obligations:
Agency	49,176	(235)	782	(13)	4,900	(8)	54,858	(256)
Private-label	-	-	-	-	109	(3)	109	(3)

Total	$73,885	$(641)	$3,622	$(47)	$5,009	$(11)	$82,516	$(699)

[1]	U.S. dollar-dominated investment-grade corporate bonds of large foreign issuers.

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

Three Months Ended
September 30,
	2013	2012
(Dollars in Thousands)

Beginning balance	$ 316	$ 324
Initial credit impairment	-	-
Subsequent credit impairment	-	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-
Reductions for securities sold	-	-
Reduction for actual realized losses	(7)	-
Reduction for increase in cash flows expected to be collected	-	-

Ending Balance	$ 309	$ 324

During the three months ended September 30, 2013, the Company recorded no credit impairment charge, and no non-credit unrealized holding loss to accumulated other comprehensive income. The Company accreted back into other comprehensive income $95 thousand (net of income tax effect of $50 thousand), based on principal repayments on private-label CMO’s previously identified with OTTI.

In the case of its private-label residential CMO’s that exhibit adverse risk characteristics, the Company employs models to determine the cash flows that it is likely to collect from the securities. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. A significant input to these models is the forecast of future housing price changes for the relevant states and metropolitan statistical areas, which are based upon an assessment of the various housing markets. In general, since the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Company, the Company uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against likely losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment.

In conjunction with our adoption of ASC Topic 820 effective June 30, 2009, the Company retained an independent third party to assist it with assessing its investments within the private-label CMO portfolio. The independent third party utilized certain assumptions for producing the cash flow analyses used in the OTTI assessment. Key assumptions would include interest rates, expected market participant spreads and discount rates, housing prices, projected future delinquency levels and assumed loss rates on any liquidated collateral.

The Company reviewed the independent third party’s assumptions used in the September 30, 2013 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that no additional private-label CMO’s in the portfolio had an other-than-temporary impairment at September 30, 2013, keeping the total at three private-label CMO’s with OTTI at September 30, 2013.

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

The Company had investments in 32 positions that were impaired at September 30, 2013. Based on its analysis, management has concluded that three private-label CMO’s are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of September 30, 2013 and June 30, 2013.

	September 30, 2013			June 30, 2013
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

	(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$16,238	$-	$16,238	$13,611	$-	$13,611
Construction	3,792	701	3,091	2,546	701	1,845
Land acquisition & development	1,084	-	1,084	1,407	280	1,127
Multi-family dwellings	2,703	-	2,703	2,780	-	2,780
Commercial	5,174	-	5,174	5,787	-	5,787

Consumer Loans
Home equity	987	-	987	1,085	-	1,085
Home equity lines of credit	2,068	150	1,918	2,056	150	1,906
Other	243	-	243	180	-	180

Commercial Loans	1,849	-	1,849	1,890	-	1,890

Obligations (other than securities and leases) of states and political subdivisons	500	-	500	500	-	500

	$34,638	$851	$33,787	$31,842	$1,131	$30,711

Less: Deferred loan fees	(23)			(4)
Allowance for loan losses	(319)			(307)

Total	$34,296			$31,531

Impaired loans are loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The following loan categories are collectively evaluated for impairment. First mortgage loans: 1 – 4 family dwellings and all consumer loan categories (home equity, home equity lines of credit, and other). The following loan categories are individually evaluated for impairment. First mortgage loans: construction, land acquisition and development, multi-family dwellings, and commercial. The Company evaluates commercial loans not secured by real property individually for impairment.

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

The following tables summarize of the loans considered to be impaired as of September 30, 2013 and June 30, 2013, and the related interest income recognized for the three months ended September 30, 2013 and September 30, 2012:

	September 30,	June 30,
	2013	2013
	(Dollars in Thousands)
Impaired loans with an allocated allowance:
Construction loans	$701	$701
Impaired loans without an allocated allowance:
Construction loans	-	-
Land acquisition & development loans	-	280
Home equity lines of credit	150	150

Total impaired loans	$851	$1,131

Allocated allowance on impaired loans:
Construction loans	$109	$107

	Three Months Ended
	September 30, 2013	September 30, 2012
	(Dollars in Thousands)
Average impaired loans:
Construction loans	$701	$701
Land acquisition & development loans	57	-
Home equity lines of credit	150	150

Total	$908	$851

Income recognized on impaired loans:
Construction loans	$-	$-
Land acquisition & development loans	-	-
Home equity lines of credit	1	2

Total	$1	$2

Total nonaccrual loans as of September 30, 2013 and June 30, 2013 and the related interest income recognized for the three months ended September 30, 2013 and September 30, 2012 are as follows:

	September 30,	June 30,
	2013	2013
	(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$476	$477
Construction	701	701
Land acquisition & development	-	280
Home equity lines of credit	150	150

Total	$1,327	$1,608

	Three Months Ended
	September 30, 2013	September 30, 2012

	(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$477	$282
Construction	701	1,051
Land acquisition & development	57	290
Home equity lines of credit	150	150

Total	$1,385	$1,773

Income that would have been recognized	$22	$27
Interest income recognized	2	41

Interest income foregone	$20	$18

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

The following tables include the recorded investment and number of modifications for modified loans, as of September 30, 2013 and 2012. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

	For the Three Months Ended September 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(Dollars in Thousands)
Troubled debt restructurings:
Home equity lines of credit	-	$-	$-

Troubled debt restructurings that subsequently defaulted:
Home equity lines of credit	1	$150	$150

For the Three Months Ended September 30, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(Dollars in Thousands)
Troubled debt restructurings:
Home equity lines of credit	-	$-	$-

Troubled debt restructurings that subsequently defaulted:
Home equity lines of credit	-	$-	$-

There is one previously modified TDR in default as of September 30, 2013.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 2013, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2013 and June 30, 2013:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
September 30, 2013
First mortgage loans:
1 – 4 family dwellings	$15,762	$-	$-	$-	$476	$476	$16,238
Construction	3,091	-	-	-	701	701	3,792
Land acquisition & development	1,084	-	-	-	-	-	1,084
Multi-family dwellings	2,703	-	-	-	-	-	2,703
Commercial	5,174	-	-	-	-	-	5,174

Consumer Loans:
Home equity	987	-	-	-	-	-	987
Home equity lines of credit	1,918	-	-	-	150	150	2,068
Other	243	-	-	-	-	-	243

Commercial Loans	1,849	-	-	-	-	-	1,849

Obligations (other than securities and leases) of states and political subdivisions	500	-	-	-	-	-	500

	$33,311	$-	$-	$-	$1,327	$1,327	34,638

Less: Deferred loan fees							(23)
Allowance for loan loss							(319)

Net Loans Receivable							$34,296

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
June 30, 2013
First mortgage loans:
1 – 4 family dwellings	$13,089	$45	$-	$-	$477	$522	$13,611
Construction	1,845	-	-	-	701	701	2,546
Land acquisition & development	1,127	-	-	-	280	280	1,407
Multi-family dwellings	2,780	-	-	-	-	-	2,780
Commercial	5,787	-	-	-	-	-	5,787

Consumer Loans:
Home equity	1,085	-	-	-	-	-	1,085
Home equity lines of credit	1,906	-	-	-	150	150	2,056
Other	180	-	-	-	-	-	180

Commercial Loans	1,884	6	-	-	-	6	1,890

Obligations (other than securities and leases) of states and political subdivisions	500	-	-	-	-	-	500

	$30,183	$51	$-	$-	$1,608	$1,659	31,842

Less: Deferred loan fees							(4)
Allowance for loan loss							(307)

Net Loans Receivable							$31,531

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended September 30, 2013. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables presents the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at September 30, 2013 and June 30, 2013.

	September 30, 2013
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of States and Political Subdivisions
	(Dollars in Thousands)

Pass	$3,091	$1,084	$2,703	$5,174	$1,848	$500
Special Mention	-	-	-	-	-	-
Substandard	701	-	-	-	1	-
Doubtful	-	-	-	-	-	-

Ending Balance	$3,792	$1,084	$2,703	$5,174	$1,849	$500

	June 30, 2013
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of States and Political Subdivisions
	(Dollars in Thousands)

Pass	$1,845	$1,127	$2,780	$5,787	$1,889	$500
Special Mention	-	-	-	-	-	-
Substandard	701	280	-	-	1	-
Doubtful	-	-	-	-	-	-

Ending Balance	$2,546	$1,407	$2,780	$5,787	$1,890	$500

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended September 30, 2013 and June 30, 2013.

	September 30, 2013
	1 – 4 Family	Consumer
	(Dollars in Thousands)

Performing	$15,762	$3,148
Non-performing	476	150

Total	$16,238	$3,298

	June 30, 2013
	1 – 4 Family	Consumer
	(Dollars in Thousands)

Performing	$13,134	$3,171
Non-performing	477	150

Total	$13,611	$3,321

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

The Company had no unallocated loss allowance balance at September 30, 2013.

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

The following tables present the activity in the allowance for loan losses for the three month periods ended September 30, 2013 and 2012.

	As of September 30, 2013
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2013	$47	$117	$8	$14	$57	$53	$11	$307
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	3	13	-	-	(2)	(1)	(1)	12

Ending ALLL Balance at September 30, 2013	$50	$130	$8	$14	$55	$52	$10	$319

	As of September 30, 2012
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2012	$73	$122	$21	$26	$76	$53	$14	$385
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(46)	20	(5)	(1)	4	4	-	(24)

Ending ALLL Balance at September 30, 2012	$27	$142	$16	$25	$80	$57	$14	$361

The following tables summarize the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2013 and June 30, 2013.

	As of September 30, 2013
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Individually evaluated for impairment	$-	$109	$-	$-	$-	$-	$-	$109
Collectively evaluated for impairment	50	21	8	14	55	52	10	210

	$50	$130	$8	$14	$55	$52	$10	$319

	As of June 30, 2013
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Individually evaluated for impairment	$-	$107	$-	$-	$-	$-	$-	$107
Collectively evaluated for impairment	47	10	8	14	57	53	11	200

	$47	$117	$8	$14	$57	$53	$11	$307

10.	FAIR VALUE MEASUREMENTS

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

Assets Measured at Fair Value on a Recurring Basis

Investment Securities Available-for-Sale

Fair values for securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. The Company has no Level I or Level III investment securities. Level II investment securities were primarily comprised of investment-grade corporate bonds and U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of September 30, 2013 and June 30, 2013, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2013
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$-	$60,571	$-	$60,571
Foreign debt securities (1)	-	3,145	-	3,145

	$-	$63,716	$-	$63,716

	June 30, 2013
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$-	$73,465	$-	$73,465
Foreign debt securities (1)	-	3,721	-	3,721

	$-	$77,186	$-	$77,186

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers

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

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information. The Company has no Level I or Level II impaired loans. Level III impaired loans were primarily comprised of one single-family residential construction loan, one land loan, and one home equity line of credit.

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair values as of September 30, 2013 and June 30, 2013, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2013
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$742	$742

Total	$-	$-	$742	$742

	June 30, 2013
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$1,024	$1,024

Total	$-	$-	$1,024	$1,024

For Level III assets measured at fair value on a recurring and non-recurring basis as of September 30, 2013 and June 30, 2013, the significant observable inputs used in the fair value measurements were as follows:

	Fair Value at
	September 30, 2013	June 30, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)
	(Dollars in Thousands)

Impaired loans	$742	$1,024	Appraisal of collateral(1)	Discounted appraisal(2)	0% to 9.8% / 7.7%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions. The range and weighted average of appraisal adjustments are presented as a percentage of the appraisals.

When evaluating the value of the collateral on impaired loans, the Company will consider the age of the most current appraisal, and discount the appraised value from 1.0% to 15.0%.

The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation model for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	September 30, 2013
	Carrying	Fair
	Amount	Value	Level I	Level II	Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$2,467	$2,467	$2,467	$-	$-
Certificates of deposit	598	598	598	-	-
Investment securities – available for sale	63,716	63,716	-	63,716	-
Investment securities – held to maturity	22,172	22,515	-	22,515	-
Mortgage-backed securities – held to maturity:
Agency	157,428	157,358	-	157,358	-
Private-label	3,104	3,625	-	-	3,625
Net loans receivable	34,296	35,801	-	-	35,801
Accrued interest receivable	1,464	1,464	1,464	-	-
FHLB stock	5,211	5,211	5,211	-	-
Bank owned life insurance	2,000	2,000	2,000	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$17,940	$17,940	$17,940	$-	$-
NOW accounts	20,930	20,930	20,930	-	-
Savings accounts	41,808	41,808	41,808	-	-
Money market accounts	24,431	24,431	24,431	-	-
Certificates of deposit	38,092	38,131	-	-	38,131
Advance payments by borrowers for taxes and insurance	251	251	251	-	-
FHLB long-term advances	17,500	18,057	-	-	18,057
FHLB short-term advances	102,070	102,070	102,070	-	-
Accrued interest payable	212	212	212	-	-

	June 30, 2013
	Carrying	Fair
	Amount	Value	Level I	Level II	Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$1,927	$1,927	$1,927	$-	$-
Certificates of deposit	598	598	598	-	-
Investment securities – available for sale	77,186	77,186	-	77,186	-
Investment securities – held to maturity	26,420	26,956	-	26,956	-
Mortgage-backed securities – held to maturity:
Agency	135,621	135,733	-	135,733	-
Private-label	3,647	4,265	-	109	4,156
Net loans receivable	31,531	33,194	-	-	33,194
Accrued interest receivable	1,371	1,371	1,371	-	-
FHLB stock	5,682	5,682	5,682	-	-
Bank owned life insurance	4,026	4,026	4,026	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$14,911	$14,911	$14,911	$-	$-
NOW accounts	20,654	20,654	20,654	-	-
Savings accounts	41,808	41,808	41,808	-	-
Money market accounts	23,772	23,772	23,772	-	-
Certificates of deposit	38,829	38,885	-	-	38,885
Advance payments by borrowers for taxes and insurance	550	550	550	-	-
FHLB long-term advances	17,500	18,525	-	-	18,525
FHLB short-term advances	96,712	96,712	96,712	-	-
Accrued interest payable	210	210	210	-	-

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

Bank Owned Life Insurance (“BOLI”)

The fair value of BOLI at September 30, 2013 and June 30, 2013 approximated the cash surrender value of the policies at these dates.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2013.

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

FINANCIAL CONDITION

The Company’s assets totaled $296.0 million at September 30, 2013, as compared to $287.6 million at June 30, 2013. The $8.4 million or 2.9% increase in total assets was primarily comprised of a $21.3 million increase in mortgage-backed securities – held to maturity, a $2.0 million increase in bank owned life insurance, a $2.8 million increase in net loans receivable, a $540 thousand increase in cash and cash equivalents, and a $93 thousand increase in accrued interest receivable, which were partially offset by a $13.5 million decrease in investment securities available for sale, a $4.2 million decrease in investment securities held to maturity, a $71 thousand decrease in other assets, and a $471 thousand decrease in Federal Home Loan Bank Stock. The increase in mortgage-backed securities held to maturity was primarily due to purchases of floating-rate U.S. Government agency CMO’s totaling $29.2 million, which was partially offset by repayments on floating-rate U.S. Government agency CMO’s and floating-rate private-label CMO’s totaling $7.4 million and $688 thousand, respectively. The decrease in investment securities available for sale was primarily due to maturities and early redemptions of investment-grade corporate bonds and U.S. dollar denominated investment-grade foreign bonds totaling $12.2 million and $550 thousand, respectively. The decrease in investment securities held to maturity was primarily due to maturities and early redemptions of investment-grade corporate bonds and U.S. dollar denominated investment-grade foreign bonds totaling $4.3 million and $2.0 million, respectively. The decrease in Federal Home Loan Bank (“FHLB”) stock was due to the continued redemption of excess stock by the FHLB of Pittsburgh. See “Asset and Liability Management”.

The Company’s total liabilities increased $8.1 million or 3.2% to $263.9 million as of September 30, 2013 from $255.7 million as of June 30, 2013. The $8.1 million increase in total liabilities was primarily comprised of a $5.4 million or 5.5% increase in short-term FHLB advances and a $2.9 million or 2.1% increase in total savings deposits, which were partially offset by a $147 thousand or 18.3% decrease in other liabilities. The increase in FHLB short-term advances was primarily a result of funding needs for the purchase of mortgage-backed securities. The increase in total deposits was primarily due to a $3.2 million seasonal increase in non-interest bearing accounts applicable to local real estate tax collectors, which was partially offset by a $299 thousand seasonal decrease in advance payments by borrowers for real estate taxes. See also “Asset and Liability Management”.

Total stockholders’ equity increased $241 thousand or 0.8% to $32.1 million as of September 30, 2013, from approximately $31.8 million as of June 30, 2013. The increase was primarily attributable to Company net income of $210 thousand and other comprehensive income totaling $108 thousand for the three months ended September 30, 2013, which were partially offset by cash dividends totaling $82 thousand. The other comprehensive income was primarily attributable to a $95 thousand (net of tax effect) reversal of unrealized holding losses on three private-label CMO’s with previously identified OTTI, and $13 thousand (net of tax effect) of unrealized holding gains on the Company’s available for sale investment portfolio.

RESULTS OF OPERATIONS

General. WVS reported net income of $210 thousand or $0.10 earnings per share (basic and diluted) for the three months ended September 30, 2013. Net income decreased by $175 thousand or 45.5% and earnings per share (basic and diluted) decreased $0.09 or 47.4% for the three months ended September 30, 2013, when compared to the same period in 2012. The decrease in net income was primarily attributable to a $187 thousand decrease in net-interest income, a $36 thousand increase in the provision for loan losses, and a $33 thousand increase in income tax expense, which were partially offset by a $74 thousand decrease in non-interest expense, and a $7 thousand increase in non-interest income.

Net Interest Income. The Company’s net interest income decreased by $187 thousand or 15.0% for the three months ended September 30, 2013, when compared to the same period in 2012. The decrease in net interest income was attributable to a $215 thousand decrease in interest income, which was partially offset by a $28 thousand decrease in interest expense. The decrease in interest income was primarily due to lower average balances on the Company’s investment and loan portfolios, and lower realized yields on the Company’s loan, investment, and private-label CMO portfolios, which were partially offset by higher average balances on the Company’s U.S. Government agency CMO portfolio and higher realized yields on the Company’s holding of FHLB stock, when compared to the same period in 2012. The decrease in interest expense was primarily attributable to lower rates paid on the Company’s interest-bearing liabilities during the quarter ended September 30, 2013, when compared to the same period in 2012.

Interest Income. Interest income on investment securities decreased $282 thousand or 36.2% for the three months ended September 30, 2013, when compared to the same period in 2012. The decrease for the three months ended September 30, 2013 was primarily attributable to a $60.0 million decrease in the average balance of investment securities outstanding, when compared to the same period in 2012.

Interest income on net loans receivable decreased $172 thousand or 29.4% for the three months ended September 30, 2013, when compared to the same period in 2012. The decrease for the three months ended September 30, 2013 was primarily attributable to a $5.3 million decrease in the average balance of net loans receivable outstanding, and a decrease of 1.10 basis points in the weighted average yield earned on net loans receivable for the three months ended September 30, 2013, when compared to the same period in 2012. The decrease in the average balance of loans outstanding was primarily attributable to lower construction and mortgage loans outstanding. The decrease in the yield on loans was primarily attributable to payoffs of higher yielding construction loans. The quarter ended September 30, 2012, also included non-recurring collection of past due interest and late charges of approximately $36 thousand.

Interest income on mortgage-backed securities increased $227 thousand or 91.9% for the three months ended September 30, 2013, when compared to the same period in 2012. The increase for the three months ended September 30, 2013 was primarily attributable to a $79.4 million increase in the average balance of U.S. Government agency mortgage-backed securities outstanding, which were partially offset by a $5.9 million decrease in the average balance of private-label mortgage-backed securities outstanding, and a 79 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities for the three months ended September 30, 2013, when compared to the same period in 2012. The decrease in the average balances of private-label mortgage-backed securities during the three months ended September 30, 2013 was attributable to principal paydowns of private-label mortgage-backed securities during the period. The increase in the average balance of U.S. Government agency mortgage-backed securities for the three months ended September 30, 2013, was primarily attributable to $29.2 million in purchases of U.S. Government agency mortgage-backed securities during the quarter, which was partially offset by $7.4 million in repayments on the U.S. Government agency mortgage-backed securities portfolio, when compared to the same period in 2012.

Interest income on Federal Home Loan Bank stock increased $11 thousand or 550.0% for the three months ended September 30, 2013, when compared to the same period in 2012. The increase for the three months ended September 30, 2013 was primarily attributable to an 81 basis point increase in the weighted average yield earned when compared to the same period in 2012.

Interest income on FDIC insured bank certificates of deposit increased $1 thousand or 50.0% for the three months ended September 30, 2013, when compared to the same period in 2012. The increase for the three months ended September 30, 2013 was primarily attributable to a $248 thousand decrease in the average portfolio balance of certificates of deposit which was more than offset by a 106 basis point increase in the weighted average yield earned when compared to the same period in 2012. The certificates have remaining maturities ranging from eleven to one hundred fourteen months. Due to decreases in yields in this investment sector, the Company has decided to redeploy maturities and early issuer redemptions to other investment portfolio segments.

Interest Expense. Interest expense on deposits and escrows decreased $29 thousand or 26.9% for the three months ended September 30, 2013, when compared to the same period in 2012. The decrease in interest expense on deposits for the three months ended September 30, 2013 was primarily attributable to a 20 basis point decrease in the weighted average rate paid on time deposits, a $1.3 million decrease in the average balance of time deposits, a 2 basis point decrease in the weighted average rate paid on savings accounts, and a 3 basis point decrease in the weighted average rate paid on money market accounts.

Interest paid on FHLB advances increased $1 thousand or 0.4% for the three months ended September 30, 2013, when compared to the same period in 2012. The increase for the three months ended September 30, 2013 was primarily attributable to a $7.9 million increase in the average balance of FHLB short-term advances, which was partially offset by a 2 basis point decrease in the weighted average rate paid on FHLB short-term advances, when compared to the same period in 2012. The Company increased its average balances of FHLB short-term borrowings during the quarter ended September 30, 2013 primarily to fund purchases of mortgage-backed securities.

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

Provisions for loan losses increased $36 thousand for the three months ended September 30, 2013, when compared to the same period in 2012. The change in the provisions for loan losses was primarily attributable to provisions recorded due to higher quarter end loan balances at September 30, 2013, as opposed to a credit provision recorded during the quarter ended September 30, 2012, related to lower classified loan balances during that period. At September 30, 2013, the Company’s total allowance for loan losses amounted to $319 thousand or 0.9% of the Company’s total loan portfolio, as compared to $307 thousand or 1.0% at June 30, 2013. At September 30, 2013, the Company’s non-performing loans totaled $1.3 million as compared to $1.6 million at June 30, 2013.

Non-Interest Income. Non-interest income increased by $7 thousand or 5.4% for the three months ended September 30, 2013, when compared to the same period in 2012. The increase for the three months ended September 30, 2013 was primarily attributable to a $26 thousand increase in earnings on bank-owned life insurance, which was partially offset by a $10 thousand decrease in mortgage-loan correspondent fee income, an $8 thousand decrease in realized gains on the sale of investment securities, and a $2 thousand decrease in automated teller machine fee income, when compared to the same period in 2012.

Non-Interest Expense. Non-interest expense decreased $74 thousand or 7.9% for the three months ended September 30, 2013, when compared to the same period in 2012. The decrease for the three months ended September 30, 2013 was principally attributable to a decrease of $85 thousand in charitable contributions which are eligible for PA tax credits, which was partially offset by an $18 thousand increase in employee related expenses, and an $11 thousand increase in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance expense, when compared to the same period in 2012.

Income Tax Expense. Income tax expense increased $33 thousand for the three months ended September 30, 2013, when compared to the same period in 2012. The increase for the three months ended September 30, 2013 was primarily due to lower levels of PA tax credits during the three months ended September 30, 2013, when compared to the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $622 thousand during the three months ended September 30, 2013. Net cash provided by operating activities was primarily comprised of net income of $210 thousand, $570 thousand of amortization of investment premiums, a $52 thousand decrease in deferred income taxes, and $21 thousand in depreciation of the Company’s fixed assets, which were partially offset by a $147 thousand decrease in other liabilities, a $93 thousand decrease in accrued interest receivable, and a $26 thousand increase in the cash surrender value of bank-owned life insurance.

Funds used for investing activities totaled $8.3 million during the three months ended September 30, 2013. Primary uses of funds during the three months ended September 30, 2013 were purchases of: mortgage-backed securities held to maturity and investment securities held to maturity of $29.2 million and $2.0 million, respectively, a $2.8 million increase in net loans receivable, and a $2.0 purchase of bank-owned life insurance. Primary sources of funds during the three months ended September 30, 2013 consisted of proceeds from investments and mortgage-backed securities within the held to maturity portfolio totaling $6.2 million and $8.0 million, respectively, proceeds from investment securities in the available for sale portfolio of $12.9 million and $471 thousand of FHLB stock redemptions.

Funds provided by financing activities totaled $8.2 million for the three months ended September 30, 2013. The primary sources included a $5.4 million increase in FHLB short-term borrowings, and a $4.0 million increase in transaction and savings deposits, which were partially offset by a $737 thousand decrease in retail certificates of deposit, a $299 thousand decrease in escrow accounts, and $82 thousand in cash dividends paid on the Company’s common stock. The $5.4 million increase in FHLB short-term borrowings was primarily used to fund investment and mortgage-backed securities purchases. Management believes that a significant portion of our local maturing deposits will remain with the Company.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at September 30, 2013 totaled $29.1 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At September 30, 2013, total approved loan commitments outstanding were $235 thousand. At the same date, commitments under unused lines of credit amounted to $5.8 million and the unadvanced portion of construction loans approximated $3.7 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $63.4 million at September 30, 2013. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On October 29, 2013, the Company’s Board of Directors declared a cash dividend of $0.04 per share payable November 21, 2013, to shareholders of record at the close of business on November 11, 2013. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of September 30, 2013, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $32.7 million or 22.7% and $33.1 million or 22.9%, respectively, of total risk-weighted assets, and Tier I leverage capital of $32.7 million or 11.1% of average quarterly assets.

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

The Company’s nonperforming assets at September 30, 2013 totaled approximately $1.3 million or 0.4% of total assets as compared to $1.6 million or 0.6% of total assets at June 30, 2013. Nonperforming assets at September 30, 2013 consisted of: three single-family real estate loans totaling $476 thousand, one single-family construction loans totaling $701 thousand, and one home equity line of credit totaling $150 thousand. The loans are in various stages of collection activity.

The $281 thousand decrease in nonperforming assets during the three months ended September 30, 2013 was primarily attributable to the sale of one land loan totaling $280 thousand.

During the three months ended September 30, 2013, the Company collected $2 thousand of interest income on non-accrual loans. Approximately $22 thousand of interest income would have been recorded on non-accrual loans if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the three months ended September 30, 2013. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

The FOMC has continued to purchase additional mortgage-backed securities at a pace of $40 billion per month and longer-term Treasury securities at a pace of $45 billion per month. The FOMC also maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction. Taken together, these actions should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.

During the three months ended September 30, 2013, the Company continued to adjust its asset/liability management tactics in two ways. First, the Company increased total assets by about $8.4 million while continuing to manage its Tier 1 capital. The primary segments of asset growth for the three months ended September 30, 2013 were: mortgage-backed securities – held to maturity, $21.3 million, bank-owned life insurance - $2.0 million, and net loans receivable - $2.8 million, which were partially offset by decreases in investment securities available for sale - $13.5 million, investment securities – held to maturity - $4.2 million, and FHLB stock - $471 thousand. Second, we increased Tier 1 capital primarily through earnings retention. We anticipate maintaining our asset base in the range of $285 - $300 million for the remainder of calendar year 2013, subject to economic and market conditions.

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

During the fiscal year 2013 and into fiscal year 2014, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve, continued above normal levels of monetary accommodation including quantitative easing and targeted asset purchase programs. The desired outcomes of these programs are to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.

The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at quarter ends beginning in June 30, 2007, and extending through September 30, 2013. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive
December 31, 2010	0.00% to 0.25%	0.61%	3.30%	Positive
March 31, 2011	0.00% to 0.25%	0.80%	3.46%	Positive
June 30, 2011	0.00% to 0.25%	0.45%	3.18%	Positive
September 30, 2011	0.00% to 0.25%	0.25%	1.92%	Positive
December 31, 2011	0.00% to 0.25%	0.25%	1.89%	Positive
March 31, 2012	0.00% to 0.25%	0.33%	2.23%	Positive
June 30, 2012	0.00% to 0.25%	0.33%	1.67%	Positive
September 30, 2012	0.00% to 0.25%	0.23%	1.65%	Positive
December 31, 2012	0.00% to 0.25%	0.24%	1.85%	Positive
March 31, 2013	0.00% to 0.25%	0.25%	1.87%	Positive
June 30, 2013	0.00% to 0.25%	0.36%	2.52%	Positive
September 30, 2013	0.00% to 0.25%	0.33%	2.64%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment, and mortgage-backed securities portfolios for the three months ended September 30, 2013, totaled $1.8 million, $19.1 million, and $8.0 million, respectively. Despite stagnant global interest rates and Treasury yields the Company continued to grow its balance sheet and used proceeds from maturities and Corporate calls of bonds, repayments on its mortgage-backed securities, and borrowings to purchase U.S. Government agency bonds, and U.S. Government agency CMO’s.

During the quarter ended September 30, 2013, the Company increased its originations of: fixed rate single-family mortgages by approximately $2.3 million, and residential construction loans by $700 thousand, which were partially offset by a $323 thousand decrease in land acquisition and development loans. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank’s market area. We expect that the housing market will continue to be weak throughout fiscal 2014. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans (primarily on residential properties), and commercial loans on business assets to partially increase interest income while limiting credit and interest rate risk. The Company has also offered higher yielding commercial and small business loans to existing customers and seasoned prospective customers.

During the three months ended September 30, 2013, principal investment purchases were comprised of: floating rate U.S. Government agency CMO’s - $29.2 million with a weighted average yield of 1.84% and callable U.S. Government agency multiple step-up bonds with initial lock out periods of 1 – 12 months - $2.0 million with a weighted average yield to call of 2.01%. Single step-up bonds have one “step” or increase in coupon. Multiple step-up bonds have more than one “step” or increase in coupon. All of the purchases were classified as held to maturity for accounting purposes. The Company believes that the purchases will earn a return above the Company’s cost of funds.

Major investment proceeds received during the three months ended September 30, 2013 were: investment grade corporate bonds - $14.2 million with a weighted average yield of approximately 2.00%; investment grade corporate utility first mortgage bonds - $2.2 million with a weighted average yield of 4.89%; and investment grade foreign bonds - $2.6 million with a weighted average yield of 4.60%.

As of September 30, 2013, the implementation of these asset and liability management initiatives resulted in the following:

1)

$168.3 million or 56.9% of the Company’s assets were comprised of floating rate investment and mortgage-backed securities. Of this $168.3 million, approximately $160.5 million float on a monthly basis based upon changes in the one-month London Interbank Offered Rate (LIBOR) and about $7.8 million reprice on a quarterly basis based upon the three-month LIBOR.

2)

$160.5 million or 65.2% of the Company’s total investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

3)

$66.0 million or 26.8% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less - $10.4 million or 15.8%; 3 – 12 months - $24.6 million or 37.3%; 1 – 2 years - $14.9 million or 22.6%; 2 – 3 years - $12.4 million or 18.7%; 3 – 5 years - $2.6 million or 3.9%; and over 5 years - $1.1 million or 1.7%;

4)

$12.0 million or 4.9% of the Company’s investment portfolio was comprised of callable U.S. Government Agency multiple step-up bonds which are callable as follows: less than 3 months - $10.0 million or 83.3%; and 3 – 6 months - $2.0 million or 16.7%. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

5)	$63.7 million or 21.5% of the Company’s assets were comprised of investment securities classified as available for sale;
6)	An aggregate of $14.0 million or 41.0% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months; and
7)

The maturity distribution of the Company’s borrowings is as follows: 3 months or less - $102.1 million or 85.4%; 3 – 12 months - $5.0 million or 4.2%; 2 – 3 years - $2.5 million or 2.1%; and over 3 years - $10.0 million or 8.3%.

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

	September 30,	June 30,
	2013	2013	2012
		(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$239,706	$236,125	$180,617
Interest-bearing liabilities maturing or repricing within one year	194,229	188,841	165,879

Interest sensitivity gap	$ 45,477	$ 47,284	$ 14,738

Interest sensitivity gap as a percentage of total assets	15.37%	16.44%	5.39%
Ratio of assets to liabilities maturing or repricing within one year	123.41%	125.04%	108.88%

During the three months ended September 30, 2013, the Company managed its one-year interest sensitivity gap by: (1) purchasing $29.2 million of floating-rate U.S. Government agency CMO’s which reprice monthly; (2) increasing by approximately $5.4 million the Company’s borrowings that mature within one year. All of the referenced purchases were designated as held to maturity for accounting purposes. At September 30, 2013, investments available for sale totaled $63.7 million or 21.5% of total assets.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at September 30, 2013. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$56,569	$50,955	$43,373	$45,206	$52,326	$38,459	$25,401
% of Total Assets	19.1%	17.2%	14.7%	15.3%	17.7%	13.0%	8.6%
Base Case Up 100 bp
Cumulative Gap ($’s)	$56,820	$51,403	$44,156	$46,386	$53,561	$39,706	$25,401
% of Total Assets	19.2%	17.4%	14.9%	15.7%	18.1%	13.4%	8.6%
Base Case No Change
Cumulative Gap ($’s)	$57,050	$52,053	$45,477	$48,588	$55,944	$42,044	$25,401
% of Total Assets	19.3%	17.6%	15.4%	16.4%	18.9%	14.2%	8.6%
Base Case Down 100 bp
Cumulative Gap ($’s)	$57,809	$53,188	$47,175	$50,894	$58,285	$43,738	$25,401
% of Total Assets	19.5%	18.0%	15.9%	17.2%	19.7%	14.8%	8.6%
Base Case Down 200 bp
Cumulative Gap ($’s)	$58,096	$53,697	$47,964	$51,883	$59,164	$43,984	$25,401
% of Total Assets	19.6%	18.1%	16.2%	17.5%	20.0%	14.9%	8.6%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2013. This analysis was done assuming that the interest-earning assets will average approximately $308 million and $341 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at September 30, 2013. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	September 30, 2014					September 30, 2013
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-11.7%	-8.7%	-	16.3%	33.1%	-8.1%	-6.5%	-	14.6%	30.0%
Return on average equity	3.82%	4.14%	5.02%	6.62%	8.19%	3.01%	3.16%	3.76%	5.10%	6.49%
Return on average assets	0.38%	0.41%	0.48%	0.65%	0.82%	0.32%	0.33%	0.39%	0.53%	0.67%
Market value of equity (in thousands)						$34,575	$35,585	$36,290	$36,548	$36,174

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at September 30, 2013. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2013.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$2,308
5.23%

Adjustable rate	$1,419
5.10%

Undisbursed lines of credit
Adjustable rate	$5,808
3.74%

Loan origination commitments
Fixed rate	$ 235
5.18%

Letters of credit
Adjustable rate	$ 454
4.25%

$10,224

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2013, the Savings Bank had four performance standby letters of credit outstanding totaling approximately $454 thousand. All four performance letters of credit are secured by developed property. The letters of credit will mature within twenty-one months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

During the quarter ended September 30, 2013, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

(a)The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b)Not applicable.

ITEM 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

(a) Not applicable.

(b) Not applicable.

ITEM 6. Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

Number	Description	Page
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer	E-1
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting Officer	E-2
32.1	Section 1350 Certification of the Chief Executive Officer	E-3
32.2	Section 1350 Certification of the Chief Accounting Officer	E-4
99	Report of Independent Registered Public Accounting Firm	E-5
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

November 14, 2013	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

November 14, 2013	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)