Form 10-Q
period 2013-12-31
WVS FINANCIAL CORP
filed 2014-02-14
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Shares outstanding as of February 13, 2014: 2,057,930 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	December 31, 2013	June 30, 2013
Assets
Cash and due from banks	$ 1,574	$ 1,603
Interest-earning demand deposits	247	324

Total cash and cash equivalents	1,821	1,927
Certificates of deposit	598	598
Investment securities available-for-sale (amortized cost of $55,450 and $77,067)	55,581	77,186
Investment securities held-to-maturity (fair value of $18,137 and $26,956)	18,163	26,420
Mortgage-backed securities held-to-maturity (fair value of $195,606 and $139,998)	193,956	139,268
Net loans receivable (allowance for loan losses of $220 and $307)	31,470	31,531
Accrued interest receivable	955	1,371
Federal Home Loan Bank stock, at cost	6,068	5,682
Premises and equipment, net	587	614
Bank owned life insurance	4,062	2,000
Deferred tax assets (net)	559	748
Other assets	213	231

TOTAL ASSETS	$ 314,033	$ 287,576

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 16,629	$ 14,911
NOW accounts	21,539	20,654
Savings accounts	42,539	41,808
Money market accounts	23,142	23,772
Certificates of deposit	37,013	38,829
Advance payments by borrowers for taxes and insurance	424	550

Total deposits	141,286	140,524
Federal Home Loan Bank advances: long-term	17,500	17,500
Federal Home Loan Bank advances: short-term	122,054	96,712
Accrued interest payable	223	210
Other liabilities	680	802

TOTAL LIABILITIES	281,743	255,748

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none Issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued	38	38
Additional paid-in capital	21,485	21,478
Treasury stock: 1,747,706 and 1,747,706 shares at cost, respectively	(26,690)	(26,690)
Retained earnings, substantially restricted	38,022	37,744
Accumulated other comprehensive loss	(565)	(742)

TOTAL STOCKHOLDERS’ EQUITY	32,290	31,828

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 314,033	$ 287,576

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$ 415	$ 549	$ 829	$ 1,135
Investment securities - taxable	397	748	895	1,527
Mortgage-backed securities	588	247	1,062	494
Certificates of deposit	3	2	5	4
Interest-earning demand deposits	-	-	1	1
FHLB Stock	21	8	35	10

Total interest and dividend income	1,424	1,554	2,827	3,171

INTEREST EXPENSE:
Deposits	89	100	168	208
Federal Home Loan Bank advances – long-term	211	211	422	422
Federal Home Loan Bank advances – short-term	55	54	109	107

Total interest expense	355	365	699	737

NET INTEREST INCOME	1,069	1,189	2,128	2,434
PROVISION FOR LOAN LOSSES	(99)	(25)	(87)	(49)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,168	1,214	2,215	2,483

NON-INTEREST INCOME:
Service charges on deposits	50	47	102	99
Earnings on Bank Owned Life Insurance	36	-	62	-
Investment securities gains	-	-	-	8

Other	60	178	119	249

Total non-interest income	146	225	283	356

NON-INTEREST EXPENSE:
Salaries and employee benefits	532	491	1,043	984
Occupancy and equipment	95	80	168	155
Data processing	60	61	120	122
Correspondent bank service charges	11	13	22	27
Deposit insurance premium	48	43	95	79
Other	212	225	370	479

Total non-interest expense	958	913	1,818	1,846

INCOME BEFORE INCOME TAXES	356	526	680	993
INCOME TAX EXPENSE	123	201	237	282

NET INCOME	$ 233	$ 325	$ 443	$ 711

EARNINGS PER SHARE:
Basic	$ 0.11	$ 0.16	$ 0.22	$ 0.35
Diluted	$ 0.11	$ 0.16	$ 0.22	$ 0.35

AVERAGE SHARES OUTSTANDING:
Basic	2,057,930	2,057,930	2,057,930	2,057,930
Diluted	2,057,930	2,057,930	2,057,930	2,057,930

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

NET INCOME	$ 233	$ 325	$ 443	$ 711

OTHER COMPREHENSIVE INCOME

Investment securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	(7)	42	12	414
Income tax effect	(2)	14	4	141

	(5)	28	8	273

Gains recognized in earnings	-	-	-	(8)
Income tax effect	-	-	-	(3)

	-	-	-	(5)
Unrealized holdings gains (losses) on securities available for sale not other-than-temporarily impaired, net of tax	(5)	28	8	268

Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	111	264	256	485
Income tax effect	37	90	87	165

	74	174	169	320
Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	74	174	169	320

Unrealized holdings gains on securities, net	69	202	177	588

Other comprehensive income	69	202	177	588

NET COMPREHENSIVE INCOME	$ 302	$ 527	$ 620	$ 1,299

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income(Loss)	Total
Balance at June 30, 2013	$ 38	$21,478	$(26,690)	$ 37,744	$ (742)	$ 31,828

Net Income				443		443

Other comprehensive income					177	177

Expense of stock options awarded		7				7

Cash dividends declared ($0.08 per share)				(165)		(165)

Balance at December 31, 2013	$ 38	$ 21,485	$(26,690)	$38,022	$ (565)	$ 32,290

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2013	2012
OPERATING ACTIVITIES

Net income	$ 443	$ 711
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(87)	(49)
Depreciation	59	47
Gain on sale of investments	-	(8)
Amortization of discounts, premiums and deferred loan fees	1,057	1,420
Deferred income taxes	189	314
Increase in prepaid accrued income taxes	(91)	(1)
Earnings on bank owned life insurance	(62)	-
Decrease (increase) in accrued interest receivable	416	(27)
Increase (decrease) in accrued interest payable	13	(26)
Decrease in deferred director compensation payable	(11)	(15)
Decrease in prepaid federal deposit insurance premium	-	71
Other, net	(88)	(499)

Net cash provided by operating activities	1,838	1,938

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	-	(32,960)
Proceeds from repayments of investments	20,573	5,803
Proceeds from sales of investments	-	1,891
Held-to-maturity:
Purchases of investment securities	(1,955)	-
Purchases of mortgage-backed securities	(66,986)	(46,980)
Proceeds from repayments of investments	10,182	33,927
Proceeds from repayments of mortgage-backed securities	12,575	45,050
Maturities/redemptions of certificates of deposit	-	248
Purchase of bank owned life insurance	(2,000)	-
Net decrease in net loans receivable	145	6,002
Purchase of FHLB stock	(4,019)	-
Redemption of FHLB stock	3,633	1,626
Capital improvements to other real estate owned	-	(4)
Acquisition of premises and equipment	(31)	(119)

Net cash (used for) provided by investing activities	(27,883)	14,484

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2013	2012
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$ 2,704	$ 243
Net decrease in certificates of deposit	(1,816)	(2,163)
Net decrease in advance payments by borrowers for taxes and insurance	(126)	(187)
Net increase (decrease) in FHLB short-term advances	25,342	(14,554)
Cash dividends paid	(165)	(165)

Net cash provided by (used for) financing activities	25,939	(16,826)

Decrease in cash and cash equivalents	(106)	(404)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	1,927	2,506

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 1,821	$2,102

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$ 686	$ 763
Income taxes	$ 230	$ 346

Non-cash items:
Educational Improvement Tax Credit	$ 47	$ 107

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2013, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment Company. 2. Require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures:

(a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Join Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after

December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012
Weighted average common shares outstanding	3,805,636	3,805,636	3,805,636	3,805,636

Average treasury stock shares	(1,747,706)	(1,747,706)	(1,747,706)	(1,747,706)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,057,930	2,057,930	2,057,930	2,057,930

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-	-	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,057,930	2,057,930	2,057,930	2,057,930

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At December 31, 2013, there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and six month periods. At December 31, 2012 there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and six month periods.

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

During the six month periods ended December 31, 2013 and 2012, the Company recorded $7 thousand and $11 thousand, respectively, in compensation expense related to our share-based compensation awards. As of December 31, 2013, there was approximately $3 hundred of unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009. That cost is expected to be recognized over the next month.

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

The Company had 9,729 non-vested stock options outstanding at December 31, 2013, and 31,552 unvested stock options outstanding at December 31, 2012. There were no stock options exercised or issued during the six months ended December 31, 2013 and 2012.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013	(Dollars in Thousands)

AVAILABLE FOR SALE
Corporate debt securities	$53,351	$169	$(49)	$53,471
Foreign debt securities [1]	2,099	11	-	2,110

Total	$55,450	$180	$(49)	$55,581

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013	(Dollars in Thousands)

HELD TO MATURITY
U.S. government agency securities	$11,959	$-	$(602)	$11,357
Corporate debt securities	6,204	576	-	6,780

Total	$18,163	$576	$(602)	$18,137

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013	(Dollars in Thousands)

AVAILABLE FOR SALE
Corporate debt securities	$73,349	$223	$(107)	$73,465
Foreign debt securities [1]	3,718	8	(5)	3,721

Total	$77,067	$231	$(112)	$77,186

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013	(Dollars in Thousands)

HELD TO MATURITY
U.S. government agency securities	$9,995	$-	$(328)	$9,667
Corporate debt securities	14,425	853	-	15,278
Foreign debt securities [1]	2,000	11	-	2,011

Total	$26,420	$864	$(328)	$26,956

During the six months ended December 31, 2013, and 2012, the Company recorded gross realized investment security gains of $0 thousand, and $8, respectively. Proceeds from sales of investment securities during the six months ended December 31, 2013 and 2012, were $0 and $1.9 million, respectively.

The amortized cost and fair values of debt securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through two years	Due after two through three years	Due after three through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$34,305	$17,070	$2,080	$1,004	$991	$-	$55,450
Fair value	34,382	17,147	2,082	984	986	-	55,581

HELD TO MATURITY
Amortized cost	$1,001	$999	$522	$3,682	$-	$11,959	$18,163
Fair value	1,018	1,065	587	4,110	-	11,357	18,137

At both December 31, 2013 and June 30, 2013, no investment securities were pledged to secure public deposits, repurchase agreements, or borrowings with the Federal Home Loan Bank. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

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

At December 31, 2013, the Company’s Agency CMO’s totaled $191.2 million as compared to $135.6 million at June 30, 2013. The Company’s private-label CMO’s totaled $2.8 million at December 31, 2013 as compared to $3.6 million at June 30, 2013. The $54.8 million increase in the CMO segment of our MBS portfolio was primarily due to purchases of U.S. Government Agency CMO’s totaling $67.0 million which more than offset repayments on our Agency CMO’s totaling $11.4 million and $1.1 million in repayments on our private-label CMO’s. During the six months ended December 31, 2013, the Company received principal payments totaling $1.1 million on its private-label CMO’s. At December 31, 2013, approximately $194.0 million or 100.0% (book value) of the Company’s MBS portfolio, including CMO’s, were comprised of adjustable or floating rate investments, as compared to $139.3 million or 100.0% at June 30, 2013. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMO’s. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMO’s and there can be no assurance that any secondary market for private-label CMO’s will develop. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at December 31, 2013. During the six months ending December 31, 2013, the Company reversed $256 thousand of non-credit unrealized holding losses on its three private-label CMO’s with OTTI due to principal repayments. During the six months ended December 31, 2013, the Company recorded no additional credit impairment charges on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of December 31, 2013. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

		At December 31, 2013
		Rating			Book Value	Fair Value[2]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	C	$1,554	$1,882	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	298	333	33
126694KF4	CWHL SER 24 A15	D	N/A	D	595	666	66
126694MP0	CWHL SER 26 1A5	CC	N/A	C	326	351	36

					$2,773	$3,232	$336

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in Thousands)
December 31, 2013
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$191,183	$2,126	$(935)	$192,374
Private-label	2,773	459	-	3,232

Total	$193,956	$2,585	$(935)	$195,606

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2013	(Dollars in Thousands)
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$135,621	$368	$(256)	$135,733
Private-label	3,647	621	(3)	4,265

Total	$139,268	$989	$(259)	$139,998

2 Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost and fair value of the Company’s mortgage-backed securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$-	$-	$641	$193,315	$193,956
Fair value	$-	$-	$658	$194,948	$195,606

At December 31, 2013, mortgage-backed securities with amortized costs of $136.3 million and fair values of $136.5 million were pledged to secure public deposits and borrowings with the Federal Home Loan Bank. Of the securities pledged, $9.9 million of fair value was excess collateral. At June 30, 2013 mortgage-backed securities with an amortized cost of $123.7 million and fair values of $123.8 million, were pledged to secured borrowings with the Federal Home Loan Bank. Of the securities pledged, $20.9 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income by component, for the three and six months ended December 31, 2013.

	Three Months Ended December 31, 2013
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – September 30, 2013	$91	$(725)	$(634)

Other comprehensive income (loss)	(5)	74	69

Ending Balance – December 31, 2013	$86	$(651)	$(565)

	Six Months Ended December 31, 2013
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2013	$78	$(820)	$(742)

Other comprehensive income	8	169	177

Ending Balance – December 31, 2013	$86	$(651)	$(565)

8.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2013 and June 30, 2013.

	December 31, 2013

	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)

U.S. government agencies securities	$1,938	$(21)	$9,419	$(581)	$-	$-	$11,357	$(602)
Corporate debt securities	1,185	(2)	4,800	(47)	-	-	5,985	(49)
Collateralized mortgage obligations:
Agency	36,546	(325)	35,134	(561)	2,879	(49)	74,559	(935)

Total	$39,669	$(348)	$49,353	$(1,189)	$2,879	$(49)	$91,901	$(1,586)

	June 30, 2013

	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)

U.S. government agencies securities	$9,667	$(328)	$-	$-	$-	$-	$9,667	$(328)
Corporate debt securities	15,042	(78)	2,322	(29)	-	-	17,364	(107)
Foreign debt securities[1]	-	-	518	(5)	-	-	518	(5)
Collateralized mortgage obligations:
Agency	49,176	(235)	782	(13)	4,900	(8)	54,858	(256)
Private-label	-	-	-	-	109	(3)	109	(3)

Total	$73,885	$(641)	$3,622	$(47)	$5,009	$(11)	$82,516	$(699)

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

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(In thousands)

Beginning balance	$309	$324	$316	$324
Initial credit impairment	-	-	-	-
Subsequent credit impairment	-	-	-	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-	-	-
Reductions for securities sold	-	-	-	-
Reduction for actual realized losses	(5)	-	(12)	-
Reduction for increase in cash flows expected to be collected	-	-	-	-

Ending Balance	$304	$324	$304	$324

During the quarter and six months ended December 31, 2013, the Company recorded no credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income. During the quarter and six months ended December 31, 2013, the Company accreted back into other comprehensive income $74 thousand and $169 thousand, respectively, (net of income tax effect of $37 thousand and $87 thousand, respectively), based on principal repayments on private-label CMO’s previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the December 31, 2013 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that no additional private-label CMO’s in the portfolio had an other-than-temporary impairment at December 31, 2013, keeping the total at three private-label CMO’s with OTTI at December 31, 2013.

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

The Company had investments in 28 positions that were impaired at December 31, 2013. Based on its analysis, management has concluded that three private-label CMO’s are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of December 31, 2013 and June 30, 2013.

	December 31, 2013			June 30, 2013
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

	(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$15,321	$-	$15,321	$13,611	$-	$13,611
Construction	2,899	-	2,899	2,546	701	1,845
Land acquisition & development	864	-	864	1,407	280	1,127
Multi-family dwellings	2,654	-	2,654	2,780	-	2,780
Commercial	5,035	-	5,035	5,787	-	5,787

Consumer Loans
Home equity	837	-	837	1,085	-	1,085
Home equity lines of credit	2,071	150	1,921	2,056	150	1,906
Other	219	-	219	180	-	180

Commercial Loans	1,811	-	1,811	1,890	-	1,890

Obligations (other than securities and leases) of states and political subdivisions	-	-	-	500	-	500

	$31,711	$150	$31,561	$31,842	$1,131	$30,711

Less: Deferred loan fees	(21)			(4)
Allowance for loan losses	(220)			(307)

Total	$31,470			$31,531

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

The following tables are a summary of the loans considered to be impaired as of December 31, 2013 and June 30, 2013, and the related interest income recognized for the three and six months ended December 31, 2013 and December 31, 2012:

	December 31, 2013	June 30, 2013
	(Dollars in Thousands)
Impaired loans with an allocated allowance:
Construction loans	$-	$701
Home equity lines of credit	150	150
Impaired loans without an allocated allowance:
Land acquisition & development loans	-	280

Total impaired loans	$150	$1,131

Allocated allowance on impaired loans:
Construction loans	$-	$107
Home equity lines of credit	$15	$15

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(Dollars in Thousands)
Average impaired loans
Construction loans	$236	$701	$470	$701
Land acquisition & development loans	-	-	29	-
Home equity lines of credit	150	150	150	150

Total	$386	$851	$649	$851

Income recognized on impaired loans
Construction loans	$-	$-	$-	$-
Land acquisition & development loans	-	-	-	-
Home equity lines of credit	2	2	3	3

Total	$2	$2	$3	$3

Total nonaccrual loans as of December 31, 2013 and June 30, 2013 and the related interest income recognized for the three and six months ended December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013	June 30, 2013
	(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$476	$477
Construction	-	701
Land acquisition & development	-	280
Home equity lines of credit	150	150

Total	$626	$1,608

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$476	$73	$476	$178
Construction	236	1,056	470	1,054
Land acquisition & development	-	290	29	290
Home equity lines of credit	150	150	150	150

Total	$862	$1,569	$1,125	$1,672

Income that would have been recognized	$13	$25	$35	$52

Interest income recognized	$4	$6	$7	$47

Interest income foregone	$10	$22	$29	$31

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

The following tables include the recorded investment and number of modifications for modified loans, as of December 31, 2013 and 2012. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

For the Six Months Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(Dollars in Thousands)
Troubled debt restructurings:
Home equity lines of credit	-	$-	$-

Troubled debt restructurings that subsequently defaulted:
Home equity lines of credit	-	$-	$-

For the Three Months Ended
December 31, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(Dollars in Thousands)
Troubled debt restructurings:
Home equity lines of credit	-	$-	$-

Troubled debt restructurings that subsequently defaulted:
Home equity lines of credit	-	$-	$-

	For the Six Months Ended
	December 31, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(Dollars in Thousands)
Troubled debt restructurings:
Home equity lines of credit	-	$-	$-

Troubled debt restructurings that subsequently defaulted:
Home equity lines of credit	1	$150	$150

For the Three Months Ended
December 31, 2012

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(Dollars in Thousands)
Troubled debt restructurings:
Home equity lines of credit	-	$-	$-

Troubled debt restructurings that subsequently defaulted:
Home equity lines of credit	-	$-	$-

There is one previously modified TDR’s in default as of December 31, 2013.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at December 31, 2013, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2013 and June 30, 2013:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
December 31, 2013
First mortgage loans:
1 – 4 family dwellings	$14,845	$-	$-	$-	$476	$476	$15,321
Construction	2,899	-	-	-	-	-	2,899
Land acquisition & development	864	-	-	-	-	-	864
Multi-family dwellings	2,654	-	-	-	-	-	2,654
Commercial	5,035	-	-	-	-	-	5,035

Consumer Loans:
Home equity	837	-	-	-	-	-	837
Home equity lines of credit	1,921	-	-	-	150	150	2,071
Other	219	-	-	-	-	-	219

Commercial Loans	1,811	-	-	-	-	-	1,811

Obligations (other than securities and leases) of states and political subdivisions	-	-	-	-	-	-	-

	$31,085	$-	$-	$-	$626	$626	31,711

Less: Deferred loan fees							(21)
Allowance for loan loss							(220)

Net Loans Receivable							$31,470

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
June 30, 2013
First mortgage loans:
1 – 4 family dwellings	$13,089	$45	$-	$-	$477	$522	$13,611
Construction	1,845	-	-	-	701	701	2,546
Land acquisition & development	1,127	-	-	-	280	280	1,407
Multi-family dwellings	2,780	-	-	-	-	-	2,780
Commercial	5,787	-	-	-	-	-	5,787

Consumer Loans:
Home equity	1,085	-	-	-	-	-	1,085
Home equity lines of credit	1,906	-	-	-	150	150	2,056
Other	180	-	-	-	-	-	180

Commercial Loans	1,884	6	-	-	-	6	1,890

Obligations (other than securities and leases) of states and political subdivisions	500	-	-	-	-	-	500

	$30,183	$51	$-	$-	$1,608	$1,659	31,842

Less: Deferred loan fees							(4)
Allowance for loan loss							(307)

Net Loans Receivable							$31,531

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended December 31, 2013. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables presents the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at December 31, 2013 and June 30, 2013.

	December 31, 2013
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of States and Political Subdivisions

	(Dollars in Thousands)

Pass	$2,899	$291	$2,654	$5,035	$1,810	$-
Special Mention	-	-	-	-	-	-
Substandard	-	573	-	-	1	-
Doubtful	-	-	-	-	-	-

Ending Balance	$2,899	$864	$2,654	$5,035	$1,811	$-

	June 30, 2013
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of States and Political Subdivisions

	(Dollars in Thousands)

Pass	$1,845	$1,127	$2,780	$5,787	$1,889	$500
Special Mention	-	-	-	-	-	-
Substandard	701	280	-	-	1	-
Doubtful	-	-	-	-	-	-

Ending Balance	$2,546	$1,407	$2,780	$5,787	$1,890	$500

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended December 31, 2013 and June 30, 2013.

	December 31, 2013

	1 – 4 Family	Consumer

	(Dollars in Thousands)

Performing	$14,845	$2,977
Non-performing	476	150

Total	$15,321	$3,127

	June 30, 2013

	1 – 4 Family	Consumer

	(Dollars in Thousands)

Performing	$13,134	$3,171
Non-performing	477	150

Total	$13,611	$3,321

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

The Company had no unallocated loss allowance balance at December 31, 2013.

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

The following tables present the activity in the allowance for loan losses for the three and six month periods ended December 31, 2013 and 2012.

	As of December 31, 2013
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2013	$50	$130	$8	$14	$55	$52	$10	$319
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	14	(110)	2	-	(4)	-	(1)	(99)

Ending ALLL Balance at December 31, 2013	$64	$20	$10	$14	$51	$52	$9	$220

	As of December 31, 2013
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2013	$47	$117	$8	$14	$57	$53	$11	$307
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	17	(97)	2	-	(6)	(1)	(2)	(87)

Ending ALLL Balance at December 31, 2013	$64	$20	$10	$14	$51	$52	$9	$220

	As of December 31, 2012
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2012	$27	$142	$16	$25	$80	$57	$14	$361
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(1)	(19)	-	-	(3)	(1)	(1)	(25)

Ending ALLL Balance at December 31, 2012	$26	$123	$16	$25	$77	$56	$13	$336

	As of December 31, 2012
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2012	$73	$122	$21	$26	$76	$53	$14	$385
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(47)	1	(5)	(1)	1	3	(1)	(49)

Ending ALLL Balance at December 31, 2012	$26	$123	$16	$25	$77	$56	$13	$336

The following tables summarize the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2013 and June 30, 2013.

	As of December 31, 2013
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Individually evaluated for impairment	$-	$-	$-	$-	$-	$15	$-	$-
Collectively evaluated for impairment	64	20	10	14	51	37	9	220

	$64	$20	$10	$14	$51	$52	$9	$220

	As of June 30, 2013
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Individually evaluated for impairment	$-	$107	$-	$-	$-	$15	$-	$107
Collectively evaluated for impairment	47	10	8	14	57	38	11	200

	$47	$117	$8	$14	$57	$53	$11	$307

10.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of December 31, 2013 and June 30, 2013, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2013
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$-	$53,471	$-	$53,471
Foreign debt securities (1)	-	2,110	-	2,110

	$-	$55,581	$-	$55,581

	June 30, 2013
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$-	$73,465	$-	$73,465
Foreign debt securities (1)	-	3,721	-	3,721

	$-	$77,186	$-	$77,186

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

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

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair values as of December 31, 2013 and June 30, 2013, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2013
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$135	$135

Total	$-	$-	$135	$135

	June 30, 2013
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$-	$-	$1,024	$1,024

Total	$-	$-	$1,024	$1,024

For Level III assets measured at fair value on a recurring and non-recurring basis as of December 31, 2013 and June 30, 2013, the significant observable inputs used in the fair value measurements were as follows:

	Fair Value at
	December 31, 2013	June 30, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

	(Dollars in Thousands)

Impaired loans	$135	$1,024	Appraisal of collateral(1)	Discounted appraisal(2)	0%/0%

When evaluating the value of the collateral on impaired loans, the Company will consider the age of the most current appraisal, and may discount the appraised value from 1.0% to 15.0%.

The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation model for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly.

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions. The range and weighted average of appraisal adjustments are presented as a percentage of the appraisals.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	December 31, 2013
	Carrying Amount	Fair Value	Level I	Level II	Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$1,821	$1,821	$1,821	$-	$-
Certificates of deposit	598	598	598	-	-
Investment securities – available for sale	55,581	55,581	-	55,581	-
Investment securities – held to maturity	18,163	18,137	-	18,137	-
Mortgage-backed securities – held to maturity:
Agency	191,183	192,374	-	192,374	-
Private-label	2,773	3,232	-	-	3,232
Net loans receivable	31,470	32,443	-	-	32,443
Accrued interest receivable	955	955	955	-	-
FHLB stock	6,068	6,068	6,068	-	-
Bank owned life insurance	4,062	4,062	4,062	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$16,629	$16,629	$16,629	$-	$-
NOW accounts	21,539	21,539	21,539	-	-
Savings accounts	42,539	42,539	42,539	-	-
Money market accounts	23,142	23,142	23,142	-	-
Certificates of deposit	37,013	37,002	-	-	37,002
Advance payments by borrowers for taxes and insurance	424	424	424	-	-
FHLB long-term advances	17,500	18,438	-	-	18,438
FHLB short-term advances	122,054	122,054	122,054	-	-
Accrued interest payable	223	223	223	-	-

	June 30, 2013
	Carrying Amount	Fair Value	Level I	Level II	Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$1,927	$1,927	$1,927	$-	$-
Certificates of deposit	598	598	598	-	-
Investment securities – available for sale	77,186	77,186	-	77,186	-
Investment securities – held to maturity	26,420	26,956	-	26,956	-
Mortgage-backed securities – held to maturity:
Agency	135,621	135,733	-	135,733	-
Private-label	3,647	4,265	-	109	4,156
Net loans receivable	31,531	33,194	-	-	33,194
Accrued interest receivable	1,371	1,371	1,371	-	-
FHLB stock	5,682	5,682	5,682	-	-
Bank owned life insurance	4,026	4,026	4,026	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$14,911	$14,911	$14,911	$-	$-
NOW accounts	20,654	20,654	20,654	-	-
Savings accounts	41,808	41,808	41,808	-	-
Money market accounts	23,772	23,772	23,772	-	-
Certificates of deposit	38,829	38,885	-	-	38,885
Advance payments by borrowers for taxes and insurance	550	550	550	-	-
FHLB long-term advances	17,500	18,525	-	-	18,525
FHLB short-term advances	96,712	96,712	96,712	-	-
Accrued interest payable	210	210	210	-	-

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

Bank Owned Life Insurance (“BOLI”)

The fair value of BOLI at December 31, 2013 and June 30, 2013 approximated the cash surrender value of the policies at these dates.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2013.

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

FINANCIAL CONDITION

The Company’s assets totaled $314.0 million at December 31, 2013, as compared to $287.6 million at June 30, 2013. The $26.4 million or 9.2% increase in total assets was primarily comprised of a $54.7 million increase in mortgage-backed securities – held to maturity, a $2.1 million increase in bank owned life insurance, and a $386 thousand increase in Federal Home Loan Bank (“FHLB”)Stock which were partially offset by a $21.6 million decrease in investment securities available for sale, a $8.3 million decrease in investment securities held to maturity, a $416 thousand decrease in accrued interest receivable, a $189 thousand decrease in deferred tax assets, and a $106 thousand decrease in cash and cash equivalents. The increase in mortgage-backed securities held to maturity was primarily due to purchases of floating-rate U.S. Government agency CMO’s totaling $67.0 million, which were partially offset by repayments on floating-rate U.S. Government agency CMO’s and floating-rate private-label CMO’s totaling $11.4 million and $1.1 million, respectively. The mortgage-backed securities purchased were primarily used to offset maturities and early calls of securities in the investment portfolio and to bolster interest revenue. The increase in FHLB stock was due to an increase in FHLB short-term advances. The decrease in investment securities available for sale was primarily due to maturities and early redemptions of investment-grade corporate bonds and U.S. dollar denominated investment-grade foreign bonds totaling $17.6 million and $1.5 million, respectively. The decrease in investment securities held to maturity was primarily due to maturities and early redemptions of investment-grade corporate bonds and U.S. dollar denominated investment-grade foreign bonds totaling $9.4 million and $2.0 million, respectively. See “Asset and Liability Management”.

The Company’s total liabilities increased $26.0 million or 10.2% to $281.7 million as of December 31, 2013 from $255.7 million as of June 30, 2013. The $26.0 million increase in total liabilities was primarily comprised of a $25.3 million or 26.2% increase in short-term FHLB advances and a $762 thousand or 0.5% increase in total savings deposits, which were partially offset by a $122 thousand or 15.2% decrease in other liabilities. The increase in FHLB short-term advances was primarily a result of funding needs for the purchase of mortgage-backed securities. The increase in total deposits was primarily attributable to increases in non-interest bearing accounts, NOW accounts and savings accounts of $1.7 million, $885 thousand, and $731 thousand, respectively, which were partially offset by decreases in time deposits, money market accounts and advance payments by borrowers real estate taxes of $1.8 million, $630 thousand, and $126 thousand, respectively. See also “Asset and Liability Management”.

Total stockholders’ equity increased $462 thousand or 1.5% to $32.3 million as of December 31, 2013, from $31.8 million as of June 30, 2013. The increase was primarily attributable to Company net income of $443 thousand and other comprehensive income totaling $177 thousand for the six months ended December 31, 2013, which were partially offset by cash dividends totaling $165 thousand. The other comprehensive income was primarily attributable to a $169 thousand (net of tax effect) reversal of unrealized holding losses on three private-label CMO’s with previously identified OTTI, and an $8 thousand (net of tax effect) of unrealized holding gains on the Company’s available for sale investment portfolio.

RESULTS OF OPERATIONS

General.   WVS reported net income of $233 thousand or $0.11 earnings per share (basic and diluted), and $443 thousand or $0.22 earnings per share (basic and diluted) for the three and six months ended December 31, 2013, respectively. Net income decreased by $92 thousand or 28.3% and earnings per share (basic and diluted) decreased $0.05 or 31.2% for the three months ended December 31, 2013, when compared to the same period in 2012. The decrease in net income for the three months ended December 31, 2013 was primarily attributable to a $120 thousand decrease in net interest income, a $79 thousand decrease in non-interest income, and a $45 thousand increase in non-interest expense, which were partially offset by a $74 thousand increase in credit provisions for loan losses, and a $78 thousand decrease in income tax expense. For the six months ended December 31, 2013, net income decreased $268 thousand, or 37.7% and earnings per share (basic and diluted) decreased $0.13 or 37.1%, when compared to the same period in 2012. The decrease in net income for the six months ended December 31, 2013, was primarily attributable to a $306 thousand decrease in net interest income, and a $73 thousand decrease in non-interest income, which were partially offset by a $45 thousand decrease in income tax expense, a $38 thousand increase in credit provisions for loan losses, and a $28 thousand decrease in non-interest expense.

Net Interest Income.  The Company’s net interest income decreased by $120 thousand or 10.1% for the three months ended December 31, 2013, when compared to the same period in 2012. The decrease in net interest income is attributable to a $130 thousand decrease in interest income, which was partially offset by a $10 thousand decrease in interest expense. The decrease in interest income was primarily due to lower average balances of investment securities and loans outstanding, and lower yields earned on the Company’s loan and investment portfolio for the quarter ended December 31, 2013, which were partially offset by higher average balances of mortgage-backed securities, when compared to the same period in 2012. The decrease in interest expense was primarily attributable to lower rates paid on the Company’s deposits, which were partially offset by higher average balances of time deposits during the quarter ended December 31, 2013, when compared to the same period in 2012. For the six months ended December 31, 2013, net interest income decreased $306 thousand or 12.6% when compared to the same period in 2012. The decrease in net-interest income was primarily attributable to a $344 thousand decrease in interest income, which was partially offset by a $38 thousand decrease in interest expense. The decrease in interest income was primarily due to lower average balances of investment securities and loans outstanding, and lower yields earned on the Company’s loan and investment portfolios for the six months ended December 31, 2013, which were partially offset by higher average balances of mortgage-backed securities, when compared to the same period in 2012. The decrease in interest expense was primarily attributable to lower rates paid on the Company’s deposits, which were partially offset by higher average balances of time deposits during the six months ended December 31, 2013, when compared to the same period in 2012.

Interest Income.  Interest income on net loans receivable decreased $134 thousand or 24.4%, and $306 thousand or 27.0% for the three and six months ended December 31, 2013, respectively, when compared to the same periods in 2012. The decrease for the three months ended December 31, 2013 was primarily attributable to a $3.5 million decrease in the average balance of net loans receivable outstanding, and a decrease of 98 basis points in the weighted average yield earned on net loans receivable for the three months ended December 31, 2013, when compared to the same period in 2012. The decrease in the average balance of loans outstanding was primarily attributable to lower construction loans outstanding, payoffs on non-accrual loans, and repayments on performing loans in excess of originations. The decrease in the yield on loans was primarily attributable to payoffs of higher yielding construction loans. The decrease for the six months ended December 31, 2013, was primarily attributable to a $4.4 million decrease in the average balance of net loans receivable outstanding, and a 104 basis point decrease in the weighted average yield earned on net loans receivable for the six months ended December 31, 2013, when compared to the same period in 2012. The six months ended December 31, 2012 also included collection of past due interest and late charges on one non-accrual loan of approximately $36 thousand, as compared to $0 for the same period in 2013.

Interest income on investment securities decreased $351 thousand or 46.9% and $632 thousand or 41.4% for the three and six months ended December 31, 2013, respectively, when compared to the same periods in 2012. The decrease for the three months ended December 31, 2013 was primarily attributable to a $73.7 million decrease in the average balance of investment securities outstanding, which was partially offset by a 4 basis point increase in the weighted average yield on investment securities, when compared to the same period in 2012. The decrease for the six months ended December 31, 2013 was primarily attributable to a $67.6 million decrease in the average balance of investment securities outstanding, which was partially offset by an 8 basis point increase in the weighted average yield on investment securities, when compared to the same period in 2012.

Interest income on FDIC insured bank certificates of deposit increased $1 thousand or 50.0% and $1 thousand or 25.0% for the three and six months ended December 31, 2013, respectively, when compared to the same periods in 2012. The increase for the three months ended December 31, 2013 was primarily attributable to an 87 basis point increase in the weighted average yield earned, which was partially offset by a $105 thousand decrease in the average portfolio balance of certificates of deposit, when compared to the same period in 2012. The increase for the six months ended December 31, 2013 was primarily attributable to a 64 basis point increase in the weighted average yield earned, which was partially offset by a $176 thousand decrease in the average portfolio balance of certificates of deposit, when compared to the same period in 2012. The certificates have remaining maturities ranging from eight to one hundred twelve months. Due to decreases in market yields in this investment sector, the Company has decided to limit reinvestments in certificates of deposit and to redeploy maturities and early issuer redemptions to other investment portfolio segments.

Interest income on mortgage-backed securities increased $341 thousand or 138.1% and $568 thousand or 115.0% for the three and six months ended December 31, 2013, respectively, when compared to the same periods in 2012. The increase for the three months ended December 31, 2013 was primarily attributable to a $100.3 million increase in the average balance of U.S. Government agency mortgage-backed securities outstanding, a 16 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, and a 9 basis point increase in the weighted average yield earned on private-label mortgage-backed securities, which were partially offset by a $3.8 million decrease in the average balance of private-label mortgage-backed securities outstanding, for the three months ended December 31, 2013, when compared to the same period in 2012. The increase for the six months ended December 31, 2013 was primarily attributable to a $90.7 million increase in the average balance of U.S. Government agency mortgage-backed securities outstanding, a 3 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, and a 16 basis point increase in the weighted average yield earned on private-label mortgage-backed securities, which were partially offset by a $4.9 million decrease in the average balance of private-label mortgage-backed securities outstanding for the six months ended December 31, 2013, when compared to the same period in 2012. The decrease in the average balances of private-label mortgage-backed securities during the three and six months ended December 31, 2013 was attributable to principal paydowns of private-label mortgage-backed securities during the periods. The increase in the average balance of U.S. Government agency mortgage-backed securities for the three and six months ended December 31, 2013, was primarily attributable to purchases of U.S. Government agency mortgage-backed securities totaling $37.8 million and $67.0 million, respectively, during the three and six months, which was partially offset by repayments of $4.1 million and $11.4 million, respectively, on the U.S. Government agency mortgage-backed securities portfolio, during the three and six months ended December 31, 2013. The mortgage-backed securities purchased during both periods were primarily used to offset maturities and early calls of securities within the investment portfolio and to bolster interest revenue.

Interest income on FHLB stock increased $13 thousand or 162.5%, and $25 thousand or 250.0% for the three and six months ended December 31, 2013, respectively, when compared to the same periods in 2012. The increase in dividends on FHLB stock for the three months ended December 31, 2013 was attributable to a 121 basis point increase in the yield earned on FHLB stock, which was partially offset by a

$1.4 million decrease in the average balance of FHLB stock held during the three months ended December 31, 2013, when compared to the same period in 2012. The increase in dividends on FHLB stock for the six months ended December 31, 2013 was attributable to a 103 basis point increase in the yield earned on FHLB stock, which was partially offset by a $1.4 million decrease in the average balance of FHLB stock held during the six months ended December 31, 2013, when compared to the same period in 2012.

Interest Expense.    Interest expense on deposits and escrows decreased $11 thousand or 11.0% and $40 thousand or 19.2% for the three and six months ended December 31, 2013, when compared to the same periods in 2012. The decrease in interest expense on deposits for the three months ended December 31, 2013 was primarily attributable to a 31 basis point decrease in the weighted average rate paid on time deposits, a 3 basis point decrease in the weighted average rate paid on savings accounts, and a 3 basis point decrease in the weighted average rate paid on money market accounts, which was partially offset by a $21.8 million increase in the average balance of time deposits for the three months ended December 31, 2013, when compared to the same period in 2012. The decrease in interest expense on deposits for the six months ended December 31, 2013 was primarily attributable to a 28 basis point decrease in the weighted average rate paid on time deposits, a 4 basis point decrease in the weighted average rate paid on money market accounts, and a 2 basis point decrease in the weighted average rate paid on savings accounts, which was partially offset by a $10.3 million increase in the average balance of time deposits for the six months ended December 31, 2013, when compared to the same period in 2012.

Interest paid on FHLB advances increased $1 thousand or 0.4% and $2 thousand or 0.4% for the three and six months ended December 31, 2013, respectively, when compared to the same periods in 2012. The increase for the three months ended December 31, 2013 was primarily attributable to a 2 basis point decrease in the weighted average rate paid on FHLB short-term advances, which were partially offset by a $6.7 million decrease in the average balance of FHLB short-term advances for the three months ended December 31, 2013, when compared to the same period in 2012. The increase for the six months ended December 31, 2013, was primarily attributable to a $560 thousand increase in the average balance of short-term FHLB advances, for the six months ended December 31, 2013.

Provision for Loan Losses.    A provision for loan losses is charged to earnings (while credit provision for loan losses are accretive to earnings) to maintain the total allowance at a level considered adequate by management to absorb potential losses in the portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio considering past experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Credit provisions for loan losses increased $74 thousand and $38 thousand for the three and six months ended December 31, 2013, respectively, when compared to the same periods in 2012. The increase in the credit provisions for loan losses for both the three and six months ended December 31, 2013, were primarily attributable to higher payoffs on non-performing loan balances during the three and six months ended December 31, 2013, when compared to the same periods in 2012. At December 31, 2013, the Company’s total allowance for loan losses amounted to $220 thousand or 0.7% of the Company’s total loan portfolio, as compared to $307 thousand or 1.0% at June 30, 2013. At December 31, 2013, the Company’s non-performing loans totaled $625 thousand as compared to $1.6 million at June 30, 2013.

Non-Interest Income.    Non-interest income decreased by $79 thousand or 35.1% and $73 thousand or 20.5% for the three and six months ended December 31, 2013, respectively, when compared to the same periods in 2012. The decrease for the three months ended December 31, 2013 was primarily attributable to the absence of a $117 thousand recognized gain on the sale of other real-estate owned, which was partially offset by a $40 thousand increase in earnings on bank-owned life insurance, and an $8 thousand increase in mortgage loan correspondent fee income for the three months ended December 31, 2013, when compared to the same period in 2012. The decrease for the six months ended December 31, 2013 was primarily attributable to the absence of a $117 thousand recognized gain on the sales of other real-estate owned, which was partially offset by a $67 thousand increase in earnings on bank-owned life insurance during the six months ended December 31, 2013, when compared to the same period in 2012.

Non-Interest Expense.    Non-interest expense increased $45 thousand or 4.9% and decreased $28 thousand or 1.5% for the three and six months ended December 31, 2013, respectively, when compared to the same periods in 2012. The increase for the three months ended December 31, 2013 was principally attributable to a $41 thousand increase in employee related expense, and a $5 thousand increase in Federal Deposit Insurance Corporation (FDIC) deposit insurance expense, when compared to the same period in 2012. The decrease for the six months ended December 31, 2013 was primarily attributable to a $65 thousand decrease in charitable contributions eligible for Pennsylvania tax credits, a $23 thousand decrease in provisions for losses on off-balance sheet (loan origination commitments), and a $7 thousand decrease in other real estate owned expenses, which were partially offset by a $59 thousand increase in employee related expenses, a $16 thousand increase in FDIC deposit insurance expenses, and a $13 thousand increase in equipment depreciation expense during the six months ended December 31, 2013, when compared to the same period in 2012.

Income Tax Expense.  Income tax expense decreased $78 thousand and $45 thousand for the three and six months ended December 31, 2013, respectively, when compared to the same periods in 2012. The decrease for the three and six months ended December 31, 2013 was primarily due to lower levels of taxable income, and Pennsylvania educational improvement tax credits utilized during the three and six months ended December 31, 2013, when compared to the same periods in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.8 million during the six months ended December 31, 2013. Net cash provided by operating activities was primarily comprised of Company net income of $443 thousand, $1.1 million of amortization of investment premiums, a $189 thousand decrease in deferred income taxes, a $416 thousand decrease in accrued interest receivable, and $59 thousand of depreciation expense, which were partially offset by a $91 thousand increase in prepaid/accrued income taxes, an $87 thousand credit provision for loan losses, and $62 thousand in earnings on bank-owned life insurance.

Funds used for investing activities totaled $27.9 million during the six months ended December 31, 2013. Primary uses of funds during the six months ended December 31, 2013 included purchases of mortgage-backed securities held to maturity totaling $67.0 million, purchases of investment securities held to maturity totaling $2.0 million, the purchase of bank-owned life insurance totaling $2.0 million, net purchases of FHLB stock totaling $386 thousand and purchases of fixed assets totaling $31 thousand. Primary sources of funds during the six months ended December 31, 2013 included proceeds from investment securities in the available for sale portfolio totaling $20.6 million, proceeds from mortgage-backed and investment securities in the held-to-maturity portfolio totaling $12.6 million and $10.2 million, respectively, and $145 thousand of net loan repayments. The mortgage-backed securities purchased were primarily used to offset maturities and early calls of securities in the investment portfolio and to bolster interest revenue.

Funds provided by financing activities totaled $25.9 million for the six months ended December 31, 2013. The primary sources included a $25.3 million increase in FHLB short-term borrowings, and a $2.7 million increase in transaction and savings accounts, which were partially offset by a $1.8 million decrease in retail certificates of deposit, $165 thousand in cash dividends paid on the Company’s common stock, and a $126 thousand decrease in escrow accounts. The $25.3 million increase in FHLB short-term borrowings was primarily a result of funding needs for the purchase of mortgage-backed securities. Management believes that a significant portion of our local maturing deposits will remain with the Company.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at December 31, 2013 totaled $28.6 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At December 31, 2013, there were no approved loan commitments outstanding. At the same date, commitments under unused lines of credit amounted to $5.4 million and the unadvanced portion of construction loans approximated $3.2 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $55.6 million at December 31, 2013. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On January 27, 2014, the Company’s Board of Directors declared a cash dividend of $0.04 per share payable February 20, 2014, to shareholders of record at the close of business on February 10, 2014. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of December 31, 2013, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $32.9 million or 24.7% and $33.1 million or 24.9%, respectively, of total risk-weighted assets, and Tier I leverage capital of $32.9 million or 10.7% of average quarterly assets.

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

The Company’s nonperforming assets at December 31, 2013 totaled $625 thousand or 0.2% of total assets as compared to $1.6 million or 0.6% of total assets at June 30, 2013. Nonperforming assets at December 31, 2013 consisted of: three single-family real estate loans totaling $476 thousand, and one home equity line of credit totaling $150 thousand. The loans are in various stages of collection activity.

The $983 thousand decrease in nonperforming assets during the six months ended December 31, 2013 was primarily attributable to the payoff of one non-accrual single-family construction loan totaling $701 thousand, and the sale of a non-accrual land loan totaling $280 thousand.

During the three and six months ended December 31, 2013, the Company collected $4 thousand and $7 thousand, respectively, of interest income on non-accrual loans. Approximately $13 thousand and $35 thousand of interest income would have been recorded during the three and six months ended December 31, 2013, on non-accrual loans if such loans had been current according to the original loan agreements for the entire periods. These amounts were not included in the Company’s interest income for the three and six months ended December 31, 2013. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

The Federal Open Market Committee (“Committee” or “FOMC”) issued press releases in December 2013 and January 2014 which announced the Committee’s current assessments of the U.S. economy and the FOMC’s decision to reduce (or “taper”) its anticipated volumes of securities purchases.

On December 18, 2013 the FOMC’s press release noted improvement in several macroeconomic measures including economic growth, labor market conditions, an improvement in the unemployment rate, household spending, and business investment. The FOMC also noted that inflation was running at a rate below the Committee’s longer-run objective, but that longer-term inflation expectations remained stable.

The Committee announced that beginning in January 2014, the Committee will add to its holdings of agency mortgage-backed securities at a pace of $35 billion per month rather than $40 billion per month, and will add to its holdings of longer-term Treasury securities at a pace of $40 billion per month rather than $45 billion per month. The Committee is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction.

On January 29, 2014, the FOMC’s press release indicated that information received since the Federal Open Market Committee met in December 2013 indicates that growth in economic activity picked up in recent quarters. Labor market indicators were mixed but on balance showed further improvement. The unemployment rate declined but remains elevated. Household spending and business fixed investment advanced more quickly in recent months, while the recovery in the housing sector slowed somewhat. Fiscal policy is restraining economic growth, although the extent of restraint is diminishing. Inflation has been running below the Committee’s longer-run objective, but longer-term inflation expectations have remained stable.

The Committee continues to see the improvement in economic activity and labor market conditions over that period as consistent with growing underlying strength in the broader economy. In light of the cumulative progress toward maximum employment and the improvement in the outlook for labor market conditions, the Committee decided to make a further measured reduction in the pace of its asset purchases.

Beginning in February 2014, the Committee will add to its holdings of agency mortgage-backed securities at a pace of $30 billion per month rather than $35 billion per month, and will add to its holdings of longer-term Treasury securities at a pace of $35 billion per month rather than $40 billion per month. The Committee is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction.

The Committee’s sizable and still-increasing holdings of longer-term securities should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery and help to ensure that inflation, over time, is at the rate most consistent with the Committee’s dual mandate.

The Committee will closely monitor incoming information on economic and financial developments in coming months and will continue its purchases of Treasury and agency mortgage-backed securities, and employ its other policy tools as appropriate, until the outlook for the labor market has improved substantially in a context of price stability. If incoming information broadly supports the Committee’s expectation of ongoing improvement in labor market conditions and inflation moving back toward its longer-run objective, the Committee will likely reduce the pace of asset purchases in further measured steps at future meetings. However, asset purchases are not on a preset course, and the Committee’s decisions about their pace will remain contingent on the Committee’s outlook for the labor market and inflation as well as its assessment of the likely efficacy and costs of such purchases.

To support continued progress toward maximum employment and price stability, the Committee reaffirmed its view that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the asset purchase program ends and the economic recovery strengthens. The Committee also reaffirmed its expectation that the current exceptionally low target range for the federal funds rate of 0 to 1/4 percent will be appropriate at least as long as the unemployment rate remains above 6-1/2 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the Committee’s 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored. In determining how long to maintain a highly accommodative stance of monetary policy, the Committee will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. The Committee continues to anticipate, based on its assessment of these factors, that it likely will be appropriate to maintain the current target range for the federal funds rate well past the time that the unemployment rate declines below 6-1/2 percent, especially if projected inflation continues to run below the Committee’s 2 percent longer-run goal. When the Committee decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2 percent.

During the six months ended December 31, 2013, the Company continued to adjust its asset/liability management tactics in two ways. First, the Company increased total assets by about $26.4 million while continuing to manage its Tier 1 capital. The primary segments of asset growth for the six months ended December 31, 2013 were: mortgage-backed securities – held to maturity, $54.7 million, which was partially offset by decreases in investment securities available for sale - $21.6 million, and investment securities – held to maturity - $8.3 million. Second, we increased Tier 1 capital primarily through earnings retention. We anticipate growing our asset base to the range of $325 - $350 million for calendar year 2014, subject to economic and market conditions.

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

The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at quarter ends beginning in June 30, 2007, and extending through December 31, 2013. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive
December 31, 2010	0.00% to 0.25%	0.61%	3.30%	Positive
March 31, 2011	0.00% to 0.25%	0.80%	3.46%	Positive
June 30, 2011	0.00% to 0.25%	0.45%	3.18%	Positive
September 30, 2011	0.00% to 0.25%	0.25%	1.92%	Positive
December 31, 2011	0.00% to 0.25%	0.25%	1.89%	Positive
March 31, 2012	0.00% to 0.25%	0.33%	2.23%	Positive
June 30, 2012	0.00% to 0.25%	0.33%	1.67%	Positive
September 30, 2012	0.00% to 0.25%	0.23%	1.65%	Positive
December 31, 2012	0.00% to 0.25%	0.24%	1.85%	Positive
March 31, 2013	0.00% to 0.25%	0.25%	1.87%	Positive
June 30, 2013	0.00% to 0.25%	0.36%	2.52%	Positive
September 30, 2013	0.00% to 0.25%	0.33%	2.64%	Positive
December 31, 2013	0.00% to 0.25%	0.30%	2.84%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment and mortgage-backed securities portfolios for the six months ended December 31, 2013, totaled $7.3 million, $30.8 million, and $12.6 million, respectively. Despite stagnant global interest rates and Treasury yields the Company continued to grow its balance sheet and used proceeds from maturities and Corporate calls of bonds, repayments on its mortgage-backed securities, and borrowings to purchase U.S. Government agency bonds, and U.S. Government agency CMO’s.

During the six months ended December 31, 2013, the Company increased its portfolio of: single-family mortgages by approximately $1.7 million, and construction loans by $353 thousand, which were partially offset by a $743 thousand decrease in land acquisition and development loans, a $752 thousand decrease in commercial real estate loans, and a $126 thousand decrease in multi-family real estate loans. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank’s market area. We expect that the housing market will continue to be weak throughout fiscal 2014. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans (primarily on residential properties), and commercial loans on business assets to partially increase interest income while limiting credit and interest rate risk. The Company has also offered higher yielding commercial and small business loans to existing customers and seasoned prospective customers.

During the six months ended December 31, 2013, principal investment purchases were comprised of: floating rate U.S. Government agency CMO’s - $67.0 million with a weighted average yield of 1.89%. The Company also purchased $2.0 million of callable U.S. Government agency multiple step-up bonds with initial lock out period of 6 months and with a weighted average yield to first call of 2.01% and a weighted average yield to maturity of 4.43%. Single step-up bonds have one “step” or increase in coupon. Multiple step-up bonds have more than one “step” or increase in coupon. All of the purchases were classified as held to maturity for accounting purposes. The Company believes that the purchases will earn a return above the Company’s cost of funds.

Major investment proceeds received during the six months ended December 31, 2013 were: investment grade corporate bonds - $20.8 million with a weighted average yield of approximately 1.87%; investment grade corporate utility first mortgage bonds - $6.2 million with a weighted average yield of 5.33%; and investment grade U.S. dollar denominated foreign corporate bonds - $3.5 million with a weighted average yield of 3.72%.

As of December 31, 2013, the implementation of these asset and liability management initiatives resulted in the following:

1)

$201.7 million or 64.2% of the Company’s assets were comprised of floating rate investment and mortgage-backed securities. Of this $201.7 million, approximately $194.0 million float on a monthly basis based upon changes in the one-month London Interbank Offered Rate (LIBOR) and about $7.7 million reprice on a quarterly basis based upon the three-month LIBOR.

2)

$194.0 million or 72.5% of the Company’s total investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

3)

$53.9 million or 20.1% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less - $9.2 million or 17.2%; 3 – 12 months - $20.3 million or 37.7%; 1 – 2 years - $18.1 million or 33.5%; 2 – 3 years - $2.6 million or 4.8% and 3 – 5 years - $3.7 million or 6.8%;

4)

$12.0 million or 4.5% of the Company’s investment portfolio was comprised of callable U.S. Government Agency multiple step-up bonds which are callable in less than 3 months. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

5)	$55.6 million or 17.7% of the Company’s assets were comprised of investment securities classified as available for sale;
6)	An aggregate of $14.0 million or 41.0% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months; and
7)

The maturity distribution of the Company’s borrowings is as follows: 3 months or less - $122.1 million or 87.5%; 3 – 12 months - $5.0 million or 3.6%; 2 – 3 years - $2.5 million or 1.8%; and over 3 years - $10.0 million or 7.1%.

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

	December 31, 2013	June 30,
		2013	2012
		(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$256,290	$236,125	$180,617
Interest-bearing liabilities maturing or repricing within one year	213,904	188,841	165,879

Interest sensitivity gap	$42,386	$47,284	$14,738

Interest sensitivity gap as a percentage of total assets	13.50%	16.44%	5.39%
Ratio of assets to liabilities maturing or repricing within one year	119.82%	125.04%	108.88%

During the six months ended December 31, 2013, the Company managed its one-year interest sensitivity gap by: (1) purchasing $67.0 million of floating-rate U.S. Government agency CMO’s which reprice monthly; (2) increasing by approximately $25.3 million the Company’s borrowings that mature within one year. All of the referenced purchases were designated as held to maturity for accounting purposes. At December 31, 2013, investments available for sale totaled $55.6 million or 17.7% of total assets.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at December 31, 2013. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$58,372	$47,092	$40,198	$44,680	$50,543	$37,753	$26,974
% of Total Assets	18.6%	15.0%	12.8%	14.2%	16.1%	12.0%	8.6%
Base Case Up 100 bp
Cumulative Gap ($’s)	$58,568	$47,463	$40,823	$45,666	$51,528	$38,884	$26,974
% of Total Assets	18.7%	15.1%	13.0%	14.5%	16.4%	12.4%	8.6%
Base Case No Change
Cumulative Gap ($’s)	$58,841	$48,257	$42,386	$48,250	$54,383	$41,225	$26,974
% of Total Assets	18.7%	15.4%	13.5%	15.4%	17.3%	13.1%	8.6%
Base Case Down 100 bp
Cumulative Gap ($’s)	$59,502	$49,220	$43,825	$50,180	$56,469	$42,891	$26,974
% of Total Assets	18.9%	15.7%	14.0%	16.0%	18.0%	13.7%	8.6%
Base Case Down 200 bp
Cumulative Gap ($’s)	$59,749	$49,669	$44,559	$51,156	$57,380	$43,461	$26,974
% of Total Assets	19.0%	15.8%	14.2%	16.3%	18.3%	13.8%	8.6%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2013. This analysis was done assuming that the interest-earning assets will average approximately $321 million and $343 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at December 31, 2013. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	December 31, 2014					December 31, 2015
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-2.5%	-1.3%	-	2.6%	4.3%	-6.7%	-3.7%	-	6.3%	10.5%
Return on average equity	3.55%	3.67%	3.79%	4.03%	4.20%	4.01%	4.31%	4.68%	5.31%	5.73%
Return on average assets	0.35%	0.36%	0.38%	0.40%	0.42%	0.38%	0.42%	0.45%	0.51%	0.56%
Market value of equity (in thousands)	$35,899	$36,779	$37,125	$36,540	$35,699

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at December 31, 2013. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2013.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$ 1,783
5.16%

Adjustable rate	$ 1,437
4.80%

Undisbursed lines of credit
Adjustable rate	$ 5,443
3.82%

Letters of credit
Adjustable rate	$ 312
4.25%

$ 8,975

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2013, the Savings Bank had four performance standby letters of credit outstanding totaling approximately $312 thousand. All four performance letters of credit are secured by developed property. The letters of credit will mature within eighteen months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations

ITEM 4.    CONTROLS AND PROCEDURES

As of December 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

During the quarter ended December 31, 2013, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

WVS FINANCIAL CORP.

February 13, 2014	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

February 13, 2014	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)