Form 10-Q/A
period 2013-12-31
WVS FINANCIAL CORP
filed 2014-03-04
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment to WVS Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 is to revise the amounts shown within the Analysis of Sensitivity to Changes in Market Interest Rates table, Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, page 49.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During the six months ended December 31, 2013, the Company continued to adjust its asset/liability management tactics in two ways. First, the Company increased total assets by about $26.4 million while continuing to manage its Tier 1 capital. The primary segments of asset growth for the six months ended December 31, 2013 were: mortgage-backed securities – held to maturity, $54.7 million, which was partially offset by decreases in investment securities available for sale – $21.6 million, and investment securities – held to maturity – $8.3 million. Second, we increased Tier 1 capital primarily through earnings retention. We anticipate growing our asset base to the range of $325 – $350 million for calendar year 2014, subject to economic and market conditions.

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

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment, and mortgage-backed securities portfolios for the six months ended December 31, 2013, totaled $7.3 million, $30.8 million, and $12.6 million, respectively. Despite stagnant global interest rates and Treasury yields the Company continued to grow its balance sheet and used proceeds from maturities and Corporate calls of bonds, repayments on its mortgage-backed securities, and borrowings to purchase U.S. Government agency bonds, and U.S. Government agency CMO’s.

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

During the six months ended December 31, 2013, principal investment purchases were comprised of: floating rate U.S. Government agency CMO’s – $67.0 million with a weighted average yield of 1.89%. The Company also purchased $2.0 million of callable U.S. Government agency multiple step-up bonds with initial lock out period of 6 months and with a weighted average yield to first call of 2.01% and a weighted average yield to maturity of 4.43%. Single step-up bonds have one “step” or increase in coupon. Multiple step-up bonds have more than one “step” or increase in coupon. All of the purchases were classified as held to maturity for accounting purposes. The Company believes that the purchases will earn a return above the Company’s cost of funds.

Major investment proceeds received during the six months ended December 31, 2013 were: investment grade corporate bonds – $20.8 million with a weighted average yield of approximately 1.87%; investment grade corporate utility first mortgage bonds – $6.2 million with a weighted average yield of 5.33%; and investment grade U.S. dollar denominated foreign corporate bonds – $3.5 million with a weighted average yield of 3.72%.

As of December 31, 2013, the implementation of these asset and liability management initiatives resulted in the following:

1)	$201.7 million or 64.2% of the Company’s assets were comprised of floating rate investment and mortgage-backed securities. Of this $201.7 million, approximately $194.0 million float on a monthly basis based upon changes in the one-month London Interbank Offered Rate (LIBOR) and about $7.7 million reprice on a quarterly basis based upon the three-month LIBOR.

2)	$194.0 million or 72.5% of the Company’s total investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

3)	$53.9 million or 20.1% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less – $9.2 million or 17.2%; 3 – 12 months – $20.3 million or 37.7%; 1 – 2 years – $18.1 million or 33.5%; 2 – 3 years – $2.6 million or 4.8% and 3 – 5 years – $3.7 million or 6.8%;

4)	$12.0 million or 4.5% of the Company’s investment portfolio was comprised of callable U.S. Government Agency multiple step-up bonds which are callable in less than 3 months. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

5)	$55.6 million or 17.7% of the Company’s assets were comprised of investment securities classified as available for sale;

6)	An aggregate of $14.0 million or 41.0% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months; and

7)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less – $122.1 million or 87.5%; 3 – 12 months – $5.0 million or 3.6%; 2 – 3 years – $2.5 million or 1.8%; and over 3 years – $10.0 million or 7.1%.

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

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	December 31, 2014					December 31, 2015
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-3.8%	-2.4%	—	15.5%	31.8%	-9.0%	-5.9%	—	16.3%	33.8%
Return on average equity	3.44%	3.57%	3.80%	5.27%	6.79%	3.90%	4.22%	4.82%	6.40%	8.01%
Return on average assets	0.34%	0.36%	0.38%	0.53%	0.69%	0.37%	0.41%	0.47%	0.63%	0.81%
Market value of equity (in thousands)	$35,899	$36,779	$37,125	$37,167	$37,014

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at December 31, 2013. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2013.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$1,783
5.16%

Adjustable rate	$1,437
4.80%

Undisbursed lines of credit
Adjustable rate	$5,443
3.82%

Letters of credit
Adjustable rate	$312
4.25%

$8,975

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

PART II – OTHER INFORMATION

ITEM 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q/A, and this list includes the Exhibit Index.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

March 4, 2014	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

March 4, 2014	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)