Form 10-Q
period 2014-03-31
WVS FINANCIAL CORP
filed 2014-05-15
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Shares outstanding as of May 15, 2014: 2,057,930 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	March 31, 2014	June 30, 2013
Assets
Cash and due from banks	$ 1,210	$ 1,603
Interest-earning demand deposits	248	324

Total cash and cash equivalents	1,458	1,927
Certificates of deposit	598	598
Investment securities available-for-sale (amortized cost of $40,077 and $77,067)	40,249	77,186
Investment securities held-to-maturity (fair value of $23,201 and $26,956)	22,991	26,420
Mortgage-backed securities held-to-maturity (fair value of $210,865 and $139,998)	208,775	139,268
Net loans receivable (allowance for loan losses of $225 and $307)	31,030	31,531
Accrued interest receivable	1,188	1,371
Federal Home Loan Bank stock, at cost	5,512	5,682
Premises and equipment, net	586	614
Bank owned life insurance	4,099	2,000
Deferred tax assets (net)	541	748
Other assets	180	231

TOTAL ASSETS	$ 317,207	$ 287,576

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 15,876	$ 14,911
NOW accounts	21,940	20,654
Savings accounts	43,578	41,808
Money market accounts	24,438	23,772
Certificates of deposit	35,890	38,829
Advance payments by borrowers for taxes and insurance	417	550

Total deposits	142,139	140,524
Federal Home Loan Bank advances: long-term	17,500	17,500
Federal Home Loan Bank advances: short-term	108,453	96,712
Other short-term borrowings	15,692	-
Accrued interest payable	201	210
Other liabilities	724	802

TOTAL LIABILITIES	284,709	255,748

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none Issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued	38	38
Additional paid-in capital	21,485	21,478
Treasury stock: 1,747,706 and 1,747,706 shares at cost, respectively	(26,690)	(26,690)
Retained earnings, substantially restricted	38,138	37,744
Accumulated other comprehensive loss	(473)	(742)

TOTAL STOCKHOLDERS’ EQUITY	32,498	31,828

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 317,207	$ 287,576

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans	$ 388	$ 472	$ 1,217	$ 1,607
Investment securities—taxable	318	603	1,214	2,130
Mortgage-backed securities	707	288	1,769	783
Certificates of deposit	3	2	7	5
Interest-earning demand deposits	-	-	1	1
FHLB Stock	31	5	65	15

Total interest and dividend income	1,447	1,370	4,273	4,541

INTEREST EXPENSE:
Deposits	85	86	253	294
Federal Home Loan Bank advances – long-term	207	207	628	629
Federal Home Loan Bank advances – short-term	5	38	165	145
Other short-term borrowings	3	-	4	-

Total interest expense	351	331	1,050	1,068

NET INTEREST INCOME	1,096	1,039	3,223	3,473
PROVISION FOR LOAN LOSSES	5	(24)	(82)	(73)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,091	1,063	3,305	3,546

NON-INTEREST INCOME:
Service charges on deposits	40	45	142	144
Investment securities gains	-	-	-	8

Other than temporary impairment (“OTTI”) losses	43	(4)	43	(4)
Portion of loss (gain) recognized in other comprehensive income (before taxes)	(62)	(8)	(62)	(8)

Net impairment loss recognized in earnings	(19)	(12)	(19)	(12)

Gain (loss) on Sale of OREO	-	(16)	-	101
Other	91	57	273	188

Total non-interest income	112	74	396	429

NON-INTEREST EXPENSE:
Salaries and employee benefits	538	505	1,581	1,489
Occupancy and equipment	83	80	252	235
Data processing	64	59	183	182
Correspondent bank service charges	1	12	33	38
Deposit insurance premium	4	40	144	119
Other	169	172	538	650

Total non-interest expense	913	868	2,731	2,713

INCOME BEFORE INCOME TAXES	290	269	970	1,262
INCOME TAX EXPENSE	92	130	329	412

NET INCOME	$ 198	$ 139	$ 641	$ 850

EARNINGS PER SHARE:
Basic	$ 0.10	$ 0.07	$ 0.31	$ 0.41
Diluted	$ 0.10	$ 0.07	$ 0.31	$ 0.41

AVERAGE SHARES OUTSTANDING:
Basic	2,057,930	2,057,930	2,057,930	2,057,930
Diluted	2,057,930	2,057,930	2,057,930	2,057,930

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

NET INCOME	$198	$139	$641	$850

OTHER COMPREHENSIVE INCOME

Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	40	(3)	52	411
Income tax effect	14	(1)	18	140

	26	(2)	34	271

Gains recognized in earnings	-	-	-	(8)
Income tax effect	-	-	-	(3)

	-	-	-	(5)

Unrealized holdings gains (losses) on securities available for sale not other-than-temporarily impaired, net of tax	26	(2)	34	266

Securities held to maturity other-than-temporarily impaired:
Total losses	43	(4)	43	(4)
Losses recognized in earnings	(19)	(12)	(19)	(12)

Gains (losses) recognized in comprehensive income	62	8	62	8
Income tax effect	21	3	21	3

	41	5	41	5

Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	38	212	294	697
Income tax effect	13	72	100	237

	25	140	194	460

Unrealized holding gains on other-than-temporarily impaired Securities held to maturity, net of tax	66	145	235	465

Other comprehensive income	92	143	269	731

TOTAL COMPREHENSIVE INCOME	$290	$282	$910	$1,581

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings Substantially Restricted	Accumulated Other Compre- hensive Income(Loss)	Total
Balance at June 30, 2013	$ 38	$ 21,478	$(26,690)	$ 37,744	$ (742)	$31,828

Net Income				641		641

Other comprehensive income					269	269

Expense of stock options awarded		7				7

Cash dividends declared ($0.12 per share)				(247)		(247)

Balance at March 31, 2014	$ 38	$ 21,485	$(26,690)	$ 38,138	$ (473)	$32,498

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES

Net income	$ 641	$ 850
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(82)	(73)
Net impairment loss recognized in earnings	19	12
Depreciation	81	69
Gain on sale of other real estate owned	-	(101)
Gain on sale of investments	-	(8)
Accretion of discounts, premiums and deferred loan fees	1,416	2,183
Decrease in deferred income taxes	207	386
Decrease in prepaid/accrued income taxes	(23)	(36)
Earnings on bank owned life insurance	(99)	-
Decrease (increase) in accrued interest receivable	183	(127)
Decrease in accrued interest payable	(9)	(46)
Decrease in deferred director compensation payable	(12)	(23)
Decrease in prepaid federal deposit insurance premium	-	108
Other, net	(124)	(369)

Net cash provided by operating activities	2,198	2,825

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	-	(47,014)
Proceeds from repayments of investments	35,566	15,202
Proceeds from sales of investments	-	1,891
Held-to-maturity:
Purchases of investment securities	(8,743)	-
Purchases of mortgage-backed securities	(86,212)	(103,207)
Proceeds from repayments of investments	12,142	64,308
Proceeds from repayments of mortgage-backed securities	17,084	60,520
Maturities/redemptions of certificates of deposit	-	497
Purchase of bank owned life insurance	(2,000)	-
Decrease in net loans receivable	578	5,411
Sale of other real estate owned	-	225
Purchase of FHLB stock	(5,992)	(121)
Redemption of FHLB stock	6,162	2,504
Capital improvements to other real estate owned	-	(4)
Acquisition of premises and equipment	(53)	(122)

Net cash (used for) provided by investing activities	(31,468)	90

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2014	2013
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$ 4,687	$ 961
Net decrease in certificates of deposit	(2,939)	(2,496)
Net decrease in advance payments by borrowers for taxes and insurance	(133)	(53)
Net increase (decrease) in FHLB short-term advances	11,741	(1,535)
Net increase in other short-term advances	15,692	-
Cash dividends paid	(247)	(247)

Net cash provided by (used for) financial activities	28,801	(3,370)

Decrease in cash and cash equivalents	(469)	(455)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	1,927	2,506

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 1,458	$ 2,051

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$ 1,059	$ 1,114
Income taxes	$ 296	$ 513

Non-cash items:
Educational Improvement Tax Credit	$ 47	$ 107

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2014, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013
Weighted average common shares outstanding	3,805,636	3,805,636	3,805,636	3,805,636

Average treasury stock shares	(1,747,706)	(1,747,706)	(1,747,706)	(1,747,706)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,057,930	2,057,930	2,057,930	2,057,930

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-	-	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,057,930	2,057,930	2,057,930	2,057,930

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At March 31, 2014, there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and nine month periods. At March 31, 2013 there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and nine month periods.

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

During the nine month periods ended March 31, 2014 and 2013, the Company recorded $7 thousand and $16 thousand, respectively, in compensation expense related to our share-based compensation awards. As of March 31, 2014, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

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

The Company had no non-vested stock options outstanding at March 31, 2014, and 27,229 unvested stock options outstanding at March 31, 2013. There were no stock options exercised or issued during the nine months ended March 31, 2014 and 2013.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
March 31, 2014		(Dollars in Thousands)

AVAILABLE FOR SALE
Corporate debt securities	$	37,995	$	160	$	-	$	38,155
Foreign debt securities [1]		2,082		12		-		2,094

Total	$	40,077	$	172	$	-	$	40,249

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
March 31, 2014		(Dollars in Thousands)

HELD TO MATURITY
U.S. government agency securities	$	16,790	$	10	$	(356)	$	16,444
Corporate debt securities		6,201		556		-		6,757

Total	$	22,991	$	566	$	(356)	$	23,201

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013	(Dollars in Thousands)

AVAILABLE FOR SALE
Corporate debt securities	$73,349	$223	$(107)	$73,465
Foreign debt securities [1]	3,718	8	(5)	3,721

Total	$77,067	$231	$(112)	$77,186

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013	(Dollars in Thousands)

HELD TO MATURITY
U.S. government agency securities	$9,995	$-	$(328)	$9,667
Corporate debt securities	14,425	853	-	15,278
Foreign debt securities [1]	2,000	11	-	2,011

Total	$26,420	$864	$(328)	$26,956

There were no sales of investment securities for the three and nine months ended March 31, 2014 and the three months ended March 31, 2013. During the nine months ended March 31, 2014, and 2013, the Company recorded gross realized investment security gains of $0 thousand, and $8 thousand, respectively. Proceeds from sales of investment securities during the nine months ended March 31, 2014 and 2013, were $0 and $1.9 million, respectively.

The amortized cost and fair values of debt securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less		Due after one through two years	Due after two through three years	Due after three through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$19,056	$	16,954	$2,072	$1,004	$991	$-	$40,077
Fair value	19,097		17,064	2,081	1,006	1,001	-	40,249

HELD TO MATURITY
Amortized cost	$1,999	$	-	$523	$3,679	$-	$16,790	$22,991
Fair value	2,058		-	585	4,114	-	16,444	23,201

At March 31, 2014, investment securities with amortized costs of $16.8 million and fair values of $16.4 million were pledged to secure other short-term borrowings. At June 30, 2013, no investment securities were pledged to secure public deposits, repurchase agreements, or borrowings with the Federal Home Loan Bank. Excess collateral may be maintained to support future borrowings and may be withdrawn by the Company at any time.

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

The Company’s CMO portfolio is comprised of two segments: CMOs backed by U.S. Government Agencies (“Agency CMOs”) and CMOs backed by single-family whole loans not guaranteed by a U.S. Government Agency (“Private-Label CMOs”).

At March 31, 2014, the Company’s Agency CMOs totaled $206.1 million as compared to $135.6 million at June 30, 2013. The Company’s private-label CMOs totaled $2.7 million at March 31, 2014 as compared to $3.6 million at June 30, 2013. The $69.5 million increase in the CMO segment of our MBS portfolio was primarily due to purchases of U.S. Government Agency CMOs totaling $86.2 million which more than offset repayments on our Agency CMOs totaling $13.4 million and $1.3 million in repayments on our private-label CMOs. During the nine months ended March 31, 2014, the Company received principal payments totaling $1.3 million on its private-label CMOs. At March 31, 2014, approximately $208.8 million or 100.0% (book value) of the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments, as compared to $139.3 million or 100.0% at June 30, 2013. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at March 31, 2014. During the nine months ending March 31, 2014, the Company reversed $293 thousand of non-credit unrealized holding losses on its three private-label CMOs with OTTI due to principal repayments. During the three and nine months ended March 31, 2014, the Company recognized an additional ($43) thousand impairment, of which ($62) thousand was reclassified from other comprehensive income and $19 thousand was recognized in earnings.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of March 31, 2014. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At March 31, 2014
		Rating			Book Value	Fair Value[2]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$1,505	$1,815	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	301	301	39
126694KF4	CWHL SER 24 A15	D	N/A	D	601	601	79
126694MP0	CWHL SER 26 1A5	D	N/A	D	301	308	36

					$2,708	$3,025	$355

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in Thousands)
March 31, 2014
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$206,067	$2,209	$(436)	$207,840
Private-label	2,708	317	-	3,025

Total	$208,775	$2,526	$(436)	$210,865

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2013	(Dollars in Thousands)
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$135,621	$368	$(256)	$135,733
Private-label	3,647	621	(3)	4,265

Total	$139,268	$989	$(259)	$139,998

2 Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost and fair value of the Company’s mortgage-backed securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
			(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$-	$-	$600	$208,175	$208,775
Fair value	$-	$-	$621	$210,244	$210,865

At March 31, 2014, mortgage-backed securities with amortized costs of $144.9 million and fair values of $146.1 million were pledged to secure public deposits and borrowings with the Federal Home Loan Bank. Of the securities pledged, $33.9 million of fair value was excess collateral. At June 30, 2013 mortgage-backed securities with an amortized cost of $123.7 million and fair values of $123.8 million, were pledged to secured borrowings with the Federal Home Loan Bank. Of the securities pledged, $20.9 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income by component, for the three and nine months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – December 31, 2013	$86	$(651)	$(565)

Other comprehensive income before reclassifications	26	107	133

Amounts reclassified from accumulated other comprehensive income (loss)	-	(41)	(41)

Net current-period other comprehensive income	26	66	92

Ending Balance – March 31, 2014	$112	$(585)	$(473)

	Nine Months Ended March 31, 2014
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2013	$78	$(820)	$(742)

Other comprehensive income before reclassifications	34	276	310

Amounts reclassified from accumulated other comprehensive income (loss)	-	(41)	(41)

Net current-period other comprehensive income	34	235	269

Ending Balance – March 31, 2014	$112	$(585)	$(473)

	Three Months Ended March 31, 2013
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – December 31, 2012	$257	$(1,054)	$(797)

Other comprehensive income (loss) before reclassifications	(2)	140	138

Amounts reclassified from accumulated other comprehensive income	-	5	5

Net current-period other comprehensive income (loss)	(2)	145	143

Ending Balance – March 31, 2013	$255	$(909)	$(654)

	Nine Months Ended March 31, 2013
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2012	$(11)	$(1,374)	$(1,385)

Other comprehensive income before reclassifications	271	460	731

Amounts reclassified from accumulated other comprehensive income (loss)	(5)	5	-

Net current-period other comprehensive income	266	465	731

Ending Balance – March 31, 2013	$255	$(909)	$(654)

The following tables present the amounts reclassified out of accumulated other comprehensive income for the three and nine months ended March 31, 2014 and 2013.

	Amount Reclassified from Accumulated Other Comprehensive Income
Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014	Affected Line Item in the Statement Where Net Income is Presented
	(Dollars in Thousands)

Unrealized gains and losses on available-for-sale securities	$-	$-	Realized gains on sale of securities

	-	-	Total before tax
	-	-	Tax expense

	-	-	Net of tax

Unrealized gains and losses on held-to-maturity securities	(62)	(62)	Impairment reclassification

	(62)	(62)	Total before tax
	(21)	(21)	Tax expense

	(41)	(41)	Net of tax

Total reclassifications for the period	$(41)	$(41)	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive Income
Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2013	Nine Months Ended March 31, 2013	Affected Line Item in the Statement Where Net Income is Presented
	(Dollars in Thousands)

Unrealized gains and losses on available-for-sale securities	$-	$(8)	Realized gains on sale of securities

	-	(8)	Total before tax
	-	(3)	Tax expense

	-	(5)	Net of tax

Unrealized gains and losses on held-to-maturity securities	8	8	Impairment reclassification

	8	8	Total before tax
	3	3	Tax benefit

	5	5	Net of tax

Total reclassifications for the period	$5	$-	Net of tax

8.	UNREALIZED LOSSES ON SECURITIES

The following table shows the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2014 and June 30, 2013.

	March 31, 2014

	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

		Gross		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses	Value	Losses

	(Dollars in Thousands)

U.S. government agency securities	$-	$-	$9,644	$(356)	$-	$-	$9,644	$(356)
Collateralized mortgage obligations:
Agency	23,955	(210)	17,525	(154)	3,645	(72)	45,125	(436)

Total	$24,419	$(210)	$27,169	$(510)	$3,645	$(72)	$55,233	$(792)

	June 30, 2013

	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

		Gross		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses	Value	Losses

	(Dollars in Thousands)

U.S. government agency securities	$9,667	$(328)	$-	$-	$-	$-	$9,667	$(328)
Corporate debt securities	15,042	(78)	2,322	(29)	-	-	17,364	(107)
Foreign debt securities[1]	-	-	518	(5)	-	-	518	(5)
Collateralized mortgage obligations:
Agency	49,176	(235)	782	(13)	4,900	(8)	54,858	(256)
Private-label	-	-	-	-	109	(3)	109	(3)

Total	$73,885	$(641)	$3,622	$(47)	$5,009	$(11)	$82,516	$(699)

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$304	$324	$316	$324
Initial credit impairment	-	-	-	-
Subsequent credit impairment	19	12	19	12
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-	-	-
Reductions for securities sold	-	-	-	-
Reduction for actual realized losses	(13)	(15)	(25)	(15)
Reduction for increase in cash flows expected to be collected	-	-	-	-

Ending Balance	$310	$321	$310	$321

During the quarter and nine months ended March 31, 2014, the Company recorded one credit impairment charge and one non-credit unrealized holding gain to accumulated other comprehensive income. During the quarter and nine months ended March 31, 2014, the Company accreted back into other comprehensive income $25 thousand and $194 thousand, respectively (net of income tax effect of $13 thousand and $100 thousand, respectively), based on principal repayments on private-label CMOs previously identified with OTTI.

In the case of its private-label residential CMOs that exhibit adverse risk characteristics, the Company employs models to determine the cash flows that it is likely to collect from the securities. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. A significant input to these models is the forecast of future housing price changes for the relevant states and metropolitan statistical areas, which are based upon an assessment of the various housing markets. In general, since the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Company, the Company uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against likely losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment.

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

The Company reviewed the independent third party’s assumptions used in the March 31, 2014 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that no additional private-label CMOs in the portfolio had an other-than-temporary impairment at March 31, 2014, keeping the total at three private-label CMOs with OTTI at March 31, 2014.

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

The Company had investments in 12 positions that were impaired at March 31, 2014. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of March 31, 2014 and June 30, 2013.

	March 31, 2014			June 30, 2013
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

	(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$15,356	$-	$15,356	$13,611	$-	$13,611
Construction	2,754	-	2,754	2,546	701	1,845
Land acquisition & development	583	-	583	1,407	280	1,127
Multi-family dwellings	2,448	-	2,448	2,780	-	2,780
Commercial	4,953	-	4,953	5,787	-	5,787

Consumer Loans
Home equity	790	-	790	1,085	-	1,085
Home equity lines of credit	2,044	150	1,894	2,056	150	1,906
Other	227	-	227	180	-	180

Commercial Loans	1,714	-	1,714	1,890	-	1,890

Obligations (other than securities and leases) of states and political subdivisions	400	-	400	500	-	500

	$31,269	$150	$31,119	$31,842	$1,131	$30,711

Less: Deferred loan fees	(14)			(4)
Allowance for loan losses	(225)			(307)

Total	$31,030			$31,531

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

The following tables are a summary of the loans considered to be impaired as of March 31, 2014 and June 30, 2013, and the related interest income recognized for the three and nine months ended March 31, 2014 and March 31, 2013:

	March 31, 2014	June 30, 2013
	(Dollars in Thousands)
Impaired loans with an allocated allowance:
Construction loans	$-	$701
Home equity lines of credit	150	150
Impaired loans without an allocated allowance:
Land acquisition & development loans	-	280

Total impaired loans	$150	$1,131

Allocated allowance on impaired loans:
Construction loans	$-	$107
Home equity lines of credit	$15	$15

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(Dollars in Thousands)
Average impaired loans
Construction loans	$-	$701	$316	$701
Land acquisition & development loans	-	290	19	290
Home equity lines of credit	150	150	150	150

Total	$150	$1,141	$485	$1,141

Income recognized on impaired loans
Construction loans	$-	$-	$-	$-
Land acquisition & development loans	-	-	-	36
Home equity lines of credit	2	2	5	5

Total	$2	$2	$5	$41

Total nonaccrual loans as of March 31, 2014 and June 30, 2013 and the related interest income recognized for the three and nine months ended March 31, 2014 and March 31, 2013 are as follows:

	March 31, 2014	June 30, 2013
	(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$408	$477
Construction	-	701
Land acquisition & development	-	280
Home equity lines of credit	150	150

Total	$558	$1,608

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$474	$71	$476	$143
Construction	-	701	316	845
Land acquisition & development	-	290	19	290
Home equity lines of credit	150	150	150	150

Total	$624	$1,212	$961	$1,428

Income that would have been recognized	$9	$21	$43	$68

Interest income recognized	$4	$27	$11	$75

Interest income foregone	$6	$18	$34	$36

The Company’s loan portfolio also includes troubled debt restructurings (TDRs), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

The following tables include the recorded investment and number of modifications for modified loans, as of March 31, 2014 and 2013. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

For the Nine Months Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(Dollars in Thousands)
Troubled debt restructurings:
Home equity lines of credit	-	$ -	$ -

Troubled debt restructurings that subsequently defaulted:
Home equity lines of credit	-	$ -	$ -

For the Three Months Ended
March 31, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(Dollars in Thousands)
Troubled debt restructurings:
Home equity lines of credit	-	$-	$-

Troubled debt restructurings that subsequently defaulted:
Home equity lines of credit	-	$-	$-

	For the Nine Months Ended
	March 31, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(Dollars in Thousands)
Troubled debt restructurings:
Home equity lines of credit	-	$-	$-

Troubled debt restructurings that subsequently defaulted:
Home equity lines of credit	1	$150	$150

For the Three Months Ended
March 31, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(Dollars in Thousands)
Troubled debt restructurings:
Home equity lines of credit	-	$-	$-

Troubled debt restructurings that subsequently defaulted:
Home equity lines of credit	-	$-	$-

There is one previously modified TDR, secured by a home equity line of credit, in default as of March 31, 2014.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at March 31, 2014, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2014 and June 30, 2013:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
March 31, 2014
First mortgage loans:
1 – 4 family dwellings	$14,948	$-	$-	$-	$408	$408	$15,356
Construction	2,754	-	-	-	-	-	2,754
Land acquisition & development	583	-	-	-	-	-	583
Multi-family dwellings	2,448	-	-	-	-	-	2,448
Commercial	4,902	-	51	-	-	51	4,953

Consumer Loans:
Home equity	790	-	-	-	-	-	790
Home equity lines of credit	1,894	-	-	-	150	150	2,044
Other	227	-	-	-	-	-	227

Commercial Loans	1,714	-	-	-	-	-	1,714

Obligations (other than securities and leases) of states and political subdivisions	400	-	-	-	-	-	400

	$30,660	$-	$51	$-	$558	$609	31,269

Less: Deferred loan fees							(14)
Allowance for loan loss							(225)

Net Loans Receivable							$31,030

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
June 30, 2013
First mortgage loans:
1 – 4 family dwellings	$13,089	$45	$-	$-	$477	$522	$13,611
Construction	1,845	-	-	-	701	701	2,546
Land acquisition & development	1,127	-	-	-	280	280	1,407
Multi-family dwellings	2,780	-	-	-	-	-	2,780
Commercial	5,787	-	-	-	-	-	5,787

Consumer Loans:
Home equity	1,085	-	-	-	-	-	1,085
Home equity lines of credit	1,906	-	-	-	150	150	2,056
Other	180	-	-	-	-	-	180

Commercial Loans	1,884	6	-	-	-	6	1,890

Obligations (other than securities and leases) of states and political subdivisions	500	-	-	-	-	-	500

	$30,183	$51	$-	$-	$1,608	$1,659	31,842

Less: Deferred loan fees							(4)
Allowance for loan loss							(307)

Net Loans Receivable							$31,531

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended March 31, 2014. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables presents the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at March 31, 2014 and June 30, 2013.

	March 31, 2014
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of States and Political Subdivisions

	(Dollars in Thousands)

Pass	$2,754	$264	$2,448	$4,902	$1,713	$400
Special Mention	-	-	-	-	-	-
Substandard	-	319	-	51	1	-
Doubtful	-	-	-	-	-	-

Ending Balance	$2,754	$583	$2,448	$4,953	$1,714	$400

	June 30, 2013
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of States and Political Subdivisions

	(Dollars in Thousands)

Pass	$1,845	$1,127	$2,780	$5,787	$1,889	$500
Special Mention	-	-	-	-	-	-
Substandard	701	280	-	-	1	-
Doubtful	-	-	-	-	-	-

Ending Balance	$2,546	$1,407	$2,780	$5,787	$1,890	$500

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended March 31, 2014 and June 30, 2013.

	March 31, 2014

	1 – 4 Family		Consumer

	(Dollars in Thousands)

Performing	$14,881	$	2,911
Non-performing	475		150

Total	$15,356	$	3,061

	June 30, 2013

	1 – 4 Family		Consumer

	(Dollars in Thousands)

Performing	$13,134	$	3,171
Non-performing	477		150

Total	$13,611	$	3,321

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

The Company had no unallocated loss allowance balance at March 31, 2014.

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

The following tables present the activity in the allowance for loan losses for the three and nine month periods ended March 31, 2014 and 2013.

	As of March 31, 2014
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2013	$64	$20	$10	$14	$51	$52	$9	$220
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	19	(4)	(2)	(2)	(1)	(5)	-	5

Ending ALLL Balance at March 31, 2014	$83	$16	$8	$12	$50	$47	$9	$225

	As of March 31, 2014
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2013	$47	$117	$8	$14	$57	$53	$11	$307
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	36	(101)	-	(2)	(7)	(6)	(2)	(82)

Ending ALLL Balance at March 31, 2014	$83	$16	$8	$12	$50	$47	$9	$225

	As of March 31, 2013
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2012	$26	$123	$16	$25	$77	$56	$13	$336
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	14	(1)	(4)	(11)	(17)	(2)	(3)	(24)

Ending ALLL Balance at March 31, 2013	$40	$122	$12	$14	$60	$54	$10	$312

	As of March 31, 2013
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2012	$73	$122	$21	$26	$76	$53	$14	$385
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(33)	-	(9)	(12)	(16)	1	(4)	(73)

Ending ALLL Balance at March 31, 2013	$40	$122	$12	$14	$60	$54	$10	$312

The following tables summarize the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2014 and June 30, 2013.

	As of March 31, 2014
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Individually evaluated for impairment	$-	$-	$-	$-	$-	$15	$-	$15
Collectively evaluated for impairment	83	16	8	12	50	32	9	210

	$83	$16	$8	$12	$50	$47	$9	$225

	As of June 30, 2013
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Individually evaluated for impairment	$-	$107	$-	$-	$-	$-	$-	$107
Collectively evaluated for impairment	47	10	8	14	57	53	11	200

	$47	$117	$8	$14	$57	$53	$11	$307

10.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of March 31, 2014 and June 30, 2013, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2014
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$-	$38,155	$-	$38,155
Foreign debt securities (1)	-	2,094	-	2,094

	$-	$40,249	$-	$40,249

	June 30, 2013
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$-	$73,465	$-	$73,465
Foreign debt securities (1)	-	3,721	-	3,721

	$-	$77,186	$-	$77,186

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

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

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair values as of March 31, 2014 and June 30, 2013, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		March 31, 2014
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	135	$	135

Total	$	-	$	-	$	135	$	135

		June 30, 2013
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	1,024	$	1,024

Total	$	-	$	-	$	1,024	$	1,024

For Level III assets measured at fair value on a recurring and non-recurring basis as of March 31, 2014 and June 30, 2013, the significant observable inputs used in the fair value measurements were as follows:

		Fair Value at
		March 31, 2014	June 30, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

		(Dollars in Thousands)

Impaired loans	$	135	$1,024	Appraisal of collateral(1)	Discounted appraisal(2)	0%/0%

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

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions. The range and weighted average of appraisal adjustments are presented as a percentage of the appraisals.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

		March 31, 2014
		Carrying Amount	Fair Value		Level I	Level II	Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	1,458	$1,458	$	1,458	$-	$-
Certificates of deposit		598	598		598	-	-
Investment securities – available for sale		40,249	40,249		-	40,249	-
Investment securities – held to maturity		22,991	23,201		-	23,201	-
Mortgage-backed securities – held to maturity:
Agency		206,067	207,840		-	207,840	-
Private-label		2,708	3,025		-	-	3,025
Net loans receivable		31,030	32,234		-	-	32,234
Accrued interest receivable		1,188	1,188		1,188	-	-
FHLB stock		5,512	5,512		5,512	-	-
Bank owned life insurance		4,099	4,099		4,099	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	15,876	$15,876	$	15,876	$-	$-
NOW accounts		21,940	21,940		21,940	-	-
Savings accounts		43,578	43,578		43,578	-	-
Money market accounts		24,438	24,438		24,438	-	-
Certificates of deposit		35,890	35,848		-	-	35,848
Advance payments by borrowers for taxes and insurance		417	417		417	-	-
FHLB long-term advances		17,500	18,422		-	-	18,422
FHLB short-term advances		108,453	108,453		108,453	-	-
Other short-term borrowings		15,692	15,692		15,692	-	-
Accrued interest payable		201	201		201	-	-

	June 30, 2013
	Carrying Amount	Fair Value	Level I	Level II	Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$1,927	$1,927	$1,927	$-	$-
Certificates of deposit	598	598	598	-	-
Investment securities – available for sale	77,186	77,186	-	77,186	-
Investment securities – held to maturity	26,420	26,956	-	26,956	-
Mortgage-backed securities – held to maturity:
Agency	135,621	135,733	-	135,733	-
Private-label	3,647	4,265	-	109	4,156
Net loans receivable	31,531	33,194	-	-	33,194
Accrued interest receivable	1,371	1,371	1,371	-	-
FHLB stock	5,682	5,682	5,682	-	-
Bank owned life insurance	2,000	2,000	2,000	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$14,911	$14,911	$14,911	$-	$-
NOW accounts	20,654	20,654	20,654	-	-
Savings accounts	41,808	41,808	41,808	-	-
Money market accounts	23,772	23,772	23,772	-	-
Certificates of deposit	38,829	38,885	-	-	38,885
Advance payments by borrowers for taxes and insurance	550	550	550	-	-
FHLB long-term advances	17,500	18,525	-	-	18,525
FHLB short-term advances	96,712	96,712	96,712	-	-
Accrued interest payable	210	210	210	-	-

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

Cash and Cash Equivalents, Certificates of Deposit, Accrued Interest Receivable and Payable, and FHLB Short-term Advances and other Short-term Borrowings

The fair value approximates the current carrying value.

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

Bank Owned Life Insurance (“BOLI”)

The fair value of BOLI at March 31, 2014 and June 30, 2013 approximated the cash surrender value of the policies at these dates.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2014.

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

FINANCIAL CONDITION

The Company’s assets totaled $317.2 million at March 31, 2014, as compared to $287.6 million at June 30, 2013. The $29.6 million or 10.3% increase in total assets was primarily comprised of a $69.5 million increase in mortgage-backed securities – held to maturity, and a $2.1 million increase in bank owned life insurance, which were partially offset by a $37.0 million decrease in investment securities available for sale, a $3.4 million decrease in investment securities held to maturity, a $501 thousand decrease in net loans receivable, and a $469 thousand decrease in cash and cash equivalents. The increase in mortgage-backed securities held to maturity was primarily due to purchases of floating-rate U.S. Government agency CMOs totaling $86.2 million, which were partially offset by repayments on floating-rate U.S. Government agency CMOs and floating-rate private-label CMOs totaling $15.8 million and $1.3 million, respectively. The mortgage-backed securities purchased were primarily used to offset maturities and early calls of securities in the investment portfolio and to bolster interest revenue. The decrease in investment securities available for sale was primarily due to maturities and early redemptions of investment-grade corporate bonds and U.S. dollar denominated investment-grade foreign bonds totaling $32.6 million and $1.5 million, respectively. The decrease in investment securities held to maturity was primarily due to maturities and early redemptions of investment-grade corporate bonds and U.S. dollar denominated investment-grade foreign bonds totaling $9.4 million and $2.0 million, respectively. See “Asset and Liability Management”.

The Company’s total liabilities increased $29.0 million or 11.3% to $284.7 million as of March 31, 2014 from $255.7 million as of June 30, 2013. The $29.0 million increase in total liabilities was primarily comprised of a $15.7 million or 100% increase in other short-term borrowings, an $11.8 million or 12.2% increase in FHLB short-term advances and a $1.6 million or 1.1% increase in total deposits, which were partially offset by a $78 thousand or 9.7% decrease in other liabilities. The increases in other short-term borrowings and FHLB short-term advances were primarily a result of funding needs for the purchase of mortgage-backed securities. The increase in total deposits was primarily attributable to increases in savings accounts, NOW accounts, and non-interest bearing and money market accounts of $1.8 million, $1.2 million, $1.0 million and $666 thousand, respectively, which were partially offset by decreases in time deposits and advance payments by borrowers real estate taxes of $2.9 million, and $133 thousand, respectively. See also “Asset and Liability Management”.

Total stockholders’ equity increased $670 thousand or 2.2% to $32.5 million as of March 31, 2014, from $31.8 million as of June 30, 2013. The increase was primarily attributable to Company net income of $641 thousand and other comprehensive income totaling $269 thousand for the nine months ended March 31, 2014, which were partially offset by cash dividends totaling $247 thousand. The other comprehensive income was primarily attributable to a $235 thousand (net of tax effect) reversal of unrealized holding losses on three private-label CMOs with previously identified OTTI, and an $26 thousand (net of tax effect) of unrealized holding gains on the Company’s available for sale investment portfolio.

RESULTS OF OPERATIONS

General.   WVS reported net income of $198 thousand or $0.10 earnings per share (basic and diluted), and $641 thousand or $0.31 earnings per share (basic and diluted) for the three and nine months ended March 31, 2014, respectively. Net income increased by $59 thousand or 42.4% and earnings per share (basic and diluted) increased $0.03 or 42.9% for the three months ended March 31, 2014, when compared to the same period in 2013. The increase in net income for the three months ended March 31, 2014 was primarily attributable to a $57 thousand increase in net interest income, a $38 thousand increase in non-interest income, and a $38 thousand decrease in income tax expense, which were partially offset by a $45 thousand increase in non-interest expense and a $29 thousand increase in provisions for loan losses. For the nine months ended March 31, 2014, net income decreased $209 thousand or 24.6% and earnings per share (basic and diluted) decreased $0.10 or 24.4%, when compared to the same period in 2013. The decrease in net income for the nine months ended March 31, 2014, was primarily attributable to a $250 thousand decrease in net interest income, a $33 thousand decrease in non-interest income and an $18 thousand increase in non-interest expense, which were partially offset by an $83 thousand decrease in income tax expense and a $9 thousand decrease in provisions for loan losses.

Net Interest Income.  The Company’s net interest income increased by $57 thousand or 5.5% for the three months ended March 31, 2014, when compared to the same period in 2013. The increase in net interest income is attributable to a $77 thousand increase in interest income, which was partially offset by a $20 thousand increase in interest expense. The increase in interest income was primarily due to higher average balances and higher yields earned on the Company’s mortgage-backed securities portfolio, which was partially offset by lower average balances and lower yields earned on the Company’s investment and loan portfolios, during the quarter ended March 31, 2014, when compared to the same period in 2013. The increase in interest expense was primarily attributable to higher average balances of time deposits and FHLB short-term advances during the three months ended March 31, 2014, which were partially offset by higher rates paid on time deposits and savings accounts, when compared to the same period in 2013. For the nine months ended March 31, 2014, net interest income decreased $250 thousand or 7.2% when compared to the same period in 2013. The decrease in net-interest income was primarily attributable to a $268 thousand decrease in interest income, which was partially offset by a $18 thousand decrease in interest expense. The decrease in interest income was primarily due to lower average balances of investment securities and loans outstanding, and lower yields earned on the Company’s loan and investment portfolios for the nine months ended March 31, 2014, which were partially offset by higher average balances of, and higher yields earned on mortgage-backed securities, when compared to the same period in 2013. The decrease in interest expense was primarily attributable to lower rates paid on the Company’s deposits, which were partially offset by higher average balances of time deposits and FHLB short-term advances during the nine months ended March 31, 2014, when compared to the same period in 2013.

Interest Income.  Interest income on net loans receivable decreased $84 thousand or 17.8% and $390 thousand or 24.3% for the three and nine months ended March 31, 2014, respectively, when compared to the same periods in 2013. The decrease for the three months ended March 31, 2014 was primarily attributable to a $2.3 million decrease in the average balance of net loans receivable outstanding, and a decrease of 65 basis points in the weighted average yield earned on net loans receivable for the three months ended March 31, 2014, when compared to the same period in 2013. The decrease in the average balance of loans outstanding was primarily attributable to lower construction loans outstanding, payoffs on non-accrual loans, and repayments on performing loans in excess of originations. The decrease in the yield on loans was primarily attributable to payoffs of higher yielding construction loans. The decrease for the nine months ended March 31, 2014, was primarily attributable to a $3.7 million decrease in the average balance of net loans receivable outstanding, and a 92 basis point decrease in the weighted average yield earned on net loans receivable for the nine months ended March 31, 2014, when compared to the same period in 2013. The nine months ended March 31, 2013 also included collection of past due interest and late charges on two non-accrual loans of approximately $57 thousand, as compared to $0 for the same period in 2014.

Interest income on mortgage-backed securities increased $419 thousand or 145.5% and $986 thousand or 125.9% for the three and nine months ended March 31, 2014, respectively, when compared to the same periods in 2013. The increase for the three months ended March 31, 2014 was primarily attributable to a $108.1 million increase in the average balance of U.S. Government agency mortgage-backed securities outstanding, a 19 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, and a 4 basis point increase in the weighted average yield earned on private-label mortgage-backed securities, which were partially offset by a $2.0 million decrease in the average balance of private-label mortgage-backed securities outstanding, for the three months ended March 31, 2014, when compared to the same period in 2013. The increase for the nine months ended March 31, 2014 was primarily attributable to a $96.4 million increase in the average balance of U.S. Government agency mortgage-backed securities outstanding, a 9 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, and a 11 basis point increase in the weighted average yield earned on private-label mortgage-backed securities, which were partially offset by a $3.9 million decrease in the average balance of private-label mortgage-backed securities outstanding for the nine months ended March 31, 2014, when compared to the same period in 2013. The decrease in the average balances of private-label mortgage-backed securities during the three and nine months ended March 31, 2014 was attributable to principal paydowns of private-label mortgage-backed securities during the periods. The increase in the average balance of U.S. Government agency mortgage-backed securities for the three and nine months ended March 31, 2014, was primarily attributable to purchases of U.S. Government agency mortgage-backed securities totaling $19.2 million and $86.2 million, respectively, during the three and nine months, which was partially offset by repayments of $4.4 million and $15.8 million, respectively, on the U.S. Government agency mortgage-backed securities portfolio, during the three and nine months ended March 31, 2014. The mortgage-backed securities purchased during both periods were primarily used to offset maturities and early calls of securities within the investment portfolio and to bolster interest revenue.

Interest income on FHLB stock increased $26 thousand or 520.0%, and $50 thousand or 333.3% for the three and nine months ended March 31, 2014, respectively, when compared to the same periods in 2013. The increase in dividends on FHLB stock for the three months ended March 31, 2014 was attributable to a 199 basis point increase in the yield earned on FHLB stock, which was partially offset by a $350 thousand decrease in the average balance of FHLB stock held during the three months ended March 31, 2014, when compared to the same period in 2013. The increase in dividends on FHLB stock for the nine months ended March 31, 2014 was attributable to a 132 basis point increase in the yield earned on FHLB stock, which was partially offset by a $1.1 million decrease in the average balance of FHLB stock held during the nine months ended March 31, 2014, when compared to the same period in 2013.

Interest income on FDIC insured bank certificates of deposit increased $1 thousand or 50.0% and $2 thousand or 40.0% for the three and nine months ended March 31, 2014, respectively, when compared to the same periods in 2013. The increase for the three months ended March 31, 2013 was primarily attributable to a 29 basis point increase in the weighted average yield earned, and a $134 thousand increase in the average portfolio balance of certificates of deposit, when compared to the same period in 2013. The increase for the nine months ended March 31, 2014 was primarily attributable to a 57 basis point increase in the weighted average yield earned, which was partially offset by a $74 thousand decrease in the average portfolio balance of certificates of deposit, when compared to the same period in 2013. The certificates have remaining maturities ranging from five to one hundred nine months. Due to decreases in market yields in this investment sector, the Company has decided to limit reinvestments in certificates of deposit and to redeploy maturities and early issuer redemptions to other investment portfolio segments.

Interest income on investment securities decreased $285 thousand or 47.3% and $916 thousand or 43.0% for the three and nine months ended March 31, 2014, respectively, when compared to the same periods in 2013. The decrease for the three months ended March 31, 2014 was primarily attributable to a $52.8 million decrease in the average balance of investment securities outstanding, and a 9 basis point decrease in the weighted average yield on investment securities, when compared to the same period in 2013. The decrease for the nine months ended March 31, 2014 was primarily attributable to a $62.8 million decrease in the average balance of investment securities outstanding, which was partially offset by a 4 basis point increase in the weighted average yield on investment securities, when compared to the same period in 2013.

Interest paid on FHLB advances increased $18 thousand or 7.3% and $19 thousand or 2.5% for the three and nine months ended March 31, 2014, respectively, when compared to the same periods in 2013. The increase for the three months ended March 31, 2014 was primarily attributable to a $20.3 million increase in the average balance of FHLB short-term advances outstanding, and a 3 basis point increase in the weighted average rate paid on FHLB short-term advances, for the three months ended March 31, 2014, when compared to the same period in 2013. The increase for the nine months ended March 31, 2014, was primarily attributable to a $7.0 million increase in the average balance of short-term FHLB advances, and a 1 basis point increase in the weighted average rate paid on FHLB short-term advances, for the nine months ended March 31, 2014, when compared to the same period in 2013.

Interest paid on other short-term advances increased $3 thousand, or 100%, and $4 thousand or 100% for the three and nine months ended March 31, 2014, respectively, when compared to the same periods in 2013. The increases for the three and nine month periods ended March 31, 2014 were attributable to increases of $5.1 million and $2.0 million, respectively, the average balances of other short-term borrowings outstanding, when compared to the same periods in 2013.

Interest Expense.    Interest expense on deposits and escrows decreased $1 thousand or 1.2% and $41 thousand or 13.9% for the three and nine months ended March 31, 2014, when compared to the same periods in 2013. The decrease in interest expense on deposits for the three months ended March 31, 2014 was primarily attributable to a 25 basis point decrease in the weighted average rate paid on time deposits, and a 4 basis point decrease in the weighted average rate paid on savings accounts, which were partially offset by a $22.3 million increase in the average balance of time deposits for the three months ended March 31, 2014, when compared to the same period in 2013. The decrease in interest expense on deposits for the nine months ended March 31, 2014 was primarily attributable to a 27 basis point decrease in the weighted average rate paid on time deposits, a 3 basis point decrease in the weighted average rate paid on savings accounts, and a 3 basis point decrease in the weighted average rate paid on money market accounts, which were partially offset by a $14.2 million increase in the average balance of time deposits for the nine months ended March 31, 2014, when compared to the same period in 2013.

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

Provisions for loan losses increased $29 thousand and decreased $9 thousand for the three and nine months ended March 31, 2014, respectively, when compared to the same periods in 2013. The increase in the provisions for loan losses for the three months ended March 31, 2014, were primarily attributable to a $7 thousand increase in the provision for classified loans, and a $22 thousand increase in the provision for non-classified loans, when compared to the same period in 2013. The decrease in the provision for loan losses for the nine months ended March 31, 2014, was primarily attributable to a $36 thousand decrease in the provision for classified loans, which was partially offset by a $27 thousand increase in the provision for non-classified loans, when compared to the same period in 2013. At March 31, 2014, the Company’s total allowance for loan losses amounted to $225 thousand or 0.7% of the Company’s total loan portfolio, as compared to $307 thousand or 1.0% at June 30, 2013. At March 31, 2014, the Company’s non-performing loans totaled $557 thousand as compared to $1.6 million at June 30, 2013.

Non-Interest Income.  Non-interest income increased by $38 thousand or 51.4% and decreased by $33 thousand or 7.7% for the three and nine months ended March 31, 2014, respectively, when compared to the same periods in 2013. The increase for the three months ended March 31, 2014 was primarily attributable to a $40 thousand increase in earnings on bank-owned life insurance and the absence of a $16 thousand recognized loss on other real estate owned, which were partially offset by a $7 thousand increase in impairment losses on private-label mortgage-backed securities recognized in earnings and a $5 thousand decrease in service charges on deposits for the three months ended March 31, 2014, when compared to the same period in 2013. The decrease for the nine months ended March 31, 2014 was primarily attributable to the absence of a $117 thousand recognized gain on the sales of other real-estate owned, the absence of $8 thousand in gains on sales of investment securities, and a $7 thousand increase in impairment losses on private-label mortgage-backed securities, which were partially offset by a $107 thousand increase in earnings on bank-owned life insurance during the nine months ended March 31, 2014, when compared to the same period in 2013.

Non-Interest Expense.  Non-interest expense increased $45 thousand or 5.2% and $18 thousand or 0.7% for the three and nine months ended March 31, 2014, respectively, when compared to the same periods in 2013. The increase for the three months ended March 31, 2014 was principally attributable to a $33 thousand increase in employee related expense, and a $9 thousand increase in Federal Deposit Insurance Corporation (FDIC) deposit insurance expense, when compared to the same period in 2013. The increase for the nine months ended March 31, 2014 was primarily attributable to a $92 thousand increase in employee related expenses, a $25 thousand increase in FDIC deposit insurance expenses, and a $17 thousand increase in equipment depreciation expense related to the planned Windows® 7 upgrade to the Company’s personal computers and automated teller machines, which were partially offset by a $65 thousand decrease in charitable contributions eligible for PA tax credits, a $25 thousand decrease in provisions for losses on off-balance sheet (loan origination) commitments, an $11 thousand decrease in ATM network expenses, a $10 thousand decrease in legal fees, and a $7 thousand decrease in other real estate owned expenses, during the nine months ended March 31, 2014, when compared to the same period in 2013.

Income Tax Expense.  Income tax expense decreased $38 thousand and $83 thousand for the three and nine months ended March 31, 2014, respectively, when compared to the same periods in 2013. The decrease for the three months ended March 31, 2014 was primarily due to the absence of $36 thousand charge to adjust the Company’s estimate for income taxes during the three months ended March 31, 2013, when compared to the same period in 2014. The decrease for the nine months ended March 31, 2014, was primarily due to lower levels of taxable income, during the nine months ended March 31, 2014, when compared to the same periods in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $2.2 million during the nine months ended March 31, 2014. Net cash provided by operating activities was primarily comprised of Company net income of $641 thousand, $1.4 million of amortization of investment premiums, a $207 thousand decrease in deferred income taxes, a $183 thousand decrease in accrued interest receivable, $81 thousand of depreciation expense and $19 thousand of net impairment losses recognized in earnings, which were partially offset by $99 thousand of earnings on bank owned life insurance, an $82 thousand credit provision for loan losses and a $23 thousand decrease in prepaid or accrued income taxes.

Funds used for investing activities totaled $31.5 million during the nine months ended March 31, 2014. Primary uses of funds during the nine months ended March 31, 2014 included purchases of mortgage-backed securities held to maturity totaling $86.2 million, purchases of investment securities held to maturity totaling $8.7 million and purchases of bank-owned life insurance totaling $2.0 million. Primary sources of funds during the nine months ended March 31, 2014 included proceeds from investment securities in the available for sale portfolio totaling $35.6 million, proceeds from mortgage-backed and investment securities in the held-to-maturity portfolio totaling $17.1 million and $12.1 million, respectively, $578 thousand of net loan repayments, and net redemptions of FHLB stock totaling $170 thousand. The mortgage-backed securities purchased were primarily used to offset maturities and early calls of securities in the investment portfolio and to bolster interest revenue.

Funds provided by financing activities totaled $28.8 million for the nine months ended March 31, 2014. The primary sources included a $15.7 million increase in other short-term borrowings, a $11.7 million increase in FHLB short-term borrowings, and a $4.7 million increase in transaction and savings accounts, which were partially offset by a $2.9 million decrease in retail certificates of deposit, $247 thousand in cash dividends paid on the Company’s common stock, and a $133 thousand decrease in escrow accounts. The increases in other short-term borrowings and FHLB short-term borrowings were primarily a result of funding needs for the purchase of mortgage-backed securities. Management believes that a significant portion of our local maturing deposits will remain with the Company.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at March 31, 2014 totaled $27.7 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At March 31, 2014, total approved loan commitments outstanding were $2.1 million. At the same date, commitments under unused lines of credit amounted to $5.4 million and the unadvanced portion of construction loans approximated $2.0 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $40.2 million at March 31, 2014. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On April 28, 2014, the Company’s Board of Directors declared a cash dividend of $0.04 per share payable May 22, 2014, to shareholders of record at the close of business on May 12, 2014. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of March 31, 2014, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $33.0 million or 27.3% and $33.2 million or 27.5% respectively, of total risk-weighted assets, and Tier I leverage capital of $33.0 million or 10.7% of average quarterly assets.

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

The Company’s nonperforming assets at March 31, 2014 totaled $557 thousand or 0.2% of total assets as compared to $1.6 million or 0.5% of total assets at June 30, 2013. Nonperforming assets at March 31, 2014 consisted of: two single-family real estate loans totaling $408 thousand, and one home equity line of credit totaling $150 thousand. The loans are in various stages of collection activity.

The $1.1 million decrease in nonperforming assets during the nine months ended March 31, 2014 was primarily attributable to the payoff of one non-accrual single-family construction loan totaling $701 thousand, the sale of a non-accrual land loan totaling $280 thousand, and the reclassification to performing status of one single-family real estate loan totaling $70 thousand.

During the three and nine months ended March 31, 2014, the Company collected $4 thousand and $11 thousand, respectively, of interest income on non-accrual loans. Approximately $9 thousand and $43 thousand of interest income would have been recorded during the three and nine months ended March 31,

2014, on non-accrual loans if such loans had been current according to the original loan agreements for the entire periods. These amounts were not included in the Company’s interest income for the three and nine months ended March 31, 2014. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

The Federal Open Market Committee (“Committee” or “FOMC”) issued press releases in January, March, and April 2014 which announced the Committee’s current assessments of the U.S. economy and the FOMC’s decisions to reduce (or “taper”) its anticipated volumes of securities purchases.

On March 19, 2014 the FOMC’s press release noted that economic activity slowed during the winter months, in part reflecting adverse weather conditions. The FOMC also noted that inflation was running at a rate below the Committee’s longer-run objective, but that longer-term inflation expectations remained well anchored.

The Committee announced that beginning in January, March, and April 2014, the Committee would reduce its purchases of agency mortgage-backed securities and U.S. Treasury by a combined total of $10 billion. The Committee is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction.

Beginning in May 2014, the Committee will add to its holdings of agency mortgage-backed securities at a pace of $20 billion per month rather than $25 billion per month, and will add to its holdings of longer-term Treasury securities at a pace of $25 billion per month rather than $30 billion per month. The Committee is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction.

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

To support continued progress toward maximum employment and price stability, the Committee today reaffirmed its view that a highly accommodative stance of monetary policy remains appropriate. In determining how long to maintain the current 0 to 1/4 percent target range for the federal funds rate, the Committee will assess progress—both realized and expected—toward its objectives of maximum employment and 2 percent inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. The Committee anticipates, based on its assessment of these factors, that it likely will be appropriate to maintain the current target range for the federal funds rate for a considerable time after the asset purchase program ends, especially if projected inflation continues to run below the Committee’s 2 percent longer-run goal, and provided that longer-term inflation expectations remain well anchored.

When the Committee decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2 percent. The Committee currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the Committee views as normal in the longer run.

During the nine months ended March 31, 2014, the Company continued to adjust its asset/liability management tactics in two ways. First, the Company increased total assets by about $29.6 million while continuing to manage its Tier 1 capital. The primary segments of asset growth for the nine months ended March 31, 2014 were: mortgage-backed securities – held to maturity, $69.6 million, which was partially offset by decreases in investment securities available for sale - $36.9 million, and investment securities – held to maturity - $3.4 million. Second, we increased Tier 1 capital primarily through earnings retention. We anticipate growing our asset base to the range of $325 - $350 million for calendar year 2014, subject to economic and market conditions.

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

The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at quarter ends beginning in June 30, 2007, and extending through March 31, 2014. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive
December 31, 2010	0.00% to 0.25%	0.61%	3.30%	Positive
March 31, 2011	0.00% to 0.25%	0.80%	3.47%	Positive
June 30, 2011	0.00% to 0.25%	0.45%	3.18%	Positive
September 30, 2011	0.00% to 0.25%	0.25%	1.92%	Positive
December 31, 2011	0.00% to 0.25%	0.25%	1.89%	Positive
March 31, 2012	0.00% to 0.25%	0.33%	2.23%	Positive
June 30, 2012	0.00% to 0.25%	0.33%	1.67%	Positive
September 30, 2012	0.00% to 0.25%	0.23%	1.65%	Positive
December 31, 2012	0.00% to 0.25%	0.24%	1.85%	Positive
March 31, 2013	0.00% to 0.25%	0.25%	1.87%	Positive
June 30, 2013	0.00% to 0.25%	0.36%	2.52%	Positive
September 30, 2013	0.00% to 0.25%	0.33%	2.64%	Positive
December 31, 2013	0.00% to 0.25%	0.30%	2.84%	Positive
March 31, 2014	0.00% to 0.25%	0.44%	2.73%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment, and mortgage-backed securities portfolios for the nine months ended March 31, 2014, totaled $10.7 million, $47.8 million, and $17.1 million, respectively. Despite stagnant global interest rates and Treasury yields the Company continued to grow its balance sheet and used proceeds from maturities and Corporate calls of bonds, repayments on its mortgage-backed securities, and borrowings to purchase U.S. Government agency bonds, and U.S. Government agency CMOs.

During the nine months ended March 31, 2014, the Company increased its portfolio of: single-family mortgages by approximately $1.7 million, and construction loans by $909 thousand, which were partially offset by a $544 thousand decrease in land acquisition and development loans, a $834 thousand decrease in commercial real estate loans, and a $332 thousand decrease in multi-family real estate loans. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank’s market area. We expect that the housing market will continue to be weak throughout fiscal 2014. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans (primarily on residential properties), and commercial loans on business assets to partially increase interest income while limiting credit and interest rate risk. The Company has also offered higher yielding commercial and small business loans to existing customers and seasoned prospective customers.

During the nine months ended March 31, 2014, principal investment purchases were comprised of: floating rate U.S. Government agency CMOs – $86.2 million with a weighted average yield of 1.90%. The Company also purchased $8.7 million of callable U.S. Government agency multiple step-up bonds with initial lock out periods from 3 to 12 months and with a weighted average yield to first call of 1.91% and a weighted average yield to maturity of 4.30%. Single step-up bonds have one “step” or increase in coupon. Multiple step-up bonds have more than one “step” or increase in coupon. All of the purchases were classified as held to maturity for accounting purposes. The Company believes that the purchases will earn a return above the Company’s cost of funds.

Major investment proceeds received during the nine months ended March 31, 2014 were: investment grade corporate bonds – $35.8 million with a weighted average yield of approximately 1.68%; investment grade corporate utility first mortgage bonds – $6.2 million with a weighted average yield of 5.33%; investment grade U.S. dollar denominated foreign corporate bonds – $3.5 million with a weighted average yield of 3.72%, and U.S. Government agency multi step-up bonds – $2.0 million with a weighted average yield of 2.02%.

As of March 31, 2014, the implementation of these asset and liability management initiatives resulted in the following:

1)

$210.8 million or 66.4% of the Company’s assets were comprised of floating rate investment and mortgage-backed securities. Of this $210.8 million, approximately $208.8 million float on a monthly basis based upon changes in the one-month London Interbank Offered Rate (LIBOR) and about $2.0 million reprice on a quarterly basis based upon the three-month LIBOR.

2)

$208.8 million or 76.8% of the Company’s total investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

3)

$44.3 million or 16.3% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less – $12.7 million or 28.7%; 3 – 12 months – $8.3 million or 18.9%; 1 – 2 years – $17.0 million or 38.3%; 2 – 3 years – $2.6 million or 5.9% and 3 – 5 years – $3.7 million or 8.3%;

4)

$16.8 million or 6.2% of the Company’s investment portfolio was comprised of callable U.S. Government Agency multiple step-up bonds which are callable in less than 6 months. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

5)	$40.2 million or 12.7% of the Company’s assets were comprised of investment securities classified as available for sale;
6)	An aggregate of $12.0 million or 38.3% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months; and
7)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less – $129.1 million or 91.2%; 2 – 3 years – $2.5 million or 1.8%; and over 3 years – $10.0 million or 7.0%.

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

	March 31, 2014	June 30,
		2013	2012
		(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$258,734	$236,125	$180,617
Interest-bearing liabilities maturing or repricing within one year	217,258	188,841	165,879

Interest sensitivity gap	$ 41,476	$ 47,284	$ 14,738

Interest sensitivity gap as a percentage of total assets	13.08%	16.44%	5.39%
Ratio of assets to liabilities maturing or repricing within one year	119.09%	125.04%	108.88%

During the nine months ended March 31, 2014, the Company managed its one-year interest sensitivity gap by: (1) purchasing $86.2 million of floating-rate U.S. Government agency CMOs which reprice monthly; (2) increasing by approximately $32.4 million the Company’s borrowings that mature within one year. All of the referenced purchases were designated as held to maturity for accounting purposes. At March 31, 2014, investments available for sale totaled $40.2 million or 12.7% of total assets.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at March 31, 2014. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$60,112	$46,763	$39,297	$44,771	$50,169	$36,819	$26,593
% of Total Assets	19.0%	14.7%	12.4%	14.1%	15.8%	11.6%	8.4%
Base Case Up 100 bp
Cumulative Gap ($’s)	$60,320	$47,131	$39,924	$45,699	$51,354	$38,010	$26,593
% of Total Assets	19.0%	14.9%	12.6%	14.4%	16.2%	12.0%	8.4%
Base Case No Change
Cumulative Gap ($’s)	$61,018	$48,162	$41,476	$47,852	$53,835	$40,235	$26,593
% of Total Assets	19.2%	15.2%	13.1%	15.1%	17.0%	12.7%	8.4%
Base Case Down 100 bp
Cumulative Gap ($’s)	$61,019	$48,403	$42,077	$48,848	$54,968	$41,116	$26,593
% of Total Assets	19.2%	15.3%	13.3%	15.4%	17.3%	13.0%	8.4%
Base Case Down 200 bp
Cumulative Gap ($’s)	$61,331	$48,972	$43,018	$50,118	$56,241	$42,002	$26,593
% of Total Assets	19.3%	15.4%	13.6%	15.8%	17.7%	13.2%	8.4%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2014. This analysis was done assuming that the interest-earning assets will average approximately $330 million and $343 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at March 31, 2014. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	March 31, 2014					March 31, 2015
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	0.0%	1.4%	-	16.1%	32.6%	-2.0%	1.9%	-	19.6%	39.5%
Return on average equity	4.44%	4.59%	4.43%	6.08%	7.74%	4.90%	5.31%	5.10%	7.06%	8.96%
Return on average assets	0.45%	0.46%	0.43%	0.60%	0.77%	0.48%	0.52%	0.50%	0.71%	0.92%
Market value of equity (in thousands)	$36,024	$37,026	$37,596	$38,096	$37,549

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at March 31, 2014. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2014.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$1,680
5.20%

Adjustable rate	$362
4.55%

Undisbursed lines of credit
Adjustable rate	$5,375
3.75%

Loan origination commitments
Fixed rate	$175
4.17%
Adjustable rate	$1,890
5.00%

Letters of credit
Adjustable rate	$312
4.25%

$9,794

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2014, the Savings Bank had four performance standby letters of credit outstanding totaling approximately $312 thousand. All four performance letters of credit are secured by developed property. The letters of credit will mature within fifteen months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.    CONTROLS AND PROCEDURES

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

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

During the quarter ended March 31, 2014, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended March 31, 2014. No shares of Company common stock were purchased by the Company during the three months ended March 31, 2014.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs[2]
01/01/14 – 01/31/14	0	0.00	0	$0
02/01/14 – 02/28/14	200	10.50	0	$0
03/01/14 – 03/31/14	1,000	11.35	0	$1,500,000
Total	1,200	11.21	0	$1,500,000

(1)	1,200 shares indicated were purchased not pursuant to publicly announced plans or programs. These purchases were made through private transactions.
(2)	On March 31, 2014, the Company announced that the ESOP would commence a program to repurchase up to $1.5 million of common stock in the open market.

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

WVS FINANCIAL CORP.

May 15, 2014	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

May 15, 2014	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)