Form 10-K
period 2014-06-30
WVS FINANCIAL CORP
filed 2014-09-18
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of December 31, 2013, the aggregate value of the 1,486,654 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 571,276 shares held by all directors and officers of the registrant as a group, was approximately $18.21 million. This figure is based on the last known trade price of $12.249 per share of the registrant’s Common Stock on December 31, 2013.

Number of shares of Common Stock outstanding as of September 18, 2014: 2,056,975

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2014 are incorporated into Part II.

(2)	Portions of the definitive proxy statement for the 2014 Annual Meeting of Stockholders are incorporated into Part III.

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2014.

Lending Activities

General. At June 30, 2014, the Company’s net portfolio of loans receivable totaled $29.7 million, as compared to $31.5 million at June 30, 2013. Net loans receivable comprised 9.6% of the Company’s total assets at June 30, 2014, as compared to 11.0% at June 30, 2013. The principal categories of loans in the Company’s portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans, land acquisition and development loans and commercial loans. Substantially all of the Company’s mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration (“FHA”) nor partially guaranteed by the Department of Veterans Affairs (“VA”). Historically, the Company’s lending activities have been concentrated in single-family residential and land development and construction loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

All of the Company’s mortgage loans are secured by properties located in Pennsylvania. Moreover, substantially all of the Company’s non-mortgage loan portfolio consists of loans made to residents and businesses located in the Company’s primary market area.

Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2014, the Savings Bank’s limit on loans-to-one borrower was approximately $4.8 million. The Company’s general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2014, the Company’s five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $1.6 million to $2.8 million, with a $2.8 million group of loans-to-one borrower secured by real estate located in the Company’s primary market area and investments pledged by the borrower. Related outstanding disbursed principal balances on the Company’s five largest loans or group of loans-to-one borrower, including related entities, ranged from an aggregate of $672 thousand to $2.6 million. The remainder of the groups of loans-to-one borrower are secured primarily by real estate located in the Company’s primary market area. Included in this range are undisbursed loan proceeds (i.e. loans in process) ranging from $0 to $1.7 million.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s net loans receivable portfolio by type of loan at the dates indicated.

	At June 30,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:

Single-family	$15,634	52.17%	$13,611	42.74%	$13,514	33.92%	$14,984	29.60%	$17,247	30.24%
Multi-family	2,327	7.76	2,780	8.73	5,083	12.76	5,365	10.60	5,636	9.88
Commercial	4,523	15.09	5,787	18.17	7,623	19.13	7,732	15.27	7,635	13.39
Construction	1,872	6.25	2,546	8.00	4,997	12.54	11,569	22.85	15,059	26.41
Land acquisition and development	573	1.91	1,407	4.42	2,029	5.09	2,947	5.82	2,718	4.77

Total real estate loans	24,929	83.18	26,131	82.06	33,246	83.44	42,593	84.14	48,295	84.69

Consumer loans:
Home equity	2,834	9.46	3,141	9.86	3,590	9.01	4,494	8.88	4,866	8.53
Other	221	0.74	180	0.57	286	0.72	322	0.64	280	0.49

Total consumer loans	3,055	10.20	3,321	10.43	3,876	9.73	4,816	9.52	5,146	9.02

Commercial loans	1,584	5.29	1,890	5.94	2,222	5.58	3,210	6.34	3,585	6.29

Obligations (other than securities and leases) of states and political subdivisions	400	1.33	500	1.57	500	1.25	—	—	—	—

	29,968	100.00%	31,842	100.00%	39,844	100.00%	50,623	100.00%	57,026	100.00%

Less:
Net deferred loan origination fees	(10)		(4)		(26)		(41)		(66)
Allowance for loan losses	(234)		(307)		(385)		(630)		(645)

Net loans receivable	$29,724		$31,531		$39,433		$49,952		$56,315

Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company’s loans and mortgage-backed securities at June 30, 2014. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company’s loan portfolio.

	Real Estate Loans
	Single- family	Multi- family	Commercial	Construction	Land acquisition and development	Consumer loans	Commercial loans	Obligations (other than securities and leases) of states & political subdivisions	Mortgage- backed securities	Total
	(Dollars in Thousands)
Amounts due in:
One year or less	$548	$—	$552	$1,559	$—	$2,127	$—	$400	$—	$5,186
After one year through five years	1,000	—	1,825	313	315	265	619	—	—	4,337
After five years	14,086	2,327	2,146	—	258	663	965	—	215,335	235,780

Total(1)	$15,634	$2,327	$4,523	$1,872	$573	$3,055	$1,584	$400	$215,335	$245,303

Interest rate terms on amounts due after one year:
Fixed	$14,325	$228	$2,857	$313	$573	$847	$2	$—	$—	$19,145
Adjustable	761	2,099	1,114	—	—	81	1,582	—	215,335	220,972

Total	$15,086	$2,327	$3,971	$313	$573	$928	$1,584	$—	$215,335	$240,117

(1)	Does not include adjustments relating to the allowance for loan losses, accrued interest, deferred fee income and unearned discounts.

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

At June 30, 2014, the Company had approximately $651 thousand of renewed commercial real estate and construction loans. The $651 thousand in aggregate disbursed principal that has been renewed is comprised of: single-family speculative construction loans totaling $183 thousand, land acquisition and development loans totaling $315 thousand, and commercial real estate loans totaling $153 thousand. Management believes that the renewed commercial real estate and construction loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All of the loans that have been rolled over are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans.

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

The Company has not been an aggressive purchaser of loans. However, the Company may purchase whole loans or loan participations in those instances where demand for new loan originations in the Company’s market area is insufficient or to increase the yield earned on the loan portfolio. Such loans are generally presented to the Company from contacts primarily at other financial institutions, particularly those which have previously done business with the Company. At June 30, 2014, $285 thousand or 1.0% of the Company’s net loans receivable consisted of single-family mortgage whole loans purchased from another financial institution.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraised value and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 2014, $285 thousand or 1.0% of the Company’s net loans receivable were being serviced for the Company by others.

The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

	At or For the Year Ended June 30,
	2014	2013	2012
	(Dollars in Thousands)

Net loans receivable beginning balance	$31,531	$39,433	$49,952
Real estate loan originations
Single-family(1)	4,500	4,556	163
Multi-family	—	94	—
Commercial	677	1,060	945
Construction	2,548	—	3,373
Land acquisition and development	135	—	—

Total real estate loan originations	7,860	5,710	4,481

Home equity	170	91	766
Other	82	512	534

Total loan originations	8,112	6,313	5,781

Disbursements against available credit lines:
Home equity	1,665	1,849	2,048
Commercial	1,165	1,367	373

Total originations and purchases	10,942	9,529	8,202

Less:
Loan principal repayments	14,375	18,974	18,555
Transferred to real estate owned	—	—	336
Change in loans in process	(1,559)	(1,442)	90
Other, net(2)	(67)	(101)	(260)

Net decrease	(1,807)	$(7,902)	$(10,519)

Net loans receivable ending balance	$29,724	$31,531	$39,433

(1)	Consists of loans secured by one-to-four family properties.
(2)	Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2014, $15.6 million or 52.2% of the Company’s total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. The increase of $2.0 million in single-family residential real estate loans during fiscal 2014 was primarily the result of originations in excess of pay downs on single-family residential real estate loans. Single-family loan originations totaled $4.5 million and decreased $56 thousand or 1.2% during the fiscal year ended June 30, 2014, when compared to fiscal 2013. The Company continued to actively originate single-family loans in order to make single-family loans available to the public and in order to generate interest income. All single-family loans originated were portfolioed into the Company’s balance sheet. The Company continued to offer shorter duration consumer, home equity, construction loans, land acquisition and development loans and commercial loans.

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

At June 30, 2014, approximately $14.6 million or 93.5% of the single-family residential loans in the Company’s loan portfolio consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company’s experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

The Company is permitted to lend up to 100% of the appraised value of real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by state banking regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 75% of the appraised value of the security property. Prior to the global financial crisis experienced during fiscal 2009 and continued throughout fiscal 2010, 2011, 2012, 2013 and 2014, and pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance (“PMI”) was obtained on residential loans for which loan-to-value ratios exceed 80% according to the following schedule: loans exceeding 80% but less than 90% - 25% coverage; loans exceeding 90% but less than 95% - 30% coverage; and loans exceeding 95% through 100% - 35% coverage. Since the beginning of the global financial crisis of fiscal 2009, the major PMI companies were downgraded by the rating agencies with respect to financial capacity and claims payment ability. Accordingly, the Board of Directors amended the Company’s underwriting guidelines to preclude the use of PMI until the PMI companies regained their financial footing. Effective July 1, 2014, the Board of Directors amended the Company’s underwriting guidelines to permit the use of PMI. No loans are made in excess of 80% of appraised value without PMI.

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

Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2014, $2.3 million or 7.8% of the Company’s total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented a decrease of $453 thousand or 16.3% from fiscal 2013. Of the $2.3 million, approximately $2.1 million or 90.2% provide for an adjustable rate of interest, while approximately $228 thousand or 9.8% are fixed rate loans.

At June 30, 2014, $4.5 million or 15.1% of the Company’s loan portfolio consisted of loans secured by existing commercial real estate properties, which represented a decrease of $1.3 million or 21.8% from June 30, 2013. Of the $4.5 million, approximately $1.5 million or 33.5% provide for an adjustable rate of interest, while approximately $3.0 million or 66.5% are fixed rate loans. The Company has not emphasized commercial real estate lending due to continued economic weakness in fiscal 2014.

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

At June 30, 2014 the Company’s multi-family residential and commercial real estate loan portfolio consisted of approximately 28 loans with an average principal balance of $245 thousand. At June 30, 2014, the Company had no multi-family residential real estate loans and one commercial real estate loan that was classified as non-accrual loans.

Construction Loans. For many years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company’s primary market area. At June 30, 2014, construction loans amounted to approximately $1.9 million or 6.2% of the Company’s total loan portfolio, which represented a decrease of $674 thousand or 26.5% from June 30, 2013. The decrease was principally due to sales of single-family speculative construction built homes and reduced demand for originations. As of June 30, 2014, the Company’s portfolio of construction loans consisted primarily of $1.7 million of loans for the construction of multi-family residential real estate, and $185 thousand of loans for the construction of single-family residential real estate. There were $2.5 million construction loan originations during the fiscal year ended June 30, 2014, as compared to $0 in construction loan originations in fiscal 2013. Due to the stagnant economy, a number of the Company’s small builders had experienced slow sales of their housing inventories during fiscal 2011. During fiscal 2012, many of these small builders were able to liquidate their housing inventories and repay their loans to the Savings Bank. Due to continued economic weaknesses in fiscal 2014, many of the small builders curtailed their building of speculative single-family construction loans. Repayments on construction loans during fiscal 2014 caused a $674 thousand or 26.5% decrease in construction loan balances. Management continues to monitor housing starts both locally and nationally.

Construction loans are made for the purpose of constructing a single-family residence. The Company will underwrite such loans to individuals on a construction/permanent mortgage loan basis or to a builder/developer on a speculative (not pre-sold) construction mortgage loan basis. At June 30, 2014, total outstanding construction loans comprised approximately 6.3% of the Company’s total loan portfolio and were made to local real estate builders and developers with whom the Company has worked for a number of years for the purpose of constructing primarily single-family residences. Upon application, credit review and analysis of personal and corporate financial statements, the Company may grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $1.2 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company’s authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2014, the Company also had $573 thousand or 1.9% of the total loan portfolio invested in land development loans, which consisted of 2 loans to 2 borrowers.

Speculative construction loans generally have maturities of 18 months, including one 6 month extension, with payments being made monthly on an interest-only basis. Thereafter, the permanent financing arrangements will generally provide for either an adjustable or fixed interest rate, consistent with the Company’s policies with respect to residential and commercial real estate financing.

The Company intends to maintain its involvement in construction lending within its primary market area. Such loans afford the Company the opportunity to increase the interest rate sensitivity of its loan portfolio. Commercial real estate and construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences. Depending upon local real estate market conditions, the Company may begin to apply more stringent underwriting criteria on new construction loans and renewals. Specifically, the Company may reduce its overall portfolio of construction loans through alteration, reduce loan to value ratios to below 75%, or require higher credit profile of guarantors.

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

Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2014, $3.1 million or 10.2% of the Company’s total loan portfolio consisted of consumer loans, which represented a decrease of $266 thousand or 8.0% from fiscal 2013. The $266 thousand decrease was primarily attributable to pay downs on existing consumer loans. The consumer loans offered by the Company include home equity loans, home equity lines of credit, automobile loans, loans secured by deposit accounts, personal loans, and education. Approximately 92.8% of the Company’s consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2014, approximately 30.0% of the Company’s home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

Commercial Loans. At June 30, 2014, $1.6 million or 5.3% of the Company’s total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, marketable investment securities, business inventory and equipment, and similar collateral. The $306 thousand or 16.2% decrease during fiscal 2014 was principally due to the repayments on the Company’s commercial loan portfolio. The Company is continuing to selectively develop this line of business in order to increase interest income and to attract compensating deposit account balances.

Loan Fee Income. In addition to interest earned on loans, the Company may receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

The Company’s loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with ASC Topic 310, the Company has recognized $7 thousand, $20 thousand and $10 thousand of deferred loan fees during fiscal 2014, 2013 and 2012, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. Loans previously originated with lower or no loan origination fees will reduce the recognition of associated deferred fee balances while loans originated with higher loan origination fees will increase the recognition of associated deferred fee balances.

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

	At June 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Non-accruing loans:
Real estate:
Single-family (1)	$408	$477	$363	$784	$1,018
Commercial (2)	49	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	701	701	1,024	289
Land Acquisition and Development	—	280	290	—	—
Consumer (3)	150	150	150	358	359
Commercial loans and leases	—	—	—	—	—

Total non-accrual loans	607	1,608	1,504	2,166	1,666

Accruing loans greater than 90 days delinquent	—	—	—	—	—

Total non-performing loans	$607	$1,608	$1,504	$2,166	$1,666

Real estate owned	—	—	235	235	—

Total non-performing assets	$607	$1,608	$1,739	$2,401	$1,666

Troubled debt restructurings	$150	$150	$150	$—	$—

Potential problem loans	$—	$—	$—	$—	$—

Total non-performing loans and potential problem loans and troubled debt restructurings as a percentage of net loans receivable	2.04%	5.10%	3.81%	4.34%	2.96%

Total non-performing assets to total assets	0.20%	0.51%	0.58%	1.05%	0.47%

Total non-performing assets, troubled debt restructurings and potential problem loans as a percentage of total assets	0.20%	0.56%	0.64%	1.05%	0.47%

(1)	At June 30, 2014, non-accrual single-family residential real estate loans consisted of two loans.
(2)	At June 30, 2014, non-accrual commercial real estate loans consisted of one loan.
(3)	At June 30, 2014, non-accrual consumer loans consisted of one trouble debt restructuring.

The $1.0 million decrease in non-performing assets during the twelve months ended June 30, 2014 was primarily attributable to the payoff in full of one single-family residential construction loan totaling $701 thousand, the sale of one land loan totaling $280 thousand, and the reclassification to performing status of one single-family residential real estate loan totaling $69 thousand, which were partially offset by the classification to non-performing status of one commercial real estate loan totaling $49 thousand.

The Company had two non-accrual single-family real estate loans totaling approximately $408 thousand, one non-accrual home equity line of credit totaling approximately $150 thousand, and one non-accrual commercial real estate loan totaling approximately $49 thousand, at June 30, 2014. The loans are all collateral dependent and in various stages of collection.

At June 30, 2014, the Company had two collateral dependent loans, totaling $199 thousand that it considered to be impaired. The Company’s impaired loans, at June 30, 2014, were comprised of: one owner-occupied home equity line of credit loan totaling $150 thousand, and one commercial real estate loan totaling $49 thousand.

The home associated with the impaired home equity line of credit is considered to be impaired because the loan has matured. The customer continues to make interest only payments on the account.

The commercial real estate parcel is comprised of a music studio. This loan is considered impaired because the loan was over ninety days delinquent.

During fiscal 2014, 2013 and 2012, approximately $40 thousand, $59 thousand and $101 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $14 thousand, $95 thousand and $109 thousand, respectively.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2014, is adequate.

The allowance for loan losses at June 30, 2014 decreased $73 thousand to $234 thousand, from $307 thousand at June 30, 2013. The decrease in the allowance for loan losses was primarily attributable to a $107 thousand decrease in reduction in the ALLL related to one non-accrual single-family residential construction loan which was paid off in full, and a $24 thousand reduction due to the decreases in the loan portfolio, which were partially offset by a $54 thousand increase in the ALLL related to two non-accrual single-family residential real estate loans, and a $3 thousand increase in the ALLL related to one non-accrual commercial real estate loan which was classified as non-accrual during fiscal 2014. The Company believes that the loan loss reserve levels are prudent and warranted at this time due to the weakness of the national economy. The changes in prior years reflected a number of factors, the most significant of which were the changes in the Company’s level of performing loans, non-performing assets and the industry trend towards greater emphasis on the allowance method of providing for loan losses.

The following table summarizes changes in the Company’s allowance for loan losses and other selected statistics for the periods indicated.

	At June 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)

Average net loans	$31,900	$35,398	$45,767	$54,276	$58,241

Allowance balance (at beginning of period)	$307	$385	$630	$645	$662
Provision for loan losses	(73)	(68)	(104)	(15)	(11)
Charge-offs:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	141	—	—
Land acquisition and development	—	10	—	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	6

Total charge-offs	—	10	141	—	6

Recoveries:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total recoveries	—	—	—	—	—

Net loans charged-off	—	10	141	—	6

Allowance balance (at end of period)	$234	$307	$385	$630	$645

Allowance for loan losses as a percentage of total loans receivable	0.78%	0.96%	0.97%	1.24%	1.13%

Net loans charged-off (recovered) as a percentage of average net loans	0.00%	0.03%	0.31%	0.00%	0.01%

Allowance for loan losses to non-performing loans	38.55%	19.09%	25.60%	29.09%	38.72%

Net loans charged-off (recovered) to allowance for loan losses	0.00%	3.26%	36.62%	0.00%	0.93%

Recoveries to charge-offs	0.00%	0.00%	0.00%	0.00%	0.00%

The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

	At June 30,
	2014		2013		2012		2011		2010
	% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate loans:
Single-family	$103	52.17%	$47	42.74%	$73	33.92%	$87	29.60%	$147	30.24%
Multi-family	12	7.76	14	8.73	26	12.76	27	10.60	28	9.88
Commercial	45	15.09	57	18.17	76	19.13	79	15.27	66	13.39
Construction	14	6.25	117	8.00	122	12.54	243	22.85	47	26.41
Land acquisition and development	5	1.91	8	4.42	21	5.09	55	5.82	213	4.77
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total real estate Loans	179	83.18	243	82.06	318	83.44	491	84.14	501	84.69

Consumer loans:
Home equity	44	9.46	51	9.86	52	9.01	84	8.88	76	8.53
Other	3	0.74	2	0.57	1	0.72	1	0.64	1	0.49
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total consumer loans	47	10.20	53	10.43	53	9.73	85	9.52	77	9.02

Commercial loans:
Commercial loans	8	5.29	11	5.94	14	5.58	54	6.34	67	6.29
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total commercial loans	8	5.29	11	5.94	14	5.58	54	6.34	67	6.29

Obligations (other than securities and leases) of states and political subdivisions	—	1.33	—	1.57	—	1.25	—	0.00	—	0.00

	$234	100.00%	$307	100.00%	$385	100.00%	$630	100.00%	$645	100.00%

In accordance with generally accepted accounting principles, the Company established a separate reserve for off-balance sheet items beginning in fiscal 2006. At June 30, 2014 this accounting reserve totaled $48 thousand.

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

Private-Label Collateralized Mortgage Obligations. The following table sets forth information with respect to the Company’s private-label CMO portfolio as of June 30, 2014. At the time of purchase, all of our private-label CMO’s were rated in the highest investment category by at least two ratings agencies.

		At June 30, 2014
		Rating			Book Value	Fair Value[1]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$1,407	$1,720	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	284	308	39
126694KF4	CWHL SER 24 A15	D	N/A	D	570	615	79
126694MP0	CWHL SER 26 1A5	D	N/A	D	293	319	36

					$2,554	$2,962	$355

For a detailed discussion of the Company’s mortgage-backed securities, including our private-label collateralized mortgage obligations, please see Management’s Discussion and Analysis, “Investments”, in the Company’s fiscal year 2014 Annual Report included as Exhibit 13.

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

[1]	Fair value estimate provided by the Company’s independent third party valuation consultant, unless otherwise noted.

The following tables set forth the amortized cost and fair values of the Company’s investment securities portfolio at the dates indicated.

	2014	2013	2012
Investment Securities Available for Sale at June 30,	(Dollars in Thousands)

Corporate debt obligations	$26,123	$73,349	$55,965
Foreign debt securities (1)	2,066	3,718	1,671

Total amortized cost	28,189	77,067	57,636
Equity securities	—	—	—

Total amortized cost	$28,189	$77,067	$57,636

Total estimated fair value	$28,387	$77,186	$57,620

Investment Securities Held to Maturity at June 30,

Corporate debt obligations	$5,199	$14,425	$22,810
Foreign debt securities (1)	—	2,000	2,002
U.S. Government agency securities	16,848	9,995	57,588
Obligations of states and political subdivisions	—	—	—

	22,047	26,420	82,400
FHLB stock	6,440	5,682	7,595

Total amortized cost	$28,487	$32,102	$89,995

Total estimated fair value	$28,920	$32,638	$91,654

Information regarding the amortized cost and contractual maturities of the Company’s investment portfolio at June 30, 2014 is presented below.

	Due in one year or less	Due after one through two years	Due after two through three years	Due after three through five years	Due after five through ten years	Due after ten years	Total
	(Dollars In Thousands)
AVAILABLE FOR SALE
Corporate Debt Securities	$10,921	$13,207	$1,003	$—	$992	$—	$26,123
Foreign Debt Securities (1)	1,553	513	—	—	—	—	2,066

Total	$12,474	$13,720	$1,003	$—	$992	$—	$28,189

HELD TO MATURITY
U.S. Government Agency Securities	$—	$—	$—	$—	$—	$16,848	$16,848
Corporate Debt Securities	999	—	523	3,677	—	—	5,199
Foreign Debt Securities (1)	—	—	—	—	—	—	—

Total	$999	$—	$523	$3,677	$—	$16,848	$22,047

At June 30, 2014, the Company had no securities classified as trading investment securities.

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

The following table sets forth information with respect to the investment securities, comprised solely of corporate debt obligations, owned by the Company at June 30, 2014 which had a carrying value greater than 10% of the Company’s stockholders’ equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All corporate securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services.

Name of Issuer	Carrying Value	Fair Value
	(Dollars in Thousands)
Dun & Bradstreet Corp.	$4,623	$4,623

For a detailed discussion of the Company’s Investment Securities, please see Management’s Discussion and Analysis, “Investments”, in the Company’s fiscal year 2014 Annual Report included as Exhibit 13.

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

Deposits. Current deposit products include regular savings accounts, demand accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts and certificates of deposit ranging in terms from 30 days to 10 years. The Company’s deposit products also include Individual Retirement Account certificates (“IRA certificates”). In order to attract new and lower cost core deposits, the Company continued to promote a no minimum balance, “free” checking account product and Internet Banking. The Company’s local deposits are obtained primarily from residents of northern Allegheny, southern Butler and eastern Beaver counties, Pennsylvania. The Company utilizes various marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.

The Company has drive-up banking facilities and automated teller machines (“ATMs”) at its McCandless, Franklin Park, Bellevue and Cranberry Township offices. The Company also has an ATM machine at its West View Office. The Company participates in the PULSE® and CIRRUS® ATM networks. The Company also participates in an ATM program called the Freedom ATM AllianceSM. The Freedom ATM AllianceSM allows West View Savings Bank customers to use other Pittsburgh area Freedom ATM AllianceSM affiliates’ ATMs without being surcharged and vice versa. The Freedom ATM AllianceSM was organized to help smaller local banks compete with larger national banks that have larger ATM networks.

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

The Company may periodically utilize wholesale deposits, including brokered certificates of deposit, in order to rebalance its short-term liability structure, and to partially finance its holdings of investment securities. The use of wholesale deposits also allowed the Company to better match its corporate bond maturities and cash-flows from its CMO securities. At June 30, 2014, the Company had no brokered certificates of deposits.

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended June 30,
	2014	2013	2012
	(Dollars in Thousands)
Increase (decrease) before interest credited	$983	$(2,071)	$(2,178)
Interest credited	352	422	585

Net deposit increase (decrease)	$1,335	$(1,649)	$(1,593)

The following table sets forth maturities of the Company’s certificates of deposit of $100,000 or more at June 30, 2014, by time remaining to maturity.

Amounts
(Dollars in Thousands)

Three months or less	$1,299
Over three months through six months	1,019
Over six months through twelve months	1,679
Over twelve months	1,056

$5,053

The following table sets forth the average balances of the Company’s deposits and the average rates paid thereon for the past three years. Average balances were derived from daily average balances.

	At June 30,
	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Regular savings and club accounts	$42,654	0.07%	$39,924	0.10%	$38,577	0.16%
NOW accounts	21,405	0.02	20,717	0.02	19,394	0.04
Money market deposit accounts	24,321	0.09	24,354	0.11	23,492	0.18
Certificate of deposit accounts	54,854	0.50	39,739	0.76	43,630	0.97
Escrows	425	0.00	441	0.68	495	1.41

Total interest-bearing deposits and escrows	143,659	0.23	125,175	0.30	125,588	0.43
Non-interest-bearing checking accounts	17,877	0.00	16,783	0.00	17,065	0.00

Total deposits and escrows	$161,536	0.20%	$141,958	0.27%	$142,653	0.38%

For a detailed discussion of the Company’s deposits, please see Management’s Discussion and Analysis, “Deposits”, in the Company’s fiscal year 2014 Annual Report included as Exhibit 13.

Borrowings. For a detailed discussion of the Company’s borrowings and asset and liability management activities, please see Management’s Discussion and Analysis, “Borrowed Funds” and “Quantitative and Qualitative Disclosures about Market Risk”, in the Company’s fiscal year 2014 Annual Report included as Exhibit 13.

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

Employees

The Company had 28 full-time employees and 16 part-time employees as of June 30, 2014. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

REGULATION AND SUPERVISION

2010 Regulatory Reform. On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The 2010 law establishes an independent federal consumer protection bureau within the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The following discussion summarizes significant aspects of the 2010 law that may affect WVS and the Savings Bank. Many of the regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of the Savings Bank:

•

An independent consumer financial protection bureau has been established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like West View Savings Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier I capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed.

•	Deposit insurance is permanently increased to $250,000.

•	The deposit insurance assessment base calculation now equals the depository institution’s average total assets minus the sum of its average tangible equity during the assessment period.

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

The Company

General. The Company, as a bank holding company, is subject to regulation and supervision by the Federal Reserve Board and by the Pennsylvania Department of Banking and Securities (the “Department”). The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the Department.

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

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. To implement the 2010 legislation, the Federal Deposit Insurance Corporation amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category.

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

The Savings Bank was a “well capitalized” institution as of June 30, 2014.

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

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2014, the Savings Bank met each of its capital requirements. See the description of the newly promulgated capital requirements above that will be phased in over time.

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

At June 30, 2014, the Savings Bank was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions. The newly promulgated capital requirements described above also will impact the prompt corrective action rules.

Volcker Rule Regulations

Regulations adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act that are commonly referred to as the Volcker Rule became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interest in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The Company is currently reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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

Audit by IRS. The Company’s consolidated federal income tax returns for taxable years through December 31, 2011, have been closed for the purpose of examination by the Internal Revenue Service. The Company’s 2011 federal income tax return was audited by the IRS during fiscal 2014. The IRS proposed no adjustments to the 2011 federal tax return.

State Taxation. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Pennsylvania Corporate Net Income Tax rate is 9.99% and is imposed on the Company’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.067% of a corporation’s capital stock value, which is determined in accordance with a fixed formula based upon average net income and consolidated net worth.

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

The Company has investments in MBS, including agency and private label MBS. PLMBS investments carry a significant amount of credit risk, relative to other investments within the Company’s portfolio. The PLMBS segment accounts for 0.8% of the Company’s total assets and 0.8% of the Company’s total interest income.

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

During fiscal 2012, 2013 and 2014, the Company recorded $131 thousand, $12 thousand, and $19 thousand, respectively, of credit impairment charges, and $114 thousand, $0, and $0, respectively, to accumulated other comprehensive income (net of income tax effect of $58 thousand, $0, and $0, respectively) related to non-credit other than temporary impairments. During fiscal 2012, 2013, and 2014, the Company was able to accrete back into other comprehensive income $495 thousand, $549 thousand, and $229 thousand, respectively (net of income tax effect of $255 thousand, $282 thousand, and $118 thousand, respectively), based on principal repayments on private-label mortgage-backed securities previously identified with other than temporary impairment (“OTTI”). Cash repayments on the Company’s PLMBS portfolio totaled $13.4 million, $7.1 million and $1.5 million, for fiscal years 2012, 2013 and 2014, respectively.

During fiscal 2014, the level of delinquencies continued at high levels within the PLMBS portfolio. Continued deterioration in the mortgage and credit markets could result in additional other-than-temporary impairment charges in our legacy PLMBS which could negatively affect the Company’s financial condition, results of operations, or its capital position. During fiscal 2014, one additional credit impairment was recognized on one private-label mortgage-backed security previously identified with OTTI.

At June 30, 2014, the Company, based on its analysis, has concluded that three PLMBS are other-than-temporarily impaired, as discussed above. The remaining securities portfolio has experienced unrealized losses and a decreased fair value due to interest rate volatility, illiquidity in the market place or credit deterioration in the U.S. mortgage markets.

The amount of unrealized losses decreased to $835 thousand at June 30, 2014 from $1.2 million at June 30, 2013. The amount of unrealized losses decreased primarily due to cash repayments of principal on the PLMBS, and also due to increases in the estimated fair values of the PLMBS over time.

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

Our ability to pay dividends to our shareholders depends to a large extent upon the dividends we receive from West View Savings Bank. Dividends paid by the Savings Bank are subject to restrictions under Pennsylvania and federal laws and regulations. In addition, West View Savings Bank must maintain certain capital levels, which may restrict the ability of the Bank to pay dividends to us and our ability to pay dividends to our shareholders. Those restrictions will increase under the capital conservation buffer, which will be phased in from January 1, 2016 to January 1, 2019, and, when fully phased in, will require a banking organization to hold an additional 2.5% of common equity capital as a percentage of its risk-weighted assets. For banking organizations not meeting the buffer requirement, dividend limitations, based on a percentage of “eligible retained income,” become increasingly more stringent as the buffer approaches zero.

In connection with a previous regulatory examination of the Savings Bank, including a review of the Savings Bank private label mortgage–backed securities portfolio and the downgrades of certain private label CMO’s within the Savings Bank’s investment portfolio, the Savings Bank previously agreed to take certain actions to monitor and improve asset quality and its regulatory capital. These actions included additional documentation and monitoring procedures relating to its assessment of other than temporary impairment and the market (fair) value estimates of its investment securities, the submission of a capital plan to the FDIC and the Pennsylvania Department of Banking (the “Department”), and a requirement to obtain the prior non-objection from its regulatory banking agencies for any dividends payable by the Savings Bank to the Company. As a result of a recent regulatory examination of the Savings Bank, these requirements have been removed. Similar commitments that the Company agreed to with the Federal Reserve have been removed.

The Company previously announced and reported a reduction of its quarterly cash dividend from $0.16 to $0.04 per share along with the suspension of common stock repurchases under its stock repurchase program. The Company believes that these actions demonstrate its commitment to serve as a source of strength to the Savings Bank and are appropriate in light of today’s economic environment. The Company believes that its stand alone liquidity is strong with liquid assets totaling approximately $1.4 million at June 30, 2014. This level of liquidity could support operating expenses and the current dividend for about three years without any dividend income from the Savings Bank. Dividends are subject to declaration by the Board of Directors, which take into account the Company’s financial condition, earnings, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

On March 31, 2014, the Company announced that its Employee Stock Ownership Plan (the “ESOP”) intends to purchase up to an additional $1.5 million of Company common stock for participants in the ESOP. In order to acquire the additional shares, the ESOP will purchase up to $1.5 million of Company common stock (approximately 130,000 shares at the then current market price) in the open market, in privately negotiated transactions, or, if subsequently authorized by the Board of Directors, authorized but unissued shares directly from the Company. Purchases of Company common stock will be made by the ESOP from time to time at prevailing market prices at the discretion of the ESOP trustee. The stock purchases by the ESOP will be funded by a line of credit from the Company, which will convert to a 20-year term loan no later than March 31, 2015.

On April 30, 2014, WVS Financial Corp. (the “Company”), the holding company for West View Savings Bank (the “Savings Bank”), announced that the Company’s Board of Directors authorized the reopening of its Tenth Stock Repurchase Program. The Tenth Stock Repurchase Program was originally announced on January 28, 2009 and targeted 106,000 shares. The Tenth Stock Repurchase Program was suspended on October 26, 2010 after repurchasing 64,255 common shares. The Company intends on repurchasing 41,745 shares of Company common stock from time to time in open market or private transactions as, in the opinion of management, market conditions warrant.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2014.

Description/Address	Leased/Owned

McCandless Office 9001 Perry Highway Pittsburgh, PA 15237	Owned

West View Boro Office 456 Perry Highway Pittsburgh, PA 15229	Owned

Cranberry Township Office 20531 Perry Highway Cranberry Township, PA 16066	Owned

Sherwood Oaks Office 100 Norman Drive Cranberry Township, PA 16066	Leased(1)

Bellevue Boro Office 572 Lincoln Avenue Pittsburgh, PA 15202	Leased(2)

Franklin Park Boro Office 2566 Brandt School Road Wexford, PA 15090	Owned

(1)	The Company operates this office out of a retirement community. The lease is for a period of 24 months ending in December 2015.
(2)	The lease is for a period of 10 years ending in November 2016.

Item 3.	Legal Proceedings.

 (a)The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b)Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information required herein is incorporated by reference from page 77 of the Company’s 2014 Annual Report to Stockholders included as Exhibit 13 (“2014 Annual Report”).

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended June 30, 2014.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
04/01/14 – 04/30/14	48,174	11.79	48,174	$ 931,967
05/01/14 – 05/31/14	6,852	11.49	6,852	$ 853,267
06/01/14 – 06/30/14	5,416	10.80	5,416	$ 794,768
Total	60,442	11.67	60,442	$ 794,768

(1)	All shares indicated were purchased under the Company’s ESOP Stock Purchase Program.
(2)	ESOP Stock Purchase Program
(a)	Announced March 31, 2014.
(b)	$1,500,000 of common shares approved for purchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has $794,768 of shares remaining to be purchased at June 30, 2014.
(e)	Not applicable.

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended June 30, 2014.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
04/01/14 – 04/30/14	0	0.00	0	41,745
05/01/14 – 05/31/14	0	0.00	0	41,745
06/01/14 – 06/30/14	955	10.91	955	40,790
Total	955	10.91	955	40,790

(1)	All shares indicated were purchased under the Company’s reopened Tenth Stock Repurchase Program.
(2)	Tenth Stock Repurchase Program
(a)	Announced April 30, 2014.
(b)	41,745 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 40,790 shares remaining to be purchased at June 30, 2014.
(e)	Not applicable.

Item 6.	Selected Financial Data.

The information required herein is incorporated by reference from pages 3 to 4 of the Company’s 2014 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required herein is incorporated by reference from pages 5 to 16 of the Company’s 2014 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required herein is incorporated by reference from pages 17 to 22 of the Company’s 2014 Annual Report.

Item 8.	Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 23 to 76 of the Company’s 2014 Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of June 30, 2014. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

The information required herein is incorporated by reference from pages 2 to 8 of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders dated September 18, 2014 (“Proxy Statement”).

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

Michael R. Rutan. Age 53. Mr. Rutan has been Senior Vice President of Operations since November 2012. Prior to joining the company, Mr. Rutan had served in various increasing roles of responsibility in the Risk Management, Human Resources, and Finance functions of the PNC Financial Services Group, Inc. beginning in October 1993. Prior thereto, Mr. Rutan served as a bank examiner with the Office of Thrift Supervision (“OTS”, now the Office of Comptroller of the Currency “OCC”).

Keith A. Simpson. Age 57. Mr. Simpson has been Treasurer of the Company and the Savings Bank since April 2003 and Vice President and Chief Accounting Officer of the Company and the Savings Bank since November 2002. Previously, Mr. Simpson was Controller and Assistant Treasurer of the Savings Bank since October 1995. In October 2008, Mr. Simpson filed personal bankruptcy under Chapter 7 of the U.S. Bankruptcy Code, which was discharged in February 2009.

Bernard P. Lefke. Age 63. Mr. Lefke has been Vice President of Administration of the Savings Bank since November 2012. Previously, Mr. Lefke was Vice President of Savings of the Savings Bank since February 1991, and an Assistant Vice President and Branch Manager of the Savings Bank since 1981.

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

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of June 30, 2014.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	114,519	$16.20	37,481

Equity compensation plans not approved by security holders	—	—	—

Total	114,519	$16.20	37,481

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from pages 4 and 13 to 14 of the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required herein is incorporated by reference from pages 14 to 15 of the Company’s Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

(1)	The following documents are filed as part of this report and are incorporated herein by reference from the Company’s 2014 Annual Report.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheet at June 30, 2014 and 2013.

Consolidated Statement of Income for the Years Ended June 30, 2014, 2013 and 2012.

Consolidated Statement of Comprehensive Income for the Years Ended June 30, 2014, 2013 and 2012.

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended June 30, 2014, 2013 and 2012.

Consolidated Statement of Cash Flows for the Years Ended June 30, 2014, 2013 and 2012.

Notes to the Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission (“SEC”) are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 1, 2007.

3.2	Amended and Restated By-Laws	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 28, 2009.

4	Stock Certificate of WVS Financial Corp.	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.1	WVS Financial Corp. Amended and Restated Recognition Plans and Trusts for Executive Officers, Directors and Key Employees *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.2	WVS Financial Corp. Employee Stock Ownership Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.3	Amended West View Savings Bank Employee Profit Sharing Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.4	Amended and Restated Employment Agreement between WVS Financial Corp., West View Savings Bank and David Bursic *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

No.	Description	Location

10.5	Amended and Restated Directors Deferred Compensation Program *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.6	WVS Financial Corp. 2008 Stock Incentive Plan *	Incorporated by reference from the Definitive Proxy Statement filed by the Company with the SEC on September 26, 2008.

10.7	Supplemental Executive Retirement Plan effective September 1, 2013 by and between West View Savings Bank and David Bursic*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

10.8	Split Dollar Life Insurance Agreement effective September 1, 2013 by and between West View Savings Bank and David Bursic*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

10.9	Form of Split Dollar Life Insurance Agreement effective September 1, 2013 by and between West View Savings Bank and each of Keith Simpson and Michael Rutan*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

13	2013 Annual Report to Stockholders	Filed herewith

14.1	Ethics Policy	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

14.2	Code of Ethics for Senior Financial Officers	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

21	Subsidiaries of the Registrant – Reference is made to Item 1. “Business” for the required information	—

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Accounting Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Accounting Officer	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

No.	Description	Location

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

September 18, 2014	By:	/s/ David J. Bursic
David J. Bursic
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David J. Bursic
David J. Bursic, Director, President and Chief Executive Officer (Principal Executive Officer)	September 18, 2014

/s/ Keith A. Simpson
Keith A. Simpson, Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	September 18, 2014

/s/ David L. Aeberli
David L. Aeberli,	September 18, 2014
Chairman of the Board of the Directors

/s/ John W. Grace
John W. Grace, Director	September 18, 2014

/s/ Lawrence M. Lehman
Lawrence M. Lehman, Director	September 18, 2014

/s/ Margaret VonDerau
Margaret VonDerau, Director	September 18, 2014

/s/ Joseph W. Unger
Joseph W. Unger, Director	September 18, 2014