Form 10-Q
period 2014-09-30
WVS FINANCIAL CORP
filed 2014-11-14
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Shares outstanding as of November 14, 2014: 2,050,430 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	September 30, 2014	June 30, 2014
Assets
Cash and due from banks	$ 1,255	$ 1,088
Interest-earning demand deposits	278	272

Total cash and cash equivalents	1,533	1,360
Certificates of deposit	350	598
Investment securities available-for-sale (amortized cost of $26,798 and $28,189)	26,934	28,387
Investment securities held-to-maturity (fair value of $36,661 and $22,480)	36,283	22,047
Mortgage-backed securities held-to-maturity (fair value of $208,095 and $215,016)	207,793	215,335
Net loans receivable (allowance for loan losses of $237 and $234)	30,956	29,724
Accrued interest receivable	923	638
Federal Home Loan Bank stock, at cost	6,909	6,440
Premises and equipment, net	641	615
Bank owned life insurance	4,171	4,136
Deferred tax assets (net)	516	512
Other assets	227	148

TOTAL ASSETS	$ 317,236	$ 309,940

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 18,590	$ 16,300
NOW accounts	20,946	21,077
Savings accounts	43,756	44,428
Money market accounts	24,748	24,730
Certificates of deposit	33,644	34,833
Advance payments by borrowers for taxes and insurance	278	491

Total deposits	141,962	141,859
Federal Home Loan Bank advances: long-term	117,805	111,696
Federal Home Loan Bank advances: short-term	24,753	23,626
Accrued interest payable	168	170
Other liabilities	772	801

TOTAL LIABILITIES	285,460	278,152

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued; 2,050,430 and 2,056,975 shares outstanding	38	38
Additional paid-in capital	21,485	21,485
Treasury stock: 1,755,206 and 1,748,661 shares at cost, respectively	(26,772)	(26,700)
Retained earnings, substantially restricted	38,552	38,335
Accumulated other comprehensive loss	(421)	(420)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,106)	(950)

TOTAL STOCKHOLDERS’ EQUITY	31,776	31,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 317,236	$ 309,940

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,
	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$ 373	$ 414
Investment securities—taxable	295	498
Mortgage-backed securities	796	474
Certificates of deposit	2	3
FHLB Stock	54	13

Total interest and dividend income	1,520	1,402

INTEREST EXPENSE:
Deposits	59	79
Federal Home Loan Bank advances – long-term	212	211
Federal Home Loan Bank advances – short-term	17	54

Total interest expense	288	344

NET INTEREST INCOME	1,232	1,058
PROVISION FOR LOAN LOSSES	3	12

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,229	1,046

NON-INTEREST INCOME:
Service charges on deposits	41	52
Earnings on Bank Owned Life Insurance	35	26
Other	62	59

Total non-interest income	138	137

NON-INTEREST EXPENSE:
Salaries and employee benefits	533	511
Occupancy and equipment	77	73
Data processing	59	60
Correspondent bank service charges	10	11
Federal deposit insurance premium	46	47
Other	190	157

Total non-interest expense	915	859

INCOME BEFORE INCOME TAXES	452	324
INCOME TAX EXPENSE	153	114

NET INCOME	$ 299	$ 210

EARNINGS PER SHARE:
Basic	$ 0.15	$ 0.10
Diluted	$ 0.15	$ 0.10

AVERAGE SHARES OUTSTANDING:
Basic	2,051,110	2,057,930
Diluted	2,051,110	2,057,930

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2014	2013

NET INCOME	$299	$210

OTHER COMPREHENSIVE INCOME (LOSS)

Investment securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	(62)	19
Income tax effect	(21)	6

	(41)	13

Unrealized holding gains (losses) on investment securities available for sale not other-than-temporarily impaired, net of tax	(41)	13

Investment securities held to maturity other-than-temporarily impaired:
Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	61	145
Income tax effect	21	50

	40	95
Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	40	95

Other comprehensive income (loss)	(1)	108

COMPREHENSIVE INCOME	$298	$318

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2014	$ 38	$ 21,485	$(26,700)	$ 38,335	$ (420)	$ (950)	$31,788

Net income				299			299

Other comprehensive loss					(1)		(1)

Purchase of treasury stock (6,545 shares)			(72)				(72)

Purchase of ESOP shares						(156)	(156)

Cash dividends declared ($0.04 per share)				(82)			(82)

Balance September 30, 2014	$ 38	$ 21,485	$(26,772)	$ 38,552	$ (421)	$ (1,106)	$31,776

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES

Net income	$ 299	$ 210
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	3	12
Depreciation	20	21
Gain on sale of other real estate owned	(5)	-
Amortization of discounts, premiums and deferred loan fees	120	570
Deferred income taxes	(4)	52
Increase in prepaid/accrued income taxes	37	3
Earnings on bank owned life insurance	(35)	(26)
Increase in accrued interest receivable	(285)	(93)
Increase (decrease) in accrued interest payable	(2)	2
Increase (decrease) in deferred director compensation payable	8	(8)
Other, net	(152)	(121)

Net cash provided by operating activities	4	622

INVESTING ACTIVITIES

Available-for-sale:
Proceeds from repayments of investments	1,208	12,936
Held-to-maturity:
Purchases of investment securities	(18,380)	(1,955)
Purchases of mortgage-backed securities	(6,081)	(29,158)
Proceeds from repayments of investments	4,158	6,182
Proceeds from repayments of mortgage-backed securities	13,736	8,043
Purchases of certificates of deposit	(100)	-
Maturities/redemptions of certificates of deposit	348	-
Purchase of bank owned life insurance	-	(2,000)
Increase in net loans receivable	(1,377)	(2,778)
Proceeds from sale of other real estate owned	251	-
Purchase of FHLB stock	(1,214)	(1,329)
Redemption of FHLB stock	745	1,800
Acquisition of premises and equipment	(46)	(27)

Net cash used for investing activities	(6,752)	(8,286)

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2014	2013
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$ 1,505	$ 3,964
Net decrease in certificates of deposit	(1,189)	(737)
Net decrease in advance payments by borrowers for taxes and insurance	(321)	(299)
Proceeds from FHLB long-term advances	6,109	-
Net increase in FHLB short-term advances	1,127	5,358
Purchase of treasury stock	(72)	-
Purchases of ESOP shares	(156)	-
Cash dividends paid	(82)	(82)

Net cash provided by financial activities	6,921	8,204

Increase in cash and cash equivalents	173	540

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	1,360	1,927

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 1,533	$ 2,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$ 290	$ 342
Income taxes	127	115

Non-cash items:
Educational Improvement Tax Credit	$ 9	$ 9
Mortgage loans transferred to other real estate owned	246	-

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2014, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: (1) change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (2) require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (3) require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This Update did not have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This Update became effective for the Company on January 1, 2014, and did not have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target

Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended September 30,

	2014	2013
Weighted average common shares issued	3,805,636	3,805,636

Average treasury stock shares	(1,754,526)	(1,747,706)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,051,110	2,057,930

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,051,110	2,057,930

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At September 30, 2014, there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three month period. At September 30, 2013 there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three month period.

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

During the three month periods ended September 30, 2014 and 2013, the Company recorded $0 and $5 thousand, respectively, in compensation expense related to our share-based compensation awards. As of September 30, 2014, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

The Company had no non-vested stock options outstanding at September 30, 2014, and 19,729 unvested stock options outstanding at September 30, 2013. There were no stock options exercised or issued during the three months ended September 30, 2014 and 2013.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
September 30, 2014		(Dollars in Thousands)

AVAILABLE FOR SALE
Corporate debt securities	$	24,749	$	132	$	(3)	$	24,878
Foreign debt securities [1]		2,049		7		-		2,056

Total	$	26,798	$	139	$	(3)	$	26,934

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
September 30, 2014		(Dollars in Thousands)

HELD TO MATURITY
U.S. government agency securities	$	31,409	$	10	$	(115)	$	31,304
Corporate debt securities		4,874		483		-		5,357

Total	$	36,283	$	493	$	(115)	$	36,661

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
June 30, 2014		(Dollars in Thousands)

AVAILABLE FOR SALE
Corporate debt securities	$	26,123	$	188	$	-	$	26,311
Foreign debt securities [1]		2,066		10		-		2,076

Total	$	28,189	$	198	$	-	$	28,387

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
June 30, 2014		(Dollars in Thousands)

HELD TO MATURITY
U.S. government agency securities	$	16,848	$	11	$	(118)	$	16,741
Corporate debt securities		5,199		540		-		5,739

Total	$	22,047	$	551	$	(118)	$	22,480

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

There were no sales of investment securities for the three months ended September 30, 2014 and 2013.

The amortized cost and fair values of debt securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through two years	Due after two through three years	Due after three through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$13,242	$11,561	$1,003	$-	$992	$-	$26,798
Fair value	13,281	11,628	1,017	-	1,008	-	26,934
Weighted average yield	1.61%	1.57%	1.33%	-%	1.58%	-%	1.58%

HELD TO MATURITY
Amortized cost	$1,000	$523	$927	$5,422	$1,299	$27,112	$36,283
Fair value	1,025	573	998	5,755	1,292	27,018	36,661
Weighted average yield	6.38%	6.08%	5.83%	3.65%	1.51%	1.92%	2.45%

At September 30, 2014, and June 30, 2014, no investment securities were pledged to secure public deposits, repurchase agreements, or borrowings with the Federal Home Loan Bank.

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

At September 30, 2014, the Company’s Agency CMOs totaled $205.4 million as compared to $212.8 million at June 30, 2014. The Company’s private-label CMOs totaled $2.4 million at September 30, 2014 as compared to $2.5 million at June 30, 2014. The $7.5 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency and private-label CMOs which totaled $13.5 million and $235 thousand, respectively, which were partially offset by purchases of U.S. Government agency CMOs totaling $6.1 million. During the three months ended September 30, 2014, the Company received principal payments totaling $235 thousand on its private-label CMOs. At September 30, 2014, approximately $207.8 million or 100.0% (book value) of the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments, as compared to $215.3 million or 100.0% at June 30, 2014. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at September 30, 2014. During the three months ending September 30, 2014, the Company reversed $61 thousand of non-credit unrealized holding losses on its three private-label CMOs with OTTI due to principal repayments. During the three months ended September 30, 2014, the Company recorded no additional credit impairment charges on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of September 30, 2014. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At September 30, 2014
		Rating			Book Value	Fair Value[2]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$1,302	$1,672	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	266	296	40
126694KF4	CWHL SER 24 A15	D	N/A	D	533	593	79
126694MP0	CWHL SER 26 1A5	D	N/A	D	279	308	36

					$2,380	$2,869	$356

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

		(Dollars in Thousands)
September 30, 2014
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	205,413	$1,389	$(1,576)	$205,226
Private-label		2,380	489	-	2,869

Total	$	207,793	$1,878	$(1,576)	$208,095

[2]	Fair value estimate provided by the Company’s independent third party valuation consultant.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2014	(Dollars in Thousands)
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$212,781	$1,370	$(2,097)	$212,054
Private-label	2,554	408	-	2,962

Total	$215,335	$1,778	$(2,097)	$215,016

The amortized cost and fair value of the Company’s mortgage-backed securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
			(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$-	$-	$532	$551	$207,793
Fair value	-	-	207,261	207,554	208,095
Weighted average yield	-%	-%	1.60%	1.49%	1.49%

At September 30, 2014, mortgage-backed securities with amortized costs of $144.7 million and fair values of $144.1 million were pledged to secure public deposits and borrowings with the Federal Home Loan Bank. Of the securities pledged, $13.5 million of fair value was excess collateral. At June 30, 2014 mortgage-backed securities with an amortized cost of $148.3 million and fair values of $147.0 million, were pledged to secured borrowings with the Federal Home Loan Bank. Of the securities pledged, $16.5 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component, for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2014	$130	$(550)	$(420)

Other comprehensive income (loss) before reclassifications	(41)	40	(1)

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	(41)	40	(1)

Ending Balance – September 30, 2014	$89	$(510)	$(421)

	Three Months Ended September 30, 2013
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2013	$78	$(820)	$(742)

Other comprehensive income (loss) before reclassifications	13	95	108

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	13	95	108

Ending Balance – September 30, 2013	$91	$(725)	$(634)

There were no amounts reclassified out of accumulated other comprehensive income for the three months ended September 30, 2014 and 2013.

8.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2014 and June 30, 2014.

	September 30, 2014

	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

		Gross		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses	Value	Losses

	(Dollars in Thousands)

U.S. government agency securities	$7,311	$(15)	$-	$-	$9,900	$(100)	$17,211	$(115)
Corporate bonds	1,002	(3)	-	-	-	-	1,002	(3)
Collateralized mortgage obligations:
Agency	66,152	(763)	25,116	(507)	16,176	(306)	107,444	(1,576)

Total	$74,465	$(781)	$25,116	$(507)	$26,076	$(406)	$125,657	$(1,694)

	June 30, 2014

	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

		Gross		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses	Value	Losses

	(Dollars in Thousands)

U.S. government agency securities	$-	$-	$-	$-	$9,882	$(118)	$9,882	$(118)
Collateralized mortgage obligations:
Agency	73,738	(1,133)	30,320	(643)	12,668	(321)	116,726	(2,097)

Total	$73,738	$(1,133)	$30,320	$(643)	$22,550	$(439)	$126,608	$(2,215)

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

The Company evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for Other than temporary (“OTTI”) on a quarterly basis. In doing so, the Company considers many factors including, but not limited to: the credit ratings assigned to the securities by the Nationally Recognized Statistical Rating Organizations (NRSROs); other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the length of time and extent that fair value has been less than amortized cost; and whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. In the case of its private label residential MBS, the Company also considers prepayment speeds, the historical and projected performance of the underlying loans and the credit support provided by the subordinate securities. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors.

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

	Three Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
Beginning balance	$302	$316
Initial credit impairment	-	-
Subsequent credit impairment	-	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-
Reductions for securities sold	-	-
Reduction for actual realized losses	(10)	(7)
Reduction for increase in cash flows expected to be collected	-	-

Ending Balance	$292	$309

During the three months ended September 30, 2014, the Company recorded no credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income. During the three months ended September 30, 2014, the Company accreted back into other comprehensive income $40 thousand (net of income tax effect of $21 thousand), based on principal repayments on private-label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the September 30, 2014 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that no additional private-label CMOs in the portfolio had an other-than-temporary impairment at September 30, 2014, keeping the total at three private-label CMOs with OTTI at September 30, 2014.

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

The Company had investments in 31 positions that were impaired at September 30, 2014. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of September 30, 2014 and June 30, 2014.

	September 30, 2014			June 30, 2014
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

	(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$16,564	$-	$16,564	$15,634	$-	$15,634
Construction	2,495	-	2,495	1,872	-	1,872
Land acquisition & development	610	-	610	573	-	573
Multi-family dwellings	2,281	-	2,281	2,327	-	2,327
Commercial	4,058	49	4,009	4,523	49	4,474

Consumer Loans
Home equity	807	-	807	849	-	849
Home equity lines of credit	2,214	150	2,064	1,985	150	1,835
Other	252	-	252	221	-	221

Commercial Loans	1,516	-	1,516	1,584	-	1,584

Obligations (other than securities and leases) of states and political subdivisons	400	-	400	400	-	400

	$31,197	$199	$30,998	$29,968	$199	$29,769

Less: Deferred loan fees	(4)			(10)
Allowance for loan losses	(237)			(234)

Total	$30,956			$29,724

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

The following tables are a summary of the loans considered to be impaired as of September 30, 2014 and June 30, 2014, and the related interest income recognized for the three months ended September 30, 2014 and September 30, 2013:

	September 30, 2014	June 30, 2014
	(Dollars in Thousands)
Impaired loans with an allocated allowance:
Home equity lines of credit	$150	$150
Impaired loans without an allocated allowance:
Commercial real estate loans	49	49

Total impaired loans	$199	$199

Allocated allowance on impaired loans:
Home equity lines of credit	$37	$15

Total	$37	$15

	Three Months Ended
	September 30, 2014	September 30, 2013
	(Dollars in Thousands)
Average impaired loans
Construction loans	$-	$701
Land acquisition & development loans	-	57
Commercial real estate loans	49	-
Home equity lines of credit	150	150

Total	$199	$908

Income recognized on impaired loans
Construction loans	$-	$-
Land acquisition & development loans	-	-
Commercial real estate loans	-	-
Home equity lines of credit	1	1

Total	$1	$1

Total nonaccrual loans as of September 30, 2014 and June 30, 2014 and the related interest income recognized for the three months ended September 30, 2014 and September 30, 2013 are as follows:

	September 30, 2014	June 30, 2014
	(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$265	$408
Construction	-	-
Land acquisition & development	-	-
Commercial real estate	49	49
Home equity lines of credit	150	150

Total	$464	$607

	Three Months Ended
	September 30, 2014	September 30, 2013
	(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$366	$477
Construction	-	701
Land acquisition & development	-	57
Commercial real estate	49	-
Home equity lines of credit	150	150

Total	$565	$1,385

Income that would have been recognized	$8	$22

Interest income recognized	$9	$2

Interest income foregone	$3	$20

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

The following tables include the recorded investment and number of modifications for modified loans, as of September 30, 2014 and 2013. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

	For the Three Months Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate	1	$49	$49

Troubled debt restructurings that subsequently defaulted:	-	$-	$-

One loan secured by commercial real estate was modified by reducing its required payment for a nine month period during the quarter ended September 30, 2014.

For the Three Months Ended
September 30, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(Dollars in Thousands)
Troubled debt restructurings:	-	$-	$-

Troubled debt restructurings that subsequently defaulted:	-	$-	$-

There is one previously modified TDR, secured by a home equity line of credit, in default as of September 30, 2014.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 2014, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2014 and June 30, 2014:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
September 30, 2014
First mortgage loans:
1 – 4 family dwellings	$16,209	$66	$24	$-	$265	$355	$16,564
Construction	2,495	-	-	-	-	-	2,495
Land acquisition & development	610	-	-	-	-	-	610
Multi-family dwellings	2,281	-	-	-	-	-	2,281
Commercial	4,009	-	-	-	49	49	4,058

Consumer Loans:
Home equity	807	-	-	-	-	-	807
Home equity lines of credit	2,064	-	-	-	150	150	2,214
Other	252	-	-	-	-	-	252

Commercial Loans	1,516	-	-	-	-	-	1,516

Obligations (other than securities and leases) of states and political subdivisions	400	-	-	-	-	-	400

	$30,643	$66	$24	$-	$464	$554	31,197

Less: Deferred loan fees							(4)
Allowance for loan loss							(237)

Net Loans Receivable							$30,956

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
June 30, 2014
First mortgage loans:
1 – 4 family dwellings	$15,068	$122	$36	$-	$408	$566	$15,634
Construction	1,872	-	-	-	-	-	1,872
Land acquisition & development	573	-	-	-	-	-	573
Multi-family dwellings	2,327	-	-	-	-	-	2,327
Commercial	4,474	-	-	-	49	49	4,523

Consumer Loans:
Home equity	849	-	-	-	-	-	849
Home equity lines of credit	1,835	-	-	-	150	150	1,985
Other	221	-	-	-	-	-	221

Commercial Loans	1,584	-	-	-	-	-	1,584

Obligations (other than securities and leases) of states and political subdivisions	400	-	-	-	-	-	400

	$29,203	$122	$36	$-	$607	$765	29,968

Less: Deferred loan fees							(10)
Allowance for loan loss							(234)

Net Loans Receivable							$29,724

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended September 30, 2014. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables presents the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at September 30, 2014 and June 30, 2014.

	September 30, 2014
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of States and Political Subdivisions

	(Dollars in Thousands)

Pass	$2,495	$297	$2,281	$4,009	$1,516	$400
Special Mention	-	-	-	-	-	-
Substandard	-	313	-	49	-	-
Doubtful	-	-	-	-	-	-

Ending Balance	$2,495	$610	$2,281	$4,058	$1,516	$400

	June 30, 2014
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of States and Political Subdivisions

	(Dollars in Thousands)

Pass	$1,872	$258	$2,327	$4,474	$1,584	$400
Special Mention	-	-	-	-	-	-
Substandard	-	315	-	49	-	-
Doubtful	-	-	-	-	-	-

Ending Balance	$1,872	$573	$2,327	$4,523	$1,584	$400

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended September 30, 2014 and June 30, 2014.

	September 30, 2014

	1 – 4 Family		Consumer

	(Dollars in Thousands)

Performing	$16,233	$	3,123
Non-performing	331		150

Total	$16,564	$	3,273

	June 30, 2014

	1 – 4 Family		Consumer

	(Dollars in Thousands)

Performing	$15,160	$	2,905
Non-performing	474		150

Total	$15,634	$	3,055

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

The Company had no unallocated loss allowance balance at September 30, 2014.

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

The following tables present the activity in the allowance for loan losses for the three month periods ended September 30, 2014 and 2013.

	As of September 30, 2014
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2014	$103	$14	$5	$12	$45	$47	$8	$234
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(28)	7	5	(1)	(2)	22	-	3

Ending ALLL Balance at September 30, 2014	$75	$21	$10	$11	$43	$69	$8	$237

	As of September 30, 2013
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2013	$47	$117	$8	$14	$57	$53	$53	$307
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	3	13	-	-	(2)	(2)	(1)	12

Ending ALLL Balance at September 30, 2013	$50	$130	$8	$14	$55	$55	$55	$319

The following tables summarize the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2014 and June 30, 2014.

	As of September 30, 2014
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Individually evaluated for impairment	$-	$-	$-	$-	$-	$37	$-	$37
Collectively evaluated for impairment	75	21	10	11	43	32	8	200

	$75	$21	$10	$11	$43	$69	$8	$237

	As of June 30, 2014
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Individually evaluated for impairment	$-	$-	$-	$-	$-	$15	$-	$15
Collectively evaluated for impairment	103	14	5	12	45	32	8	219

	$103	$14	$5	$12	$45	$47	$8	$234

10.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of September 30, 2014 and June 30, 2014, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2014
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$-	$24,878	$-	$24,878
Foreign debt securities (1)	-	2,056	-	2,056

Total	$-	$26,934	$-	$26,934

	June 30, 2014
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$-	$26,311	$-	$26,311
Foreign debt securities (1)	-	2,076	-	2,076

Total	$-	$28,387	$-	$28,387

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

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

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair values as of September 30, 2014 and June 30, 2014, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		September 30, 2014
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	162	$	162

Total	$	-	$	-	$	162	$	162

		June 30, 2014
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	184	$	184

Total	$	-	$	-	$	184	$	184

For Level III assets measured at fair value on a recurring and non-recurring basis as of September 30, 2014 and June 30, 2014, the significant observable inputs used in the fair value measurements were as follows:

		Fair Value at
		September 30, 2014	June 30, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

		(Dollars in Thousands)

Impaired loans	$	162	$184	Appraisal of collateral(1)	Discounted appraisal(2)	0%/0%

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

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions. The range and weighted average of appraisal adjustments are presented as a percentage of the appraisals.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

		September 30, 2014
		Carrying Amount	Fair Value		Level I	Level II	Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	1,533	$1,533	$	1,533	$-	$-
Certificates of deposit		350	350		350	-	-
Investment securities – available for sale		26,934	26,934		-	26,934	-
Investment securities – held to maturity		36,283	36,661		-	36,661	-
Mortgage-backed securities – held to maturity:
Agency		205,413	205,226		-	205,226	-
Private-label		2,380	2,869		-	-	2,869
Net loans receivable		30,956	32,065		-	-	32,065
Accrued interest receivable		923	923		923	-	-
FHLB stock		6,909	6,909		6,909	-	-
Bank owned life insurance		4,171	4,171		4,171	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	18,590	$18,590	$	18,590	$-	$-
NOW accounts		20,946	20,946		20,946	-	-
Savings accounts		43,756	43,756		43,756	-	-
Money market accounts		24,748	24,748		24,748	-	-
Certificates of deposit		33,644	33,587		-	-	33,587
Advance payments by borrowers for taxes and insurance		278	278		278	-	-
FHLB long-term advances		117,805	118,625		-	-	118,625
FHLB short-term advances		24,753	24,753		24,753	-	-
Accrued interest payable		168	168		168	-	-

	June 30, 2014
	Carrying Amount	Fair Value	Level I	Level II	Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$1,360	$1,360	$1,360	$-	$-
Certificates of deposit	598	598	598	-	-
Investment securities – available for sale	28,387	28,387	-	23,387	-
Investment securities – held to maturity	22,047	22,480	-	22,480	-
Mortgage-backed securities – held to maturity:
Agency	212,781	212,054	-	212,054	-
Private-label	2,554	2,962	-	-	2,962
Net loans receivable	29,724	30,966	-	-	30,966
Accrued interest receivable	638	638	638	-	-
FHLB stock	6,440	6,440	6,440	-	-
Bank owned life insurance	4,136	4,136	4,136	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$16,300	$16,300	$16,300	$-	$-
NOW accounts	21,077	21,077	21,077	-	-
Savings accounts	44,428	44,428	44,428	-	-
Money market accounts	24,730	24,730	24,730	-	-
Certificates of deposit	34,833	34,795	-	-	34,795
Advance payments by borrowers for taxes and insurance	491	491	491	-	-
FHLB long-term advances	111,696	112,518	-	-	112,518
FHLB short-term advances	23,626	23,626	23,626	-	-
Accrued interest payable	170	170	170	-	-

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

Net Loans Receivable, Deposits, and Advance Payments by Borrowers for Taxes and Insurance

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

Demand, savings, money market deposit accounts, and advance payments by borrowers for taxes and insurance are reported at book value. The fair value of certificates of deposit is based upon the discounted value of the contractual cash flows. The discount rate is estimated using average market rates for deposits with similar average terms.

Bank Owned Life Insurance (“BOLI”)

The fair value of BOLI approximates the cash surrender value of the policies at these dates.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2014.

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

FINANCIAL CONDITION

The Company’s assets totaled $317.2 million at September 30, 2014, as compared to $309.9 million at June 30, 2014. The $7.3 million or 2.4% increase in total assets was primarily comprised of a $14.2 million increase in investment securities – held to maturity, a $1.2 million increase in net loans receivable, a $469 thousand increase in FHLB stock, a $285 thousand increase in accrued interest receivable, and a $173 thousand increase in cash and cash equivalents, which were partially offset by a $7.5 million decrease in mortgage-backed securities - held to maturity, a $1.5 million decrease in investment securities – available for sale, and a $248 thousand decrease in certificates of deposit. The increase in investment securities held to maturity was primarily due to purchases of U.S. Government agency multiple step-up bonds totaling $18.3 million, which were partially offset by repayments on U.S. Government agency multiple step-up bonds and investment-grade corporate bonds totaling $3.8 million and $323 thousand, respectively. The U.S. Government agency bonds purchased were primarily used to offset maturities and repayments of mortgage-backed securities and to bolster interest revenue. The decrease in investment securities available for sale was primarily due to maturities and early redemptions of investment-grade corporate bonds totaling $1.2 million. The decrease in mortgage-backed securities held to maturity was primarily due to repayments on floating rate U.S. Government agency CMOs and floating rate private-label CMOs totaling $13.5 million and $235 thousand, respectively. See “Asset and Liability Management”.

The Company’s total liabilities increased $7.3 million or 2.6% to $285.5 million as of September 30, 2014 from $278.2 million as of June 30, 2014. The $7.3 million increase in total liabilities was primarily comprised of a $6.1 million or 5.5% increase in FHLB long-term variable rate advances, a $1.1 million or 4.8% increase in FHLB short-term advances and a $103 thousand or 0.1% increase in total deposits, which were partially offset by a $29 thousand or 3.5% decrease in other liabilities. The increases in FHLB short-term and long-term advances were primarily a result of funding needs for the purchase of investment securities. The increase in total deposits was primarily attributable to an increase in non-interest bearing accounts of $2.3 million, which was partially offset by decreases in time deposits, savings accounts, advance payments by borrowers for real estate taxes and NOW accounts of $1.2 million, $672 thousand, $213 thousand, and $131 thousand, respectively. See also “Asset and Liability Management”.

Total stockholders’ equity decreased $12 thousand or 0.04% to $31.78 million as of September 30, 2014, from $31.79 million as of June 30, 2014. The decrease was primarily attributable to the purchase of

$156 thousand in unallocated ESOP shares, $82 thousand of cash dividends paid on the Company’s common stock, $72 thousand paid for the acquisition of Treasury stock, and other comprehensive loss of $1 thousand, which were partially offset by Company net income of $299 thousand. The other comprehensive loss was primarily attributable to $41 thousand (net of tax effect) of unrealized holding losses on the Company’s available for sale investment portfolio, which was partially offset by a $40 thousand (net of tax effect) reversal of unrealized holding losses on three private-label CMOs with previously identified OTTI.

RESULTS OF OPERATIONS

General.   WVS reported net income of $299 thousand or $0.15 earnings per share (basic and diluted) for the three months ended September 30, 2014. Net income increased by $89 thousand or 42.4% and earnings per share (basic and diluted) increased $0.05 or 50.0% for the three months ended September 30, 2014, when compared to the same period in 2013. The increase in net income for the three months ended September 30, 2014 was primarily attributable to a $174 thousand increase in net interest income, a $9 thousand decrease in provisions for loan losses, and a $1 thousand increase in non-interest income, which were partially offset by a $56 thousand increase in non-interest expense and a $39 thousand increase in income tax expense.

Net Interest Income.  The Company’s net interest income increased by $174 thousand or 16.4% for the three months ended September 30, 2014, when compared to the same period in 2013. The increase in net interest income is attributable to a $118 thousand increase in interest income, and a $56 thousand decrease in interest expense. The increase in interest income was primarily due to higher average balances and higher yields earned on the Company’s mortgage-backed securities portfolio, and a higher yield earned on FHLB stock, which was partially offset by lower average balances on the Company’s investment and loan portfolios, during the quarter ended September 30, 2014, when compared to the same period in 2013. The decrease in interest expense was primarily attributable to lower average balances of FHLB short-term advances and time deposits, and lower rates paid on FHLB long-term advances and time deposits during the three months ended September 30, 2014, which were partially offset by higher rates paid on FHLB short-term advances and higher average balances of FHLB long-term advances, when compared to the same period in 2013.

Interest Income.  Interest income on mortgage-backed securities increased $322 thousand or 67.9% for the three months ended September 30, 2014, when compared to the same period in 2013. The increase for the three months ended September 30, 2014 was primarily attributable to a $63.0 million increase in the average balance of U.S. Government agency mortgage-backed securities outstanding, a 24 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, and a 6 basis point increase in the weighted average yield earned on private-label mortgage-backed securities, which were partially offset by an $879 thousand decrease in the average balance of private-label mortgage-backed securities outstanding, for the three months ended September 30, 2014, when compared to the same period in 2013. The decrease in the average balances of private-label mortgage-backed securities during the three months ended September 30, 2014 was attributable to principal paydowns of private-label mortgage-backed securities during the period. The increase in the average balance of U.S. Government agency mortgage-backed securities for the three months ended September 30, 2014, was primarily attributable to purchases of U.S. Government agency mortgage-backed securities totaling $75.6 million during the twelve months, which was partially offset by repayments of $27.8 million on the U.S. Government agency mortgage-backed securities portfolio during the twelve months ended September 30, 2014. The mortgage-backed securities purchased during this period were primarily used to offset maturities and early calls of securities within the investment portfolio and to bolster interest revenue.

Interest income on FHLB stock increased $41 thousand or 315.4% for the three months ended September 30, 2014, when compared to the same period in 2013. The increase in dividends on FHLB stock for the three months ended September 30, 2014 was attributable to a 242 basis point increase in the yield earned on FHLB stock, and an $830 thousand increase in the average balance of FHLB stock held during the three months ended September 30, 2014, when compared to the same period in 2013.

Interest income on investment securities decreased $203 thousand or 40.8% for the three months ended September 30, 2014, respectively, when compared to the same period in 2013. The decrease for the three months ended September 30, 2014 was primarily attributable to a $37.8 million decrease in the average balance of investment securities outstanding, and a 1 basis point decrease in the weighted average yield on investment securities, when compared to the same period in 2013.

Interest income on net loans receivable decreased $41 thousand or 9.9% for the three months ended September 30, 2014, when compared to the same period in 2013. The decrease for the three months ended September 30, 2014 was primarily attributable to a $3.5 million decrease in the average balance of net loans receivable outstanding, which was partially offset by an increase of 3 basis points in the weighted average yield earned on net loans receivable for the three months ended September 30, 2014, when compared to the same period in 2013. The decrease in the average balance of loans outstanding was primarily attributable to lower construction and mortgage loans outstanding.

Interest income on FDIC insured bank certificates of deposit decreased $1 thousand or 33.3% for the three months ended September 30, 2014, when compared to the same period in 2013. The decrease for the three months ended September 30, 2014 was primarily attributable to a 23 basis point decrease in the weighted average yield earned, and a $148 thousand decrease in the average portfolio balance of certificates of deposit, when compared to the same period in 2013. The certificates have remaining maturities ranging from twelve to one hundred three months. Due to decreases in market yields in this investment sector, the Company has decided to limit reinvestments in certificates of deposit and to redeploy maturities and early issuer redemptions to other investment portfolio segments.

Interest Expense.    Interest paid on FHLB short-term advances decreased $37 thousand or 68.5% for the three months ended September 30, 2014, when compared to the same period in 2013. The decrease for the three months ended September 30, 2014 was primarily attributable to a $71.5 million decrease in the average balance of FHLB short-term advances outstanding, which was partially offset by a 7 basis point increase in the weighted average rate paid on FHLB short-term advances, for the three months ended September 30, 2014, when compared to the same period in 2013.

Interest expense on deposits and escrows decreased $20 thousand or 25.3% for the three months ended September 30, 2014, when compared to the same period in 2013. The decrease in interest expense on deposits for the three months ended September 30, 2014 was primarily attributable to a 10 basis point decrease in the weighted average rate paid on time deposits, and a 3 basis point decrease in the weighted average rate paid on savings accounts, and a $5.3 million decrease in the average balance of time deposits for the three months ended September 30, 2014, when compared to the same period in 2013.

Interest paid on FHLB long-term advances increased $1 thousand or 0.5% for the three months ended September 30, 2014, when compared to the same period in 2013. The increase for the three months ended September 30, 2014 was primarily attributable to a $101.8 million increase in the average balance of FHLB long-term variable-rate advances, which was partially offset by a $5.0 million decrease in the average balance of FHLB long-term fixed-rate advances, and a 28 basis point decrease in the weighted average rate paid on FHLB long-term fixed-rate advances, for the three months ended September 30, 2014, when compared to the same period in 2013.

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

Provisions for loan losses decreased $9 thousand for the three months ended September 30, 2014, when compared to the same period in 2013. The decrease in the provisions for loan losses for the three months ended September 30, 2014, was primarily attributable to changes in the Company’s performing and non-performing loan segments, when compared to the same period in 2013. At September 30, 2014, the Company’s total allowance for loan losses amounted to $237 thousand or 0.8% of the Company’s total loan portfolio, as compared to $234 thousand or 0.8% at June 30, 2014. At September 30, 2014, the Company’s non-performing loans totaled $464 thousand as compared to $607 thousand at June 30, 2014.

Non-Interest Income.  Non-interest income increased by $1 thousand or 0.7% for the three months ended September 30, 2014, when compared to the same period in 2013. The increase for the three months ended September 30, 2014 was primarily attributable to a $9 thousand increase in earnings on bank-owned life insurance and a $3 thousand increase in other non-interest income, which were partially offset by an $11 thousand decrease in service charges on deposits for the three months ended September 30, 2014, when compared to the same period in 2013.

Non-Interest Expense.  Non-interest expense increased $56 thousand or 6.5% for the three months ended September 30, 2014, when compared to the same period in 2013. The increase for the three months ended September 30, 2014 was principally attributable to a $22 thousand increase in employee related expense, a $17 thousand increase in provisions for off-balance sheet (loan origination) commitments, an $11 thousand increase in legal expenses, and a $4 thousand increase in equipment depreciate expense, when compared to the same period in 2013.

Income Tax Expense.  Income tax expense increased $39 thousand for the three months ended September 30, 2014, when compared to the same period in 2013. The increase for the three months ended September 30, 2014 was primarily due to higher levels of taxable income, during the three months ended September 30, 2014, when compared to the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $4 thousand during the three months ended September 30, 2014. Net cash provided by operating activities was primarily comprised of net income of $299 thousand, $120 thousand of amortization of investment premiums, a $37 thousand increase in accrued income taxes, and $20 thousand of depreciation expense, which were partially offset by a $285 thousand increase in accrued interest receivable, and $35 thousand of earnings on bank owned life insurance.

Funds used for investing activities totaled $6.8 million during the three months ended September 30, 2014. Primary uses of funds during the three months ended September 30, 2014 included purchases of investment securities held to maturity totaling $18.3 million, purchases of mortgage-backed securities held to maturity totaling $6.1 million, an increase in net loans receivable totaling $1.4 million, net purchases of FHLB stock totaling $470 thousand, and acquisitions of equipment totaling $46 thousand. Primary sources of funds during the three months ended September 30, 2014 included proceeds from mortgage-backed and investment securities in the held-to-maturity portfolio totaling $13.7 million and $4.2 million, respectively, proceeds from investment securities in the available-for-sale portfolio totaling $1.2 million, and maturities of certificates of deposits totaling $348 thousand. The mortgage-backed securities repayments were primarily used to offset purchases of securities in the investment portfolio.

Funds provided by financing activities totaled $6.9 million for the three months ended September 30, 2014. The primary sources included a $6.1 million increase in FHLB long-term variable rate advances, a $1.5 million increase in transaction and savings accounts, and a $1.1 million increase in FHLB short-term advances, which were partially offset by a $1.2 million decrease in retail certificates of deposit, a $321 thousand decrease in escrow accounts, $156 thousand in purchases of unallocated ESOP shares, $82 thousand in cash dividends paid on the Company’s common stock, and $72 thousand in purchases of treasury stock. The increase in FHLB short-term and long-term variable rate borrowings were primarily a result of funding needs for the purchase of investment and mortgage-backed securities. Management believes that a significant portion of our local maturing deposits will remain with the Company.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at September 30, 2014 totaled $25.0 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At September 30, 2014, total approved loan commitments outstanding were $4.4 million. At the same date, commitments under unused lines of credit amounted to $5.8 million and the unadvanced portion of construction loans approximated $4.4 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $26.9 million at September 30, 2014. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On October 28, 2014, the Company’s Board of Directors declared a cash dividend of $0.04 per share payable November 20, 2014, to shareholders of record at the close of business on November 10, 2014. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of September 30, 2014, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $32.2 million or 29.4% and $32.5 million or 29.6% respectively, of total risk-weighted assets, and Tier I leverage capital of $32.2 million or 10.1% of average quarterly assets.

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

The Company’s nonperforming assets at September 30, 2014 totaled $464 thousand or 0.2% of total assets as compared to $607 thousand or 0.2% of total assets at June 30, 2014. Nonperforming assets at September 30, 2014 consisted of: one single-family real estate loan totaling $265 thousand, one home equity line of credit totaling $150 thousand, and one commercial real estate loan totaling $49 thousand. The loans are in various stages of collection activity.

The $143 thousand decrease in nonperforming assets during the three months ended September 30, 2014 was primarily attributable to the transfer to real estate owned and subsequent sale of one non-accrual single-family construction loan totaling $139 thousand, and the principal repayments on one non-accrual single-family real estate loan totaling $3 thousand.

During the three months ended September 30, 2014, the Company collected $9 thousand of interest income on non-accrual loans. Approximately $8 thousand of interest income would have been recorded during the three months ended September 30, 2014, on non-accrual loans if such loans had been current according to the original loan agreements for the entire periods. These amounts were not included in the Company’s interest income for the three months ended September 30, 2014. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

The Federal Open Market Committee (“Committee” or “FOMC”) issued a press release on October 29, 2014 which announced the Committee’s current assessments of the U.S. economy and the FOMC’s decision to conclude its Asset Purchase Program (“Program”). The Program included purchases of U.S. Government bonds and U.S. Government Agency mortgage-backed securities. The Committee further decided to maintain its present policy of reinvesting principal payments from its securities holdings and to rollover maturing U.S. Treasury securities at auction. The FOMC believes that the policy of keeping its holdings of longer-term securities at sizeable levels should help maintain accommodative financial conditions.

The Committee further stated that it will likely be appropriate to maintain the 0 to  1⁄4 percent target range for the federal funds rate for a considerable time following the end of its Asset Purchase Program – especially if projected inflation continues to run below the Committee’s 2 percent longer-run goal and provided that the longer-term inflation expectations remain well anchored.

During the three months ended September 30, 2014, the Company continued to adjust its asset/liability management tactics in two ways. First, the Company increased total assets by about $7.3 million while continuing to manage its Tier 1 capital. The primary segments of asset growth for the three months ended September 30, 2014 were: investment securities – held to maturity, $14.2 million, and net loans receivable - $1.2 million, which were partially offset by decreases in mortgage-backed securities held to maturity - $7.5 million, and investment securities – available for sale - $1.5 million. Second, we increased our FHLB long-term variable rate advance balances to $105.3 million at September 30, 2014 as compared to $99.2 million at June 30, 2014. $100.3 million of the FHLB long-term variable rate advances float on a monthly basis based upon the one-month LIBOR, while $5.0 million of the FHLB long-term variable rate advances float on a quarterly basis based upon the three-month LIBOR. The Company believes that these FHLB long-term variable rate advances complement our holdings of floating rate MBS and provide an attractive funding spread.

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

During the fiscal years 2013, 2014 and into fiscal year 2015, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve, continued above normal levels of monetary accommodation including quantitative easing and targeted asset purchase programs. The desired outcomes of these programs are to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.

The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at quarter ends beginning in June 30, 2007, and extending through September 30, 2014. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive
December 31, 2010	0.00% to 0.25%	0.61%	3.30%	Positive
March 31, 2011	0.00% to 0.25%	0.80%	3.47%	Positive
June 30, 2011	0.00% to 0.25%	0.45%	3.18%	Positive
September 30, 2011	0.00% to 0.25%	0.25%	1.92%	Positive
December 31, 2011	0.00% to 0.25%	0.25%	1.89%	Positive
March 31, 2012	0.00% to 0.25%	0.33%	2.23%	Positive
June 30, 2012	0.00% to 0.25%	0.33%	1.67%	Positive
September 30, 2012	0.00% to 0.25%	0.23%	1.65%	Positive
December 31, 2012	0.00% to 0.25%	0.24%	1.85%	Positive
March 31, 2013	0.00% to 0.25%	0.25%	1.87%	Positive
June 30, 2013	0.00% to 0.25%	0.36%	2.52%	Positive

September 30, 2013	0.00% to 0.25%	0.33%	2.64%	Positive
December 31, 2013	0.00% to 0.25%	0.30%	2.84%	Positive
March 31, 2014	0.00% to 0.25%	0.44%	2.73%	Positive
June 30, 2014	0.00% to 0.25%	0.47%	2.53%	Positive
September 30, 2014	0.00% to 0.25%	0.58%	2.52%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment, and mortgage-backed securities portfolios for the three months ended September 30, 2014, totaled $2.1 million, $5.4 million, and $13.7 million, respectively. Despite stagnant global interest rates and Treasury yields the Company continued to grow its balance sheet and used proceeds from maturities and Corporate calls of bonds, repayments on its mortgage-backed securities, and borrowings to purchase U.S. Government agency bonds, and U.S. Government agency CMOs.

During the three months ended September 30, 2014, the Company increased its portfolio of: single-family mortgages by approximately $930 thousand, construction loans by $630 thousand, home equity loans by $187 thousand and land acquisition and development loans by $37 thousand, which were partially offset by a $465 thousand decrease in commercial real estate loans, and a $46 thousand decrease in multi-family real estate loans. The Company began to more aggressively pursue 15, 20, 30 year fixed-rate single-family residential real estate loans. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank’s market area. We expect that the housing market will continue to be weak throughout fiscal 2015. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans (primarily on residential properties), and commercial loans on business assets to partially increase interest income while managing credit and interest rate risk. The Company also offers higher yielding multi-family loans to existing, and seasoned prospective, customers.

During the three months ended September 30, 2014, principal investment purchases were comprised of: $18.4 million of callable U.S. Government agency multiple step-up bonds with initial lock out periods from 1 to 3 months and with a weighted average yield to first call of 4.25% and a weighted average yield to maturity of 3.66%. Single step-up bonds have one “step” or increase in coupon. Multiple step-up bonds have more than one “step” or increase in coupon. The Company also purchased $6.1 million of floating-rate U.S. Government agency CMOs with a weighted average yield of 2.01%. All of the purchases were classified as held to maturity for accounting purposes. The Company believes that the purchases will earn a return above the Company’s cost of funds.

Major investment proceeds received during the three months ended September 30, 2014 were: U.S. Government agency multi step-up bonds - $3.8 million with a weighted average yield of 1.50%; investment grade corporate bonds - $1.2 million with a weighted average yield of 1.30%; and investment grade corporate utility first mortgage bonds - $323 thousand with a weighted average yield of 5.83%.

As of September 30, 2014, the implementation of these asset and liability management initiatives resulted in the following:

1)

$209.8 million or 66.1% of the Company’s assets were comprised of floating rate investment and mortgage-backed securities. Of this $209.8 million, approximately $207.5 million float on a monthly basis based upon changes in the one-month London Interbank Offered Rate (LIBOR) and about $2.0 million reprice on a quarterly basis based upon the three-month LIBOR.

2)

$207.8 million or 76.7% of the Company’s total investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

3)

$27.6 million or 10.2% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less - $6.0 million or 21.8%; 3 – 12 months - $6.2 million or 22.3%; 1 – 2 years - $12.1 million or 43.7%; 2 – 3 years - $930 thousand or 3.4% and 3 – 5 years - $2.4 million or 8.8%;

4)

$31.4 million or 11.6% of the Company’s investment portfolio was comprised of callable U.S. Government Agency multiple step-up bonds which are callable in less than 3 months. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

5)	$26.9 million or 8.5% of the Company’s assets were comprised of investment securities classified as available for sale;
6)	An aggregate of $11.3 million or 36.1% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months;
7)

Approximately $100.3 million of the Company’s total FHLB long-term advances of $117.8 million are comprised of floating rate instruments which adjust on a monthly basis based upon changes in the one-month LIBOR;

8)

Approximately $5.0 million of the Company’s total FHLB long-term advances of $117.8 million are comprised of floating rate instruments which adjust on a quarterly basis based upon changes in the three-month LIBOR; and

9)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less - $24.8 million or 17.4%; 2 – 3 years - $101.57 million or 71.3%; and over 3 years - $16.1 million or 11.3%.

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

	September 30, 2014	June 30,
		2014	2013
		(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$267,180	$256,902	$236,125
Interest-bearing liabilities maturing or repricing within one year	215,448	209,986	188,841

Interest sensitivity gap	$ 51,732	$ 46,916	$ 47,284

Interest sensitivity gap as a percentage of total assets	16.31%	15.14%	16.44%
Ratio of assets to liabilities maturing or repricing within one year	124.01%	122.34%	125.04%

During the three months ended September 30, 2014, the Company managed its one-year interest sensitivity gap by: (1) purchasing $6.1 million of floating-rate U.S. Government agency CMOs which reprice monthly; (2) increasing by approximately $7.2 million the Company’s borrowings that mature or reprice within one year. All of the referenced purchases were designated as held to maturity for accounting purposes. At September 30, 2014, investments available for sale totaled $26.9 million or 8.5% of total assets.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at September 30, 2014. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$61,255	$43,795	$49,931	$57,041	$44,126	$39,288	$26,213
% of Total Assets	19.3%	13.8%	15.7%	18.0%	13.9%	12.4%	8.3%
Base Case Up 100 bp
Cumulative Gap ($’s)	$61,498	$44,258	$50,760	$58,352	$45,720	$40,942	$26,213
% of Total Assets	19.4%	14.0%	16.0%	18.4%	14.4%	12.9%	8.3%
Base Case No Change
Cumulative Gap ($’s)	$61,795	$44,814	$51,732	$59,832	$47,433	$42,432	$26,213
% of Total Assets	19.5%	14.1%	16.3%	18.9%	15.0%	13.4%	8.3%
Base Case Down 100 bp
Cumulative Gap ($’s)	$62,064	$45,318	$52,600	$61,092	$48,814	$43,586	$26,213
% of Total Assets	19.6%	14.3%	16.6%	19.3%	15.4%	13.7%	8.3%
Base Case Down 200 bp
Cumulative Gap ($’s)	$62,260	$45,677	$53,198	$61,923	$49,671	$44,222	$26,213
% of Total Assets	19.6%	14.4%	16.8%	19.5%	15.7%	13.9%	8.3%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2014. This analysis was done assuming that the interest-earning assets will average approximately $330 million and $360 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at September 30, 2014. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	September 30, 2014					September 30, 2015
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-6.2%	-4.4%	-	14.3%	28.6%	-9.7%	-4.8%	-	18.8%	40.9%
Return on average equity	3.84%	4.64%	4.58%	6.18%	7.64%	4.81%	5.40%	6.05%	8.19%	10.45%
Return on average assets	0.37%	0.39%	0.43%	0.59%	0.74%	0.43%	0.49%	0.55%	0.76%	0.96%
Market value of equity (in thousands)	$33,627	$35,044	$37,503	$37,952	$36,561

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at September 30, 2014. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2014.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$2,491
4.52%

Adjustable rate	$1,917
4.88%

Undisbursed lines of credit
Adjustable rate	$5,818
3.48%

Loan origination commitments
Fixed rate	$4,383
3.87%

Letters of credit
Adjustable rate	$210

4.25%

$14,819

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2014, the Savings Bank had two performance standby letters of credit outstanding totaling approximately $210 thousand. Both performance letters of credit are secured by developed property. The letters of credit will mature within eleven months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.    CONTROLS AND PROCEDURES

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

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

During the quarter ended September 30, 2014, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

(a) The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b) Not applicable.

ITEM 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended September 30, 2014.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
07/01/14 – 07/31/14	7,006	10.80	1,193	$537,000
08/01/14 – 08/31/14	13,563	10.89	13,125	$394,000
09/01/14 – 09/30/14	3,330	10.90	-	$394,000
Total	23,899	10.87	14,318	$394,000

(1)	All shares indicated were purchased under the Company’s ESOP Stock Purchase Program.
(2)	Shares purchased using funds borrowed from the Company.
(3)	ESOP Stock Purchase Program
(a)	Announced March 31, 2014.
(b)	$1,500,000 of common shares approved for purchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has $394,000 of shares remaining to be purchased at September 30, 2014.
(e)	Not applicable.

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended September 30, 2014.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs(2)
07/01/14 – 07/31/14	6,545	10.90	6,545	34,425
08/01/14 – 08/31/14	-	-	-	34,425
09/01/14 – 09/30/14	-	-	-	34,425
Total	6,545	10.90	6,545	34,425

(1)	All shares indicated were purchased under the Company’s reopened Tenth Stock Repurchase Program.
(2)	Tenth Stock Repurchase Program
(a)	Announced April 30, 2014.
(b)	41,745 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 34,425 shares remaining to be purchased at September 30, 2014.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

November 14, 2014	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

November 14, 2014	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)