Form 10-Q
period 2014-12-31
WVS FINANCIAL CORP
filed 2015-02-13
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Shares outstanding as of February 11, 2015: 2,050,430 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands, except share and per share data)

	December 31, 2014	June 30, 2014
Assets
Cash and due from banks	$ 1,927	$ 1,088
Interest-earning demand deposits	334	272

Total cash and cash equivalents	2,261	1,360
Certificates of deposit	350	598
Investment securities available-for-sale (amortized cost of $21,356 and $28,189)	21,395	28,387
Investment securities held-to-maturity (fair value of $29,596 and $22,480)	29,101	22,047
Mortgage-backed securities held-to-maturity (fair value of $195,667 and $215,016)	194,613	215,335
Net loans receivable (allowance for loan losses of $255 and $234)	35,619	29,724
Accrued interest receivable	608	638
Federal Home Loan Bank stock, at cost	5,122	6,440
Premises and equipment, net	631	615
Bank owned life insurance	4,206	4,136
Deferred tax assets (net)	515	512
Other assets	268	148

TOTAL ASSETS	$ 294,689	$ 309,940

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 19,205	$ 16,300
NOW accounts	21,890	21,077
Savings accounts	43,649	44,428
Money market accounts	23,053	24,730
Certificates of deposit	33,016	34,833
Advance payments by borrowers for taxes and insurance	724	491

Total deposits	141,537	141,859
Federal Home Loan Bank advances: long-term – fixed rate	12,500	12,500
Federal Home Loan Bank advances: long-term – variable rate	105,305	99,196
Federal Home Loan Bank advances: short-term	2,400	23,626
Accrued interest payable	160	170
Other liabilities	958	801

TOTAL LIABILITIES	262,860	278,152

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none Issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued; 2,050,430 and 2,056,975 shares outstanding	38	38
Additional paid-in capital	21,485	21,485
Treasury stock: 1,755,206 and 1,748,661 shares at cost, respectively	(26,772)	(26,700)
Retained earnings, substantially restricted	38,735	38,335
Accumulated other comprehensive loss	(459)	(420)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,198)	(950)

TOTAL STOCKHOLDERS’ EQUITY	31,829	31,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 294,689	$ 309,940

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$ 380	$ 415	$ 752	$ 829
Investment securities—taxable	336	397	631	895
Mortgage-backed securities	754	588	1,549	1,062
Certificates of deposit	2	3	4	5
Interest-earning demand deposits	-	-	-	1
FHLB Stock	65	21	120	35

Total interest and dividend income	1,537	1,424	3,056	2,827

INTEREST EXPENSE:
Deposits	55	89	114	168
Federal Home Loan Bank advances – long-term – fixed rate	142	211	284	422
Federal Home Loan Bank advances – long-term – variable rate	73	-	143	-
Federal Home Loan Bank advances – short-term	15	55	32	109

Total interest expense	285	355	573	699

NET INTEREST INCOME	1,252	1,069	2,483	2,128
PROVISION FOR LOAN LOSSES	18	(99)	21	(87)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,234	1,168	2,462	2,215

NON-INTEREST INCOME:
Service charges on deposits	44	50	86	102
Earnings on Bank Owned Life Insurance	35	36	70	62
Other	66	60	128	119

Total non-interest income	145	146	284	283

NON-INTEREST EXPENSE:
Salaries and employee benefits	549	532	1,082	1,043
Occupancy and equipment	78	95	155	168
Data processing	58	60	118	120
Correspondent bank service charges	9	11	19	22
Federal deposit insurance premium	45	48	91	95
Other	249	212	438	370

Total non-interest expense	988	958	1,903	1,818

INCOME BEFORE INCOME TAXES	391	356	843	680
INCOME TAX EXPENSE	125	123	278	237

NET INCOME	$ 266	$ 233	$ 565	$ 443

EARNINGS PER SHARE:
Basic	$ 0.13	$ 0.11	$ 0.28	$ 0.22
Diluted	$ 0.13	$ 0.11	$ 0.28	$ 0.22

AVERAGE SHARES OUTSTANDING:
Basic	2,050,430	2,057,930	2,050,770	2,057,930
Diluted	2,050,430	2,057,930	2,050,770	2,057,930

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

NET INCOME	$266	$233	$565	$443

OTHER COMPREHENSIVE INCOME (LOSS)

Investment securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	(97)	(7)	(159)	12
Income tax effect	(34)	(2)	(55)	4

	(63)	(5)	(104)	8

Unrealized holdings gains (losses) on securities available for sale not other-than-temporarily impaired, net of tax	(63)	(5)	(104)	8

Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	39	111	100	256
Income tax effect	14	37	35	87

	25	74	65	169

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	25	74	65	169

Unrealized holdings gains (losses) on securities, net	(38)	69	(39)	177

Other comprehensive income (loss)	(38)	69	(39)	177

COMPREHENSIVE INCOME	$228	$302	$526	$620

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2014	$ 38	$ 21,485	$(26,700)	$ 38,335	$ (420)	$ (950)	$31,788

Net income				565			565

Other comprehensive loss					(39)		(39)

Purchase of treasury stock (6,545 shares)			(72)				(72)

Purchase of ESOP shares						(248)	(248)

Cash dividends declared ($0.08 per share)				(165)			(165)

Balance December 31, 2014	$ 38	$ 21,485	$(26,772)	$ 38,735	$ (459)	$ (1,198)	$31,829

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2014	2013
OPERATING ACTIVITIES

Net income	$ 565	$ 443
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	21	(87)
Depreciation	43	59
Gain on sale of other real estate owned	(5)	-
Amortization of discounts, premiums and deferred loan fees	196	1,057
Deferred income taxes	(3)	189
Increase in (prepaid)/accrued income taxes	(44)	(91)
Earnings on bank owned life insurance	(70)	(62)
Decrease in accrued interest receivable	30	416
Decrease (increase) in accrued interest payable	(10)	13
Increase (decrease) in deferred director compensation payable	7	(11)
Other, net	95	(88)

Net cash provided by operating activities	825	1,838

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	(1,826)	-
Proceeds from repayments of investments	8,333	20,573
Held-to-maturity:
Purchases of investment securities	(26,720)	(1,955)
Purchases of mortgage-backed securities	(11,958)	(66,986)
Proceeds from repayments of investments	19,688	10,182
Proceeds from repayments of mortgage-backed securities	32,892	12,575
Purchase of certificates of deposit	(100)	-
Maturities/redemptions of certificates of deposit	348	-
Purchase of bank owned life insurance	-	(2,000)
Net (increase) decrease in net loans receivable	(6,058)	145
Proceeds from sale of other real estate owned	251	-
Purchase of FHLB stock	(8,385)	(4,019)
Redemption of FHLB stock	9,703	3,633
Acquisition of premises and equipment	(59)	(31)

Net cash (used for) provided by investing activities	16,108	(27,883)

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2014	2013
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$ 1,262	$ 2,704
Net decrease in certificates of deposit	(1,817)	(1,816)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	125	(126)
Proceeds from FHLB long-term advances	6,109	-
Net increase (decrease) in FHLB short-term advances	(21,226)	25,342
Purchase of treasury stock	(72)	-
Purchase of ESOP shares	(248)	-
Cash dividends paid	(165)	(165)

Net cash provided by (used for) financing activities	(16,032)	25,939

Increase (decrease) in cash and cash equivalents	901	(106)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	1,360	1,927

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 2,261	$ 1,821

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$ 583	$ 686
Income taxes	$ 312	$ 230

Non-cash items:
Educational Improvement Tax Credit	$ 33	$ 47
Mortgage loans transferred to other real estate owned	$ 246	$ -

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2014, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. The amendments in this Update were effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Weighted average common shares outstanding	3,805,636	3,805,636	3,805,636	3,805,636

Average treasury stock shares	(1,755,206)	(1,747,706)	(1,754,706)	(1,747,706)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,050,430	2,057,930	2,050,770	2,057,930

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-	-	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,050,430	2,057,930	2,050,770	2,057,930

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At December 31, 2014, and 2013, there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and six month periods.

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

During the six month periods ended December 31, 2014 and 2013, the Company recorded $0 and $7 thousand, respectively, in compensation expense related to our share-based compensation awards. As of December 31, 2014, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

The Company had no non-vested stock options outstanding at December 31, 2014, and 9,729 unvested stock options outstanding at December 31, 2013. There were no stock options exercised or issued during the six months ended December 31, 2014 and 2013.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
December 31, 2014		(Dollars in Thousands)

AVAILABLE FOR SALE
Corporate debt securities	$	19,324	$	55	$	(20)	$	19,359
Foreign debt securities [1]		2,032		4		-		2,036

Total	$	21,356	$	59	$	(20)	$	21,395

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
December 31, 2014		(Dollars in Thousands)

HELD TO MATURITY
U.S. government agency securities	$	18,874	$	49	$	-	$	18,923
Corporate debt securities		4,872		441		-		5,313
Obligations of states and political subdivisions		5,355		11		(6)		5,360

Total	$	29,101	$	501	$	(6)	$	29,596

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
June 30, 2014		(Dollars in Thousands)

AVAILABLE FOR SALE
Corporate debt securities	$	26,123	$	188	$	-	$	26,311
Foreign debt securities [1]		2,066		10		-		2,076

Total	$	28,189	$	198	$	-	$	28,387

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
June 30, 2014		(Dollars in Thousands)

HELD TO MATURITY
U.S. government agency securities	$	16,848	$	11	$	(118)	$	16,741
Corporate debt securities		5,199		540		-		5,739

Total	$	22,047	$	551	$	(118)	$	22,480

There were no sales of investment securities for the three and six months ended December 31, 2014 and 2013.

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

The amortized cost and fair values of debt securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through two years	Due after two through three years	Due after three through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$15,489	$2,047	$2,828	$-	$992	$-	$21,356
Fair value	15,496	2,052	2,839	-	1,008	-	21,395
Weighted average yield	1.40%	1.34%	1.62%	-%	1.64%	-%	1.43%

HELD TO MATURITY
Amortized cost	$1,000	$523	$2,652	$6,854	$3,495	$14,577	$29,101
Fair value	1,010	566	2,819	7,084	3,500	14,601	29,596
Weighted average yield	6.43%	6.18%	4.69%	2.70%	3.23%	2.01%	2.79%

At December 31, 2014, and June 30, 2014, no investment securities were pledged to secure public deposits, repurchase agreements, or borrowings with the Federal Home Loan Bank.

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

At December 31, 2014, the Company’s Agency CMOs totaled $192.3 million as compared to $212.8 million at June 30, 2014. The Company’s private-label CMOs totaled $2.3 million at December 31, 2014 as compared to $2.5 million at June 30, 2014. The $20.7 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency and private-label CMOs which totaled $32.5 million and $379 thousand, respectively, which were partially offset by purchases of U.S. Government agency CMOs totaling $12.0 million. During the six months ended December 31, 2014, the Company received principal payments totaling $379 thousand on its private-label CMOs. At December 31, 2014, approximately $194.6 million or 100.0% (book value) of the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments, as compared to $215.3 million or 100.0% at June 30, 2014. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at December 31, 2014. During the six months ending December 31, 2014, the Company reversed $100 thousand of non-credit unrealized holding losses on its three private-label CMOs with OTTI due to principal repayments. During the six months ended December 31, 2014, the Company recorded no additional credit impairment charges on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of December 31, 2014. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At December 31, 2014
		Rating			Book Value	Fair Value[2]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$1,245	$1,575	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	246	280	40
126694KF4	CWHL SER 24 A15	D	N/A	D	513	560	79
126694MP0	CWHL SER 26 1A5	D	N/A	D	260	286	36

					$2,274	$2,701	$356

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
December 31, 2014
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	192,339	$	1,514	$	(887)	$	192,966
Private-label		2,274		427		-		2,701

Total	$	194,613	$	1,941	$	(887)	$	195,667

[2]	Fair value estimate provided by the Company’s independent third party valuation consultant.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in Thousands)
June 30, 2014
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$212,781	$1,370	$(2,097)	$212,054
Private-label	2,554	408	-	2,962

Total	$215,335	$1,778	$(2,097)	$215,016

The amortized cost and fair value of the Company’s mortgage-backed securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
			(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$-	$-	$506	$194,107	$194,613
Fair value	-	-	524	195,143	195,667
Weighted average yield	-%	-%	1.60%	1.53%	1.53%

At December 31, 2014, mortgage-backed securities with amortized costs of $140.6 million and fair values of $141.2 million were pledged to secure public deposits and borrowings with the Federal Home Loan Bank. Of the securities pledged, $35.1 million of fair value was excess collateral. At June 30, 2014 mortgage-backed securities with an amortized cost of $148.3 million and fair values of $147.0 million, were pledged to secure public deposits and borrowings with the Federal Home Loan Bank. Of the securities pledged, $16.5 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component, for the three and six months ended December 31, 2014 and 2013.

	Three Months Ended December 31, 2014
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – September 30, 2014	$89	$(510)	$(421)

Other comprehensive income (loss) before reclassifications	(63)	25	(38)

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	(63)	25	(38)

Ending Balance – December 31, 2014	$26	$(485)	$(459)

	Six Months Ended December 31, 2014
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2014	$130	$(550)	$(420)

Other comprehensive income (loss) before reclassifications	(104)	65	(39)

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	(104)	65	(39)

Ending Balance – December 31, 2014	$26	$(485)	$(459)

	Three Months Ended December 31, 2013
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – September 30, 2013	$91	$(725)	$(634)

Other comprehensive income (loss) before reclassifications	(5)	74	69

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	(5)	74	69

Ending Balance – December 31, 2013	$86	$(651)	$(565)

	Six Months Ended December 31, 2013
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2013	$78	$(820)	$(742)

Other comprehensive income before reclassifications	8	169	177

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income	8	169	177

Ending Balance – December 30, 2013	$86	$(651)	$(565)

There were no amounts reclassified out of accumulated other comprehensive income for the three and six months ended December 31, 2014 and 2013.

8.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2014 and June 30, 2014.

	December 31, 2014

	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

		Gross		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses	Value	Losses

	(Dollars in Thousands)

Corporate bonds	$5,039	$(20)	$-	$-	$-	$-	$5,039	$(20)
Obligations of states and political subdivisions	744	(6)	-	-	-	-	744	(6)
Collateralized mortgage obligations:
Agency	25,379	(639)	25,414	(169)	11,402	(79)	62,195	(887)

Total	$31,162	$(665)	$25,414	$(169)	$11,402	$(79)	$67,978	$(913)

	June 30, 2014

	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

		Gross		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses	Value	Losses

	(Dollars in Thousands)

U.S. government agency securities	$-	$-	$-	$-	$9,882	$(118)	$9,882	$(118)
Collateralized mortgage obligations:
Agency	73,738	(1,133)	30,320	(643)	12,668	(321)	116,726	(2,097)

Total	$73,738	$(1,133)	$30,320	$(643)	$22,550	$(439)	$126,608	$(2,215)

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

The Company evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for Other than temporary impairment (“OTTI”) on a quarterly basis. In doing so, the Company considers many factors including, but not limited to: the credit ratings assigned to the securities by the Nationally Recognized Statistical Rating Organizations (NRSROs); other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the length of time and extent that fair value has been less than amortized cost; and whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. In the case of its private label residential MBS, the Company also considers prepayment speeds, the historical and projected performance of the underlying loans and the credit support provided by the subordinate securities. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors.

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

	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013
	(Dollars in Thousands)
Beginning balance	$292	$309	$302	$316
Initial credit impairment	-	-	-	-
Subsequent credit impairment	-	-	-	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-	-	-
Reductions for securities sold	-	-	-	-
Reduction for actual realized losses	(19)	(5)	(29)	(12)
Reduction for increase in cash flows expected to be collected	-	-	-	-

Ending Balance	$273	$304	$273	$304

During the three and six months ended December 31, 2014, the Company recorded no credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income. During the three and six months ended December 31, 2014, the Company accreted back into other comprehensive income $25 thousand and $65 thousand, respectively, (net of income tax effect of $14 thousand and $34 thousand, respectively), based on principal repayments on private-label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the December 31, 2014 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that no additional private-label CMOs in the portfolio had an other-than-temporary impairment at December 31, 2014, keeping the total at three private-label CMOs with OTTI at December 31, 2014.

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

The Company had investments in 18 positions that were impaired at December 31, 2014. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of December 31, 2014 and June 30, 2014.

	December 31, 2014			June 30, 2014
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

	(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$19,948	$-	$19,948	$15,634	$-	$15,634
Construction	2,956	-	2,956	1,872	-	1,872
Land acquisition & development	602	-	602	573	-	573
Multi-family dwellings	4,042	-	4,042	2,327	-	2,327
Commercial	3,978	49	3,929	4,523	49	4,474

Consumer Loans
Home equity	764	-	764	849	-	849
Home equity lines of credit	1,988	150	1,838	1,985	150	1,835
Other	156	-	156	221	-	221

Commercial Loans	1,410	-	1,410	1,584	-	1,584

Obligations (other than securities and leases) of states and political subdivisons	-	-	-	400	-	400

	$35,844	$199	$35,645	$29,968	$199	$29,769

Less: Deferred loan fees	30			(10)
Allowance for loan losses	(255)			(234)

Total	$35,619			$29,724

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

The following tables are a summary of the loans considered to be impaired as of December 31, 2014 and June 30, 2014, and the related interest income recognized for the three and six months ended December 31, 2014 and December 31, 2013:

	December 31, 2014	June 30, 2014
	(Dollars in Thousands)
Impaired loans with an allocated allowance:
Home equity lines of credit	$150	$150
Impaired loans without an allocated allowance:
Commercial real estate loans	49	49

Total impaired loans	$199	$199

Allocated allowance on impaired loans:
Home equity lines of credit	$37	$15

Total	$37	$15

		Three Months Ended				Six Months Ended
		December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
		(Dollars in Thousands)
Average impaired loans
Construction loans	$	-	$	236	$	-	$	470
Land acquisition & development loans		-		-		-		29
Commercial real estate loans		49		-		49		-
Home equity lines of credit		150		150		150		150

Total	$	199	$	386	$	199	$	649

Income recognized on impaired loans
Construction loans	$	-	$	-	$	-		-
Land acquisition & development loans		-		-		-	$	-
Commercial real estate loans		1		-		1		-
Home equity lines of credit		-		2		1		3

Total	$	1	$	2	$	2	$	3

Total nonaccrual loans as of December 31, 2014 and June 30, 2014 and the related interest income recognized for the three and six months ended December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014	June 30, 2014
	(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$264	$408
Construction	-	-
Land acquisition & development	-	-
Commercial real estate	49	49
Home equity lines of credit	150	150

Total	$463	$607

		Three Months Ended				Six Months Ended
		December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	265	$	476	$	316	$	476
Construction		-		236		-		470
Land acquisition & development		-		-		-		29
Commercial real estate		49		-		49		-
Home equity lines of credit		150		150		150		150

Total	$	464	$	862	$	515	$	1,125

Income that would have been recognized	$	7	$	13	$	14	$	35

Interest income recognized	$	7	$	4	$	14	$	7

Interest income foregone	$	2	$	10	$	4	$	29

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

The following tables include the recorded investment and number of modifications for modified loans, as of December 31, 2014 and 2013. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

For the Three Months Ended
December 31, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate	-	$-	$	-

Troubled debt restructurings that subsequently defaulted:
Commercial real estate	-	$-	$	-

	For the Six Months Ended December 31, 2014
	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment

	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate	1	$	49	$	49

Troubled debt restructurings that subsequently defaulted:
Commercial real estate	-	$	-	$	-

One loan secured by commercial real estate was modified by reducing its required payment for a nine month period during the six months ended December 31, 2014.

For the Three Months Ended
December 31, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(Dollars in Thousands)
Troubled debt restructurings:
Home equity lines of credit	-	$-	$	-

Troubled debt restructurings that subsequently defaulted:
Home equity lines of credit	-	$-	$	-

For the Six Months Ended
December 31, 2013

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(Dollars in Thousands)
Troubled debt restructurings:
Home equity lines of credit	-	$-	$	-

Troubled debt restructurings that subsequently defaulted:
Home equity lines of credit	-	$-	$	-

There is one previously modified TDR, secured by a home equity line of credit, in default as of December 31, 2014.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at December 31, 2014, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2014 and June 30, 2014:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
December 31, 2014
First mortgage loans:
1 – 4 family dwellings	$19,490	$125	$69	$-	$264	$458	$19,948
Construction	2,956	-	-	-	-	-	2,956
Land acquisition & development	602	-	-	-	-	-	602
Multi-family dwellings	4,042	-	-	-	-	-	4,042
Commercial	3,929	-	-	-	49	49	3,978

Consumer Loans:
Home equity	764	-	-	-	-	-	764
Home equity lines of credit	1,838	-	-	-	150	150	1,988
Other	156	-	-	-	-	-	156

Commercial Loans	1,410	-	-	-	-	-	1,410

Obligations (other than securities and leases) of states and political subdivisions		-	-	-	-	-	-

	$35,187	$125	$69	$-	$463	$657	35,844

Less: Deferred loan fees							30
Allowance for loan loss							(255)

Net Loans Receivable							$35,619

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
June 30, 2014
First mortgage loans:
1 – 4 family dwellings	$15,068	$122	$36	$-	$408	$566	$15,634
Construction	1,872	-	-	-	-	-	1,872
Land acquisition & development	573	-	-	-	-	-	573
Multi-family dwellings	2,327	-	-	-	-	-	2,327
Commercial	4,474	-	-	-	49	49	4,523

Consumer Loans:
Home equity	849	-	-	-	-	-	849
Home equity lines of credit	1,835	-	-	-	150	150	1,985
Other	221	-	-	-	-	-	221

Commercial Loans	1,584	-	-	-	-	-	1,584

Obligations (other than securities and leases) of states and political subdivisions	400	-	-	-	-	-	400

	$29,203	$122	$36	$-	$607	$765	29,968

Less: Deferred loan fees							(10)
Allowance for loan loss							(234)

Net Loans Receivable							$29,724

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended December 31, 2014. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables presents the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at December 31, 2014 and June 30, 2014.

	December 31, 2014
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate		Commercial		Obligations (other than securities and leases) of States and Political Subdivisions

	(Dollars in Thousands)

Pass	$2,956	$289	$4,042	$3,929	$	1,410	$	-
Special Mention	-	-	-	-		-		-
Substandard	-	313	-	49		-		-
Doubtful	-	-	-	-		-		-

Ending Balance	$2,956	$602	$4,042	$3,978	$	1,410	$	-

		June 30, 2014
		Construction		Land Acquisition & Development Loans		Multi-family Residential		Commercial Real Estate		Commercial		Obligations (other than securities and leases) of States and Political Subdivisions

		(Dollars in Thousands)

Pass	$	1,872	$	258	$	2,327	$	4,474	$	1,584	$	400
Special Mention		-		-		-		-		-		-
Substandard		-		315		-		49		-		-
Doubtful		-		-		-		-		-		-

Ending Balance	$	1,872	$	573	$	2,327	$	4,523	$	1,584	$	400

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended December 31, 2014 and June 30, 2014.

	December 31, 2014

	1 – 4 Family		Consumer

	(Dollars in Thousands)

Performing	$19,596	$	2,758
Non-performing	352		150

Total	$19,948	$	2,908

	June 30, 2014

	1 – 4 Family		Consumer

	(Dollars in Thousands)

Performing	$15,160	$	2,905
Non-performing	474		150

Total	$15,634	$	3,055

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

The Company had no unallocated loss allowance balance at December 31, 2014.

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

The following tables present the activity in the allowance for loan losses for the three and six month periods ended December 31, 2014 and 2013.

	As of December 31, 2014
	First Mortgage Loans
	1 – 4 Family		Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Ending ALLL Balance at September 30, 2014	$75	$	21	$10	$11	$43	$69	$8	$237
Charge-offs	-		-	-	-	-	-	-	-
Recoveries	-		-	-	-	-	-	-	-
Provisions	8		5	-	9	(2)	(2)	-	18

Ending ALLL Balance at December 31, 2014	$83	$	26	$10	$20	$41	$67	$8	$255

	As of December 31, 2014
	First Mortgage Loans
	1 – 4 Family		Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2014	$103	$	14	$5	$12	$45	$47	$8	$234
Charge-offs	-		-	-	-	-	-	-	-
Recoveries	-		-	-	-	-	-	-	-
Provisions	(20)		12	5	8	(4)	20	-	21

Ending ALLL Balance at December 31, 2014	$83	$	26	$10	$20	$41	$67	$8	$255

	As of December 31, 2013
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2013	$50	$130	$8	$14	$55	$52	$10	$319
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	14	(110)	2	-	(4)	-	(1)	(99)

Ending ALLL Balance at December 31, 2013	$64	$20	$10	$14	$51	$52	$9	$220

	As of December 31, 2013
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2013	$47	$117	$8	$14	$57	$53	$11	$307
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	17	(97)	2	-	(6)	(1)	(2)	(87)

Ending ALLL Balance at December 31, 2013	$64	$20	$10	$14	$51	$52	$9	$220

The following tables summarize the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2014 and June 30, 2014.

	As of December 31, 2014
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Individually evaluated for impairment	$-	$-	$-	$-	$-	$37	$-	$37
Collectively evaluated for impairment	83	26	-	-	41	30	8	218

	$83	$26	$10	$20	$41	$67	$8	$255

	As of June 30, 2014
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Individually evaluated for impairment	$-	$-	$-	$-	$-	$15	$-	$15
Collectively evaluated for impairment	103	14	5	12	45	32	8	219

	$103	$14	$5	$12	$45	$47	$8	$234

10.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of December 31, 2014 and June 30, 2014, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2014
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$-	$19,359	$-	$19,359
Foreign debt securities (1)	-	2,036	-	2,036

Total	$-	$21,395	$-	$21,395

	June 30, 2014
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$-	$26,311	$-	$26,311
Foreign debt securities (1)	-	2,076	-	2,076

Total	$-	$28,387	$-	$28,387

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

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

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair values as of December 31, 2014 and June 30, 2014, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		December 31, 2014
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	162	$	162

Total	$	-	$	-	$	162	$	162

		June 30, 2014
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	184	$	184

Total	$	-	$	-	$	184	$	184

For Level III assets measured at fair value on a recurring and non-recurring basis as of December 31, 2014 and June 30, 2014, the significant observable inputs used in the fair value measurements were as follows:

		Fair Value at
		December 31, 2014	June 30, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

		(Dollars in Thousands)

Impaired loans	$	162	$184	Appraisal of collateral(1)	Discounted appraisal(2)	0%/0%

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

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions. The range and weighted average of appraisal adjustments are presented as a percentage of the appraisals.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

		December 31, 2014
		Carrying Amount	Fair Value		Level I	Level II	Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	2,261	$2,261	$	2,261	$-	$-
Certificates of deposit		350	350		350	-	-
Investment securities – available for sale		21,395	21,395		-	21,395	-
Investment securities – held to maturity		29,101	29,596		-	29,596	-
Mortgage-backed securities – held to maturity:
Agency		192,339	192,966		-	192,966	-
Private-label		2,274	2,701		-	-	2,701
Net loans receivable		35,619	36,944		-	-	36,944
Accrued interest receivable		608	608		608	-	-
FHLB stock		5,122	5,122		5,122	-	-
Bank owned life insurance		4,206	4,206		4,206	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	19,205	$19,205	$	19,205	$-	$-
NOW accounts		21,890	21,890		21,890	-	-
Savings accounts		43,649	43,649		43,649	-	-
Money market accounts		23,053	23,053		23,053	-	-
Certificates of deposit		33,016	32,955		-	-	32,955
Advance payments by borrowers for taxes and insurance		724	724		724	-	-
FHLB long-term advances		117,805	118,693		-	-	118,693
FHLB short-term advances		2,400	2,400		2,400	-	-
Accrued interest payable		160	160		160	-	-

	June 30, 2014
	Carrying Amount	Fair Value	Level I	Level II	Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$1,360	$1,360	$1,360	$-	$-
Certificates of deposit	598	598	598	-	-
Investment securities – available for sale	28,387	28,387	-	23,387	-
Investment securities – held to maturity	22,047	22,480	-	22,480	-
Mortgage-backed securities – held to maturity:
Agency	212,781	212,054	-	212,054	-
Private-label	2,554	2,962	-	-	2,962
Net loans receivable	29,724	30,966	-	-	30,966
Accrued interest receivable	638	638	638	-	-
FHLB stock	6,440	6,440	6,440	-	-
Bank owned life insurance	4,136	4,136	4,136	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$16,300	$16,300	$16,300	$-	$-
NOW accounts	21,077	21,077	21,077	-	-
Savings accounts	44,428	44,428	44,428	-	-
Money market accounts	24,730	24,730	24,730	-	-
Certificates of deposit	34,833	34,795	-	-	34,795
Advance payments by borrowers for taxes and insurance	491	491	491	-	-
FHLB long-term advances	111,696	112,518	-	-	112,518
FHLB short-term advances	23,626	23,626	23,626	-	-
Accrued interest payable	170	170	170	-	-

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2014.

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

FINANCIAL CONDITION

The Company’s assets totaled $294.7 million at December 31, 2014, as compared to $309.9 million at June 30, 2014. The $15.2 million or 4.9% decrease in total assets was primarily comprised of a $20.7 million decrease in mortgage-backed securities – held to maturity, a $7.0 million decrease in investment securities-available for sale, a $1.3 million decrease in FHLB stock, and a $248 thousand decrease in certificates of deposit, which were partially offset by a $7.1 million increase in investment securities - held to maturity, a $5.9 million increase in net loans receivable, and a $901 thousand increase in cash and cash equivalents. The decrease in mortgage-backed securities – held to maturity was primarily due to repayments on floating rate U.S. Government agency CMOs and floating rate private-label CMOs totaling $32.5 million and $379 thousand, respectively, which were partially offset by purchases of floating-rate U.S. Government agency CMOs totaling $12.0 million. The decrease in investment securities – available for sale was primarily due to maturities and early redemptions of investment-grade corporate bonds totaling $8.3 million, which were partially offset by purchases of investment-grade corporate bonds totaling $1.8 million. The increase in investment securities – held to maturity was primarily due to purchases of U.S. Government agency multiple step-up bonds and obligations of states and political subdivisions totaling $21.4 million and $5.4 million, respectively, which were partially offset by early redemptions of U.S. Government agency multiple step-up bonds and investment-grade corporate bonds totaling $19.4 million and $323 thousand, respectively. The U.S. Government agency bonds purchased were primarily used to offset maturities and early redemptions of investment securities, and repayments of mortgage-backed securities and to bolster interest revenue. See “Asset and Liability Management”.

The Company’s total liabilities decreased $15.3 million or 5.5% to $262.9 million as of December 31, 2014 from $278.2 million as of June 30, 2014. The $15.3 million decrease in total liabilities was primarily comprised of a $21.2 million or 89.8% decrease in FHLB short-term advances, and a $322 thousand or 0.2% decrease in total deposits, which were partially offset by a $6.1 million or 6.2% increase in FHLB long-term variable rate advances. The decreases in FHLB short-term advances were primarily a result of repayments on mortgage-backed securities. The decrease in total deposits was primarily attributable to a decrease in certificates of deposits, money market accounts, and savings accounts totaling $1.8 million, $1.7 million, and $779 thousand, respectively, which were partially offset by increases in non-interest bearing accounts, NOW accounts and advance payments by borrowers for real estate taxes of $2.9 million, $813 thousand, and $233 thousand, respectively. See also “Asset and Liability Management”.

Total stockholders’ equity increased $41 thousand or 0.13% to $31.83 million as of December 31, 2014, from $31.79 million as of June 30, 2014. The increase was primarily attributable to Company net income of $565 thousand, which was partially offset by the purchase of $248 thousand of unallocated ESOP shares, $165 thousand of cash dividends paid on the Company’s common stock, $72 thousand paid for the acquisition of Treasury stock, and the other comprehensive loss of $39 thousand. The other comprehensive loss was primarily attributable to $104 thousand (net of tax effect) of unrealized holding losses on the Company’s available for sale investment portfolio, which was partially offset by a $65 thousand (net of tax effect) reversal of unrealized holding losses on three private-label CMOs with previously identified OTTI.

RESULTS OF OPERATIONS

General.   WVS reported net income of $266 thousand or $0.13 earnings per share (basic and diluted), and $565 thousand or $0.28 earnings per share (basic and diluted), for the three and six months ended December 31, 2014, respectively. Net income increased $33 thousand or 14.2% and earnings per share (basic and diluted) increased $0.02 or 18.2% for the three months ended December 31, 2014, when compared to the same period in 2013. The increase in net income for the three months ended December 31, 2014 was primarily attributable to a $183 thousand increase in net-interest income, which was partially offset by a $117 thousand increase in provisions for loan losses, and a $30 thousand increase in non-interest expense. For the six months ended December 31, 2014, net income increased $122 thousand or 27.5% and earnings per share (basic and diluted) increased $0.06 or 27.3%, when compared to the same period in 2013. The increase in net income for the six months ended December 31, 2014, was primarily attributable to a $355 thousand increase in net interest income, which was partially offset by a $108 thousand increase in provisions for loan losses, an $85 thousand increase in non-interest expense, and a $41 thousand increase in income tax expense.

Net Interest Income.  The Company’s net interest income increased by $183 thousand or 17.1% for the three months ended December 31, 2014, when compared to the same period in 2013. The increase in net interest income is attributable to a $113 thousand increase in interest income, and a $70 thousand decrease in interest expense. The increase in interest income was primarily due to higher average balances and higher yields earned on the Company’s U.S. Government agency mortgage-backed securities portfolio, and U.S. Government agency bonds, and higher yields earned on the Company’s Corporate bond portfolio and FHLB stock, which were partially offset by lower average balances and lower yields earned on the Company’s loan portfolio, and lower average balances of the Company’s Corporate bond portfolio, during the quarter ended December 31, 2014, when compared to the same period in 2013. The decrease in interest expense was primarily attributable to lower average balances of time deposits and FHLB long-term fixed rate and short-term advances during the three months ended December 31, 2014, which were partially offset by higher average balances of FHLB long-term variable rate advances, when compared to the same period in 2013. For the six months ended December 31, 2014, net interest income increased $355 thousand or 17.7% when compared to the same period in 2013. The increase in net-interest income was primarily attributable to a $229 thousand increase in interest income, and a $126 thousand decrease in interest expense. The increase in interest income was primarily due to higher average balances and yields earned on the Company’s U.S. Government agency mortgage-backed securities and U.S. Government agency bonds, and higher yields earned on the Company’s Corporate bond portfolio and FHLB stock for the six months ended December 31, 2014, which were partially offset by lower average balances of corporate bonds and lower average balances and yields earned on the Company’s loan portfolio. The decrease in interest expense was primarily due to lower average balances of FHLB long-term fixed rated advances, FHLB short-term advances, and time deposits, and lower rates paid on FHLB long-term fixed rate advances, which were partially offset by higher average balances of FHLB long-term variable rate advances and higher rates paid on FHLB short-term advances, during the six months ended December 31, 2014, when compared to the same period in 2013.

Interest Income.  Interest income on mortgage-backed securities increased $166 thousand or 28.2% and $487 thousand or 45.9% for the three and six months ended December 31, 2014, respectively, when compared to the same periods in 2013. The increase for the three months ended December 31, 2014 was primarily attributable to a $29.5 million increase in the average balance of U.S. Government agency mortgage-backed securities outstanding, a 13 basis point increase in the weighted average yield earned on

U.S. Government agency mortgage-backed securities, and a 2 basis point increase in the weighted average yield earned on private-label mortgage-backed securities, which were partially offset by a $558 thousand decrease in the average balance of private-label mortgage-backed securities outstanding, for the three months ended December 31, 2014, when compared to the same period in 2013. The increase for the six months ended December 31, 2014 was primarily attributable to a $146.3 million increase in the average balance of U.S. Government agency mortgage-backed securities outstanding, a 19 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, which were partially offset by a $718 thousand decrease in the average balance of private-label mortgage-backed securities outstanding for the six months ended December 31, 2014, when compared to the same period in 2013. The decrease in the average balances of private-label mortgage-backed securities during the three and six months ended December 31, 2014 was attributable to principal paydowns of private-label mortgage-backed securities during the periods. The increase in the average balance of U.S. Government agency mortgage-backed securities for the three and six months ended December 31, 2014, was primarily attributable to purchases of U.S. Government agency mortgage-backed securities totaling $5.9 million and $21.4 million, respectively, during the three and six months, which was partially offset by repayments of $19.0 million and $32.5 million, respectively, on the U.S. Government agency mortgage-backed securities portfolio, during the three and six months ended December 31, 2014. The mortgage-backed securities purchased during both periods were primarily used to offset maturities and early calls of securities within the investment portfolio and to bolster interest revenue.

Interest income on FHLB stock increased $44 thousand or 209.5%, and $85 thousand or 242.9% for the three and six months ended December 31, 2014, respectively, when compared to the same periods in 2013. The increase in dividends on FHLB stock for the three months ended December 31, 2014 was attributable to a 263 basis point increase in the yield earned on FHLB stock, and a $1.1 million increase in the average balance of FHLB stock held during the three months ended December 31, 2014, when compared to the same period in 2013. The increase in dividends on FHLB stock for the six months ended December 31, 2014 was attributable to a 252 basis point increase in the yield earned on FHLB stock, and a $969 thousand increase in the average balance of FHLB stock held during the six months ended December 31, 2014, when compared to the same period in 2013.

Interest income on investment securities decreased $61 thousand or 15.4% and $264 thousand or 29.5% for the three and six months ended December 31, 2014, respectively, when compared to the same periods in 2013. The decrease for the three months ended December 31, 2014 was primarily attributable to a $20.0 million decrease in the average balance of investment securities outstanding, which was partially offset by a 25 basis point increase in the weighted average yield on investment securities, when compared to the same period in 2013. The decrease for the six months ended December 31, 2014 was primarily attributable to a $28.9 million decrease in the average balance of investment securities outstanding, which was partially offset by an 11 basis point increase in the weighted average yield on investment securities, when compared to the same period in 2013.

Interest income on net loans receivable decreased $35 thousand or 8.4% and $77 thousand or 9.3% for the three and six months ended December 31, 2014, respectively, when compared to the same periods in 2013. The decrease for the three months ended December 31, 2014 was primarily attributable to a $1.1 million decrease in the average balance of net loans receivable outstanding, and a decrease of 26 basis points in the weighted average yield earned on net loans receivable for the three months ended December 31, 2014, when compared to the same period in 2013. The decrease in the average balance of loans outstanding was primarily attributable to lower construction loans outstanding, payoffs on non-accrual loans, and repayments on performing loans in excess of originations. The decrease in the yield on loans was primarily attributable to payoffs of higher yielding construction loans. The decrease for the six months ended December 31, 2014, was primarily attributable to a $2.3 million decrease in the average balance of net loans receivable outstanding, and a 13 basis point decrease in the weighted average yield earned on net loans receivable for the six months ended December 31, 2014, when compared to the same period in 2013.

Interest income on FDIC insured bank certificates of deposit decreased $1 thousand or 33.3% and $1 thousand or 20.0% for the three and six months ended December 31, 2014, respectively, when compared to the same periods in 2013. The decrease for the three months ended December 31, 2013 was primarily attributable to a $248 thousand decrease in the average portfolio balance of certificates of deposit, when compared to the same period in 2013. The decrease for the six months ended December 31, 2014 was primarily attributable to a $198 thousand decrease in the average portfolio balance of certificates of deposit, which was partially offset by a 33 basis point increase in the weighted average yield earned on certificates of deposit, when compared to the same period in 2013. The certificates have remaining maturities ranging from nine to one hundred months. Due to decreases in market yields in this investment sector, the Company has decided to limit reinvestments in certificates of deposit and to redeploy maturities and early issuer redemptions to other investment portfolio segments.

Interest Expense.    Interest paid on FHLB short-term advances decreased $40 thousand or 72.7% and $77 thousand or 11.0% for the three and six months ended December 31, 2014, respectively, when compared to the same periods in 2013. The decrease for the three months ended December 31, 2014 was primarily attributable to a $64.5 million decrease in the average balance of FHLB short-term advances outstanding, which was partially offset by a 3 basis point increase in the weighted average rate paid on FHLB short-term advances, for the three months ended December 31, 2014, when compared to the same period in 2013. The decrease for the six months ended December 31, 2014, was primarily attributable to a $68.0 million decrease in the average balance of short-term FHLB advances, which was partially offset by a 6 basis point increase in the weighted average rate paid on FHLB short-term advances, for the six months ended December 31, 2014, when compared to the same period in 2013.

Interest paid on FHLB fixed-rate long term advances decreased by $69 thousand and $138 thousand, respectively, for the three and six months ended December 31, 2014 when compared to the same periods in 2013. The decrease in interest expense on FHLB fixed-rate long term advances for the three months ended December 31, 2014 was primarily attributable to a $5.0 million decrease in the average balance of such advances and a 28 basis point decrease in the weighted average rate paid when compared to the same period in 2013. The decrease in interest expense on FHLB fixed-rate long term advances for the six months ended December 31, 2014 was primarily attributable to a $5.0 million decrease in the average balance of such advances and a 28 basis point decrease in the weighted average rate paid when compared to the same period in 2013.

Interest paid on FHLB variable-rate long term advances increased by $73 thousand and $143 thousand, respectively, for the three and six months ended December 31, 2014 when compared to the same periods in 2013. The increase in interest expense on FHLB variable-rate long term advances for the three months ended December 31, 2014 was primarily attributable to a $105.3 million increase in the average balance of such advances and a 28 basis point increase in the weighted average rate paid when compared to the same period in 2013. The increase in interest expense on FHLB variable-rate long term advances for the six months ended December 31, 2014 was primarily attributable to a $105.3 million increase in the average balance of such advances and a 28 basis point increase in the weighted average rate paid when compared to the same period in 2013. The Company utilized this funding source in both periods to pay down FHLB short-term advances and to lock in longer-term variable rate funding for its variable rate mortgage-backed securities.

Interest expense on deposits and escrows decreased $34 thousand or 38.2% and $54 thousand or 32.1% for the three and six months ended December 31, 2014, when compared to the same periods in 2013. The decrease in interest expense on deposits for the three months ended December 31, 2014 was primarily attributable to a $28.6 million decrease in the average balance of time deposits, and a 2 basis point decrease in the weighted average rate paid on savings accounts, which were partially offset by a 3 basis point increase in the weighted average rate paid on time deposits for the three months ended December 31, 2014, when compared to the same period in 2013. The decrease in interest expense on deposits for the six months ended December 31, 2014 was primarily attributable to a $17.0 million decrease in the average balance of time deposits, a 3 basis point decrease in the weighted average rate paid on savings accounts, and a 2 basis point decrease in the weighted average rate paid on time deposits, which were partially offset by a $1.9 million increase in the average balance of savings deposits for the six months ended December 31, 2014, when compared to the same period in 2013.

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

Provisions for loan losses increased $117 thousand and $108 thousand for the three and six months ended December 31, 2014, respectively, when compared to the same periods in 2013. The increase in the provision for loan losses for the three months ended December 31, 2014, was primarily attributable to an increase in the Company’s loan portfolio during the three months ended December 31, 2014, and the absence of a $109 thousand credit provision on a paid off non-performing loan which was recorded in the three months ended December 31, 2013. The increase in the provision for loan losses for the six months ended December 31, 2014, was primarily attributable to an increase in the Company’s loan portfolio during the six months ended December 31, 2014, and the absence of a $109 credit provision on a paid off non-performing loan which was recorded in the six months ended December 31, 2013. At December 31, 2014, the Company’s total allowance for loan losses amounted to $255 thousand or 0.7% of the Company’s total loan portfolio, as compared to $234 thousand or 0.8% at June 30, 2014. At December 31, 2014, the Company’s non-performing loans totaled $463 thousand as compared to $604 thousand at June 30, 2014.

Non-Interest Income.  Non-interest income decreased by $1 thousand or 0.7%, and increased by $1 thousand or 0.4% for the three and six months ended December 31, 2014, respectively, when compared to the same periods in 2013. The decrease for the three months ended December 31, 2014 was primarily attributable to a $6 thousand decrease in service charges on deposits, and a $1 thousand decrease in earnings on bank-owned life insurance, which were partially offset by a $13 thousand increase in ATM and debit card fee income for the three months ended December 31, 2014, when compared to the same period in 2013. The increase for the six months ended December 31, 2014 was primarily attributable to an $8 thousand increase in earnings on bank-owned life insurance, a $10 thousand increase in ATM and debit card fee income, which were partially offset by a $16 thousand decrease in service charges on deposits during the six months ended December 31, 2014, when compared to the same period in 2013.

Non-Interest Expense.  Non-interest expense increased $30 thousand or 3.1% and $85 thousand or 4.7% for the three and six months ended December 31, 2014, respectively, when compared to the same periods in 2013. The increase for the three months ended December 31, 2014 was principally attributable to a $36 thousand increase in ATM and debit card related expenses, and a $17 thousand increase in employee related expenses, which were partially offset by a $17 thousand decrease in occupancy and equipment costs, when compared to the same period in 2013. The increase for the six months ended December 31, 2014 was primarily attributable to a $39 thousand increase in employee related expenses, a $3 thousand increase in ATM and debit card related expenses, and a $14 thousand increase in provisions for losses on off-balance sheet (loan origination) commitments, which were partially offset by a $13 thousand decrease in occupancy and equipment costs, during the six months ended December 31, 2014, when compared to the same period in 2013.

Income Tax Expense.  Income tax expense increased $2 thousand and $41 thousand for the three and six months ended December 31, 2014, respectively, when compared to the same periods in 2013. The decreases for the three and six months ended December 31, 2014 were primarily due to increased levels of taxable income, during the three and six months ended December 31, 2014, when compared to the same periods in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $825 thousand during the six months ended December 31, 2014. Net cash provided by operating activities was primarily comprised of net income of $565 thousand, $196 thousand of amortization of investment premiums, $43 thousand of depreciation expense, a $30 thousand decrease in accrued interest receivable, and $21 thousand of provisions for loan losses, which were partially offset by $70 thousand of earnings on bank owned life insurance, a $44 thousand increase in prepaid/accrued income taxes, and a $10 thousand decrease in accrued interest payable.

Funds provided by investing activities totaled $16.1 million during the six months ended December 31, 2014. Primary sources of funds during the six months ended December 31, 2014 included proceeds from repayments of mortgage-backed and investment securities held to maturity totaling $32.9 million, and $19.7 million, respectively, proceeds from investment securities available for sale totaling $8.3 million, net redemptions of FHLB stock totaling $1.3 million, and maturities of certificates of deposit totaling $348 thousand. Primary uses of funds during the six months ended December 31, 2014 included purchases of investment and mortgage-backed securities in the held-to-maturity portfolio totaling $26.7 million and $12.0 million, respectively, an increase in net loans receivable totaling $6.1 million, purchases of investment securities in the available-for-sale portfolio totaling $1.8 million, and acquisitions of equipment totaling $59 thousand.

Funds used for financing activities totaled $16.0 million for the six months ended December 31, 2014. The primary uses included a $21.2 million decrease in FHLB short-term advances, a $1.8 million decrease in certificates of deposit, $248 thousand in purchases of unallocated ESOP shares, $165 thousand in cash dividends paid on the Company’s common stock, and $72 thousand in purchases of treasury stock, which were partially offset by a $6.1 million increase in FHLB long-term variable rate advances, a $1.3 million increase in transaction and savings accounts, and a $125 thousand increase in escrow accounts. Management believes that a significant portion of our local maturing deposits will remain with the Company.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at December 31, 2014 totaled $24.1 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At December 31, 2014, total approved loan commitments outstanding were $2.1 million. At the same date, commitments under unused lines of credit amounted to $6.2 million and the unadvanced portion of construction loans approximated $5.7 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $21.4 million at December 31, 2014. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On January 27, 2015, the Company’s Board of Directors declared a cash dividend of $0.04 per share payable February 19, 2015, to shareholders of record at the close of business on February 9, 2015. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of December 31, 2014, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $32.3 million or 31.2% and $32.6 million or 31.5% respectively, of total risk-weighted assets, and Tier I leverage capital of $32.3 million or 10.4 % of average quarterly assets.

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

The Company’s nonperforming assets at December 31, 2014 totaled $463 thousand or 0.2% of total assets as compared to $607 thousand or 0.2% of total assets at June 30, 2014. Nonperforming assets at December 31, 2014 consisted of: one single-family real estate loan totaling $264 thousand, one home equity line of credit totaling $150 thousand, and one commercial real estate loan totaling $49 thousand. The loans are in various stages of collection activity.

The $144 thousand decrease in nonperforming assets during the six months ended December 31, 2014 was primarily attributable to the transfer to real estate owned and subsequent sale of one non-accrual single-family construction loan totaling $139 thousand, and principal repayments on one non-accrual single-family real estate loan totaling $5 thousand.

During the three and six months ended December 31, 2014, the Company collected $5 thousand and $14 thousand, (respectively), of interest income on non-accrual loans. Approximately $7 thousand and $47 thousand of interest income would have been recorded during the three and six months ended December 31, 2014, on non-accrual loans if such loans had been current according to the original loan agreements for the entire periods. These amounts were not included in the Company’s interest income for the three and six months ended December 31, 2014. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

During the six months ended December 31, 2014, the Company continued to adjust its asset/liability management tactics. We increased our FHLB long-term variable rate advance balances to $105.3 million at December 31, 2014 as compared to $99.2 million at June 30, 2014. $100.3 million of the FHLB long-term variable rate advances float on a monthly basis based upon the one-month LIBOR, while $5.0 million of the FHLB long-term variable rate advances float on a quarterly basis based upon the three-month LIBOR. The Company believes that these FHLB long-term variable rate advances complement our holdings of floating rate MBS and provide an attractive funding spread.

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

The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at quarter ends beginning in June 30, 2007, and extending through December 31, 2014. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive
December 31, 2010	0.00% to 0.25%	0.61%	3.30%	Positive
March 31, 2011	0.00% to 0.25%	0.80%	3.47%	Positive
June 30, 2011	0.00% to 0.25%	0.45%	3.18%	Positive
September 30, 2011	0.00% to 0.25%	0.25%	1.92%	Positive
December 31, 2011	0.00% to 0.25%	0.25%	1.89%	Positive
March 31, 2012	0.00% to 0.25%	0.33%	2.23%	Positive
June 30, 2012	0.00% to 0.25%	0.33%	1.67%	Positive
September 30, 2012	0.00% to 0.25%	0.23%	1.65%	Positive
December 31, 2012	0.00% to 0.25%	0.24%	1.85%	Positive
March 31, 2013	0.00% to 0.25%	0.25%	1.87%	Positive
June 30, 2013	0.00% to 0.25%	0.36%	2.52%	Positive

September 30, 2013	0.00% to 0.25%	0.33%	2.64%	Positive
December 31, 2013	0.00% to 0.25%	0.30%	2.84%	Positive
March 31, 2014	0.00% to 0.25%	0.44%	2.73%	Positive
June 30, 2014	0.00% to 0.25%	0.47%	2.53%	Positive
September 30, 2014	0.00% to 0.25%	0.58%	2.52%	Positive
December 31, 2014	0.00% to 0.25%	0.53%	1.90%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment, and mortgage-backed securities portfolios for the three months ended December 31, 2014, totaled $4.7 million, $28.0 million, and $32.9 million, respectively. Despite stagnant global interest rates and Treasury yields the Company used proceeds from maturities and corporate calls of bonds, repayments on its mortgage-backed securities, and borrowings to purchase U.S. Government agency bonds, U.S. Government agency CMOs, and obligations of state and political subdivisions.

During the six months ended December 31, 2014, the Company increased its portfolio of: single-family mortgages by approximately $4.3 million, multi-family real estate loans by $1.7 million, and construction loans by $1.1 million, which were partially offset by a $545 thousand decrease in commercial real estate loans, $400 thousand decrease in loans to state and political subdivisions, a $174 thousand decrease in commercial loans, and a $147 thousand decrease in consumer loans. The Company continued to more aggressively pursue 15, 20, 30 year fixed-rate single-family residential real estate loans. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank’s market area. We expect that the housing market will continue to be weak throughout fiscal 2015. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans (primarily on residential properties), and commercial loans on business assets to partially increase interest income while managing credit and interest rate risk. The Company also offers higher yielding multi-family loans to existing, and seasoned prospective, customers.

During the six months ended December 31, 2014, principal investment purchases were comprised of: $21.4 million of callable U.S. Government agency multiple step-up bonds with initial lock out periods from 1 to 4 months and with a weighted average yield to first call of 3.98% and a weighted average yield to maturity of 3.66%. Single step-up bonds have one “step” or increase in coupon. Multiple step-up bonds have more than one “step” or increase in coupon. The Company also purchased $12.0 million of floating-rate U.S. Government agency CMOs with a weighted average yield of 1.85%, $5.4 million of obligations of state and political subdivisions with a weighted average yield of 2.86%, and $1.8 million of investment grade corporate bonds with a weighted average yield of 1.78%. All of the purchases were classified as held to maturity for accounting purposes, with the exception of the investment-grade corporate bonds, which were classified as available for sale. The Company believes that the purchases will earn a return above the Company’s cost of funds.

Major investment proceeds received during the six months ended December 31, 2014 were: U.S. Government agency multi step-up bonds - $19.4 million with a weighted average yield of 1.70%; investment grade corporate bonds - $8.3 million with a weighted average yield of 1.50%; and investment grade corporate utility first mortgage bonds - $323 thousand with a weighted average yield of 5.83%.

As of December 31, 2014, the implementation of these asset and liability management initiatives resulted in the following:

1)

$196.6 million or 66.7% of the Company’s assets were comprised of floating rate investment and mortgage-backed securities. Of this $196.6 million, approximately $194.6 million float on a monthly basis based upon changes in the one-month London Interbank Offered Rate (LIBOR) and about $2.0 million reprice on a quarterly basis based upon the three-month LIBOR.

2)

$194.6 million or 79.4% of the Company’s total investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

3)

$22.2 million or 9.1% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less - $1.0 million or 4.5%; 3 – 12 months - $15.5 million or 69.8%; 1 – 2 years - $523 thousand or 2.4%; 2 – 3 years - $3.6 million or 16.3% and 3 – 5 years - $1.6 million or 7.0%;

4)

$18.9 million or 7.7% of the Company’s investment portfolio was comprised of callable U.S. Government Agency multiple step-up bonds which are callable in less than 3 months. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

5)	$21.4 million or 7.3% of the Company’s assets were comprised of investment securities classified as available for sale;
6)	$5.4 million or 2.2% of the Company’s investment portfolio was comprised of obligations of state and political subdivisions located within the Commonwealth of Pennsylvania;
7)	An aggregate of $12.7 million or 35.5% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months;
8)

Approximately $100.3 million of the Company’s total FHLB long-term advances of $117.8 million are comprised of floating rate instruments which adjust on a monthly basis based upon changes in the one-month LIBOR;

9)

Approximately $5.0 million of the Company’s total FHLB long-term advances of $117.8 million are comprised of floating rate instruments which adjust on a quarterly basis based upon changes in the three-month LIBOR; and

10)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less - $2.4 million or 2.0%; 1 –2 years - $101.7 million or 84.6%; and 2 - 3 years - $16.1 million or 13.4%.

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

	December 31, 2014	June 30,
		2014	2013
		(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$241,537	$256,902	$236,125
Interest-bearing liabilities maturing or repricing within one year	191,245	209,986	188,841

Interest sensitivity gap	$ 50,292	$ 46,916	$ 47,284

Interest sensitivity gap as a percentage of total assets	17.07%	15.14%	16.44%
Ratio of assets to liabilities maturing or repricing within one year	126.30%	122.34%	125.04%

During the six months ended December 31, 2014, the Company managed its one-year interest sensitivity gap by: (1) purchasing $12.0 million of floating-rate U.S. Government agency CMOs which reprice monthly; (2) increasing by approximately $6.1 million the Company’s long-term variable rate borrowings that reprice within three months. All of the referenced purchases were designated as held to maturity for accounting purposes. At December 31, 2014, investments available for sale totaled $21.4 million or 7.3% of total assets.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at December 31, 2014. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$55,883	$43,115	$47,558	$46,590	$37,812	$33,755	$25,706
% of Total Assets	19.0%	14.6%	16.1%	15.8%	12.8%	11.5%	8.7%
Base Case Up 100 bp
Cumulative Gap ($’s)	$56,190	$43,695	$48,587	$48,201	$39,813	$35,992	$25,706
% of Total Assets	19.1%	14.8%	16.5%	16.4%	13.5%	12.2%	8.7%
Base Case No Change
Cumulative Gap ($’s)	$56,733	$44,724	$50,292	$50,674	$42,684	$38,682	$25,706
% of Total Assets	19.3%	15.2%	17.1%	17.2%	14.5%	13.1%	8.7%
Base Case Down 100 bp
Cumulative Gap ($’s)	$57,055	$45,326	$51,266	$52,046	$44,175	$39,953	$25,706
% of Total Assets	19.4%	15.4%	17.4%	17.7%	15.0%	13.6%	8.7%
Base Case Down 200 bp
Cumulative Gap ($’s)	$57,259	$45,681	$51,888	$52,933	$45,117	$40,586	$25,706
% of Total Assets	19.4%	15.5%	17.6%	18.0%	15.3%	13.8%	8.7%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2014. This analysis was done assuming that the interest-earning assets will average approximately $318 million and $358 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at December 31, 2014. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	December 31, 2015					December 31, 2016
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-5.6%	-3.8%	—	14.9%	30.5%	-13.2%	-8.7%	—	17.0%	31.2%
Return on average equity	3.48%	3.66%	4.07%	5.65%	7.28%	4.30%	4.85%	5.89%	7.80%	9.29%
Return on average assets	0.34%	0.36%	0.40%	0.56%	0.72%	0.39%	0.44%	0.54%	0.72%	0.88%
Market value of equity (in thousands)	$35,169	$36,097	$38,216	$39,291	$38,674

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at December 31, 2014. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2014.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$3,815
4.35%

Adjustable rate	$1,918
4.88%

Undisbursed lines of credit
Adjustable rate	$6,203
3.72%

Loan origination commitments
Fixed rate	$2,141
3.64%

Letters of credit
Adjustable rate	$130
4.25%

$14,207

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2014, the Savings Bank had two performance standby letters of credit outstanding totaling approximately $130 thousand. Both performance letters of credit are secured by developed property. The letters of credit will mature within eighteen months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.    CONTROLS AND PROCEDURES

As of December 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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

During the quarter ended December 31, 2014, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended December 31, 2014.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
10/01/14 – 10/31/14	1,955	10.90	1,651	$376,000
11/01/14 – 11/30/14	2,008	10.70	7	$376,000
12/01/14 – 12/31/14	6,842	10.86	6,842	$301,600
Total	10,805	10.83	8,500	$301,600

(1)	All shares indicated were purchased under the Company’s ESOP Stock Purchase Program.
(2)	Shares purchased using funds borrowed from the Company.
(3)	ESOP Stock Purchase Program
(a)	Announced March 31, 2014.
(b)	$1,500,000 of common shares approved for purchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has $301,600 of shares remaining to be purchased at December 31, 2014.
(e)	Not applicable.

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended December 31, 2014.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs(2)
10/01/14 – 10/31/14	-	-	-	34,425
11/01/14 – 11/30/14	-	-	-	34,425
12/01/14 – 12/31/14	-	-	-	34,425
Total	-	-	-	34,425

(1)	All shares indicated were purchased under the Company’s reopened Tenth Stock Repurchase Program.
(2)	Tenth Stock Repurchase Program
(a)	Announced April 30, 2014.
(b)	41,745 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 34,425 shares remaining to be purchased at December 31, 2014.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

February 13, 2015	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

February 13, 2015	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)