Form 10-Q
period 2015-03-31
WVS FINANCIAL CORP
filed 2015-05-14
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Shares outstanding as of May 14, 2015: 2,050,430 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2015	June 30, 2014
Assets
Cash and due from banks	$ 2,133	$ 1,088
Interest-earning demand deposits	369	272

Total cash and cash equivalents	2,502	1,360
Certificates of deposit	350	598
Investment securities available-for-sale (amortized cost of $57,879 and $28,189)	57,966	28,387
Investment securities held-to-maturity (fair value of $35,302 and $22,480)	34,684	22,047
Mortgage-backed securities held-to-maturity (fair value of $173,353 and $215,016)	172,586	215,335
Net loans receivable (allowance for loan losses of $286 and $234)	38,097	29,724
Accrued interest receivable	1,215	638
Federal Home Loan Bank stock, at cost	6,274	6,440
Premises and equipment, net	628	615
Bank owned life insurance	4,241	4,136
Deferred tax assets (net)	508	512
Other assets	2,168	148

TOTAL ASSETS	$ 321,219	$ 309,940

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 18,796	$ 16,300
NOW accounts	21,707	21,077
Savings accounts	44,036	44,428
Money market accounts	24,594	24,730
Certificates of deposit	32,027	34,833
Advance payments by borrowers for taxes and insurance	578	491

Total deposits	141,738	141,859
Federal Home Loan Bank advances: long-term – fixed rate	12,500	12,500
Federal Home Loan Bank advances: long-term – variable rate	105,305	99,196
Federal Home Loan Bank advances: short-term	28,424	23,626
Accrued interest payable	155	170
Other liabilities	1,017	801

TOTAL LIABILITIES	289,139	278,152

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none Issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 and 3,805,636 shares issued; 2,050,430 and 2,056,975 shares outstanding	38	38
Additional paid-in capital	21,485	21,485
Treasury stock: 1,755,206 and 1,748,661 shares at cost, respectively	(26,772)	(26,700)
Retained earnings, substantially restricted	39,113	38,335
Accumulated other comprehensive loss	(406)	(420)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,378)	(950)

TOTAL STOCKHOLDERS’ EQUITY	32,080	31,788

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 321,219	$ 309,940

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$ 430	$ 388	$ 1,182	$ 1,217
Investment securities—taxable	382	318	1,013	1,214
Mortgage-backed securities	670	707	2,219	1,769
Certificates of deposit	1	3	5	7
Interest-earning demand deposits	1	-	1	1
FHLB Stock	256	31	376	65

Total interest and dividend income	1,740	1,447	4,796	4,273

INTEREST EXPENSE:
Deposits	52	85	166	253
Federal Home Loan Bank advances – long-term – fixed rate	138	207	422	628
Federal Home Loan Bank advances – long-term – variable rate	76	-	219	-
Federal Home Loan Bank advances – short-term	16	56	48	165
Other short-term borrowings	2	3	2	4

Total interest expense	284	351	857	1,050

NET INTEREST INCOME	1,456	1,096	3,939	3,223
PROVISION FOR LOAN LOSSES	31	5	52	(82)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,425	1,091	3,887	3,305

NON-INTEREST INCOME:
Service charges on deposits	33	40	119	142
Earnings on Bank Owned Life Insurance	35	37	105	99
Other than temporary impairment (“OTTI”) losses	-	43	-	43
Portion of loss (gain) recognized in other comprehensive income (before taxes)	-	(62)	-	(62)

Net impairment loss recognized in earnings	-	(19)	-	(19)

Other	64	54	192	174

Total non-interest income	132	112	416	396

NON-INTEREST EXPENSE:
Salaries and employee benefits	532	538	1,614	1,581
Occupancy and equipment	90	83	245	252
Data processing	62	64	180	183
Correspondent bank service charges	10	10	29	33
Federal deposit insurance premium	40	49	131	144
Other	160	169	598	538

Total non-interest expense	894	913	2,797	2,731

INCOME BEFORE INCOME TAXES	663	290	1,506	970
INCOME TAX EXPENSE	203	92	481	329

NET INCOME	$ 460	$ 198	$ 1,025	$ 641

EARNINGS PER SHARE:
Basic	$ 0.22	$ 0.10	$ 0.50	$ 0.31
Diluted	$ 0.22	$ 0.10	$ 0.50	$ 0.31

AVERAGE SHARES OUTSTANDING:
Basic	2,050,430	2,057,930	2,050,658	2,057,930
Diluted	2,050,430	2,057,930	2,050,658	2,057,930

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

NET INCOME	$460	$198	$1,025	$641

OTHER COMPREHENSIVE INCOME

Securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	48	40	(111)	52
Income tax effect	17	14	(38)	18

	31	26	(73)	34

Unrealized holdings gains (losses) on securities available for sale not other-than-temporarily impaired, net of tax	31	26	(73)	34

Securities held to maturity other-than-temporarily impaired:
Total losses	-	43	-	43
Losses recognized in earnings	-	(19)	-	(19)

Gains (losses) recognized in comprehensive income	-	62	-	62
Income tax effect	-	21	-	21

	-	41	-	41

Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	31	38	131	294
Income tax effect	9	13	44	100

	22	25	87	194

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	22	66	87	235

Other comprehensive income	53	92	14	269

TOTAL COMPREHENSIVE INCOME	$513	$290	$1,039	$910

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2014	$ 38	$ 21,485	$(26,700)	$ 38,335	$ (420)	$ (950)	$31,788

Net income				1,025			1,025

Other comprehensive income					14		14

Purchase of treasury stock (6,545 shares)			(72)				(72)

Purchase of ESOP shares						(428)	(428)

Cash dividends declared ($0.12 per share)				(247)			(247)

Balance March 31, 2015	$ 38	$ 21,485	$(26,772)	$ 39,113	$ (406)	$ (1,378)	$32,080

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES

Net income	$ 1,025	$ 641
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	52	(82)
Net impairment loss recognized in earnings	-	19
Depreciation	67	81
Gain on sale of other real estate owned	(5)	-
Amortization of discounts, premiums and deferred loan fees	411	1,416
Deferred income taxes	4	207
Increase (decrease) in prepaid/accrued income taxes	134	(23)
Earnings on bank owned life insurance	(105)	(99)
(Increase) decrease in accrued interest receivable	(577)	183
Decrease in accrued interest payable	(15)	(9)
Increase (decrease) in deferred director compensation payable	7	(12)
Other, net	(1,982)	(124)

Net cash (used for) provided by operating activities	(984)	2,198

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	(38,625)	-
Proceeds from repayments of investments	9,341	35,566
Held-to-maturity:
Purchases of investment securities	(36,300)	(8,743)
Purchases of mortgage-backed securities	(14,623)	(86,212)
Proceeds from repayments of investments	22,688	12,142
Proceeds from repayments of mortgage-backed securities	57,667	17,084
Purchase of certificates of deposit	(100)	-
Maturities/redemptions of certificates of deposit	348	-
Purchase of bank owned life insurance	-	(2,000)
Net (increase) decrease in net loans receivable	(8,570)	578
Proceeds from sale of other real estate owned	251	-
Purchase of FHLB stock	(10,561)	(5,992)
Redemption of FHLB stock	10,727	6,162
Acquisition of premises and equipment	(80)	(53)

Net cash used for investing activities	(7,837)	(31,468)

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2015	2014
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$ 2,598	$ 4,687
Net decrease in certificates of deposit	(2,806)	(2,939)
Net decrease in advance payments by borrowers for taxes and insurance	(21)	(133)
Proceeds from FHLB long-term advances	6,109	-
Net increase in FHLB short-term advances	4,798	11,741
Net increase in other short-term advances	-	15,692
Purchase of treasury stock	(72)	-
Increase in Unallocated ESOP shares	(396)	-
Cash dividends paid	(247)	(247)

Net cash provided by financing activities	9,963	28,801

Increase (decrease) in cash and cash equivalents	1,142	(469)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	1,360	1,927

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 2,502	$ 1,458

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits, escrows and borrowings	$ 872	$ 1,059
Income taxes	$ 357	$ 296

Non-cash items:
Educational Improvement Tax Credit	$ 33	$ 47
Mortgage loans transferred to other real estate owned	$ 246	$ -
Capitalization of interest on loan to ESOP	$ 32	$ -

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2015, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation-Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangible – Goodwill and Other Internal Use Software (Topic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. This Update is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Weighted average common shares outstanding	3,805,636	3,805,636	3,805,636	3,805,636

Average treasury stock shares	(1,755,206)	(1,747,706)	(1,754,978)	(1,747,706)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	2,050,430	2,057,930	2,050,658	2,057,930

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-	-	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	2,050,430	2,057,930	2,050,658	2,057,930

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At March 31, 2015, and 2014, there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and nine month periods.

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

During the nine month periods ended March 31, 2015 and 2014, the Company recorded $0 and $7 thousand, respectively, in compensation expense related to our share-based compensation awards. As of March 31, 2015, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

The Company had no non-vested stock options outstanding at March 31, 2015, and no unvested stock options outstanding at March 31, 2014. There were no stock options exercised or issued during the nine months ended March 31, 2015 and 2014.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
March 31, 2015		(Dollars in Thousands)

AVAILABLE FOR SALE
Corporate debt securities	$	52,634	$	91	$	(13)	$	52,711
Foreign debt securities [1]		5,245		11		(2)		5,255

Total	$	57,879	$	102	$	(15)	$	57,966

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
March 31, 2015		(Dollars in Thousands)

HELD TO MATURITY
U.S. government agency securities	$	25,459	$	65	$	(4)	$	25,520
Corporate debt securities		3,870		412		-		4,282
Obligations of states and political subdivisions		5,355		145		-		5,500

Total	$	34,684	$	622	$	(4)	$	35,302

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
June 30, 2014		(Dollars in Thousands)

AVAILABLE FOR SALE
Corporate debt securities	$	26,123	$	188	$	-	$	26,311
Foreign debt securities [1]		2,066		10		-		2,076

Total	$	28,189	$	198	$	-	$	28,387

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
June 30, 2014		(Dollars in Thousands)

HELD TO MATURITY
U.S. government agency securities	$	16,848	$	11	$	(118)	$	16,741
Corporate debt securities		5,199		540		-		5,739

Total	$	22,047	$	551	$	(118)	$	22,480

There were no sales of investment securities for the three and nine months ended March 31, 2015 and 2014.

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

The amortized cost and fair values of debt securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through two years	Due after two through three years	Due after three through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$15,382	$30,949	$10,555	$-	$993	$-	$57,879
Fair value	15,410	30,981	10,580	-	995	-	57,966
Weighted average yield	1.23%	1.24%	1.54%	-%	1.67%	-%	1.30%

HELD TO MATURITY
Amortized cost	$-	$524	$3,094	$3,412	$3,495	$24,159	$34,684
Fair value	-	559	3,321	3,584	3,621	24,217	35,302
Weighted average yield	-%	6.10%	4.96%	3.25%	3.23%	1.84%	2.46%

At March 31, 2015, and June 30, 2014, no investment securities were pledged to secure public deposits, repurchase agreements, or borrowings with the Federal Home Loan Bank.

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

At March 31, 2015, the Company’s Agency CMOs totaled $170.4 million as compared to $212.8 million at June 30, 2014. The Company’s private-label CMOs totaled $2.2 million at March 31, 2015 as compared to $2.5 million at June 30, 2014. The $42.7 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency and private-label CMOs which totaled $57.2 million and $500 thousand, respectively, which were partially offset by purchases of U.S. Government Agency CMOs totaling $14.6 million. During the nine months ended March 31, 2015, the Company received principal payments totaling $500 thousand on its private-label CMOs. At March 31, 2015, approximately $172.6 million or 100.0% (book value) of the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments, as compared to $215.3 million or 100.0% at June 30, 2014. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at March 31, 2015. During the nine months ending March 31, 2015, the Company reversed $131 thousand of non-credit unrealized holding losses on its three private-label CMOs with OTTI due to principal repayments. During the nine months ended March 31, 2015, the Company recorded no additional credit impairment charges on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of March 31, 2015. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At March 31, 2015
		Rating			Book Value	Fair Value[2]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$1,201	$1,529	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	244	268	40
126694KF4	CWHL SER 24 A15	D	N/A	D	490	536	79
126694MP0	CWHL SER 26 1A5	D	N/A	D	250	275	36

					$2,185	$2,608	$356

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
March 31, 2015
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	170,401	$	1,073	$	(729)	$	170,745
Private-label		2,185		423		-		2,608

Total	$	172,586	$	1,496	$	(729)	$	173,353

[2]	Fair value estimate provided by the Company’s independent third party valuation consultant.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in Thousands)
June 30, 2014
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$212,781	$1,370	$(2,097)	$212,054
Private-label	2,554	408	-	2,962

Total	$215,335	$1,778	$(2,097)	$215,016

The amortized cost and fair value of the Company’s mortgage-backed securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
			(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$-	$-	$477	$172,109	$172,586
Fair value	-	-	494	172,859	173,353
Weighted average yield	-%	-%	1.61%	1.44%	1.44%

At March 31, 2015, mortgage-backed securities with amortized costs of $142.4 million and fair values of $142.8 million were pledged to secure public deposits and borrowings with the Federal Home Loan Bank. Of the securities pledged, $13.5 million of fair value was excess collateral. At June 30, 2014 mortgage-backed securities with an amortized cost of $148.3 million and fair values of $147.0 million, were pledged to secure public deposits and borrowings with the Federal Home Loan Bank. Of the securities pledged, $16.5 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component, for the three and nine months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – December 31, 2014	$26	$(485)	$(459)

Other comprehensive income before reclassifications	31	22	53

Amounts reclassified from accumulated other comprehensive income	-	-	-

Net current-period other comprehensive income	31	22	53

Ending Balance – March 31, 2015	$57	$(463)	$(406)

	Nine Months Ended March 31, 2015
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2014	$130	$(550)	$(420)

Other comprehensive income (loss) before reclassifications	(73)	87	14

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	(73)	87	14

Ending Balance – March 31, 2015	$57	$(463)	$(406)

	Three Months Ended March 31, 2014
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – December 31, 2013	$86	$(651)	$(565)

Other comprehensive income before reclassifications	26	107	133

Amounts reclassified from accumulated other comprehensive income	-	(41)	(41)

Net current-period other comprehensive income	26	66	92

Ending Balance – March 31, 2014	$112	$(585)	$(473)

	Nine Months Ended March 31, 2014
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2013	$78	$(820)	$(742)

Other comprehensive income before reclassifications	34	276	310

Amounts reclassified from accumulated other comprehensive income (loss)	-	(41)	(41)

Net current-period other comprehensive income	34	235	269

Ending Balance – March 31, 2014	$112	$(585)	$(473)

The following tables present the amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended March 31, 2015 and 2014.

Amount Reclassified from Accumulated Other Comprehensive Loss
Details About Accumulated Other Comprehensive loss Components	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015	Affected Line Item in the Statement Where Net Income is Presented

(Dollars in Thousands)

Unrealized gains and losses on available-for-sale securities	$-	$-	Realized gains on sale of securities

	-	-	Total before tax
	-	-	Tax expense

	-	-	Net of tax

Unrealized gains and losses on held-to-maturity securities	-	-	Impairment reclassification

	-	-	Total before tax
	-	-	Tax expense

	-	-	Net of tax

Total reclassifications for the period	$-	$-	Net of tax

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details About Accumulated Other Comprehensive loss Components	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014	Affected Line Item in the Statement Where Net Income is Presented

	(Dollars in Thousands)

Unrealized gains and losses on available-for-sale securities	$-	$-	Realized gains on sale of securities

	-	-	Total before tax
	-	-	Tax expense

	-	-	Net of tax

Unrealized gains and losses on held-to-maturity securities	(62)	(62)	Impairment reclassification

	(62)	(62)	Total before tax
	(21)	(21)	Tax expense

	(41)	(41)	Net of tax

Total reclassifications for the period	$(41)	$(41)	Net of tax

8. UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2015 and June 30, 2014.

	March 31, 2015

	Less Than Six Months			Six through Twelve Months			Twelve Months or Greater			Total

	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses		Fair Value		Gross Unrealized Losses

	(Dollars in Thousands)

Corporate bonds	$7,992	$(13)	$	-	$-	$	-	$-	$	7,992	$	(13)
Foreign Debt Securities [1]	502	(2)		-	-		-	-		502		(2)
U.S. government agency securities	2,996	(4)		-	-		-	-		2,996		(4)
Collateralized mortgage obligations:
Agency	31,007	(587)		22,032	(111)		6,350	(31)		59,389		(729)

Total	$42,497	$(606)	$	22,032	$(111)	$	6,350	$(31)	$	70,879	$	(748)

	June 30, 2014

	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)
U.S. government agency securities	$-	$-	$-	$-	$9,882	$(118)	$9,882	$(118)
Collateralized mortgage obligations:
Agency	73,738	(1,133)	30,320	(643)	12,668	(321)	116,726	(2,097)

Total	$73,738	$(1,133)	$30,320	$(643)	$22,550	$(439)	$126,608	$(2,215)

1	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

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

The Company evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for Other-than-temporary-impairment (“OTTI”) on a quarterly basis. In doing so, the Company considers many factors including, but not limited to: the credit ratings assigned to the securities by the Nationally Recognized Statistical Rating Organizations (NRSROs); other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the length of time and extent that fair value has been less than amortized cost; and whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. In the case of its private label residential MBS, the Company also considers prepayment speeds, the historical and projected performance of the underlying loans and the credit support provided by the subordinate securities. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors.

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

	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014
	(Dollars in Thousands)
Beginning balance	$273	$304	$302	$316
Initial credit impairment	-	-	-	-
Subsequent credit impairment	-	19	-	19
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-	-	-
Reductions for securities sold	-	-	-	-
Reduction for actual realized losses	(10)	(13)	(39)	(25)
Reduction for increase in cash flows expected to be collected	-	-	-	-

Ending Balance	$263	$310	$263	$310

During the three and nine months ended March 31, 2015, the Company recorded no credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income. During the three and nine months ended March 31, 2015, the Company accreted back into other comprehensive income $22 thousand and $87 thousand, respectively (net of income tax effect of $9 thousand and $44 thousand, respectively), based on principal repayments on private-label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the March 31, 2015 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that no additional private-label CMOs in the portfolio had an other-than-temporary impairment at March 31, 2015, keeping the total at three private-label CMOs with OTTI at March 31, 2015.

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

The Company had investments in 23 positions that were impaired at March 31, 2015. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of March 31, 2015 and June 30, 2014.

	March 31, 2015			June 30, 2014
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

	(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$21,514	$-	$21,514	$15,634	$-	$15,634
Construction	4,373	-	4,373	1,872	-	1,872
Land acquisition & development	707	-	707	573	-	573
Multi-family dwellings	3,986	-	3,986	2,327	-	2,327
Commercial	3,470	49	3,421	4,523	49	4,474

Consumer Loans
Home equity	848	-	848	849	-	849
Home equity lines of credit	1,884	-	1,884	1,985	150	1,835
Other	184	-	184	221	-	221

Commercial Loans	1,357	-	1,357	1,584	-	1,584

Obligations (other than securities and leases) of states and political subdivisons	-	-	-	400	-	400

	$38,323	$49	$38,274	$29,968	$199	$29,769

Less: Deferred loan fees	60			(10)
Allowance for loan losses	(286)			(234)

Total	$38,097			$29,724

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

The following tables are a summary of the loans considered to be impaired as of March 31, 2015 and June 30, 2014, and the related interest income recognized for the three and nine months ended March 31, 2015 and March 31, 2014:

	March 31, 2015	June 30, 2014
	(Dollars in Thousands)
Impaired loans with an allocated allowance:
Home equity lines of credit	$-	$150
Impaired loans without an allocated allowance:
Commercial real estate loans	49	49

Total impaired loans	$49	$199

Allocated allowance on impaired loans:
Home equity lines of credit	$-	$15

Total	$-	$15

		Three Months Ended				Nine Months Ended
		March 31, 2015		March 31, 2014		March 31, 2015		March 31, 2014
		(Dollars in Thousands)
Average impaired loans
Construction loans	$	-	$	-	$	-	$	316
Land acquisition & development loans		-		-		-		19
Commercial real estate loans		49		-		49		-
Home equity lines of credit		128		150		143		150

Total	$	177	$	150	$	192	$	485

Income recognized on impaired loans
Construction loans	$	-	$	-	$	-	$	-
Land acquisition & development loans		-		-		-		-
Commercial real estate loans		2		-		2		-
Home equity lines of credit		4		2		5		5

Total	$	6	$	2	$	7	$	5

Total nonaccrual loans as of March 31, 2015 and June 30, 2014 and the related interest income recognized for the three and nine months ended March 31, 2015 and March 31, 2014 are as follows:

	March 31, 2015	June 30, 2014
	(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$262	$408
Construction	-	-
Land acquisition & development	-	-
Commercial real estate	49	49
Home equity lines of credit	-	150

Total	$311	$607

		Three Months Ended				Nine Months Ended
		March 31, 2015		March 31, 2014		March 31, 2015		March 31, 2014
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	263	$	474	$	298	$	476
Construction		-		-		-		316
Land acquisition & development		-		-		-		19
Commercial real estate		49		-		49		-
Home equity lines of credit		128		150		143		150

Total	$	440	$	624	$	490	$	961

Income that would have been recognized	$	6	$	9	$	20	$	43

Interest income recognized	$	12	$	4	$	26	$	11

Interest income foregone	$	-	$	6	$	1	$	34

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

The following tables include the recorded investment and number of modifications for modified loans for the three and nine months ended March 31, 2015 and 2014. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

For the Three Months Ended
March 31, 2015

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate	-	$-	$	-

Troubled debt restructurings that subsequently defaulted:
Commercial real estate	-	$-	$	-

	For the Nine Months Ended March 31, 2015
	Number of Contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment

	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate	1	$	49	$	49

Troubled debt restructurings that subsequently defaulted:
Commercial real estate	-	$	-	$	-

One loan secured by commercial real estate was modified by reducing its required payment for a nine month period during the nine months ended March 31, 2015.

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

There was one previously modified TDR, secured by a home equity line of credit, which paid off in full during the quarter ended March 31, 2015.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at March 31, 2015, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2015 and June 30, 2014:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
March 31, 2015
First mortgage loans:
1 – 4 family dwellings	$21,203	$26	$23	$-	$262	$311	$21,514
Construction	4,373	-	-	-	-	-	4,373
Land acquisition & development	707	-	-	-	-	-	707
Multi-family dwellings	3,986	-	-	-	-	-	3,986
Commercial	3,421	-	-	-	49	49	3,470

Consumer Loans:
Home equity	820	28	-	-	-	28	848
Home equity lines of credit	1,884	-	-	-	-	-	1,884
Other	184	-	-	-	-	-	184

Commercial Loans	1,357	-	-	-	-	-	1,357

	$37,935	$54	$23	$-	$311	$388	38,323

Less: Deferred loan fees							60
Allowance for loan loss							(286)

Net Loans Receivable							$38,097

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
June 30, 2014
First mortgage loans:
1 – 4 family dwellings	$15,068	$122	$36	$-	$408	$566	$15,634
Construction	1,872	-	-	-	-	-	1,872
Land acquisition & development	573	-	-	-	-	-	573
Multi-family dwellings	2,327	-	-	-	-	-	2,327
Commercial	4,474	-	-	-	49	49	4,523

Consumer Loans:
Home equity	849	-	-	-	-	-	849
Home equity lines of credit	1,835	-	-	-	150	150	1,985
Other	221	-	-	-	-	-	221

Commercial Loans	1,584	-	-	-	-	-	1,584

Obligations (other than securities and leases) of states and political subdivisions	400	-	-	-	-	-	400

	$29,203	$122	$36	$-	$607	$765	29,968

Less: Deferred loan fees							(10)
Allowance for loan loss							(234)

Net Loans Receivable							$29,724

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended March 31, 2015. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables presents the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at March 31, 2015 and June 30, 2014.

	March 31, 2015
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate		Commercial

	(Dollars in Thousands)

Pass	$4,373	$396	$3,986	$3,421	$	1,357
Special Mention	-	-	-	-		-
Substandard	-	311	-	49		-
Doubtful	-	-	-	-		-

Ending Balance	$4,373	$707	$3,986	$3,470	$	1,357

		June 30, 2014
		Construction		Land Acquisition & Development Loans		Multi-family Residential		Commercial Real Estate		Commercial		Obligations (other than securities and leases) of States and Political Subdivisions

		(Dollars in Thousands)

Pass	$	1,872	$	258	$	2,327	$	4,474	$	1,584	$	400
Special Mention		-		-		-		-		-		-
Substandard		-		315		-		49		-		-
Doubtful		-		-		-		-		-		-

Ending Balance	$	1,872	$	573	$	2,327	$	4,523	$	1,584	$	400

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended March 31, 2015 and June 30, 2014.

	March 31, 2015

	1 – 4 Family		Consumer

	(Dollars in Thousands)

Performing	$21,229	$	2,916
Non-performing	285		-

Total	$21,514	$	2,916

	June 30, 2014

	1 – 4 Family		Consumer

	(Dollars in Thousands)

Performing	$15,160	$	2,905
Non-performing	474		150

Total	$15,634	$	3,055

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

The Company had no unallocated loss allowance balance at March 31, 2015 and June 30, 2014.

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

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2015.

	As of March 31, 2015
	First Mortgage Loans
	1 – 4 Family		Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2014	$83	$	26	$10	$20	$41	$67	$8	$255
Charge-offs	-		-	-	-	-	-	-	-
Recoveries	-		-	-	-	-	-	-	-
Provisions	19		52	-	-	(4)	(35)	(1)	31

Ending ALLL Balance at March 31, 2015	$102	$	78	$10	$20	$37	$32	$7	$286

During the three months ended March 31, 2015, the allowance for loan losses (“ALL”) associated with 1 – 4 family permanent loans and the construction loan portfolio increased by $19 thousand and $52 thousand, respectively. The primary reason for the increases in the ALL associated with these segments was the increases in associated loan balances. The ALL for consumer loans decreased by $35 thousand primarily due to the payoff of one non-performing home equity line of credit. The decrease in the ALL for commercial real estate loans and commercial loans totaled $4 thousand and $1 thousand, respectively. The reason for these decreases was primarily attributable to lower loan balances in these loan segments. During the quarter ended March 31, 2015, the Company also increased its ALL reserve factors, due to increases in associated loan balances throughout fiscal 2015, for the following loan segments:

Loan Segment	12/31/2014 factor	03/31/2015 factor
1 – 4 family	0.25%	0.35%
Construction:
1 – 4 family	0.25%	0.75%
5+ family	0.50%	1.00%

The following table presents the activity in the ALL for the nine months ended March 31, 2015.

	As of March 31, 2015
	First Mortgage Loans
	1 – 4 Family		Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2014	$103	$	14	$5	$12	$45	$47	$8	$234
Charge-offs	-		-	-	-	-	-	-	-
Recoveries	-		-	-	-	-	-	-	-
Provisions	(1)		64	5	8	(8)	(15)	(1)	52

Ending ALLL Balance at March 31, 2015	$102	$	78	$10	$20	$37	$32	$7	$286

During the nine months ended March 31, 2015, the ALL associated with the construction loan portfolio, multi-family loans, and land acquisition and development loans increased by $64 thousand, $8 thousand and $5 thousand, respectively. The primary reason for the increases in the ALL associated with these segments was the increases in associated loan balances. The ALL for consumer loans decreased primarily due to the payoff of one non-performing home equity line of credit. The decrease in the ALL associated with 1 – 4 family permanent loans was primarily associated with a decrease in the ALL associated with the non-performing segment of 1 – 4 family permanent loans, which more than offset the ALL associated with new loans booked within this segment. The decrease in the ALL associated with the commercial real estate and commercial (non-real estate) segments was primarily related to the lower loan balances within these segments. During the nine months ended March 31, 2015, the Company also increased its ALL reserve factors, due to increases in associated loan balances throughout fiscal 2015, for the following loan segments:

Loan Segment	06/30/2014 factor	03/31/2015 factor
1 – 4 family	0.15%	0.35%
Construction:
1 – 4 family	0.15%	0.75%
5+ family	0.50%	1.00%
Land acquisition and development	0.75%	1.00%

	As of March 31, 2014
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2013	$64	$20	$10	$14	$51	$52	$9	$220
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	19	(4)	(2)	(2)	(1)	(5)	-	5

Ending ALLL Balance at March 31, 2014	$83	$16	$8	$12	$50	$47	$9	$225

	As of March 31, 2014
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2013	$47	$117	$8	$14	$57	$53	$11	$307
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	36	(101)	-	(2)	(7)	(6)	(2)	(82)

Ending ALLL Balance at March 31, 2014	$83	$16	$8	$12	$50	$47	$9	$225

The $101 thousand credit provision on construction loans for the nine months ended March 31, 2014 was primarily due to the payoff in full of one single-family construction loan during fiscal 2014.

The following tables summarize the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2015 and June 30, 2014.

	As of March 31, 2015
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	102	78	10	20	37	32	7	286

	$102	$78	$10	$20	$37	$32	$7	$286

	As of June 30, 2014
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Individually evaluated for impairment	$-	$-	$-	$-	$-	$15	$-	$15
Collectively evaluated for impairment	103	14	5	12	45	32	8	219

	$103	$14	$5	$12	$45	$47	$8	$234

10.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of March 31, 2015 and June 30, 2014, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2015
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$-	$52,711	$-	$52,711
Foreign debt securities (1)	-	5,255	-	5,255

Total	$-	$57,966	$-	$57,966

	June 30, 2014
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$-	$26,311	$-	$26,311
Foreign debt securities (1)	-	2,076	-	2,076

Total	$-	$28,387	$-	$28,387

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

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

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information. The Company has no Level I or Level II impaired loans. Level III impaired loans at March 31, 2015 were primarily comprised of one commercial real estate loan. Level III impaired loans at June 30, 2014 were primarily comprised of one home equity line of credit and one commercial real estate loan.

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair values as of March 31, 2015 and June 30, 2014, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		March 31, 2015
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	49	$	49

Total	$	-	$	-	$	49	$	49

		June 30, 2014
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	184	$	184

Total	$	-	$	-	$	184	$	184

For Level III assets measured at fair value on a recurring and non-recurring basis as of March 31, 2015 and June 30, 2014, the significant observable inputs used in the fair value measurements were as follows:

		Fair Value at
		March 31, 2015	June 30, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

		(Dollars in Thousands)

Impaired loans	$	49	$184	Appraisal of collateral(1)	Discounted appraisal(2)	0%/0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions. The range and weighted average of appraisal adjustments are presented as a percentage of the appraisals.

When evaluating the value of the collateral on impaired loans, the Company will consider the age of the most current appraisal, and may discount the appraised value from 0.0% to 15.0%.

The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation model for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

		March 31, 2015
		Carrying Amount	Fair Value		Level I	Level II	Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	2,502	$2,502	$	2,502	$-	$-
Certificates of deposit		350	350		350	-	-
Investment securities – available for sale		57,966	57,966		-	57,966	-
Investment securities – held to maturity		34,684	35,302		-	35,302	-
Mortgage-backed securities – held to maturity:
Agency		170,401	170,745		-	170,745	-
Private-label		2,185	2,608		-	-	2,608
Net loans receivable		38,097	39,527		-	-	39,527
Accrued interest receivable		1,215	1,215		1,215	-	-
FHLB stock		6,274	6,274		6,274	-	-
Bank owned life insurance		4,241	4,241		4,241	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	18,796	$18,796	$	18,796	$-	$-
NOW accounts		21,707	21,707		21,707	-	-
Savings accounts		44,036	44,036		44,036	-	-
Money market accounts		24,594	24,594		24,594	-	-
Certificates of deposit		32,027	31,999		-	-	31,999
Advance payments by borrowers for taxes and insurance		578	578		578	-	-
FHLB long-term advances		117,805	118,625		-	-	118,625
FHLB short-term advances		28,424	28,424		28,424	-	-
Accrued interest payable		155	155		155	-	-

	June 30, 2014
	Carrying Amount	Fair Value	Level I	Level II	Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$1,360	$1,360	$1,360	$-	$-
Certificates of deposit	598	598	598	-	-
Investment securities – available for sale	28,387	28,387	-	23,387	-
Investment securities – held to maturity	22,047	22,480	-	22,480	-
Mortgage-backed securities – held to maturity:
Agency	212,781	212,054	-	212,054	-
Private-label	2,554	2,962	-	-	2,962
Net loans receivable	29,724	30,966	-	-	30,966
Accrued interest receivable	638	638	638	-	-
FHLB stock	6,440	6,440	6,440	-	-
Bank owned life insurance	4,136	4,136	4,136	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$16,300	$16,300	$16,300	$-	$-
NOW accounts	21,077	21,077	21,077	-	-
Savings accounts	44,428	44,428	44,428	-	-
Money market accounts	24,730	24,730	24,730	-	-
Certificates of deposit	34,833	34,795	-	-	34,795
Advance payments by borrowers for taxes and insurance	491	491	491	-	-
FHLB long-term advances	111,696	112,518	-	-	112,518
FHLB short-term advances	23,626	23,626	23,626	-	-
Accrued interest payable	170	170	170	-	-

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2015.

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

FINANCIAL CONDITION

The Company’s assets totaled $321.2 million at March 31, 2015, as compared to $309.9 million at June 30, 2014. The $11.3 million or 3.6% increase in total assets was primarily comprised of a $29.6 million increase in investment securities – available for sale, a $12.6 million increase in investment securities – held to maturity, an $8.4 million increase in net loans receivable, a $2.0 million increase in other assets, a $1.1 million increase in cash and due from banks, and a $577 thousand increase in accrued interest receivable, which were partially offset by a $42.7 million decrease in mortgage-backed securities - held to maturity, and a $166 thousand decrease in FHLB stock. The increase in investment securities – available for sale was primarily due to purchases of investment-grade corporate bonds totaling $38.6 million, which was partially offset by maturities and early redemptions of investment-grade corporate bonds totaling $9.3 million. The increase in investment securities – held to maturity was primarily attributable to purchases of U.S. Government agency multiple step-up bonds totaling $30.9 million, and purchases of taxable municipal bonds totaling $5.4 million, which were partially offset by maturities and redemptions of U.S. Government agency multiple step-up bonds totaling $22.4 million, and maturities and early redemptions of investment-grade corporate bonds totaling $1.0 million. The decrease in mortgage-backed securities – held to maturity was primarily due to repayments of floating rate U.S. Government agency CMOs and floating rate private-label CMOs totaling $57.2 million and $500 thousand, respectively, which were partially offset by purchases of floating rate U.S. Government agency CMOs totaling $14.6 million. The investment-grade corporate bonds and U.S. Government agency bonds purchased were primarily used to offset maturities and early redemptions of investment securities, and repayments of mortgage-backed securities and to bolster interest revenue. See “Asset and Liability Management”.

The Company’s total liabilities increased $10.9 million or 3.9% to $289.1 million as of March 31, 2015 from $278.2 million as of June 30, 2014. The $10.9 million increase in total liabilities was primarily comprised of a $6.1 million increase in FHLB long-term variable rate advances, and a $4.8 million increase in FHLB short-term borrowings, which were partially offset by a $121 thousand decrease in total deposits. The increases in FHLB long-term variable rate and FHLB short-term borrowings were used to fund the increase in total assets. The decrease in total deposits was primarily attributable to a decrease in certificates of deposits, savings accounts, and money market accounts totaling $2.8 million, $392 thousand, and $136 thousand, respectively, which were partially offset by increases in non-interest bearing accounts, NOW accounts and advance payments by borrowers for real estate taxes of $2.5 million, $630 thousand, and $87 thousand, respectively. See also “Asset and Liability Management”.

Total stockholders’ equity increased $292 thousand or 0.9% to $32.1 million as of March 31, 2015, from $31.8 million as of June 30, 2014. The increase was primarily attributable to Company net income of $1.0 million, which was partially offset by an increase of $428 thousand of unallocated ESOP shares, $247 thousand of cash dividends paid on the Company’s common stock, $72 thousand paid for the acquisition of Treasury stock. The increase to other comprehensive income was primarily attributable to an $87 thousand (net of tax effect) reversal of unrealized holding losses on three private-label CMOs with previously identified OTTI, which was partially offset by $73 thousand (net of tax effect) of unrealized holding losses on the Company’s available for sale investment portfolio.

RESULTS OF OPERATIONS

General.    WVS reported net income of $460 thousand or $0.22 earnings per share (basic and diluted), and $1.0 million or $0.50 earnings per share (basic and diluted), for the three and nine months ended March 31, 2015, respectively. Net income increased $262 thousand or 132.3% and earnings per share (basic and diluted) increased $0.12 or 120.0% for the three months ended March 31, 2015, when compared to the same period in 2014. The increase in net income for the three months ended March 31, 2015 was primarily attributable to a $360 thousand increase in net-interest income, a $20 thousand increase in non-interest income, and a $19 thousand decrease in non-interest expense, which were partially offset by a $111 thousand increase in income tax expense, and a $26 thousand increase in provisions for loan losses. For the nine months ended March 31, 2015, net income increased $384 thousand or 59.9% and earnings per share (basic and diluted) increased $0.19 or 61.3%, when compared to the same period in 2014. The increase in net income for the nine months ended March 31, 2015, was primarily attributable to a $716 thousand increase in net interest income, and a $20 thousand increase in non-interest income, which were partially offset by a $152 thousand increase in income tax expense, a $134 thousand increase in provisions for loan losses, and a $66 thousand increase in non-interest expense.

Net Interest Income.    The Company’s net interest income increased by $360 thousand or 32.8% for the three months ended March 31, 2015, when compared to the same period in 2014. The increase in net interest income is attributable to a $293 thousand increase in interest income, and a $67 thousand decrease in interest expense. The increase in interest income was primarily due to higher yields earned on FHLB stock and U.S. Government agency CMOs, and higher average balances of net loans receivable, U.S. Government agency bonds, and taxable municipal bonds, which were partially offset by decreases in the average balances of U.S. Government agency CMOs and investment-grade corporate bonds, and lower yields earned on the Company’s loan portfolio during the quarter ended March 31, 2015, when compared to the same period in 2014. The decrease in interest expense was primarily attributable to lower average balances of FHLB long-term fixed rate and short-term advances, and time deposits, and lower rates paid on FHLB long-term fixed rate advances during the three months ended March 31, 2015, which were partially offset by higher average balances of FHLB long-term variable rate advances, and higher rates paid on FHLB short-term advances, when compared to the same period in 2014. For the nine months ended March 31, 2015, net interest income increased $716 thousand or 22.2% when compared to the same period in 2014. The increase in net-interest income was primarily attributable to a $523 thousand increase in interest income, and a $193 thousand decrease in interest expense. The increase in interest income was primarily due to higher average balances and yields earned on the Company’s U.S. Government agency mortgage-backed securities and U.S. Government agency bonds, and higher yields earned on the Company’s corporate bond portfolio and FHLB stock, and higher average balances of net loans receivable and taxable municipal bonds, for the nine months ended March 31, 2015, which were partially offset by lower average balances of corporate bonds and lower yields earned on the Company’s loan portfolio. The decrease in interest expense was primarily due to lower average balances of FHLB long-term fixed rated advances, FHLB short-term advances, and time deposits, and lower rates paid on FHLB long-term fixed rate advances, which were partially offset by higher average balances of FHLB long-term variable rate advances and higher rates paid on FHLB short-term advances, during the nine months ended March 31, 2015, when compared to the same period in 2014.

Interest and Dividend Income.    Dividend income on FHLB stock increased $225 thousand or 725.8%, and $311 thousand or 478.5% for the three and nine months ended March 31, 2015, respectively, when compared to the same periods in 2014. The increases in income for the three and nine months ended March 31, 2015, were primarily attributable to a $145 thousand special dividend paid by FHLB Pittsburgh during the quarter ended March 31, 2015. The Company’s average balance of FHLB stock held increased $508 thousand and $817 thousand, respectively, for the three and nine months ended March 31, 2015 when compared to the same periods in 2014.

Interest income on investment securities increased $64 thousand or 20.1% and decreased $201 thousand or 16.6% for the three and nine months ended March 31, 2015, respectively, when compared to the same periods in 2014. The increase for the three months ended March 31, 2015 was primarily attributable to an $11.3 million increase in the average balance of investment securities outstanding, and a 4 basis point increase in the weighted average yield on investment securities, when compared to the same period in 2014. The decrease for the nine months ended March 31, 2015 was primarily attributable to a $15.7 million decrease in the average balance of investment securities outstanding, which was partially offset by an 8 basis point increase in the weighted average yield on investment securities, when compared to the same period in 2014.

Interest income on net loans receivable increased $42 thousand or 10.8% and decreased $35 thousand or 2.9% for the three and nine months ended March 31, 2015, respectively, when compared to the same periods in 2014. The increase for the three months ended March 31, 2015 was primarily attributable to a $6.1 million increase in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 36 basis points in the weighted average yield earned on net loans receivable for the three months ended March 31, 2015, when compared to the same period in 2014. The increase in the average balance of loans outstanding was primarily attributable to originations in excess of repayments. The decrease in the yield on loans was primarily attributable to lower rates on new loans originated. The decrease for the nine months ended March 31, 2015, was primarily attributable to a 21 basis point decrease in the weighted average yield earned on net loans receivable, which was partially offset by a $441 thousand increase in the average balance of net loans receivable outstanding for the nine months ended March 31, 2015, when compared to the same period in 2014.

Interest income on mortgage-backed securities decreased $37 thousand or 5.2% and increased $450 thousand or 25.4% for the three and nine months ended March 31, 2015, respectively, when compared to the same periods in 2014. The decrease for the three months ended March 31, 2015 was primarily attributable to a $12.4 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding, and a $496 thousand decrease in the average balance of private-label mortgage-backed securities outstanding, which were partially offset by a 2 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, and a 15 basis point increase in the weighted average yield earned on private-label mortgage-backed securities outstanding, for the three months ended March 31, 2015, when compared to the same period in 2014. The increase for the nine months ended March 31, 2015 was primarily attributable to a $27.0 million increase in the average balance of U.S. Government agency mortgage-backed securities outstanding, and a 12 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, which were partially offset by a $645 thousand decrease in the average balance of, and a 4 basis point decrease in the weighted average yield earned on private-label mortgage-backed securities outstanding for the nine months ended March 31, 2015, when compared to the same period in 2014. The decrease in the average balances of private-label mortgage-backed securities during the three and nine months ended March 31, 2015 was attributable to principal paydowns of private-label mortgage-backed securities during the periods. The changes in the average balance of U.S. Government agency mortgage-backed securities for the three and nine months ended March 31, 2015, was primarily attributable to purchases of U.S. Government agency mortgage-backed securities totaling $2.7 million and $14.6 million, respectively, during the three and nine months, which were offset by repayments of $24.7 million and $57.2 million, respectively, on the U.S. Government agency mortgage-backed securities portfolio, during the three and nine months ended March 31, 2015. The mortgage-backed securities purchased during both periods were primarily used to offset maturities and early calls of securities within the investment portfolio and to bolster interest revenue.

Interest income on FDIC insured bank certificates of deposit decreased $2 thousand or 66.7% and $2 thousand or 28.6% for the three and nine months ended March 31, 2015, respectively, when compared to the same periods in 2014. The decrease for the three months ended March 31, 2015 was primarily attributable to a $248 thousand decrease in the average portfolio balance of certificates of deposit, and an 87 basis point decrease in the weighted average yield earned on certificates of deposit, when compared to the same period in 2014. The decrease for the nine months ended March 31, 2015 was primarily attributable to a $215 thousand decrease in the average portfolio balance of certificates of deposit, which was partially offset by an 18 basis point increase in the weighted average yield earned on certificates of deposit, when compared to the same period in 2014. The certificates have remaining maturities ranging from six to ninety-seven months. Due to decreases in market yields in this investment sector, the Company has decided to limit reinvestments in certificates of deposit and to redeploy maturities and early issuer redemptions to other investment portfolio segments.

Interest Expense.    Interest paid on FHLB fixed-rate long term advances decreased by $69 thousand, or 33.3% and $206 thousand, or 32.8% respectively, for the three and nine months ended March 31, 2015 when compared to the same periods in 2014. The decrease in interest expense on FHLB fixed-rate long term advances for the three months ended March 31, 2015 was primarily attributable to a $5.0 million decrease in the average balance of such advances and a 31 basis point decrease in the weighted average rate paid when compared to the same period in 2014. The decrease in interest expense on FHLB fixed-rate long term advances for the nine months ended March 31, 2015 was primarily attributable to a $5.0 million decrease in the average balance of such advances and a 29 basis point decrease in the weighted average rate paid when compared to the same period in 2014.

Interest paid on FHLB short-term advances decreased $40 thousand or 71.4% and $117 thousand or 70.9% for the three and nine months ended March 31, 2015, respectively, when compared to the same periods in 2014. The decrease for the three months ended March 31, 2015 was primarily attributable to a $66.5 million decrease in the average balance of FHLB short-term advances outstanding, which was partially offset by a 6 basis point increase in the weighted average rate paid on FHLB short-term advances, for the three months ended March 31, 2015, when compared to the same period in 2014. The decrease for the nine months ended March 31, 2015, was primarily attributable to a $67.5 million decrease in the average balance of short-term FHLB advances, which was partially offset by a 6 basis point increase in the weighted average rate paid on FHLB short-term advances, for the nine months ended March 31, 2015, when compared to the same period in 2014.

Interest expense on deposits decreased $33 thousand or 38.8% and $87 thousand or 34.4% for the three and nine months ended March 31, 2015, when compared to the same periods in 2014. The decrease in interest expense on deposits for the three months ended March 31, 2015 was primarily attributable to a $29.0 million decrease in the average balance of time deposits, which was partially offset by a 4 basis point increase in the weighted average rate paid on time deposits for the three months ended March 31, 2015, when compared to the same period in 2014. The decrease in interest expense on deposits for the nine months ended March 31, 2015 was primarily attributable to a $20.9 million decrease in the average balance of time deposits, and a 2 basis point decrease in the weighted average rate paid on savings accounts, for the nine months ended March 31, 2015, when compared to the same period in 2014.

Interest paid on FHLB variable-rate long term advances increased by $76 thousand and $219 thousand, respectively, for the three and nine months ended March 31, 2015 when compared to the same periods in 2014. The increase in interest expense on FHLB variable-rate long term advances for the three months ended March 31, 2015 was primarily attributable to a $105.3 million increase in the average balance of such advances and a 29 basis point increase in the weighted average rate paid when compared to the same period in 2014. The increase in interest expense on FHLB variable-rate long term advances for the nine months ended March 31, 2015 was primarily attributable to a $104.1 million increase in the average balance of such advances and a 28 basis point increase in the weighted average rate paid when compared to the same period in 2014. The Company utilized this funding source in both periods to pay down FHLB short-term advances and to lock in longer-term variable rate funding for its variable rate mortgage-backed securities.

Provision for Loan Losses.    A provision for loan losses is charged to earnings (while a credit provision for loan losses is accretive to earnings) to maintain the total allowance at a level considered adequate by management to absorb potential losses in the portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio considering past experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

Provisions for loan losses increased $26 thousand and $134 thousand for the three and nine months ended March 31, 2015, respectively, when compared to the same periods in 2014. The increase in the provision for loan losses for the three months ended March 31, 2015, was primarily attributable to an increase in the Company’s loan portfolio during the three months ended March 31, 2015. The increase in the provision for loan losses for the nine months ended March 31, 2015, was primarily attributable to an increase in the Company’s loan portfolio during the nine months ended March 31, 2015, and the absence of a $109 credit provision on a paid off non-performing loan which was recorded in the nine months ended March 31, 2014. At March 31, 2015, the Company’s total allowance for loan losses amounted to $286 thousand or 0.75% of the Company’s total loan portfolio, as compared to $234 thousand or .78% at June 30, 2014. At March 31, 2015, the Company’s total allowance for loan losses of $286 thousand was allocated as follows: $255 thousand for the performing loan segment and $31 thousand for the nonperforming loan segment. In comparison, at June 30, 2014, the Company’s total allowance for loan losses of $234 thousand was allocated as follows: $134 thousand for the performing loan segment and $100 thousand for the nonperforming loan segment. At March 31, 2015, the Company’s non-performing loans totaled $311 thousand as compared to $604 thousand at June 30, 2014.

Non-Interest Income.    Non-interest income increased by $20 thousand or 17.9%, and $20 thousand or 5.1% for the three and nine months ended March 31, 2015, respectively, when compared to the same periods in 2014. The increase for the three months ended March 31, 2015 was primarily attributable to the absence of $19 thousand of impairment losses on private-label mortgage-backed securities recognized in the three months ended March 31, 2014, a $6 thousand increase in ATM and debit card fee income, and a $4 thousand increase in other miscellaneous operating income, which were partially offset by a $7 thousand decrease in service charges on deposits, and a $2 thousand decrease in earnings on banked-owned life insurance for the three months ended March 31, 2015, when compared to the same period in 2014. The increase for the nine months ended March 31, 2015 was primarily attributable to the absence of $19 thousand of impairment losses on private-label mortgage-backed securities recognized in the nine months ended March 31, 2014, a $16 thousand increase in ATM and debit card fee income, a $6 thousand increase in earnings on bank-owned life insurance, a $5 thousand increase in other miscellaneous operating income, and a $5 thousand gain on the sale of one real estate owned property, which was partially offset by a $23 thousand decrease in service charges on deposits during the nine months ended March 31, 2015, when compared to the same period in 2014.

Non-Interest Expense.    Non-interest expense decreased $19 thousand or 2.1% and increased $66 thousand or 2.4% for the three and nine months ended March 31, 2015, respectively, when compared to the same periods in 2014. The decrease for the three months ended March 31, 2015 was principally attributable to recoveries of legal fees totaling $26 thousand related to a paid off non-performing home equity line of credit, a $9 thousand decrease in federal deposit insurance premiums, and a $6 thousand decrease in employee related expenses, which were partially offset by a $13 thousand increase in ATM and debit card related expenses, and a $7 thousand increase in occupancy and equipment costs, when compared to the same period in 2014. The increase for the nine months ended March 31, 2015 was primarily attributable to a $43 thousand increase in ATM and debit card related expenses, a $33 thousand increase in employee related costs, and a $24 thousand increase in provisions for losses on off-balance sheet (loan origination) commitments, which were partially offset by recoveries of legal fees totaling $26 thousand related to a paid off non-performing home equity line of credit, a $13 thousand decrease in federal deposit insurance premiums, a $15 thousand decrease in charitable contributions eligible for PA tax credits, and a $7 thousand decrease in occupancy and equipment costs during the nine months ended March 31, 2015, when compared to the same period in 2014.

Income Tax Expense.     Income tax expense increased $111 thousand and $152 thousand for the three and nine months ended March 31, 2015, respectively, when compared to the same periods in 2014. The increases for the three and nine months ended March 31, 2015 were primarily due to increased levels of taxable income, during the three and nine months ended March 31, 2015, when compared to the same periods in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities totaled $984 thousand during the nine months ended March 31, 2015. Net cash used for operating activities was primarily comprised of $2.0 million increase in other assets relating to two customer checks returned by the Savings Bank due to the absence of payee endorsements, a $577 thousand increase in accrued interest receivable, and $105 thousand of earnings on bank-owned life insurance, which were partially offset by net income of $1.0 million, $411 thousand of amortization of investment premiums, a $134 thousand increase in accrued/prepaid income taxes, $67 thousand of depreciation expense, and a $52 thousand provision for loan losses.

Funds used for investing activities totaled $7.8 million during the nine months ended March 31, 2015. Primary uses of funds during the nine months ended March 31, 2015 included purchases of investment and mortgage-backed securities in the held-to-maturity portfolio totaling $36.3 million and $14.6 million, respectively, an increase in net loans receivable totaling $8.6 million, purchases of investment securities in the available-for-sale portfolio totaling $38.6 million, and acquisitions of equipment totaling $80 thousand. Primary sources of funds during the nine months ended March 31, 2015 included proceeds from repayments of mortgage-backed and investment securities held to maturity totaling $57.7 million, and $22.7 million, respectively, proceeds from maturities and early redemptions of investment securities available for sale totaling $9.3 million, net redemptions of FHLB stock totaling $116 thousand, and maturities of certificates of deposit totaling $348 thousand.

Funds provided by financing activities totaled $10.0 million for the nine months ended March 31, 2015. The primary sources included a $6.1 million increase in FHLB long-term variable-rate advances, a $4.8 million increase in FHLB short-term advances, and a $2.6 million increase in transaction and savings accounts, which were partially offset by a $2.8 million decrease in certificates of deposit, a $396 thousand increase in unallocated ESOP shares, $247 thousand in cash dividends paid on the Company’s common stock, and $72 thousand in purchases of treasury stock. Management believes that a significant portion of our maturing deposits will remain with the Company.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at March 31, 2015 totaled $23.4 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At March 31, 2015, total approved loan commitments outstanding were $4.3 million. At the same date, commitments under unused lines of credit amounted to $6.1 million and the unadvanced portion of construction loans approximated $5.6 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $58.0 million at March 31, 2015. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On April 27, 2015, the Company’s Board of Directors declared a cash dividend of $0.04 per share payable May 21, 2015, to shareholders of record at the close of business on May 11, 2015. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of March 31, 2015, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Tier I and total risk-based capital equal to $32.5 million or 23.5% and $32.8 million or 23.8% respectively, of total risk-weighted assets, and Tier I leverage capital of $32.5 million or 10.3% of average quarterly assets.

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

The Company’s nonperforming assets at March 31, 2015 totaled $311 thousand or 0.1% of total assets as compared to $607 thousand or 0.2% of total assets at June 30, 2014. Nonperforming assets at March 31, 2015 consisted of: one single-family real estate loan totaling $262 thousand, and one commercial real estate loan totaling $49 thousand. The loans are in various stages of collection activity.

The $296 thousand decrease in nonperforming assets during the nine months ended March 31, 2015 was primarily attributable to the payoff in full of one non-accrual home equity line of credit totaling $150 thousand, the transfer to real estate owned and subsequent sale of one non-accrual single-family construction loan totaling $139 thousand, and principal repayments on one non-accrual single-family real estate loan totaling $6 thousand.

During the three and nine months ended March 31, 2015, the Company collected $12 thousand and $26 thousand, respectively, of interest income on non-accrual loans. Approximately $6 thousand and $20 thousand of interest income would have been recorded during the three and nine months ended March 31, 2015, on non-accrual loans if such loans had been current according to the original loan agreements for the entire periods. These amounts were not included in the Company’s interest income for the three and nine months ended March 31, 2015. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

During the nine months ended March 31, 2015, the Company continued to adjust its asset/liability management tactics. We increased our FHLB long-term variable rate advance balances to $105.3 million at March 31, 2015 as compared to $99.2 million at June 30, 2014. $100.3 million of the FHLB long-term variable rate advances float on a monthly basis based upon the one-month LIBOR, while $5.0 million of the FHLB long-term variable rate advances float on a quarterly basis based upon the three-month LIBOR. The Company believes that these FHLB long-term variable rate advances complement our holdings of floating rate MBS and provide an attractive funding spread.

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

The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at quarter ends beginning in June 30, 2007, and extending through March 31, 2015. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive
December 31, 2010	0.00% to 0.25%	0.61%	3.30%	Positive
March 31, 2011	0.00% to 0.25%	0.80%	3.47%	Positive
June 30, 2011	0.00% to 0.25%	0.45%	3.18%	Positive
September 30, 2011	0.00% to 0.25%	0.25%	1.92%	Positive
December 31, 2011	0.00% to 0.25%	0.25%	1.89%	Positive
March 31, 2012	0.00% to 0.25%	0.33%	2.23%	Positive
June 30, 2012	0.00% to 0.25%	0.33%	1.67%	Positive
September 30, 2012	0.00% to 0.25%	0.23%	1.65%	Positive
December 31, 2012	0.00% to 0.25%	0.24%	1.85%	Positive
March 31, 2013	0.00% to 0.25%	0.25%	1.87%	Positive
June 30, 2013	0.00% to 0.25%	0.36%	2.52%	Positive
September 30, 2013	0.00% to 0.25%	0.33%	2.64%	Positive
December 31, 2013	0.00% to 0.25%	0.30%	2.84%	Positive
March 31, 2014	0.00% to 0.25%	0.44%	2.73%	Positive
June 30, 2014	0.00% to 0.25%	0.47%	2.53%	Positive
September 30, 2014	0.00% to 0.25%	0.58%	2.52%	Positive
December 31, 2014	0.00% to 0.25%	0.53%	1.90%	Positive
March 31, 2015	0.00% to 0.25%	0.56%	1.99%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment, and mortgage-backed securities portfolios for the nine months ended March 31, 2015, totaled $7.2 million, $32.0 million, and $57.7 million, respectively. Despite stagnant global interest rates and Treasury yields the Company used proceeds from maturities and corporate calls of bonds, repayments on its mortgage-backed securities, and borrowings to purchase investment-grade corporate bonds, U.S. Government agency bonds, U.S. Government agency floating rate CMOs, and obligations of state and political subdivisions.

During the nine months ended March 31, 2015, the Company increased its portfolio of: single-family mortgages by approximately $5.9 million, multi-family real estate loans by $1.7 million, and construction loans by $2.5 million, which were partially offset by a $1.1 million decrease in commercial real estate loans, $400 thousand decrease in loans to state and political subdivisions, a $227 thousand decrease in commercial loans, and a $139 thousand decrease in consumer loans. The Company continued to more aggressively pursue 15, 20, 30 year fixed-rate single-family residential real estate loans. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank’s market area. We expect that the housing market will modestly grow throughout fiscal 2015. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans (primarily on residential properties), and commercial loans on business assets to partially increase interest income while managing credit and interest rate risk. The Company also offers higher yielding multi-family loans to existing, and seasoned prospective, customers.

During the nine months ended March 31, 2015, principal investment purchases were comprised of: $35.4 million of investment-grade corporate bonds available for sale with a weighted yield of 1.49%. The Company also purchased $30.9 million of callable U.S. Government agency multiple step-up bonds with initial lock out periods from 1 to 4 months and with a weighted average yield to first call of 3.98% and a weighted average yield to maturity of 3.01%. Single step-up bonds have one “step” or increase in coupon. Multiple step-up bonds have more than one “step” or increase in coupon. The Company also purchased $14.60 million of floating-rate U.S. Government agency CMOs with a weighted average yield of 1.81%, and $5.4 million of taxable municipal bonds with a weighted average yield of 2.86%, and $3.3 million of U.S. dollar denominated investment-grade corporate bonds of large foreign issuers with a weighted yield of 1.53%. All of the purchases were classified as held to maturity for accounting purposes, with the exception of the investment-grade corporate bonds, which were classified as available for sale. The Company believes that the purchases will earn a return above the Company’s cost of funds.

Major investment proceeds received during the nine months ended March 31, 2015 were: U.S. Government agency multi step-up bonds - $22.4 million with a weighted average yield of 1.65%; investment grade corporate bonds - $9.3 million with a weighted average yield of 2.02%; and investment grade corporate utility first mortgage bonds - $323 thousand with a weighted average yield of 5.83%.

As of March 31, 2015, the implementation of these asset and liability management initiatives resulted in the following:

1)

$174.6 million or 61.2% of the Company’s assets were comprised of floating rate investment and mortgage-backed securities. Of this $174.6 million, approximately $172.6 million float on a monthly basis based upon changes in the one-month London Interbank Offered Rate (LIBOR) and about $2.0 million reprice on a quarterly basis based upon the three-month LIBOR.

2)

$172.6 million or 70.4% of the Company’s total investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

3)

$56.5 million or 21.3% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less - $3.0 million or 5.3%; 3 – 12 months - $10.4 million or 18.4%; 1 – 2 years - $28.2 million or 49.9%; 2 – 3 years - $12.8 million or 22.7%; 3 – 5 years - $1.1 million or 1.9% and over 5 years - $1.0 million or 1.8%;

4)

$24.6 million or 9.6% of the Company’s investment portfolio was comprised of callable U.S. Government Agency multiple step-up bonds which are callable in less than 3 months. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

5)	$58.0 million or 18.0% of the Company’s assets were comprised of investment securities classified as available for sale;
6)	$5.4 million or 2.0% of the Company’s investment portfolio was comprised of obligations of state and political subdivisions located within the Commonwealth of Pennsylvania;
7)	An aggregate of $13.7 million or 35.8% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months;
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

10)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less - $28.4 million or 19.4%; 1 – 2 years - $101.7 million or 69.6%; and 2 - 3 years - $16.1 million or 11.0%.

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

	March 31, 2015	June 30,
		2014	2013
		(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$225,059	$256,902	$236,125
Interest-bearing liabilities maturing or repricing within one year	217,256	209,986	188,841

Interest sensitivity gap	$7,803	$ 46,916	$ 47,284

Interest sensitivity gap as a percentage of total assets	2.43%	15.14%	16.44%
Ratio of assets to liabilities maturing or repricing within one year	103.59%	122.34%	125.04%

During the nine months ended March 31, 2015, the Company managed its one-year interest sensitivity gap by: (1) purchasing $14.6 million of floating-rate U.S. Government agency CMOs which reprice monthly; (2) increasing by approximately $6.1 million the Company’s long-term variable rate borrowings that reprice within three months. All of the referenced purchases were designated as held to maturity for accounting purposes. At March 31, 2015, investments available for sale totaled $58.0 million or 18.0% of total assets.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at March 31, 2015. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$15,815	$11,046	$5,158	$34,771	$35,674	$31,868	$23,195
% of Total Assets	4.9%	3.4%	1.6%	10.8%	11.1%	9.9%	7.2%
Base Case Up 100 bp
Cumulative Gap ($’s)	$16,108	$11,595	$6,136	$36,357	$37,592	$33,902	$23,195
% of Total Assets	5.0%	3.6%	1.9%	11.3%	11.7%	10.6%	7.2%
Base Case No Change
Cumulative Gap ($’s)	$16,656	$12,578	$7,803	$38,900	$40,551	$36,769	$23,195
% of Total Assets	5.2%	3.9%	2.4%	12.1%	12.6%	11.4%	7.2%
Base Case Down 100 bp
Cumulative Gap ($’s)	$16,955	$13,116	$8,719	$40,248	$42,053	$38,064	$23,195
% of Total Assets	5.3%	4.1%	2.7%	12.5%	13.1%	11.8%	7.2%
Base Case Down 200 bp
Cumulative Gap ($’s)	$17,286	$13,724	$9,743	$41,691	$43,560	$39,218	$23,195
% of Total Assets	5.4%	4.3%	3.0%	13.0%	13.6%	12.2%	7.2%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2015. This analysis was done assuming that the interest-earning assets will average approximately $326 million and $345 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at March 31, 2015. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	March 31, 2016					March 31, 2017
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-5.7%	-3.5%	-	9.3%	17.4%	-11.5%	-6.7%	-	19.2%	30.6%
Return on average equity	3.32%	3.55%	3.93%	4.92%	5.78%	3.95%	4.51%	5.28%	7.43%	8.65%
Return on average assets	0.32%	0.34%	0.38%	0.47%	0.56%	0.37%	0.43%	0.50%	0.68%	0.80%
Market value of equity (in thousands)	$35,882	$36,584	$37,810	$38,394	$36,605

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at March 31, 2015. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2015.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$3,827
4.03%

Adjustable rate	$1,804
4.88%

Undisbursed lines of credit
Adjustable rate	$6,075
3.67%

Loan origination commitments
Fixed rate	$3,628
3.77%

Adjustable rate	$630
3.27%

Letters of credit
Adjustable rate	$130
4.25%

$16,094

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2015, the Savings Bank had two performance standby letters of credit outstanding totaling approximately $130 thousand. Both performance letters of credit are secured by developed property. The letters of credit will mature within eighteen months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.     CONTROLS AND PROCEDURES

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

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

During the quarter ended March 31, 2015, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended March 31, 2015.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
01/01/15 – 01/31/15	3,028	10.81	3,026	$268,900
02/01/15 – 02/28/15	-	-	-	$268,900
03/01/15 – 03/31/15	10,330	11.13	10,330	$153,980
Total	13,358	11.05	13,356	$153,980

(1)	All shares indicated were purchased under the Company’s ESOP Stock Purchase Program.
(2)	Shares purchased using funds borrowed from the Company.
(3)	ESOP Stock Purchase Program
(a)	Announced March 31, 2014.
(b)	$1,500,000 of common shares approved for purchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has $153,980 of shares remaining to be purchased at March 31, 2015.
(e)	Not applicable.

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended March 31, 2015.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs(2)
01/01/15 – 01/31/15	-	-	-	34,425
02/01/15 – 02/28/15	-	-	-	34,425
03/01/15 – 03/31/15	-	-	-	34,425
Total	-	-	-	34,425

(1)	All shares indicated were purchased under the Company’s reopened Tenth Stock Repurchase Program.
(2)	Tenth Stock Repurchase Program
(a)	Announced April 30, 2014.
(b)	41,745 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 34,425 shares remaining to be purchased at March 31, 2015.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

May 14, 2015	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

May 14, 2015	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)