Form 10-K
period 2015-06-30
WVS FINANCIAL CORP
filed 2015-09-17
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of December 31, 2014, the aggregate value of the 1,429,295 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 621,135 shares held by all directors and officers of the registrant as a group, was approximately $15.41 million. This figure is based on the last known trade price of $10.7805 per share of the registrant’s Common Stock on December 31, 2014.

Number of shares of Common Stock outstanding as of September 11, 2015: 2,039,129

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2015 are incorporated into Part II.

(2)	Portions of the definitive proxy statement for the 2015 Annual Meeting of Stockholders are incorporated into Part III.

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2015.

Lending Activities

General. At June 30, 2015, the Company’s net portfolio of loans receivable totaled $46.2 million, as compared to $29.7 million at June 30, 2014. Net loans receivable comprised 14.0% of the Company’s total assets at June 30, 2015, as compared to 9.6% at June 30, 2014. The principal categories of loans in the Company’s portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans, land acquisition and development loans and commercial loans. Substantially all of the Company’s mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration (“FHA”) nor partially guaranteed by the Department of Veterans Affairs (“VA”). Historically, the Company’s lending activities have been concentrated in single-family residential and land development and construction loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

All of the Company’s mortgage loans are secured by properties located in Pennsylvania. Moreover, substantially all of the Company’s non-mortgage loan portfolio consists of loans made to residents and businesses located in the Company’s primary market area.

Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2015, the Savings Bank’s limit on loans-to-one borrower was approximately $4.8 million. The Company’s general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2015, the Company’s five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $1.4 million to $4.2 million, with a $2.5 million group of loans-to-one borrower secured by real estate located in the Company’s primary market area and investments pledged by the borrower. Related outstanding disbursed principal balances on the Company’s five largest loans or group of loans-to-one borrower, including related entities, ranged from an aggregate of $898 thousand to $4.2 million. The remainder of the groups of loans-to-one borrower are secured primarily by real estate located in the Company’s primary market area. Included in this range are undisbursed loan proceeds (i.e. loans in process) ranging from $0 to $1.4 million.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s net loans receivable portfolio by type of loan at the dates indicated.

	At June 30,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:

Single-family	$28,620	61.76%	$15,634	52.17%	$13,611	42.74%	$13,514	33.92%	$14,984	29.60%
Multi-family	6,084	13.13	2,327	7.76	2,780	8.73	5,083	12.76	5,365	10.60
Commercial	3,395	7.33	4,523	15.09	5,787	18.17	7,623	19.13	7,732	15.27
Construction	3,032	6.54	1,872	6.25	2,546	8.00	4,997	12.54	11,569	22.85
Land acquisition and development	653	1.41	573	1.91	1,407	4.42	2,029	5.09	2,947	5.82

Total real estate loans	41,784	90.17	24,929	83.18	26,131	82.06	33,246	83.44	42,593	84.14

Consumer loans:
Home equity	3,092	6.67	2,834	9.46	3,141	9.86	3,590	9.01	4,494	8.88
Other	211	0.46	221	0.74	180	0.57	286	0.72	322	0.64

Total consumer loans	3,303	7.13	3,055	10.20	3,321	10.43	3,876	9.73	4,816	9.52

Commercial loans	1,251	2.70	1,584	5.29	1,890	5.94	2,222	5.58	3,210	6.34

Obligations (other than securities and leases) of states and political subdivisions	—	—	400	1.33	500	1.57	500	1.25	—	—

	46,338	100.00%	29,968	100.00%	31,842	100.00%	39,844	100.00%	50,623	100.00%

Less:
Net deferred loan origination costs (fees)	129		(10)		(4)		(26)		(41)
Allowance for loan losses	(304)		(234)		(307)		(385)		(630)

Net loans receivable	$46,163		$29,724		$31,531		$39,433		$49,952

Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company’s loans and mortgage-backed securities at June 30, 2015. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company’s loan portfolio.

	Real Estate Loans
	Single- family	Multi- family	Commercial	Construction	Land acquisition and development	Consumer loans	Commercial loans	Obligations (other than securities and leases) of states & political subdivisions	Mortgage- backed securities	Total
	(Dollars in Thousands)
Amounts due in:
One year or less	$428	$—	$158	$2,587	$208	$2,048	$391	$—	$—	$5,820
After one year through five years	768	2,160	1,621	—	213	196	—	—	—	4,958
After five years	27,424	3,924	1,616	445	232	1,059	860	—	162,639	198,199

Total(1)	$28,620	$6,084	$3,395	$3,032	$653	$3,303	$1,251	$—	$162,639	$208,977

Interest rate terms on amounts due after one year:
Fixed	$26,887	$2,357	$2,493	$445	$232	$1,163	$—	$—	$—	$33,577
Adjustable	1,305	3,727	744	—	213	92	860	—	162,639	169,580

Total	$28,192	$6,084	$3,237	$445	$445	$1,255	$860	$—	$162,639	$203,157

(1)	Does not include adjustments relating to the allowance for loan losses, accrued interest, deferred fee income or expense, and unearned discounts.

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

At June 30, 2015, the Company had approximately $996 thousand of renewed commercial real estate and construction loans. The $996 thousand in aggregate disbursed principal that has been renewed is comprised of: single-family speculative construction loans totaling $591 thousand, land acquisition and development loans totaling $208 thousand, and commercial real estate loans totaling $197 thousand. Management believes that the renewed commercial real estate and construction loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All of the loans that have been rolled over are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans.

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

Historically, the Company has not been an aggressive purchaser of loans from third parties. Beginning in fiscal 2015, the Company began to more aggressively purchase single-family loans to augment its own originations of such loans. All of the loans purchased were single-family whole loans in our primary market area or the greater Pittsburgh Metropolitan Statistical Area (MSA). All purchased loans meet or exceed the Company’s underwriting criteria.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraised value and the loan-to-value ratio. Servicing of loans or loan participations purchased by the Company generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At June 30, 2015, $214 thousand or 0.5% of the Company’s net loans receivable were being serviced for the Company by others.

The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

	At or For the Year Ended June 30,
	2015	2014	2013
	(Dollars in Thousands)

Net loans receivable beginning balance	$29,724	$31,531	$39,433
Real estate loan originations
Single-family(1)	3,734	3,927	4,556
Multi-family	1,806	—	94
Commercial	—	677	1,060
Construction	3,783	2,548	—
Land acquisition and development	462	135	—

Total real estate loan originations	9,785	7,287	5,710

Home equity	146	170	91
Other	78	82	512

Total loan originations	10,009	7,539	6,313

Disbursements against available credit lines:
Home equity	1,915	1,665	1,849
Commercial	464	1,165	1,367

Total originations	12,388	10,369	9,529

Real estate loan purchases
Single family(2)	16,700	573	—
Less:
Loan principal repayments	8,776	14,375	18,974
Transferred to real estate owned	139	—	—
Change in loans in process	3,803	(1,559)	(1,442)
Other, net(3)	(69)	(67)	(101)

Net increase (decrease)	16,439	(1,807)	(7,902)

Net loans receivable ending balance	$46,163	$29,724	$31,531

(1)	Consists of loans secured by one-to-four family properties.
(2)	All loans purchased were within the Bank’s primary market area or the greater Pittsburgh Metropolitan Statistical Area (MSA).
(3)	Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2015 $28.6 million or 61.8% of the Company’s total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. The increase of $13.0 million in single-family residential real estate loans during fiscal 2015 was primarily the result of originations and loan purchases in excess of pay downs on single-family residential real estate loans. During fiscal 2015, the Company began to purchase single-family loans to augment its own originations. Single-family loan purchases totaled $12.9 million in fiscal 2015. Subtantially all of the loans purchased were in the greater Pittsburgh area. No loans were purchased during fiscal 2014. Single-family loan originations totaled $3.7 million and decreased $203 thousand or 5.2% during the fiscal year ended June 30, 2015, when compared to fiscal 2014. The Company continued to actively originate single-family loans in order to make single-family loans available to the public and in order to generate interest income. All single-family loans originated were maintained on the Company’s balance sheet. The Company continued to offer shorter duration consumer, home equity, construction loans, land acquisition and development loans and commercial loans.

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

At June 30, 2015, approximately $27.3 million or 95.4% of the single-family residential loans in the Company’s loan portfolio consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company’s experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

The Company is permitted to lend up to 100% of the appraised value of real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by state banking regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 75% of the appraised value of the security property. Prior to the global financial crisis experienced during fiscal 2009 and continued throughout fiscal 2010, 2011, 2012,

2013, and 2014, and pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance (“PMI”) was obtained on residential loans for which loan-to-value ratios exceed 80% according to the following schedule: loans exceeding 80% but less than 90% - 25% coverage; loans exceeding 90% but less than 95% - 30% coverage; and loans exceeding 95% through 100% - 35% coverage. Since the beginning of the global financial crisis of fiscal 2009, the major PMI companies were downgraded by the rating agencies with respect to financial capacity and claims payment ability. Accordingly, the Board of Directors amended the Company’s underwriting guidelines to preclude the use of PMI until the PMI companies regained their financial footing. Effective July 1, 2014, the Board of Directors amended the Company’s underwriting guidelines to permit the use of PMI. No loans are made in excess of 80% of appraised value without PMI.

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

Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2015, $6.1 million or 13.1% of the Company’s total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented an increase of $3.8 million or 161.5% from fiscal 2014. The Company increased its origination of multi-family loans to earn additional interest income and to diversify its loan portfolio by financing income producing properties. Of the $6.1 million, approximately $3.7 million or 61.3% provide for an adjustable rate of interest, while approximately $2.4 million or 38.7% are fixed rate loans.

At June 30, 2015, $3.4 million or 7.3% of the Company’s loan portfolio consisted of loans secured by existing commercial real estate properties, which represented a decrease of $1.1 million or 24.9% from June 30, 2014. Of the $3.4 million, approximately $744 thousand or 21.9% provide for an adjustable rate of interest, while approximately $2.7 million or 78.1% are fixed rate loans. The Company has not emphasized commercial real estate lending due to continued economic weakness in fiscal 2015.

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

At June 30, 2015 the Company’s multi-family residential and commercial real estate loan portfolio consisted of approximately 30 loans with an average principal balance of $316 thousand. At June 30, 2015, the Company had no multi-family residential real estate loans, and one commercial real estate loan totaling $49 thousand, that was classified as non-accrual.

Construction Loans. For many years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company’s primary market area. At June 30, 2015, construction loans amounted to approximately $3.0 million or 6.5% of the Company’s total loan portfolio, which represented an increase of $1.2 million or 62.0% from June 30, 2014. The increase was principally due to increased demand for originations. As of June 30, 2015, the Company’s portfolio of construction loans consisted primarily of $2.9 million of loans for the construction of single-family residential real estate, and $128 thousand of loans for the construction of multi-family residential real estate. There were $3.8 million of construction loan originations during the fiscal year ended June 30, 2015, as compared to $2.5 million in construction loan originations in fiscal 2014. Purchases of construction loans totaled $3.8 million in fiscal 2015. Substantially all of the loans purchased were in the greater Pittsburgh area. No loans were purchased during fiscal 2014. Due to the stagnant economy, a number of the Company’s small builders had experienced slow sales of their housing inventories during fiscal 2011. During fiscal 2012, many of these small builders were able to liquidate their housing inventories and repay their loans to the Savings Bank. Due to continued economic weaknesses in fiscal 2014, many of the small builders curtailed their building of speculative single-family construction loans. Fiscal 2015 saw an increase in speculative single-family construction loans due to an increase in demand and builder confidence. Management continues to monitor housing starts both locally and nationally.

Construction loans are made for the purpose of constructing a single-family residence. The Company will underwrite such loans to individuals on a construction/permanent mortgage loan basis or to a builder/developer on a speculative (not pre-sold) construction mortgage loan basis. At June 30, 2015, total outstanding construction loans comprised approximately 6.5% of the Company’s total loan portfolio and were made to local real estate builders and developers with whom the Company has worked for a number of years for the purpose of constructing primarily single-family residences. Upon application, credit review and analysis of personal and corporate financial statements, the Company may grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $1.4 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company’s authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2015, the Company also had $653 thousand or 1.4% of the total loan portfolio invested in land development loans, which consisted of three loans to three borrowers.

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

Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2015, $3.3 million or 7.1% of the Company’s total loan portfolio consisted of consumer loans, which represented an increase of $248 thousand or 8.1% from fiscal 2014. The $248 thousand increase was primarily attributable to originations in excess of repayments. The consumer loans offered by the Company include home equity loans, home equity lines of credit, automobile loans, loans secured by deposit accounts, personal loans, and education. Approximately 96.2% of the Company’s consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2015, approximately 38.0% of the Company’s home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

Commercial Loans. At June 30, 2015, $1.3 million or 2.7% of the Company’s total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, marketable investment securities, business inventory and equipment, and similar collateral. The $333 thousand or 21.0% decrease during fiscal 2015 was principally due to the repayments on the Company’s commercial loan portfolio. The Company may continue to selectively develop this line of business in order to increase interest income and to attract compensating deposit account balances.

Loan Fee Income. In addition to interest earned on loans, the Company may receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

The Company’s loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with ASC Topic 310, the Company has recognized $5 thousand, $7 thousand and $20 thousand of deferred loan fees during fiscal 2015, 2014 and 2013, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. Loans previously originated with lower or no loan origination fees will reduce the recognition of associated deferred fee balances while loans originated with higher loan origination fees will increase the recognition of associated deferred fee balances.

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

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Company normally does not accrue interest on loans past due 90 days or more. The Company may continue to accrue interest if, in the opinion of management, it believes it will collect principal and interest in full on the loan.

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

	At June 30,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Non-accruing loans:
Real estate:
Single-family (1)	$260	$408	$477	$363	$784
Commercial (2)	49	49	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	701	701	1,024
Land Acquisition and Development	—	—	280	290	—
Consumer	—	150	150	150	358
Commercial loans and leases	—	—	—	—	—

Total non-accrual loans	309	607	1,608	1,504	2,166

Accruing loans greater than 90 days delinquent	—	—	—	—	—

Total non-performing loans	$309	$607	$1,608	$1,504	$2,166

Real estate owned	—	—	—	235	235

Total non-performing assets	$309	$607	$1,608	$1,739	$2,401

Troubled debt restructurings	$49	$150	$150	$150	$—

Potential problem loans	$—	$—	$—	$—	$—

Total non-performing loans and potential problem loans and troubled debt restructurings as a percentage of net loans receivable	0.67%	2.04%	5.10%	3.81%	4.34%

Total non-performing assets to total assets	0.09%	0.20%	0.51%	0.58%	1.05%

Total non-performing assets, troubled debt restructurings and potential problem loans as a percentage of total assets	0.09%	0.20%	0.56%	0.64%	1.05%

(1)	At June 30, 2015, non-accrual single-family residential real estate loans consisted of one loan.
(2)	At June 30, 2015, non-accrual commercial real estate loans consisted of one troubled debt restructuring.

The $298 thousand decrease in non-performing assets during the twelve months ended June 30, 2015 was primarily attributable to the payoff in full of one non-accrual home equity line of credit totaling $150 thousand, the transfer to real estate owned, and subsequent sale, of one single-family residential loan totaling $139 thousand, and the repayment of principal of $8 thousand on one single-family residential non-accrual loan.

The Company had one non-accrual single-family real estate loan totaling approximately $260 thousand, and one non-accrual commercial real estate loan totaling approximately $49 thousand, at June 30, 2015. The loans are all collateral dependent and in various stages of collection.

At June 30, 2015, the Company had one collateral dependent loan, totaling $49 thousand that it considered to be impaired. The Company’s impaired loan, at June 30, 2015, was comprised of one commercial real estate loan totaling $49 thousand.

The commercial real estate parcel is comprised of a music studio. This loan is considered impaired because the loan was over ninety days delinquent. The loan was restructured twice in fiscal 2015, and payments are being received as agreed.

During fiscal 2015, 2014 and 2013, approximately $25 thousand, $51 thousand and $118 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $32 thousand, $14 thousand and $95 thousand, respectively.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2015, is adequate.

The allowance for loan losses at June 30, 2015 increased $70 thousand to $304 thousand, from $234 thousand at June 30, 2014. The increase in the allowance for loan losses was primarily attributable to increases in the ALLL associated with the construction loan portfolio, 1 – 4 family residential real estate loans, multi-family loans, and land acquisition and development loans of $49 thousand, $22 thousand, $18 thousand and $4 thousand, respectively, which were partially offset by decreases in the ALLL associated with commercial real estate loans, consumer loans, and commercial loans of $11 thousand, $10 thousand, and $2 thousand, respectively. The primary reason for the increases in the ALLL associated with construction loans, multi-family loans, and land acquisition and development loans was the increases in associated loan balances. The increase in the ALLL associated with 1 – 4 family permanent loans was primarily associated with an increase in the ALLL associated with new loans booked within this segment, which was partially offset by a decrease in the ALLL associated with the non-performing segment of 1 – 4 family permanent loans. The ALLL for consumer loans decreased primarily due to the payoff of one non-performing home equity line of credit. The decrease in the ALLL associated with the commercial real estate and commercial (non-real estate) segments was primarily related to the lower loan balances within these segments. During the fiscal year ended June 30, 2015, the Company also increased its ALLL reserve factors, due to increases in associated loan balances, and qualitative factors throughout fiscal 2015, for the following loan segments: 1 – 4 family residential real estate loans, construction loans, and land acquisition and development loans.

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

Loan Segment	06/30/2015 Factor	06/30/2014 Factor
1 – 4 family	0.35%	0.15%
Construction:
1 – 4 family	0.75%	0.15%
5+ family	1.00%	0.50%
Land acquisition and development	1.00%	0.75%

The following table summarizes changes in the Company’s allowance for loan losses and other selected statistics for the periods indicated.

	At June 30,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)

Average net loans	$35,240	$31,900	$35,398	$45,767	$54,276

Allowance balance (at beginning of period)	$234	$307	$385	$630	$645
Provision for loan losses	70	(73)	(68)	(104)	(15)
Charge-offs:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	141	—
Land acquisition and development	—	—	10	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total charge-offs	—	—	10	141	—

Recoveries:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total recoveries	—	—	—	—	—

Net loans charged-off	—	—	10	141	—

Allowance balance (at end of period)	$304	$234	$307	$385	$630

Allowance for loan losses as a percentage of total loans receivable	0.65%	0.78%	0.96%	0.97%	1.24%

Net loans charged-off (recovered) as a percentage of average net loans	0.00%	0.00%	0.03%	0.31%	0.00%

Allowance for loan losses to non-performing loans	98.38%	38.55%	19.09%	25.60%	29.09%

Net loans charged-off (recovered) to allowance for loan losses	0.00%	0.00%	3.26%	36.62%	0.00%

Recoveries to charge-offs	0.00%	0.00%	0.00%	0.00%	0.00%

The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

	At June 30,
	2015		2014		2013		2012		2011
		% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate loans:
Single-family	$125	61.76%	$103	52.17%	$47	42.74%	$73	33.92%	$87	29.60%
Multi-family	30	13.13	12	7.76	14	8.73	26	12.76	27	10.60
Commercial	34	7.33	45	15.09	57	18.17	76	19.13	79	15.27
Construction	63	6.54	14	6.25	117	8.00	122	12.54	243	22.85
Land acquisition and development	9	1.41	5	1.91	8	4.42	21	5.09	55	5.82
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total real estate Loans	261	90.17	179	83.18	243	82.06	318	83.44	491	84.14

Consumer loans:
Home equity	34	6.67	44	9.46	51	9.86	52	9.01	84	8.88
Other	3	0.46	3	0.74	2	0.57	1	0.72	1	0.64
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total consumer loans	37	7.13	47	10.20	53	10.43	53	9.73	85	9.52

Commercial loans:
Commercial loans	6	2.70	8	5.29	11	5.94	14	5.58	54	6.34
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total commercial loans	6	2.70	8	5.29	11	5.94	14	5.58	54	6.34

Obligations (other than securities and leases) of states and political subdivisions	—	0.00	—	1.33	—	1.57	—	1.25	—	0.00

	$304	100.00%	$234	100.00%	$307	100.00%	$385	100.00%	$630	100.00%

In accordance with generally accepted accounting principles, the Company established a separate reserve for off-balance sheet items beginning in fiscal 2006. At June 30, 2015, this reserve totaled $52 thousand.

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

Private-Label Collateralized Mortgage Obligations. The following table sets forth information with respect to the Company’s private-label CMO portfolio as of June 30, 2015. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At June 30, 2015
		Rating			Book Value	Fair Value[1]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$1,106	$1,420	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	231	254	39
126694KF4	CWHL SER 24 A15	D	N/A	D	462	508	79
126694MP0	CWHL SER 26 1A5	D	N/A	D	226	248	36

					$2,025	$2,430	$355

For a detailed discussion of the Company’s mortgage-backed securities, including our private-label collateralized mortgage obligations, please see Management’s Discussion and Analysis, “Investments”, in the Company’s fiscal year 2015 Annual Report included as Exhibit 13.

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

The following tables set forth the amortized cost and fair values of the Company’s investment securities portfolio at the dates indicated.

	2015	2014	2013
Investment Securities Available for Sale at June 30,	(Dollars in Thousands)

Corporate debt obligations	$60,968	$26,123	$73,349
Foreign debt securities (1)	5,298	2,066	3,718
Obligations of states and political subdivisions	702	—	—

Total amortized cost	$66,968	$28,189	$77,067

Total estimated fair value	$66,916	$28,387	$77,186

Investment Securities Held to Maturity at June 30,

Corporate debt obligations	$3,868	$5,199	$14,425
Foreign debt securities (1)	—	—	2,000
U.S. Government agency securities	27,395	16,848	9,995
Obligations of states and political subdivisions	5,355	—	—

	36,618	22,047	26,420
FHLB stock	6,619	6,440	5,682

Total amortized cost	$43,237	$28,487	$32,102

Total estimated fair value	$43,598	$28,920	$32,638

At June 30, 2015, the Company had no securities classified as trading investment securities.

[1]	Fair value estimate provided by the Company’s independent third party valuation consultant, unless otherwise noted.

The following table sets forth information with respect to the investment securities, comprised solely of corporate debt obligations, owned by the Company at June 30, 2015 which had a carrying value greater than 10% of the Company’s stockholders’ equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All corporate securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services.

Name of Issuer	Carrying Value	Fair Value
	(Dollars in Thousands)
Dun & Bradstreet Corp.	$4,523	$4,535
Morgan Stanley	4,477	4,489
Bank of America	4,446	4,447
Unum Group	3,739	3,730
Molson Coors Brewing Co.	3,529	3,537
Viacom, Inc.	3,290	3,273
Xerox Corp.	3,250	3,232

For a detailed discussion of the Company’s Investment Securities, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Investments”, in the Company’s 2015 Annual Report included as Exhibit 13.

(1)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

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

The Company may periodically utilize wholesale deposits, including brokered certificates of deposit, in order to rebalance its short-term liability structure, and to partially finance its holdings of investment securities. The use of wholesale deposits also allowed the Company to better match its corporate bond maturities and cash-flows from its CMO securities. At June 30, 2015, the Company had no brokered certificates of deposits.

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended June 30,
	2015	2014	2013
	(Dollars in Thousands)
Increase (decrease) before interest credited	$(3,162)	$983	$(2,071)
Interest credited	231	352	422

Net deposit increase (decrease)	$(2,931)	$1,335	$(1,649)

The following table sets forth maturities of the Company’s certificates of deposit of $100,000 or more at June 30, 2015, by time remaining to maturity. The Company had no certificates of deposit of $250,000 or more at June 30, 2015.

Amounts
(Dollars in Thousands)

Three months or less	$770
Over three months through six months	869
Over six months through twelve months	1,366
Over twelve months	1,624

$4,629

The following table sets forth the average balances of the Company’s deposits and the average rates paid thereon for the past three years. Average balances were derived from daily average balances.

	At June 30,
	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Regular savings and club accounts	$43,909	0.05%	$42,654	0.07%	$39,924	0.10%
NOW accounts	21,240	0.02	21,405	0.02	20,717	0.02
Money market deposit accounts	24,401	0.09	24,321	0.09	24,354	0.11
Certificate of deposit accounts	32,899	0.52	54,854	0.50	39,739	0.76
Escrows	571	0.00	425	0.00	441	0.68

Total interest-bearing deposits and escrows	123,020	0.18	143,659	0.23	125,175	0.30
Non-interest-bearing checking accounts	18,990	0.00	17,877	0.00	16,783	0.00

Total deposits and escrows	$142,010	0.15%	$161,536	0.20%	$141,958	0.27%

For a detailed discussion of the Company’s deposits, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Deposits”, in the Company’s 2015 Annual Report included as Exhibit 13.

Borrowings. For a detailed discussion of the Company’s borrowings and asset and liability management activities, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Borrowed Funds” and “Quantitative and Qualitative Disclosures about Market Risk”, in the Company’s fiscal year 2015 Annual Report included as Exhibit 13.

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

Employees

The Company had 27 full-time employees and 19 part-time employees as of June 30, 2015. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

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

In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. Provisions of the Dodd-Frank Act generally require these capital rules to apply to bank holding companies and their subsidiaries. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as West View Savings Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Bank holding companies are generally subject to statutory capital requirements, which were implemented by certain of the new capital regulations described above that became effective on January 1, 2015. However, the Small Banking Holding Company Policy Statement exempts certain small bank holding companies like the Company with less than $1 billion in assets from those requirements provided that they meet certain conditions.

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

The Savings Bank was a “well capitalized” institution as of June 30, 2015.

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

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2015 the Savings Bank met each of its capital requirements. See the description of the newly promulgated capital requirements above that will be phased in over time.

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

Capital Category	Total Risk-based Capital	Tier 1 Risk-based Capital	Common Equity Tier 1 Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	8% or more	6.5% or more	5% or more
Adequately capitalized	8% or more	6% or more	4.5% or more	4% or more
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 5%	Less than 2.5%	Less than 3%

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

At June 30, 2015, the Savings Bank was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions. The newly promulgated capital requirements described above also will impact the prompt corrective action rules.

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

State Taxation. The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Pennsylvania Corporate Net Income Tax rate is 9.99% and is imposed on the Company’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.045% of a corporation’s capital stock value, which is determined in accordance with a fixed formula based upon average net income and consolidated net worth.

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

The Company has investments in MBS, including agency and private label MBS. PLMBS investments carry a significant amount of credit risk, relative to other investments within the Company’s portfolio. The PLMBS segment accounts for 0.6% of the Company’s total assets and 0.5% of the Company’s total interest income.

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

During fiscal 2013, 2014, and 2015, the Company recorded $12 thousand, $19 thousand, and $0, respectively, of credit impairment charges, and $0, $0, and $0, respectively, to accumulated other comprehensive income (net of income tax effect of $0, $0, and $0, respectively) related to non-credit other than temporary impairments. During fiscal 2013, 2014, and 2015, the Company was able to accrete back into other comprehensive income $549 thousand, $229 thousand, and $124 thousand, respectively (net of income tax effect of $282 thousand, $118 thousand, and $64 thousand, respectively), based on principal repayments on private-label mortgage-backed securities previously identified with other than temporary impairment (“OTTI”). Cash repayments on the Company’s PLMBS portfolio totaled $7.1 million, $1.5 million and $717 thousand, for fiscal years 2013, 2014, and 2015, respectively.

During fiscal 2015, the level of delinquencies continued at high levels within the PLMBS portfolio. Continued deterioration in the mortgage and credit markets could result in additional other-than-temporary impairment charges in our legacy PLMBS which could negatively affect the Company’s financial condition, results of operations, or its capital position. During fiscal 2015, no additional credit impairment was recognized on the Company’s private-label mortgage-backed securities portfolio.

At June 30, 2015, the Company, based on its analysis, has concluded that three PLMBS are other-than-temporarily impaired, as discussed above. The remaining securities portfolio has experienced unrealized losses and a decreased fair value due to interest rate volatility, illiquidity in the market place or credit deterioration in the U.S. mortgage markets.

The amount of unrealized losses decreased to $647 thousand at June 30, 2015 from $835 thousand at June 30, 2014. The amount of unrealized losses decreased primarily due to cash repayments of principal on the PLMBS, and also due to increases in the estimated fair values of the PLMBS over time.

See Note 6, Unrealized Losses on Securities, of the Notes to Consolidated Financial Statements included in the 2015 Annual Report.

Our financial condition or results of operations may be adversely affected if PLMBS servicers fail to perform their obligations to service mortgage loans as collateral for PLMBS.

PLMBS servicers have a significant role in servicing the mortgage loans that serve as collateral for the Company’s PLMBS portfolio, including playing an active role in loss mitigation efforts and making servicer advances. The Company’s credit risk exposure to the servicer counterparties includes the risk that they will not perform their obligation to service these mortgage loans, which could adversely affect the Company’s financial condition or results of operations. The risk of such failure has increased as deteriorating market conditions have affected the liquidity and financial condition of some of the larger servicers. These risks could result in losses significantly higher than currently anticipated.

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

In connection with a previous regulatory examination of the Savings Bank, including a review of the Savings Bank private label mortgage–backed securities portfolio and the downgrades of certain private label CMOs within the Savings Bank’s investment portfolio, the Savings Bank previously agreed to take certain actions to monitor and improve asset quality and its regulatory capital. These actions included additional documentation and monitoring procedures relating to its assessment of other than temporary impairment and the market (fair) value estimates of its investment securities, the submission of a capital plan to the FDIC and the Pennsylvania Department of Banking (the “Department”), and a requirement to obtain the prior non-objection from its regulatory banking agencies for any dividends payable by the Savings Bank to the Company. As a result of a recent regulatory examination of the Savings Bank, these requirements have been removed. Similar commitments that the Company agreed to with the Federal Reserve have been removed.

The Company previously announced and reported a reduction of its quarterly cash dividend from $0.16 to $0.04 per share along with the suspension of common stock repurchases under its stock repurchase program. The Company believes that these actions demonstrate its commitment to serve as a source of strength to the Savings Bank and are appropriate in light of today’s economic environment. The Company believes that its stand alone liquidity is strong with liquid assets totaling approximately $1.5 million at June 30, 2015. This level of liquidity could support operating expenses and the current dividend for about four years without any dividend income from the Savings Bank. Dividends are subject to declaration by the Board of Directors, which take into account the Company’s financial condition, earnings, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

On March 31, 2014, the Company announced that its Employee Stock Ownership Plan (the “ESOP”) intends to purchase up to an additional $1.5 million of Company common stock for participants in the ESOP. In order to acquire the additional shares, the ESOP will purchase up to $1.5 million of Company common stock (approximately 130,000 shares at the then current market price) in the open market, in privately negotiated transactions, or, if subsequently authorized by the Board of Directors, authorized but unissued shares directly from the Company. Purchases of Company common stock will be made by the ESOP from time to time at prevailing market prices at the discretion of the ESOP trustee. The stock purchases by the ESOP will be funded by a line of credit from the Company, which converted to a 20-year term loan on March 31, 2015.

On March 31, 2015, the Company announced that its Employee Stock Ownership Plan (the “ESOP”) intends to purchase up to an additional $750 thousand of Company common stock for participants in the ESOP. In order to acquire the additional shares, the ESOP will purchase up to $750 thousand of Company common stock (approximately 64,600 shares at the then current market price) in the open market, in privately negotiated transactions, or, if subsequently authorized by the Board of Directors, authorized but unissued shares directly from the Company. Purchases of Company common stock will be made by the ESOP from time to time at prevailing market prices at the discretion of the ESOP trustee. The stock purchases by the ESOP will be funded by a line of credit from the Company, which will convert to a 20-year term loan no later than March 31, 2016.

On April 30, 2014, WVS Financial Corp. (the “Company”), the holding company for West View Savings Bank (the “Savings Bank”), announced that the Company’s Board of Directors authorized the reopening of its Tenth Stock Repurchase Program. The Tenth Stock Repurchase Program was originally announced on January 28, 2009 and targeted 106,000 shares. The Tenth Stock Repurchase Program was suspended on October 26, 2010 after repurchasing 64,255 common shares. Since the reopening of the Tenth Stock Repurchase Program, the Company has purchased 17,211 common shares through June 30, 2015. The Company intends on repurchasing the remaining 24,534 shares of Company common stock from time to time in open market or private transactions as, in the opinion of management, market conditions warrant.

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

The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2015.

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

(b)Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information required herein is incorporated by reference from page 85 of the Company’s 2015 Annual Report to Stockholders included as Exhibit 13 (“2015 Annual Report”).

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended June 30, 2015.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
04/01/15 – 04/30/15	10,644	$11.24	10,641	$630,400
05/01/15 – 05/31/15	—	—	—	$630,400
06/01/15 – 06/30/15	—	—	—	$630,400
Total	10,644	$11.24	10,641	$630,400

(1)	All shares indicated were purchased under the Company’s ESOP Stock Purchase Program.
(2)	ESOP Stock Purchase Program
(a)	Announced March 31, 2015.
(b)	$750,000 of common shares approved for purchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has $630,400 of shares remaining to be purchased at June 30, 2015.
(e)	Not applicable.

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended June 30, 2015.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
04/01/15 – 04/30/15	—	$ —	—	34,245
05/01/15 – 05/31/15	—	$ —	—	34,245
06/01/15 – 06/30/15	9,711	$11.81	9,711	24,534
Total	9,711	$11.81	9,711	24,534

(1)	All shares indicated were purchased under the Company’s reopened Tenth Stock Repurchase Program.
(2)	Tenth Stock Repurchase Program
(a)	Announced April 30, 2014.
(b)	41,745 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 24,534 shares remaining to be purchased at June 30, 2015.
(e)	Not applicable.

Item 6.	Selected Financial Data.

The information required herein is incorporated by reference from pages 3 to 4 of the Company’s 2015 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required herein is incorporated by reference from pages 5 to 17 of the Company’s 2015 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required herein is incorporated by reference from pages 18 to 24 of the Company’s 2015 Annual Report.

Item 8.	Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 25 to 84 of the Company’s 2015 Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of June 30, 2015. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

The information required herein is incorporated by reference from pages 2 to 8 of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders dated September 17, 2015 (“Proxy Statement”).

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

Michael R. Rutan. Age 54. Mr. Rutan has been Senior Vice President of Operations since November 2012. Prior to joining the company, Mr. Rutan had served in various increasing roles of responsibility in the Risk Management, Human Resources, and Finance functions of the PNC Financial Services Group, Inc. beginning in October 1993. Prior thereto, Mr. Rutan served as a bank examiner with the Office of Thrift Supervision (“OTS”, now the Office of Comptroller of the Currency “OCC”).

Keith A. Simpson. Age 58. Mr. Simpson has been Treasurer of the Company and the Savings Bank since April 2003 and Vice President and Chief Accounting Officer of the Company and the Savings Bank since November 2002. Previously, Mr. Simpson was Controller and Assistant Treasurer of the Savings Bank since October 1995. In October 2008, Mr. Simpson filed personal bankruptcy under Chapter 7 of the U.S. Bankruptcy Code, which was discharged in February 2009.

Bernard P. Lefke. Age 64. Mr. Lefke has been Vice President of Administration of the Savings Bank since November 2012. Previously, Mr. Lefke was Vice President of Savings of the Savings Bank since February 1991, and an Assistant Vice President and Branch Manager of the Savings Bank since 1981.

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

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of June 30, 2015.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	114,519	$16.20	37,481

Equity compensation plans not approved by security holders	—	—	—

Total	114,519	$16.20	37,481

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from pages 4 and 13 to 14 of the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required herein is incorporated by reference from pages 14 to 15 of the Company’s Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

(1)	The following documents are filed as part of this report and are incorporated herein by reference from the Company’s 2015 Annual Report.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheet at June 30, 2015 and 2014.

Consolidated Statement of Income for the Years Ended June 30, 2015, 2014 and 2013.

Consolidated Statement of Comprehensive Income for the Years Ended June 30, 2015, 2014 and 2013.

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended June 30, 2015, 2014 and 2013.

Consolidated Statement of Cash Flows for the Years Ended June 30, 2015, 2014 and 2013.

Notes to the Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission (“SEC”) are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 1, 2007.

3.2	Amended and Restated By-Laws	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 28, 2009.

4	Stock Certificate of WVS Financial Corp.	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.1	WVS Financial Corp. Amended and Restated Recognition Plans and Trusts for Executive Officers, Directors and Key Employees *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.2	WVS Financial Corp. Employee Stock Ownership Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.3	Amended West View Savings Bank Employee Profit Sharing Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.4	Amended and Restated Employment Agreement between WVS Financial Corp., West View Savings Bank and David Bursic *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

No.	Description	Location

10.5	Amended and Restated Directors Deferred Compensation Program *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.6	WVS Financial Corp. 2008 Stock Incentive Plan *	Incorporated by reference from the Definitive Proxy Statement filed by the Company with the SEC on September 26, 2008.

10.7	Supplemental Executive Retirement Plan effective September 1, 2013 by and between West View Savings Bank and David Bursic*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

10.8	Split Dollar Life Insurance Agreement effective September 1, 2013 by and between West View Savings Bank and David Bursic*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

10.9	Form of Split Dollar Life Insurance Agreement effective September 1, 2013 by and between West View Savings Bank and each of Keith Simpson and Michael Rutan*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

13	2015 Annual Report to Stockholders	Filed herewith

14.1	Ethics Policy	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

14.2	Code of Ethics for Senior Financial Officers	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

21	Subsidiaries of the Registrant – Reference is made to Item 1. “Business” for the required information	—

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Accounting Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Accounting Officer	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

No.	Description	Location

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

September 17, 2015	By:	/s/ David J. Bursic
David J. Bursic
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David J. Bursic
David J. Bursic, Director, President and Chief Executive Officer (Principal Executive Officer)	September 17, 2015

/s/ Keith A. Simpson
Keith A. Simpson, Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	September 17, 2015

/s/ John W. Grace
John W. Grace, Director	September 17, 2015
Chairman of the Board of the Directors

/s/ John A. Howard, Jr.
John A. Howard, Jr., Director	September 17, 2015

/s/ Lawrence M. Lehman
Lawrence M. Lehman, Director	September 17, 2015

/s/ Edward F. Twomey, III
Edward F. Twomey, III, Director	September 17, 2015

/s/ Joseph W. Unger
Joseph W. Unger, Director	September 17, 2015