Form 10-Q
period 2015-09-30
WVS FINANCIAL CORP
filed 2015-11-13
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Shares outstanding as of November 9, 2015: 2,039,129 shares of Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	September 30, 2015	June 30, 2015
Assets
Cash and due from banks	$ 1,575	$ 1,839
Interest-earning demand deposits	394	1,734

Total cash and cash equivalents	1,969	3,573
Certificates of deposit	350	350
Investment securities available-for-sale (amortized cost of $89,238 and $66,968)	89,199	66,916
Investment securities held-to-maturity (fair value of $25,592 and $36,979)	25,123	36,618
Mortgage-backed securities held-to-maturity (fair value of $152,281 and $163,265)	151,428	162,639
Net loans receivable (allowance for loan losses of $323 and $304)	52,543	46,163
Accrued interest receivable	1,387	1,198
Federal Home Loan Bank (FHLB) stock, at cost	6,482	6,619
Premises and equipment, net	611	630
Bank owned life insurance	4,310	4,276
Deferred tax assets (net)	495	524
Other assets	192	210

TOTAL ASSETS	$ 334,089	$ 329,716

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 16,512	$ 17,806
NOW accounts	20,205	20,238
Savings accounts	44,686	45,092
Money market accounts	24,183	23,601
Certificates of deposit	30,059	31,326
Advance payments by borrowers for taxes and insurance	853	865

Total deposits	136,498	138,928
Federal Home Loan Bank advances: long-term – fixed rate	12,500	12,500
Federal Home Loan Bank advances: long-term – variable rate	105,305	105,305
Federal Home Loan Bank advances: short-term	38,392	37,830
Other short-term borrowings	7,950	-
Accrued interest payable	164	156
Other liabilities	969	2,954

TOTAL LIABILITIES	301,778	297,673

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued; 2,039,129 and 2,040,719 shares outstanding	38	38
Additional paid-in capital	21,485	21,485
Treasury stock: 1,766,507 and 1,764,917 shares at cost, respectively	(26,905)	(26,886)
Retained earnings, substantially restricted	39,583	39,353
Accumulated other comprehensive loss	(417)	(461)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,473)	(1,486)

TOTAL STOCKHOLDERS’ EQUITY	32,311	32,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 334,089	$ 329,716

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,
	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$ 522	$ 373
Investment securities—taxable	507	295
Mortgage-backed securities	514	796
Certificates of deposit	2	2
FHLB Stock	92	54

Total interest and dividend income	1,637	1,520

INTEREST EXPENSE:
Deposits	52	59
Federal Home Loan Bank advances – long-term – fixed rate	142	142
Federal Home Loan Bank advances – long-term – variable rate	83	70
Federal Home Loan Bank advances – short-term	28	17
Other short-term borrowings	6	-

Total interest expense	311	288

NET INTEREST INCOME	1,326	1,232
PROVISION FOR LOAN LOSSES	19	3

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,307	1,229

NON-INTEREST INCOME:
Service charges on deposits	43	41
Earnings on Bank Owned Life Insurance	34	35
Other	62	62

Total non-interest income	139	138

NON-INTEREST EXPENSE:
Salaries and employee benefits	544	533
Occupancy and equipment	84	77
Data processing	59	59
Correspondent bank service charges	9	10
Federal deposit insurance premium	50	46
Other	197	190

Total non-interest expense	943	915

INCOME BEFORE INCOME TAXES	503	452
INCOME TAX EXPENSE	192	153

NET INCOME	$ 311	$ 299

EARNINGS PER SHARE:
Basic	$ 0.16	$ 0.15
Diluted	$ 0.16	$ 0.15

AVERAGE SHARES OUTSTANDING:
Basic	1,909,262	1,959,381
Diluted	1,909,262	1,959,381

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2015	2014

NET INCOME	$311	$299

OTHER COMPREHENSIVE INCOME (LOSS)

Investment securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	12	(62)
Less: Income tax effect	4	(21)

	8	(41)

Unrealized holding gains (losses) on investment securities available for sale not other-than-temporarily impaired, net of tax	8	(41)

Investment securities held to maturity other-than-temporarily impaired:
Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	54	61
Less: Income tax effect	18	21

	36	40

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	36	40

Other comprehensive income (loss)	44	(1)

COMPREHENSIVE INCOME	$355	$298

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2015	$ 38	$ 21,485	$(26,886)	$ 39,353	$ (461)	$ (1,486)	$32,043

Net income				311			311

Other comprehensive income					44		44

Purchase of treasury stock (1,590 shares)			(19)				(19)

Release of ESOP shares						13	13

Cash dividends declared ($0.04 per share)				(81)			(81)

Balance September 30, 2015	$ 38	$ 21,485	$(26,905)	$ 39,583	$ (417)	$ (1,473)	$32,311

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES

Net income	$311	$299
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	20	3
Depreciation	25	20
Gain on sale of other real estate owned	-	(5)
Amortization of discounts, premiums and deferred loan fees	487	120
Deferred income taxes	24	(4)
Increase in prepaid/accrued income taxes	35	37
Earnings on bank owned life insurance	(34)	(35)
Increase in accrued interest receivable	(189)	(285)
Increase (decrease) in accrued interest payable	8	(2)
Increase (decrease) in deferred director compensation payable	-	8
Decrease in unsettled security purchases	(1,969)	-
Other, net	(49)	(152)

Net cash provided by (used for) operating activities	(1,331)	4

INVESTING ACTIVITIES

Available-for-sale:
Purchases of investment securities	(24,838)	-
Proceeds from repayments of investment securities	2,058	1,208
Held-to-maturity:
Purchases of investment securities	(9,358)	(18,380)
Purchases of mortgage-backed securities	-	(6,081)
Proceeds from repayments of investment securities	20,866	4,158
Proceeds from repayments of mortgage-backed securities	11,274	13,736
Purchases of certificates of deposit	(100)	(100)
Maturities/redemptions of certificates of deposit	100	348
Increase in net loans receivable	(6,401)	(1,377)
Proceeds from sale of other real estate owned	-	251
Purchase of FHLB stock	(1,643)	(1,214)
Redemption of FHLB stock	1,780	745
Acquisition of premises and equipment	(6)	(46)

Net cash used for investing activities	(6,268)	(6,752)

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2015	2014
FINANCING ACTIVITIES

Net increase (decrease) in transaction and savings accounts	$ (1,151)	$ 1,505
Net decrease in certificates of deposit	(1,267)	(1,189)
Net decrease in advance payments by borrowers for taxes and insurance	(12)	(321)
Proceeds from FHLB long-term advances – variable rate	-	6,109
Net increase in FHLB short-term advances	562	1,127
Net increase in other short-term borrowings	7,950	-
Purchase of treasury stock	(19)	(72)
Increase in unallocated ESOP shares	-	(156)
Release of ESOP shares	13	-
Cash dividends paid	(81)	(82)

Net cash provided by financial activities	5,995	6,921

Increase (decrease) in cash and cash equivalents	(1,604)	173

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	3,573	1,360

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$ 1,969	$ 1,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and borrowings	$ 303	$ 290
Income taxes	150	127

Non-cash items:
Educational Improvement Tax Credit	$ -	$ 9
Mortgage loans transferred to other real estate owned	-	246

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2015, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This Update did not have a significant impact on the Company’s financial statements.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. The Company has included the disclosures related to this Update in Note 11.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This Update clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation – Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. Topic 260, Earnings Per Share, contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (“EITF”) Issue No. 07-4, Application of the Two-Class Method Under FASB Statement No. 128 to Master Limited Partnerships. Under Topic 260, master limited partnerships apply the two-class method of calculating earnings per unit because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash in accordance with the contractual rights contained in the partnership agreement. The amendments in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method are also required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The Update applies to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient. Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-08, Business Combinations – Pushdown Accounting – Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This Update was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This Update did not have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services – Insurance (Topic 944): Disclosure About Short-Duration Contracts. The amendments apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services – Insurance. The amendments require insurance entities to disclose for annual reporting periods certain information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses, described in Topic 944. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting Update.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation And Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This Update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. This Update is not expected to have a significant impact on the Company’s financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this Update require that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended September 30,
	2015	2014
Weighted average common shares issued	3,805,636	3,805,636
Average treasury stock shares	(1,766,351)	(1,754,526)
Average unallocated ESOP shares	(130,023)	(91,729)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,909,262	1,959,381
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,909,262	1,959,381

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At September 30, 2015, there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three month period. At September 30, 2014 there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three month period.

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

During the three month periods ended September 30, 2015 and 2014, the Company recorded no compensation expense related to our share-based compensation awards. As of September 30, 2015, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

The Company had no non-vested stock options outstanding at September 30, 2015, and 2014. There were no stock options exercised or issued during the three months ended September 30, 2015 and 2014.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
September 30, 2015

AVAILABLE FOR SALE
Corporate debt securities	$	83,791	$	61	$	(102)	$	83,750
Foreign debt securities [1]		4,745		3		(1)		4,747
Obligations of states and political subdivisions		702		-		-		702

Total	$	89,238	$	64	$	(103)	$	89,199

[1]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
September 30, 2015

HELD TO MATURITY
U.S. government agency securities	$	16,219	$	38	$	(1)	$	16,256
Corporate debt securities		3,549		306		-		3,855
Obligations of states and political subdivisions		5,355		126		-		5,481

Total	$	25,123	$	470	$	(1)	$	25,592

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2015

AVAILABLE FOR SALE
Corporate debt securities	$	60,968	$	63	$	(93)	$	60,938
Foreign debt securities [2]		5,298		-		(17)		5,281
Obligations of states and political subdivisions		702		-		(5)		697

Total	$	66,968	$	63	$	(115)	$	66,916

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2015

HELD TO MATURITY
U.S. government agency securities	$	27,395	$	5	$	(94)	$	27,306
Corporate debt securities		3,868		371		-		4,239
Obligations of states and political subdivisions		5,355		79		-		5,434

Total	$	36,618	$	455	$	(94)	$	36,979

There were no sales of investment securities for the three months ended September 30, 2015 and 2014.

[2]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

The amortized cost and fair values of debt securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through two years	Due after two through three years	Due after three through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$32,638	$55,607	$-	$993	$-	$-	$89,238
Fair value	32,620	55,595	-	985	-	-	89,199
Weighted average yield	1.41%	1.51%	-%	1.68%	-%	-%	1.47%

HELD TO MATURITY
Amortized cost	$524	$1,471	$1,809	$1,605	$14,088	$5,626	$25,123
Fair value	548	1,499	1,734	1,734	14,216	5,640	25,592
Weighted average yield	6.15%	3.46%	5.29%	4.96%	1.82%	1.75%	2.44%

At September 30, 2015, investment securities with amortized costs of $14.7 million and fair values of $14.8 million were pledged to secure borrowings with the Federal Home Loan Bank (FHLB) and broker repurchase agreements. Of the securities pledged, $6.2 million of fair value was excess collateral at the FHLB. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

At June 30, 2015, no investment securities were pledged to secure public deposits, broker repurchase agreements, or borrowings with the Federal Home Loan Bank.

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

At September 30, 2015, the Company’s Agency CMOs totaled $149.5 million as compared to $160.6 million at June 30, 2015. The Company’s private-label CMOs totaled $1.9 million at September 30, 2015 as compared to $2.0 million at June 30, 2015. The $11.2 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency and private-label CMOs which totaled $11.1 million. During the three months ended September 30, 2015, the Company received principal payments totaling $204 thousand on its private-label CMOs. At September 30, 2015, approximately $151.4 million or 100.0% (book value) of the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments, as compared to $162.6 million or 100.0% at June 30, 2015. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at September 30, 2015. During the three months ending September 30, 2015, the Company reversed $54 thousand of non-credit unrealized holding losses on its three private-label CMOs with other than temporary impairments (“OTTI”) due to principal repayments. During the three months ended September 30, 2015, the Company recorded no additional credit impairment charges on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of September 30, 2015. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At September 30, 2015
		Rating			Book Value	Fair Value[3]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$1,002	$1,290	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	221	234	39
126694KF4	CWHL SER 24 A15	D	N/A	D	442	467	79
126694MP0	CWHL SER 26 1A5	D	N/A	D	210	224	36

					$1,875	$2,215	$355

[3]	Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
September 30, 2015
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	149,553	$	1,224	$	(711)	$	150,066
Private-label		1,875		340		-		2,215

Total	$	151,428	$	1,564	$	(711)	$	152,281

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
June 30, 2015
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	160,614	$	1,130	$	(909)	$	160,835
Private-label		2,025		405		-		2,430

Total	$	162,639	$	1,535	$	(909)	$	163,265

The amortized cost and fair value of the Company’s mortgage-backed securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
			(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$-	$-	$416	$151,012	$151,428
Fair value	-	-	430	151,851	152,281
Weighted average yield	-%	-%	1.62%	1.31%	1.31%

At September 30, 2015, mortgage-backed securities with amortized costs of $149.6 million and fair values of $150.1 million were pledged to secure public deposits and borrowings with the Federal Home Loan Bank. Of the securities pledged, $19.2 million of fair value was excess collateral. At June 30, 2015 mortgage-backed securities with an amortized cost of $144.1 million and fair values of $144.2 million, were pledged to secure public deposits and borrowings with the Federal Home Loan Bank. Of the securities pledged, $16.5 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component, for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2015	$(35)	$(426)	$(461)

Other comprehensive income (loss) before reclassifications	8	36	44

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	8	36	44

Ending Balance – September 30, 2015	$(27)	$(390)	$(417)

	Three Months Ended September 30, 2014
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2014	$130	$(550)	$(420)

Other comprehensive income (loss) before reclassifications	(41)	40	(1)

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	(41)	40	(1)

Ending Balance – September 30, 2014	$89	$(510)	$(421)

There were no amounts reclassified out of accumulated other comprehensive income for the three months ended September 30, 2015 and 2014.

8. UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2015 and June 30, 2015.

	September 30, 2015

	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)

Corporate debt securities	$38,537	$(73)	$8,115	$(29)	$-	$-	$46,652	$(102)
Foreign Debt Securities [4]	1,574	(1)	-	-	-	-	1,574	(1)
U.S. government agency securities	499	(1)	-	-	-	-	499	(1)
Obligations of states and political subdivisions	702	-	-	-	-	-	702	-
Collateralized mortgage obligations:
Agency	5,788	(9)	27,285	(480)	19,768	(222)	52,841	(711)

Total	$47,100	$(84)	$35,400	$(509)	$19,768	$(222)	$102,268	$(815)

	June 30, 2015

	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)

Corporate debt securities	$28,284	$(88)	$1,285	$(5)	$-	$-	$29,569	$(93)
Foreign Debt Securities [4]	4,780	(16)	501	(1)	-	-	5,281	(17)
U.S. government agency securities	21,318	(94)	-	-	-	-	21,318	(94)
Obligations of states and political subdivisions	697	(5)	-	-	-	-	697	(5)
Collateralized mortgage obligations:
Agency	22,504	(121)	21,243	(663)	16,092	(125)	59,839	(909)

Total	$77,583	$(324)	$23,029	$(669)	$16,092	$(125)	$116,704	$(1,118)

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

The Company evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for OTTI on a quarterly basis. In doing so, the Company considers many factors including, but not limited to: the credit ratings assigned to the securities by the Nationally Recognized Statistical Rating Organizations (“NRSRO”); other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the length of time and extent that fair value has

[4]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

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

	Three Months Ended September 30,

	2015	2014
	(Dollars in Thousands)
Beginning balance	$248	$302
Initial credit impairment	-	-
Subsequent credit impairment	-	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-
Reductions for securities sold	-	-
Reduction for actual realized losses	(14)	(10)
Reduction for increase in cash flows expected to be collected	-	-

Ending Balance	$234	$292

During the three months ended September 30, 2015, the Company recorded no credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income. During the three months ended September 30, 2015, the Company accreted back into other comprehensive income $36 thousand (net of income tax effect of $18 thousand), based on principal repayments on private-label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the September 30, 2015 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that no additional private-label CMOs in the portfolio had an other-than-temporary impairment at September 30, 2015, keeping the total at three private-label CMOs with OTTI at September 30, 2015.

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

The Company had investments in 48 positions that were temporarily impaired at September 30, 2015. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of September 30, 2015 and June 30, 2015.

	September 30, 2015			June 30, 2015
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

	(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$33,733	$-	$33,733	$28,620	$-	$28,620
Construction	4,935	-	4,935	3,032	-	3,032
Land acquisition & development	763	-	763	653	-	653
Multi-family dwellings	5,992	-	5,992	6,084	-	6,084
Commercial	3,110	-	3,110	3,395	49	3,346

Consumer Loans
Home equity	811	-	811	1,175	-	1,175
Home equity lines of credit	1,967	-	1,967	1,917	-	1,917
Other	170	-	170	211	-	211

Commercial Loans	1,206	-	1,206	1,251	-	1,251

Obligations (other than securities and leases) of states and political subdivisons	-	-	-	-	-	-

	$52,687	$-	$52,687	$46,338	$49	$46,289

Plus: Deferred loan costs	179			129
Allowance for loan losses	(323)			(304)

Total	$52,543			$46,163

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

The following tables are a summary of the loans considered to be impaired as of September 30, 2015 and June 30, 2015, and the related interest income recognized for the three months ended September 30, 2015 and September 30, 2014:

	September 30, 2015	June 30, 2015
	(Dollars in Thousands)
Impaired loans with an allocated allowance:
Home equity lines of credit	$-	$-
Impaired loans without an allocated allowance:
Commercial real estate loans	-	49

Total impaired loans	$-	$49

Allocated allowance on impaired loans:
Home equity lines of credit	$-	$-

Total	$-	$-

		Three Months Ended
		September 30, 2015		September 30, 2014
		(Dollars in Thousands)
Average impaired loans
Construction loans	$	-	$	-
Land acquisition & development loans		-		-
Commercial real estate loans		48		49
Home equity lines of credit		-		150

Total	$	48	$	199

Income recognized on impaired loans
Construction loans	$	-	$	-
Land acquisition & development loans		-		-
Commercial real estate loans		1		-
Home equity lines of credit		-		1

Total	$	1	$	1

Total nonaccrual loans as of September 30, 2015 and June 30, 2015 and the related interest income recognized for the three months ended September 30, 2015 and September 30, 2014 are as follows:

	September 30, 2015	June 30, 2015
	(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$259	$260
Construction	-	-
Land acquisition & development	-	-
Commercial real estate	-	49
Home equity lines of credit	-	-

Total	$259	$309

		Three Months Ended
		September 30, 2015		September 30, 2014
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	260	$	366
Construction		-		-
Land acquisition & development		-		-
Commercial real estate		48		49
Home equity lines of credit		-		150

Total	$	308	$	565

Income that would have been recognized	$	5	$	8

Interest income recognized	$	6	$	9

Interest income foregone	$	-	$	3

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

During the three months ended September 30, 2015, there were no trouble debt restructurings, and no trouble debt restructurings that subsequently defaulted. One previously modified TDR, secured by commercial real estate, was paid off in full during the three months ended September 30, 2015.

The following table includes the recorded investment and number of modifications for modified loans, as of September 30, 2014. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 2015, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2015 and June 30, 2015:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
September 30, 2015
First mortgage loans:
1 – 4 family dwellings	$33,406	$68	$-	$-	$259	$327	$33,733
Construction	4,935	-	-	-	-	-	4,935
Land acquisition & development	763	-	-	-	-	-	763
Multi-family dwellings	5,992	-	-	-	-	-	5,992
Commercial	3,110	-	-	-	-	-	3,110

Consumer Loans:
Home equity	811	-	-	-	-	-	811
Home equity lines of credit	1,967	-	-	-	-	-	1,967
Other	170	-	-	-	-	-	170

Commercial Loans	1,206	-	-	-	-	-	1,206

Obligations (other than securities and leases) of states and political subdivisions	-	-	-	-	-	-	-

	$52,360	$68	$-	$-	$259	$327	52,687

Plus: Deferred loan fees							179
Allowance for loan losses							(323)

Net Loans Receivable							$52,543

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
June 30, 2015
First mortgage loans:
1 – 4 family dwellings	$28,327	$-	$33	$-	$260	$293	$28,620
Construction	3,032	-	-	-	-	-	3,032
Land acquisition & development	653	-	-	-	-	-	653
Multi-family dwellings	6,084	-	-	-	-	-	6,084
Commercial	3,335	11	-	-	49	60	3,395

Consumer Loans
Home equity	1,175	-	-	-	-	-	1,175
Home equity lines of credit	1,917	-	-	-	-	-	1,917
Other	211	-	-	-	-	-	211

Commercial Loans	1,251	-	-	-	-	-	1,251

Obligations (other than securities and leases) of states and political subdivisions	-	-	-	-	-	-	-

	$45,985	$11	$33	$-	$309	$353	46,338

Plus: Deferred loan fees							129
Allowance for loan losses							(304)

Net Loans Receivable							$46,163

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended September 30, 2015. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables presents the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at September 30, 2015 and June 30, 2015.

	September 30, 2015
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate		Commercial		Obligations (other than securities and leases) of States and Political Subdivisions

	(Dollars in Thousands)

Pass	$4,935	$559	$5,992	$3,110	$	1,206	$	-
Special Mention	-	-	-	-		-		-
Substandard	-	204	-	-		-		-
Doubtful	-	-	-	-		-		-

Ending Balance	$4,935	$763	$5,992	$3,110	$	1,206	$	-

	June 30, 2015
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate		Commercial		Obligations (other than securities and leases) of States and Political Subdivisions

	(Dollars in Thousands)

Pass	$3,032	$445	$6,084	$3,346	$	1,251	$	-
Special Mention	-	-	-	-		-		-
Substandard	-	208	-	49		-		-
Doubtful	-	-	-	-		-		-

Ending Balance	$3,032	$653	$6,084	$3,395	$	1,251	$	-

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended September 30, 2015 and June 30, 2015.

	September 30, 2015

	1 – 4 Family		Consumer

	(Dollars in Thousands)

Performing	$33,474	$	2,948
Non-performing	259		-

Total	$33,733	$	2,948

	June 30, 2015

	1 – 4 Family		Consumer

	(Dollars in Thousands)

Performing	$28,360	$	3,303
Non-performing	260		-

Total	$28,620	$	3,303

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

The Company had no unallocated loss allowance balance at September 30, 2015.

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2015 and 2014. Activity in the allowance is presented for the three months ended September 30, 2015 and 2014.

	As of September 30, 2015
	First Mortgage Loans
	1 – 4 Family		Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2015	$125	$	63	$9	$30	$34	$37	$6	$304
Charge-offs	-		-	-	-	-	-	-	-
Recoveries	-		-	-	-	-	-	-	-
Provisions	18		9	-	-	(3)	(5)	-	19

Ending ALLL Balance at September 30, 2015	$143	$	72	$9	$30	$31	$32	$6	$323

Individually evaluated for impairment	$-	$	-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	143		72	9	30	31	32	6	323

	$143	$	72	$9	$30	$31	$32	$6	$323

	As of September 30, 2014
	First Mortgage Loans
	1 – 4 Family		Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2014	$103	$	14	$5	$12	$45	$47	$8	$234
Charge-offs	-		-	-	-	-	-	-	-
Recoveries	-		-	-	-	-	-	-	-
Provisions	(28)		7	5	(1)	(2)	22	-	-

Ending ALLL Balance at September 30, 2014	$75	$	21	$10	$11	$43	$69	$8	$3

Individually evaluated for impairment	$-	$	-	$-	$-	$-	$37	$-	$37
Collectively evaluated for impairment	75		21	10	11	43	32	8	200

	$75	$	21	$10	$11	$43	$69	$8	$237

During the three months ended September 30, 2015, the ALLL associated with the 1 – 4 family and construction loan portfolios increased by $18 thousand and $9 thousand, respectively. The primary reason for the increases in the ALLL associated with these segments were the increases in associated loan balances. The ALLL for consumer loans and commercial real estate loans decreased $5 thousand and $3 thousand, respectively. The decrease in the ALLL associated with consumer loans was primarily due to lower loan balances within this segment, while the decrease in the ALLL associated with commercial real estate loans was primarily due to the payoff of one non-performing loan in this segment. The decrease in the ALLL associated with the commercial (non-real estate) loan segment was primarily related to the lower loan balances within this segment.

During the fiscal year ended June 30, 2015, the Company also increased its ALLL reserve factors, due to increases in associated loan balances and qualitative factors throughout fiscal 2015, for the following loan segments:

Loan Segment	09/30/2015 Factor	09/30/2014 Factor
1 – 4 family	0.35%	0.25%
Construction:
1 – 4 family	0.75%	0.25%
5+ family	1.00%	0.50%

During the three months ended September 30, 2014, the ALLL associated with 1-4 family permanent loans decreased $28 thousand, while the ALLL associated with consumer loans increased $22 thousand. The decrease in the ALLL associated with the 1-4 family permanent loan segment was primarily due to the payoff of one non-performing loan within this segment. The increase in the ALLL associated with the consumer loan segment was primarily due to an increase in the ALLL associated with one non-performing home equity line of credit within this segment.

10.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of September 30, 2015 and June 30, 2015

	Maturity range		Weighted- average	Stated interest rate range		September 30,	June 30,
Description	from	to	interest rate [5]	from	to	2015	2015
						(Dollars in Thousands)

Convertible	06/22/16	07/27/17	4.44%	4.26%	5.16%	$12,500	$12,500
Adjustable	05/06/16	09/01/17	0.32%	0.30%	0.39%	105,305	105,305

Total						$117,805	$117,805

Maturities of FHLB long-term advances at September 30, 2015, are summarized as follows:

Maturing During Fiscal Year Ended June 30:	Amount	Weighted- Average Interest Rate
	(Dollars in Thousands)

2016	$101,696	0.43%
2017	-	-
2018	16,109	2.78
2019	-	-
2020 and thereafter	-	-

Total	$117,805	0.76%

The terms of the convertible advances reset to the three-month London Interbank Offered Rate (“LIBOR”) and have various spreads and call dates of three months. The FHLB has the right to convert from a fixed rate to a predetermined floating rate on its conversion date or quarterly thereafter. Should the advance be converted, the Company has the right to pay off the advance without penalty. The adjustable rate advances adjust either monthly or quarterly, based on the one-month or three-month LIBOR index, and have various spreads to the LIBOR index. The spreads to the applicable LIBOR index range from 0.05% to 0.16%. The adjustable rate advances are not convertible or callable. The FHLB advances are secured by the Company’s FHLB stock, mortgage-backed and investment securities, and loans, and are subject to substantial prepayment penalties.

[5]	As of September 30, 2015.

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015

	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$38,392	$37,830
Average balance	31,675	23,496
Maximum month-end balance	38,392	37,830
Average interest rate	0.35%	0.31%
Weighted-average rate	0.35%	0.32%

At September 30, 2015, the Company had remaining borrowing capacity with the FHLB of approximately $22.6 million.

The FHLB advances are secured by the Company’s FHLB stock, loans, and mortgage-backed and investment securities held in safekeeping at the FHLB. FHLB advances are subject to substantial prepayment penalties.

11.	OTHER BORROWINGS

Other borrowings include securities sold under agreements to repurchase with securities brokers (“repurchase agreements”). These borrowings generally mature within 1 to 90 days from the transaction date and require a collateral pledge. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

The following table presents information regarding other borrowings as of September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015

	(Dollars in Thousands)
Other short-term borrowings:
Ending balance	$7,950	$-
Average balance	6,317	1,378
Maximum month-end balance	9,700	9,464
Average interest rate	0.38%	0.36%
Weighted-average rate	0.41%	-%

The remaining contractual maturity of repurchase agreements in the consolidated balance sheet as of September 30, 2015 is presented in the following table.

	Remaining Contractual Maturity of the Repurchase Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
September 30, 2015
Repurchase agreements:	$-	$7,950	$-	$-	$7,950

Total borrowings	$-	$7,950	$-	$-	$7,950

Gross amount of recognized liabilities for repurchase agreements					$7,950

Amounts related to agreements not included in offsetting disclosures above					$-

12.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of September 30, 2015 and June 30, 2015, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2015
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$-	$702	$-	$702
Corporate securities	-	83,750	-	83,750
Foreign debt securities [6]	-	4,747	-	4,747

	$-	$89,199	$-	$89,199

[6]	U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

	June 30, 2015
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$-	$697	$-	$697
Corporate securities	-	60,938	-	60,938
Foreign debt securities [7]	-	5,281	-	5,281

	$-	$66,916	$-	$66,916

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

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information. The Company has no Level I, Level II or Level III impaired loans at September 30, 2015. At June 30, 2015, Level III impaired loans were primarily comprised of one commercial real estate loan.

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair values as of September 30, 2015 and June 30, 2015, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2015
		Level I		Level II		Level III		Total
(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	-	$	-

Total	$	-	$	-	$	-	$	-

[7]	U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

		June 30, 2015
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	49	$	49

Total	$	-	$	-	$	49	$	49

For Level III assets measured at fair value on a recurring and non-recurring basis as of September 30, 2015 and June 30, 2015, the significant observable inputs used in the fair value measurements were as follows:

		Fair Value at
		September 30, 2015	June 30, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

		(Dollars in Thousands)

Impaired loans	$	-	$49	Appraisal of collateral[8]	Discounted appraisal[9]	0%/0%

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

[8]	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.
[9]	Appraisals may be adjusted by management for qualitative factors such as economic conditions. The range and weighted average of appraisal adjustments are presented as a percentage of the appraisals.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

		September 30, 2015
		Carrying Amount	Fair Value		Level I	Level II	Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	1,969	$1,969	$	1,969	$-	$-
Certificates of deposit		350	350		350	-	-
Investment securities – available for sale		89,199	89,199		-	89,199	-
Investment securities – held to maturity		25,123	25,592		-	25,592	-
Mortgage-backed securities – held to maturity:
Agency		149,553	150,066		-	150,066	-
Private-label		1,875	2,215		-	-	2,215
Net loans receivable		52,543	53,616		-	-	53,616
Accrued interest receivable		1,387	1,387		1,387	-	-
FHLB stock		6,482	6,482		6,482	-	-
Bank owned life insurance		4,310	4,310		4,310	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	16,512	$16,512	$	16,512	$-	$-
NOW accounts		20,205	20,205		20,205	-	-
Savings accounts		44,686	44,686		44,686	-	-
Money market accounts		24,183	24,183		24,183	-	-
Certificates of deposit		30,059	30,030		-	-	30,030
Advance payments by borrowers for taxes and insurance		853	853		853	-	-
FHLB long-term advances – fixed rate		12,500	13,051		-	-	13,051
FHLB long-term advances – variable rate		105,305	105,305		105,305	-	-
FHLB short-term advances		38,392	38,392		38,392	-	-
Other short-term borrowings		7,950	7,950		7,950	-	-
Accrued interest payable		164	164		164	-	-

	June 30, 2015
	Carrying Amount	Fair Value	Level I	Level II	Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$3,573	$3,573	$3,573	$-	$-
Certificates of deposit	350	350	350	-	-
Investment securities – available for sale	66,916	66,916	-	66,916	-
Investment securities – held to maturity	36,618	36,979	-	36,979	-
Mortgage-backed securities – held to maturity:
Agency	160,614	160,835	-	160,835	-
Private-label	2,025	2,430	-	-	2,430
Net loans receivable	46,163	46,897	-	-	46,897
Accrued interest receivable	1,198	1,198	1,198	-	-
FHLB stock	6,619	6,619	6,619	-	-
Bank owned life insurance	4,276	4,276	4,276	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$17,806	$17,806	$17,806	$-	$-
NOW accounts	20,238	20,238	20,238	-	-
Savings accounts	45,092	45,092	45,092	-	-
Money market accounts	23,601	23,601	23,601	-	-
Certificates of deposit	31,326	31,267	-	-	31,267
Advance payments by borrowers for taxes and insurance	865	865	865	-	-
FHLB long-term advances – fixed rate	12,500	13,174	-	-	13,174
FHLB long-term advances – variable rate	105,305	105,305	105,305	-	-
FHLB short-term advances	37,830	37,830	37,830	-	-
Other short-term borrowings	-	-	-	-	-
Accrued interest payable	156	156	156	-	-

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

Cash and Cash Equivalents, Certificates of Deposit, Accrued Interest Receivable and Payable, FHLB Short-term Advances, and Other Short-term Borrowings

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2015.

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

FINANCIAL CONDITION

The Company’s assets totaled $334.1 million at September 30, 2015, as compared to $329.7 million at June 30, 2015. The $4.4 million or 1.3% increase in total assets was primarily comprised of a $22.3 million increase in investment securities – available for sale, a $6.4 million increase in net loans receivable, a $189 thousand increase in accrued interest receivable, and a $34 thousand increase in bank owned life insurance, which were partially offset by a $11.5 million decrease in investment securities - held to maturity, a $11.2 million decrease in mortgage-backed securities – held to maturity, and a $1.6 million decrease in cash and cash equivalents. The increase in investment securities available for sale was primarily due to purchases of investment-grade corporate bonds totaling $23.8 million, which were partially offset by repayments on investment-grade fixed-rate corporate bonds totaling $2.1 million. The investment-grade fixed rate corporate bonds purchased were primarily used to offset maturities and repayments of U.S. Government agency multiple step-up and mortgage-backed securities (discussed below) and to bolster interest revenue and liquidity. The increase in net loans receivable was primarily attributable to increases in single-family real estate loans, and construction loans, totaling $5.1 million and $1.9 million, respectively, which were partially offset by decreases in home equity loans, commercial real estate loans, multi-family real estate loans, commercial loans, and other consumer loans, totaling $364 thousand, $285 thousand, $92 thousand, $45 thousand, and $41 thousand, respectively. The decrease in investment securities held to maturity was primarily due to early redemptions of U.S. Government agency multi-step up bonds totaling $20.6 million. The decrease in mortgage-backed securities held to maturity was primarily due to repayments on floating rate U.S. Government agency CMOs and floating rate private-label CMOs totaling $11.1 million and $204 thousand, respectively. See Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

The Company’s total liabilities increased $4.1 million or 1.4% to $301.8 million as of September 30, 2015 from $297.7 million as of June 30, 2015. The $4.1 million increase in total liabilities was primarily comprised of a $7.9 million or 100.0% increase in other short-term borrowings, and a $562 thousand or 1.5% increase in FHLB short-term advances, which were partially offset by a $2.4 million or 1.7% decrease in total deposits, and a $2.0 million or 67.2% decrease in other liabilities. The increases in other short-term borrowings and FHLB short-term advances were primarily a result of funding needs for the purchase of investment securities. The decrease in total deposits was primarily attributable to decrease in non-interest bearing accounts, time deposits, and savings accounts, totaling $1.3 million, $1.3 million, and $406 thousand, respectively, which were partially offset by increases in money market accounts, totaling $582 thousand. The $2.0 million decrease in other liabilities was primarily due to a decrease in security purchase commitments. See also Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

Total stockholders’ equity increased $268 thousand or 0.8% to $32.3 million as of September 30, 2015, from $32.0 million as of June 30, 2015. The increase was primarily attributable to Company net income of $311 thousand, and other comprehensive income of $44 thousand, which were partially offset by $81 thousand of cash dividends paid on the Company’s common stock, and $19 thousand paid for the acquisition of Treasury stock. The other comprehensive income was primarily attributable to a $36 thousand (net of tax effect) reversal of unrealized holding losses on three private-label CMOs with previously identified OTTI, and $8 thousand (net of tax effect) of unrealized holding gains on the Company’s available for sale investment portfolio.

RESULTS OF OPERATIONS

General.    WVS reported net income of $311 thousand or $0.16 earnings per share (basic and diluted) for the three months ended September 30, 2015. Net income increased by $12 thousand or 4.0% and earnings per share (basic and diluted) increased $0.01 or 6.7% for the three months ended September 30, 2015, when compared to the same period in 2014. The increase in net income for the three months ended September 30, 2015 was primarily attributable to a $94 thousand increase in net interest income, and a $2 thousand increase in non-interest income, which were partially offset by a $39 thousand increase in income tax expense, a $28 thousand increase in non-interest expense, and a $17 thousand increase in provisions for loan losses.

Net Interest Income.    The Company’s net interest income increased by $94 thousand or 7.6% for the three months ended September 30, 2015, when compared to the same period in 2014. The increase in net interest income is attributable to a $117 thousand increase in interest income, which was partially offset by a $23 thousand increase in interest expense. The increase in interest income was primarily due to higher average balances of investments and loan portfolios, and a higher yield earned on FHLB stock, which were partially offset by lower average yields earned on the Company’s investment and loan portfolios, during the quarter ended September 30, 2015, when compared to the same period in 2014. The increase in interest expense was primarily attributable to higher rates paid on FHLB long-term variable rate and FHLB short-term advances, and higher average balances of, and higher rates paid on other short-term borrowings during the three months ended September 30, 2015, which were partially offset by lower average balances and lower rates paid on time deposits, when compared to the same period in 2014.

Interest Income.    Interest income on investment securities increased $212 thousand or 71.9% for the three months ended September 30, 2015, when compared to the same period in 2014. The increase for the three months ended September 30, 2015 was primarily attributable to a $60.3 million increase in the average balance of investment securities outstanding, which was partially offset by a 37 basis point decrease in the weighted average yield on investment securities, when compared to the same period in 2014.

Interest income on net loans receivable increased $149 thousand or 39.9% for the three months ended September 30, 2015, when compared to the same period in 2014. The increase for the three months ended September 30, 2015 was primarily attributable to a $19.2 million increase in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 72 basis points in the weighted average yield earned on net loans receivable for the three months ended September 30, 2015, when compared to the same period in 2014. The increase in the average balance of loans outstanding was primarily attributable to loan originations in excess of repayments, while the decrease in the average yield earned on net loans receivable was primarily attributable to lower rates on new loans originated. During fiscal 2015 and into fiscal 2016, the Company enjoyed higher demand for single-family home purchase loans. Substantially off of our loan originations and purchases were fixed-rate with a mix of 15, 20, and 30 year terms.

Interest income on FHLB stock increased $38 thousand or 70.4% for the three months ended September 30, 2015, when compared to the same period in 2014. The increase in dividends on FHLB stock for the three months ended September 30, 2015 was attributable to a 246 basis point increase in the yield earned on FHLB stock, which was partially offset by a $136 thousand decrease in the average balance of FHLB stock held during the three months ended September 30, 2015, when compared to the same period in 2014.

Interest income on mortgage-backed securities decreased $282 thousand or 35.4% for the three months ended September 30, 2015, when compared to the same period in 2014. The decrease for the three months ended September 30, 2015 was primarily attributable to a $56.2 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding, an 18 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities, and an 18 basis point decrease in the weighted average yield earned on private-label mortgage-backed securities, for the three months ended September 30, 2015, when compared to the same period in 2014. The decrease in the average balances of U.S. Government agency and private-label mortgage-backed securities during the three months ended September 30, 2015 was attributable to principal paydowns of U.S. Government agency and private-label mortgage-backed securities during the period.

Interest Expense.    Interest paid on FHLB long-term advances increased $13 thousand or 6.1% for the three months ended September 30, 2015, when compared to the same period in 2014. The increase for the three months ended September 30, 2015 was primarily attributable to a $3.5 million increase in the average balance of FHLB long-term variable-rate advances, for the three months ended September 30, 2015, when compared to the same period in 2014.

Interest paid on FHLB short-term advances increased $11 thousand or 64.7% for the three months ended September 30, 2015, when compared to the same period in 2014. The increase for the three months ended September 30, 2015 was primarily attributable to a $9.1 million increase in the average balance of FHLB short-term advances outstanding, and a 5 basis point increase in the weighted average rate paid on FHLB short-term advances, for the three months ended September 30, 2015, when compared to the same period in 2014.

Interest on other short-term borrowings increased $6 thousand, or 100.0% for the three months ended September 30, 2015, when compared to the same period in 2014. The increase for the three months ended September 30, 2015 was primarily attributable to a $6.3 million increase in the average balance of other short-term borrowings outstanding for the three months ended September 30, 2015, when compared to the same period in 2014.

Interest expense on deposits decreased $7 thousand or 11.9% for the three months ended September 30, 2015, when compared to the same period in 2014. The decrease in interest expense on deposits for the three months ended September 30, 2015 was primarily attributable to a 6 basis point decrease in the weighted average rate paid on time deposits, and a 2 basis point decrease in the weighted average rate paid on money market accounts, and a $1.8 million decrease in the average balance of time deposits for the three months ended September 30, 2015, when compared to the same period in 2014.

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

Provisions for loan losses increased $16 thousand for the three months ended September 30, 2015, when compared to the same period in 2014. The increase in the provisions for loan losses for the three months ended September 30, 2015, was primarily attributable to an increase in the Company’s loan portfolio and increases in qualitative factors for 1-4 family first mortgages, and 1-4 family and multi-family construction loans since September 30, 2014. At September 30, 2015, the Company’s total allowance for loan losses amounted to $323 thousand or 0.61% of the Company’s total loan portfolio, as compared to $304 thousand or 0.65% at June 30, 2015. At September 30, 2015, the Company’s non-performing loans totaled $259 thousand as compared to $309 thousand at June 30, 2015.

Non-Interest Income.    Non-interest income increased by $1 thousand or 0.7% for the three months ended September 30, 2015, when compared to the same period in 2014. The increase for the three months ended September 30, 2015 was primarily attributable to a $2 thousand increase in service charges on deposits for the three months ended September 30, 2015, when compared to the same period in 2014.

Non-Interest Expense.    Non-interest expense increased $28 thousand or 3.1% for the three months ended September 30, 2015, when compared to the same period in 2014. The increase for the three months ended September 30, 2015 was principally attributable to a $11 thousand increase in employee related expense, a $17 thousand increase in ATM network expense, a $10 thousand increase in provisions for off-balance sheet (loan origination) commitments, a $7 thousand increase in occupancy and equipment costs, and a $4 thousand increase in federal deposit insurance premiums, which were partially offset by an $11 thousand decrease in legal expense and $10 thousand decrease in charitable contributions eligible for PA tax credits, when compared to the same period in 2014.

Income Tax Expense.    Income tax expense increased $39 thousand for the three months ended September 30, 2015, when compared to the same period in 2014. The increase for the three months ended September 30, 2015 was primarily due to higher levels of taxable income, during the three months ended September 30, 2015, when compared to the same period in 2014, and lower levels of PA tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities totaled $1.3 million during the three months ended September 30, 2015. Net cash used for operating activities was primarily comprised of net income of a $2.0 million decrease in unsettled security purchases, a $189 thousand increase in accrued interest receivable, and $34 thousand of earnings on bank owned life insurance, which were partially offset by net income of $311 thousand, $487 thousand of amortization of investment premiums, a $35 thousand increase in accrued income taxes, and $25 thousand of depreciation expense.

Funds used for investing activities totaled $6.3 million during the three months ended September 30, 2015. Primary uses of funds during the three months ended September 30, 2015 included purchases of investment securities available for sale totaling $24.8 million, purchases of investment securities held to maturity totaling $9.4 million, and an increase in net loans receivable totaling $6.4 million. Primary sources of funds during the three months ended September 30, 2015 included proceeds from investments and mortgage-backed securities in the held-to-maturity portfolio totaling $20.9 million and $11.3 million, respectively, proceeds from investment securities in the available-for-sale portfolio totaling $2.1 million, and net redemptions of FHLB stock totaling $137 thousand. The mortgage-backed securities repayments were primarily used to offset purchases of securities in the investment portfolio.

Funds provided by financing activities totaled $6.0 million for the three months ended September 30, 2015. The primary sources included a $7.9 million increase in other short-term borrowings, and a $562 thousand increase in FHLB short-term advances, which were partially offset by a $1.3 million decrease in retail certificates of deposit, a $1.2 million decrease in transaction and savings deposits, and $81 thousand in cash dividends paid on the Company’s common stock. Management believes that a significant portion of our local maturing deposits will remain with the Company. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at September 30, 2015 totaled $22.5 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At September 30, 2015, total approved loan commitments outstanding were $6.0 million. At the same date, commitments under unused lines of credit amounted to $6.5 million and the unadvanced portion of construction loans approximated $4.7 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $89.2 million at September 30, 2015. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On October 27, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share, and a special cash dividend of $0.04 per share, both payable on November 19, 2015, to shareholders of record at the close of business on November 9, 2015. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of September 30, 2015, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $32.7 million or 19.2%, $32.7 million or 19.2%, and $33.1 million or 19.5%, respectively, of total risk-weighted assets, and Tier I leverage capital of $32.7 million or 9.7% of average quarterly assets.

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

The Company’s nonperforming assets at September 30, 2015 totaled $259 thousand or 0.08% of total assets as compared to $309 thousand or 0.09% of total assets at June 30, 2015. Nonperforming assets at September 30, 2015 consisted of one single-family real estate loan totaling $259 thousand. The loan is currently under a bankruptcy order and making payments as agreed.

The $50 thousand decrease in nonperforming assets during the three months ended September 30, 2015 was primarily attributable to the payoff in full of one non-accrual commercial real estate loan totaling $49 thousand, and principal repayments on one non-accrual single-family real estate loan totaling $2 thousand.

During the three months ended September 30, 2015, the Company collected $6 thousand of interest income on non-accrual loans. Approximately $5 thousand of interest income would have been recorded during the three months ended September 30, 2015, on non-accrual loans if such loans had been current according to the original loan agreements for the entire periods. These amounts were not included in the Company’s interest income for the three months ended September 30, 2015.

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

On September 17 and October 28, 2015, the Federal Reserve Open Market Committee (FOMC) issued two press releases. Both press releases affirmed the FOMC’s view that the current 0 to  1⁄4 percent target range for the federal funds rate remained appropriate. The FOMC also maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities and rolling over maturing Treasury securities at auction. The FOMC further indicated it anticipates that, even after employment and inflation are near mandate consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the FOMC views as normal in the longer run.

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

During the fiscal years 2013, 2014, 2015 and into fiscal year 2016, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve, continued above normal levels of monetary accommodation including quantitative easing and targeted asset purchase programs. The desired outcomes of these programs are to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.

The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at quarter ends beginning in June 30, 2007, and extending through September 30, 2015. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve

June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive
December 31, 2010	0.00% to 0.25%	0.61%	3.30%	Positive
March 31, 2011	0.00% to 0.25%	0.80%	3.47%	Positive
June 30, 2011	0.00% to 0.25%	0.45%	3.18%	Positive
September 30, 2011	0.00% to 0.25%	0.25%	1.92%	Positive
December 31, 2011	0.00% to 0.25%	0.25%	1.89%	Positive
March 31, 2012	0.00% to 0.25%	0.33%	2.23%	Positive
June 30, 2012	0.00% to 0.25%	0.33%	1.67%	Positive
September 30, 2012	0.00% to 0.25%	0.23%	1.65%	Positive
December 31, 2012	0.00% to 0.25%	0.24%	1.85%	Positive
March 31, 2013	0.00% to 0.25%	0.25%	1.87%	Positive
June 30, 2013	0.00% to 0.25%	0.36%	2.52%	Positive
September 30, 2013	0.00% to 0.25%	0.33%	2.64%	Positive
December 31, 2013	0.00% to 0.25%	0.30%	2.84%	Positive
March 31, 2014	0.00% to 0.25%	0.44%	2.73%	Positive
June 30, 2014	0.00% to 0.25%	0.47%	2.53%	Positive
September 30, 2014	0.00% to 0.25%	0.58%	2.52%	Positive
December 31, 2014	0.00% to 0.25%	0.53%	1.90%	Positive
March 31, 2015	0.00% to 0.25%	0.56%	1.99%	Positive
June 30, 2015	0.00% to 0.25%	0.64%	2.33%	Positive
September 30, 2015	0.00% to 0.25%	0.64%	2.06%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment, and mortgage-backed securities portfolios for the three months ended September 30, 2015, totaled $3.6 million, $22.9 million, and $11.3 million, respectively. Despite stagnant global interest rates and Treasury yields the Company continued to grow its balance sheet and used proceeds from maturities and calls of bonds, repayments on its mortgage-backed securities, and borrowings to purchase investment and mortgage-backed securities and to fund loan growth.

During the three months ended September 30, 2015, the Company increased its portfolio of: single-family mortgages by approximately $5.1 million, and construction loans by $1.9 million, which were partially offset by a $364 thousand decrease in home equity loans, and a $285 thousand decrease in commercial real estate loans. The Company continued to more aggressively pursue 15, 20, 30 year fixed-rate single-family residential real estate loans. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank’s market area. We expect that the housing market will modestly grow throughout fiscal 2016. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans (primarily on residential properties), and commercial loans on business assets to partially increase interest income while managing credit and interest rate risk. The Company also offers higher yielding multi-family loans to existing, and seasoned prospective, customers.

During the three months ended September 30, 2015, principal investment purchases were comprised of: $24.8 million of investment grade fixed-rate corporate bonds with a weighted average yield to maturity of 1.50%; $9.4 million of U.S. Government agency multiple step-up bonds with initial lock out periods from 1 – 7 months and a weighted average yield to first call of 1.35%, and a weighted average yield to maturity of 3.97%. Single step-up bonds have one “step” or increase in coupon. Multiple step-up bonds have more than one “step” or increase in coupon. All of the corporate bond purchases were classified as available for sale for accounting purposes, while the U.S. Government agency bonds were classified as held to maturity. The Company believes that the purchases will earn a return above the Company’s cost of funds.

Major investment proceeds received during the three months ended September 30, 2015 were: U.S. Government agency multi step-up bonds - $20.6 million with a weighted average yield of 1.52%; investment grade corporate bonds - $1.6 million with a weighted average yield of 1.66%; and U.S. dollar denominated investment grade corporate bonds of large foreign issuers - $500 thousand with a weighted average yield of 1.12%.

As of September 30, 2015, the implementation of these asset and liability management initiatives resulted in the following:

1)

$153.4 million or 45.3% of the Company’s assets were comprised of floating rate investment and mortgage-backed securities. Of this $153.4 million, approximately $151.2 million float on a monthly basis based upon changes in the one-month London Interbank Offered Rate (LIBOR) and about $2.0 million reprice on a quarterly basis based upon the three-month LIBOR.

2)

$151.4 million or 57.0% of the Company’s total investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

3)

$84.3 million or 31.7% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less - $6.7 million or 7.9%; 3 – 12 months - $23.9 million or 28.4%; 1 – 2 years - $48.1 million or 57.0%; 2 – 3 years - $4.6 million or 5.4% and 3 – 5 years - $1.1 million or 1.3%;

4)

$16.2 million or 6.1% of the Company’s investment portfolio was comprised of callable U.S. Government Agency multiple step-up bonds with call features. Approximately $14.6 million are callable within three months, and the remainder are callable within nine months. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

5)	$89.2 million or 26.7% of the Company’s assets were comprised of investment securities classified as available for sale;
6)	An aggregate of $15.5 million or 29.5% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months;
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

9)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less - $46.3 million or 28.2%; 3 – 12 months - $101.7 million or 62.0%; and over 1 year - $16.1 million or 9.8%.

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

	September 30, 2015	June 30,
		2015	2014
		(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$229,803	$227,461	$256,902
Interest-bearing liabilities maturing or repricing within one year	236,745	228,335	209,986

Interest sensitivity gap	$(6,942)	$ (874)	$ 46,916

Interest sensitivity gap as a percentage of total assets	-2.08%	-0.27%	15.14%
Ratio of assets to liabilities maturing or repricing within one year	97.07%	99.62%	122.34%

During the three months ended September 30, 2015, the Company managed its one-year interest sensitivity gap by increasing by approximately $8.5 million the Company’s borrowings that mature or reprice within one year. At September 30, 2015, investments available for sale totaled $89.2 million or 26.7% of total assets.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at September 30, 2015. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$(15,540)	$(32,499)	$(10,128)	$20,281	$25,925	$23,310	$25,884
% of Total Assets	-4.7%	-9.7%	-3.0%	6.1%	7.8%	7.0%	7.7%
Base Case Up 100 bp
Cumulative Gap ($’s)	$(15,302)	$(32,045)	$ (9,314)	$21,648	$27,652	$25,396	$25,884
% of Total Assets	-4.6%	-9.6%	-2.8%	6.5%	8.3%	7.6%	7.7%
Base Case No Change
Cumulative Gap ($’s)	$(14,588)	$(30,704)	$ (6,942)	$25,585	$32,557	$30,970	$25,884
% of Total Assets	-4.4%	-9.2%	-2.1%	7.7%	9.7%	9.3%	7.7%
Base Case Down 100 bp
Cumulative Gap ($’s)	$(14,177)	$(29,938)	$ (5,619)	$27,653	$34,976	$33,331	$25,884
% of Total Assets	-4.2%	-9.0%	-1.7%	8.3%	10.5%	10.0%	7.7%
Base Case Down 200 bp
Cumulative Gap ($’s)	$(13,657)	$(28,970)	$ (3,953)	$30,121	$37,702	$35,714	$25,884
% of Total Assets	-4.1%	-8.7%	-1.2%	9.0%	11.3%	10.7%	7.7%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2015. This analysis was done assuming that the interest-earning assets will average approximately $345 million and $366 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at September 30, 2015. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	September 30, 2016					September 30, 2017
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-8.7%	-7.5%	-	-6.5%	-6.8%	-21.5%	-19.0%	-	-5.3%	3.4%
Return on average equity	3.83%	3.78%	4.63%	3.89%	3.86%	3.67%	4.00%	6.42%	5.81%	6.95%
Return on average assets	0.36%	0.38%	0.44%	0.38%	0.38%	0.38%	0.42%	0.61%	0.59%	0.71%
Market value of equity (in thousands)	$37,178	$37,149	$37,371	$36,720	$34,694

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at September 30, 2015. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2015.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and development loans
Fixed rate	$3,416
4.06%

Adjustable rate	$1,329
5.00%

Undisbursed lines of credit
Adjustable rate	$6,458
3.85%

Loan origination commitments
Fixed rate	$5,980
3.57%

Letters of credit
Adjustable rate	$130
4.25%

$17,313

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2015, the Savings Bank had two performance standby letters of credit outstanding totaling approximately $130 thousand. Both performance letters of credit are secured by developed property. The letters of credit will mature within fifteen months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.     CONTROLS AND PROCEDURES

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

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

During the quarter ended September 30, 2015, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

(a) The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b) Not applicable.

ITEM 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended September 30, 2015.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
07/01/15 – 07/31/15	-	-	-	$630,400
08/01/15 – 08/31/15	-	-	-	$630,400
09/01/15 – 09/30/15	-	-	-	$630,400
Total	-	-	-	$630,400

(1)	All shares indicated were purchased under the Company’s ESOP Stock Purchase Program.
(2)	Shares purchased using funds borrowed from the Company.
(3)	ESOP Stock Purchase Program
(a)	Announced March 31, 2015.
(b)	$750,000 of common shares approved for purchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has $630,400 of shares remaining to be purchased at September 30, 2015.
(e)	Not applicable.

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended September 30, 2015.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs(2)
07/01/15 – 07/31/15	1,590	$11.50	1,590	22,944
08/01/15 – 08/31/15	-	-	-	22,944
09/01/15 – 09/30/15	-	-	-	22,944
Total	1,590	$11.50	1,590	22,944

(1)	All shares indicated were purchased under the Company’s reopened Tenth Stock Repurchase Program.
(2)	Tenth Stock Repurchase Program
(a)	Announced April 30, 2014.
(b)	41,745 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 22,944 shares remaining to be purchased at September 30, 2015.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

November 13, 2015	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

November 13, 2015	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)