Form 10-Q
period 2015-12-31
WVS FINANCIAL CORP
filed 2016-02-12
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Shares outstanding as of February 10, 2016: 2,039,129 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands, except share and per share data)

	December 31, 2015	June 30, 2015
Assets
Cash and due from banks	$ 2,594	$ 1,839
Interest-earning demand deposits	280	1,734

Total cash and cash equivalents	2,874	3,573
Certificates of deposit	350	350
Investment securities available-for-sale (amortized cost of $93,074 and $66,968)	92,803	66,916
Investment securities held-to-maturity (fair value of $11,328 and $36,979)	11,029	36,618
Mortgage-backed securities held-to-maturity (fair value of $152,461 and $163,265)	152,038	162,639
Net loans receivable (allowance for loan losses of $351 and $304)	57,784	46,163
Accrued interest receivable	1,433	1,198
Federal Home Loan Bank (FHLB) stock, at cost	6,471	6,619
Premises and equipment, net	588	630
Bank owned life insurance	4,343	4,276
Deferred tax assets (net)	563	524
Other assets	142	210

TOTAL ASSETS	$ 330,418	$ 329,716

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 19,776	$ 17,806
NOW accounts	22,628	20,238
Savings accounts	44,824	45,092
Money market accounts	23,752	23,601
Certificates of deposit	29,558	31,326
Advance payments by borrowers for taxes and insurance	918	865

Total deposits	141,456	138,928
Federal Home Loan Bank advances: long-term – fixed rate	12,500	12,500
Federal Home Loan Bank advances: long-term – variable rate	105,305	105,305
Federal Home Loan Bank advances: short-term	35,133	37,830
Accrued interest payable	168	156
Other liabilities	3,527	2,954

TOTAL LIABILITIES	298,089	297,673

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued; 2,039,129 and 2,040,719 shares outstanding	38	38
Additional paid-in capital	21,485	21,485
Treasury stock: 1,766,507 and 1,764,917 shares at cost, respectively	(26,905)	(26,886)
Retained earnings, substantially restricted	39,713	39,353
Accumulated other comprehensive loss	(541)	(461)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,461)	(1,486)

TOTAL STOCKHOLDERS’ EQUITY	32,329	32,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 330,418	$ 329,716

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$ 567	$ 380	$ 1,089	$ 752
Investment securities—taxable	461	336	968	631
Mortgage-backed securities	509	754	1,023	1,549
Certificates of deposit	2	2	3	4
Interest-earning demand deposits	-	-	1	-
FHLB Stock	83	65	174	120

Total interest and dividend income	1,622	1,537	3,258	3,056

INTEREST EXPENSE:
Deposits	54	55	106	114
Federal Home Loan Bank advances – long-term – fixed rate	142	142	284	284
Federal Home Loan Bank advances – long-term – variable rate	91	73	173	143
Federal Home Loan Bank advances – short-term	32	15	60	32
Other short-term borrowings	1	-	8	-

Total interest expense	320	285	631	573

NET INTEREST INCOME	1,302	1,252	2,627	2,483
PROVISION FOR LOAN LOSSES	28	18	47	21

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,274	1,234	2,580	2,462

NON-INTEREST INCOME:
Service charges on deposits	41	44	84	86
Earnings on Bank Owned Life Insurance	33	35	67	70
Investment securities gains	21	-	21	-
Other	61	66	124	128

Total non-interest income	156	145	296	284

NON-INTEREST EXPENSE:
Salaries and employee benefits	565	549	1,108	1,082
Occupancy and equipment	80	78	164	155
Data processing	56	58	114	118
Correspondent bank service charges	10	9	20	19
Federal deposit insurance premium	49	45	98	91
Other	184	249	381	438

Total non-interest expense	944	988	1,887	1,903

INCOME BEFORE INCOME TAXES	486	391	989	843
INCOME TAX EXPENSE	193	125	385	278

NET INCOME	$ 293	$ 266	$ 604	$ 565

EARNINGS PER SHARE:
Basic	$ 0.15	$ 0.14	$ 0.32	$ 0.29
Diluted	$ 0.15	$ 0.14	$ 0.32	$ 0.29

AVERAGE SHARES OUTSTANDING:
Basic	1,910,190	1,949,046	1,909,026	1,954,213
Diluted	1,910,190	1,949,046	1,909,026	1,954,213

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

NET INCOME	$293	$266	$604	$565

OTHER COMPREHENSIVE INCOME (LOSS)

Investment securities available for sale not other-than-temporarily impaired:
Losses arising during the year	(211)	(97)	(199)	(159)
Less: Income tax effect	(72)	(34)	(68)	(55)

	(139)	(63)	(131)	(104)
Gains recognized in earnings	(21)	-	(21)	-
Income tax effect	(7)	-	(7)	-

	(14)	-	(14)	-

Unrealized holdings losses on securities available for sale not other-than-temporarily impaired, net of tax	(153)	(63)	(145)	(104)

Investment securities held to maturity other-than-temporarily impaired:
Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	45	39	99	100
Less: Income tax effect	16	14	34	35

	29	25	65	65

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	29	25	65	65

Unrealized holdings losses on securities, net	(124)	(38)	(80)	(39)

Other comprehensive loss	(124)	(38)	(80)	(39)

COMPREHENSIVE INCOME	$169	$228	$524	$526

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2015	$ 38	$ 21,485	$ (26,886)	$ 39,353	$ (461)	$ (1,486)	$32,043

Net income				604			604

Other comprehensive loss					(80)		(80)

Purchase of treasury stock (1,590 shares)			(19)				(19)

Release of ESOP shares						25	25

Cash dividends declared ($0.12 per share)				(244)			(244)

Balance December 31, 2015	$ 38	$ 21,485	$ (26,905)	$ 39,713	$ (541)	$ (1,461)	$32,329

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2015	2014
OPERATING ACTIVITIES

Net income	$604	$565
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	47	21
Depreciation	49	43
Gain on sale of other real estate owned	-	(5)
Gain on sale of investment securities	(21)	-
Amortization of discounts, premiums and deferred loan costs	1,048	196
Deferred income taxes	(39)	(3)
Increase (decrease) in prepaid/accrued income taxes	15	(44)
Earnings on bank owned life insurance	(67)	(70)
(Increase) decrease in accrued interest receivable	(235)	30
Increase (decrease) in accrued interest payable	12	(10)
Increase in deferred director compensation payable	14	7
Other, net	137	94

Net cash provided by operating activities	1,564	824

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	(37,399)	(1,826)
Proceeds from repayments of investments	9,714	8,333
Sale of investment securities	1,024	-
Held-to-maturity:
Purchases of investment securities	(9,358)	(26,720)
Purchases of mortgage-backed securities	(6,750)	(11,958)
Proceeds from repayments of investments	34,966	19,688
Proceeds from repayments of mortgage-backed securities	17,473	32,892
Purchase of certificates of deposit	(100)	(100)
Maturities/redemptions of certificates of deposit	100	348
Increase in net loans receivable	(11,667)	(6,058)
Proceeds from sale of other real estate owned	-	251
Purchase of FHLB stock	(3,167)	(8,385)
Redemption of FHLB stock	3,315	9,703
Acquisition of premises and equipment	(7)	(59)

Net cash (used for) provided by investing activities	(1,856)	16,108

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2015	2014
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$4,243	$1,262
Net decrease in certificates of deposit	(1,768)	(1,817)
Net increase in advance payments by borrowers for taxes and insurance	53	125
Proceeds from FHLB long-term advances – variable rate	-	6,109
Net decrease in FHLB short-term advances	(2,697)	(21,226)
Purchase of treasury stock	(19)	(72)
Increase in unallocated ESOP shares	-	(248)
Release of ESOP shares	25	-
Cash dividends paid	(244)	(165)

Net cash used for financing activities	(407)	(16,032)

Increase (decrease) in cash and cash equivalents	(699)	901

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	3,573	1,360

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,874	$2,261

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and borrowings	$619	$583
Income taxes	$367	$312

Non-cash items:
Unsettled security purchases	$549	$-
Bonds received from issuer exchange offer	$1,002	$-
Educational Improvement Tax Credit	$-	$33
Mortgage loans transferred to other real estate owned	$-	$246

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2015, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.

The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Weighted average common shares issued	3,805,636	3,805,636	3,805,636	3,805,636
Average treasury stock shares	(1,766,507)	(1,755,206)	(1,766,429)	(1,754,866)
Average unallocated ESOP shares	(128,939)	(101,384)	(129,481)	(96,557)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,910,190	1,949,046	1,909,726	1,954,213
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-	-	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,910,190	1,949,046	1,909,726	1,954,213

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At December 31, 2015, and 2014, there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and six month periods.

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

During the six month periods ended December 31, 2015 and 2014, the Company recorded $0 in compensation expense related to our share-based compensation awards. As of December 31, 2015, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

The Company had no non-vested stock options outstanding at December 31, 2015 and 2014. There were no stock options exercised or issued during the six months ended December 31, 2015 and 2014.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
December 31, 2015

AVAILABLE FOR SALE
Corporate debt securities	$	86,670	$	11	$	(271)	$	86,410
Foreign debt securities [1]		5,702		-		(12)		5,690
Obligations of states and political subdivisions		702		1		-		703

Total	$	93,074	$	12	$	(283)	$	92,803

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
December 31, 2015

HELD TO MATURITY
U.S. government agency securities	$	2,127	$	3	$	-	$	2,130
Corporate debt securities		3,547		251		-		3,798
Obligations of states and political subdivisions		5,355		45		-		5,400

Total	$	11,029	$	299	$	-	$	11,328

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2015

AVAILABLE FOR SALE
Corporate debt securities	$	60,968	$	63	$	(93)	$	60,938
Foreign debt securities [1]		5,298		-		(17)		5,281
Obligations of states and political subdivisions		702		-		(5)		697

Total	$	66,968	$	63	$	(115)	$	66,916

[1]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2015

HELD TO MATURITY
U.S. government agency securities	$	27,395	$	5	$	(94)	$	27,306
Corporate debt securities		3,868		371		-		4,239
Obligations of states and political subdivisions [2]		5,355		79		-		5,434

Total	$	36,618	$	455	$	(94)	$	36,979

During the three and six months ended December 31, 2015, the Company recorded gross realized investment securities gains of $21 thousand. Proceeds from sales of investment during the three and six months ended December 31, 2015 were $1.0 million. There were no sales of investment securities for the three and six months ended December 31, 2014.

The amortized cost and fair values of debt securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through two years	Due after two through three years	Due after three through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$48,229	$43,852	$-	$993	$-	$-	$93,074
Fair value	48,145	43,669	-	989	-	-	92,803
Weighted average yield	1.43%	1.60%	-%	1.87%	-%	-%	1.51%

HELD TO MATURITY
Amortized cost	$524	$2,338	$2,045	$1,250	$2,745	$2,127	$11,029
Fair value	539	2,413	2,206	1,260	2,780	2,130	11,328
Weighted average yield	6.15%	4.54%	5.22%	2.77%	3.34%	1.84%	3.72%

At December 31, 2015, investment securities with amortized costs of $3.5 million, and fair values of $3.5 million were pledged to secure borrowings with the Federal Home Loan Bank (“FHLB”). At June 30, 2015, no investment securities were pledged to secure public deposits, repurchase agreements, or borrowings with the Federal Home Loan Bank.

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

At December 31, 2015, the Company’s Agency CMOs totaled $150.3 million as compared to $160.6 million at June 30, 2015. The Company’s private-label CMOs totaled $1.7 million at December 31, 2015 as compared to $2.0 million at June 30, 2015. The $10.6 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency and private-label CMOs which totaled $17.1 million and $383 thousand, respectively, which were partially offset by purchases of U.S. Government agency CMOs totaling $6.7 million. During the six months ended December 31, 2015, the Company received principal payments totaling $383 thousand on its private-label CMOs. At December 31, 2015, approximately $152.0 million or 100.0% (book value) of the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments, as compared to $162.6 million or 100.0% at June 30, 2015. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at December 31, 2015. During the six months ending December 31, 2015, the Company reversed $99 thousand of non-credit unrealized holding losses on its three private-label CMOs with OTTI due to principal repayments. During the six months ended December 31, 2015, the Company recorded no additional credit impairment charges on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of December 31, 2015. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At December 31, 2015
		Rating			Book Value	Fair Value[3]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$920	$1,183	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	625	653	118
126694MP0	CWHL SER 26 1A5	D	N/A	D	195	204	36

					$1,740	$2,040	$355

[3]	Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
December 31, 2015
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	150,298	$	1,002	$	(879)	$	150,421
Private-label		1,740		300		-		2,040

Total	$	152,038	$	1,302	$	(879)	$	152,461

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
June 30, 2015
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	160,614	$	1,130	$	(909)	$	160,835
Private-label		2,025		405		-		2,430

Total	$	162,639	$	1,535	$	(909)	$	163,265

The amortized cost and fair value of the Company’s mortgage-backed securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
			(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$-	$-	$-	$152,038	$152,038
Fair value	-	-	-	152,461	152,461
Weighted average yield	-%	-%	-%	1.40%	1.40%

At December 31, 2015, mortgage-backed securities with amortized costs of $150.3 million and fair values of $150.4 million were pledged to secure public deposits and borrowings with the Federal Home Loan Bank. Of the securities pledged, $32.2 million of fair value was excess collateral. At June 30, 2015 mortgage-backed securities with an amortized cost of $144.1 million and fair values of $144.2 million, were pledged to secure public deposits and borrowings with the Federal Home Loan Bank. Of the securities pledged, $6.7 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component, for the three and six months ended December 31, 2015 and 2014.

	Three Months Ended December 31, 2015
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – September 30, 2015	$(27)	$(390)	$(417)

Other comprehensive income (loss) before reclassifications	(139)	29	(110)

Amounts reclassified from accumulated other comprehensive loss	(14)	-	(14)

Net current-period other comprehensive income (loss)	(153)	29	(124)

Ending Balance – December 31, 2015	$(180)	$(361)	$(541)

	Six Months Ended December 31, 2015
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2015	$(35)	$(426)	$(461)

Other comprehensive income (loss) before reclassifications	(131)	65	(66)

Amounts reclassified from accumulated other comprehensive loss	(14)	-	(14)

Net current-period other comprehensive income (loss)	(145)	65	(80)

Ending Balance – December 31, 2015	$(180)	$(361)	$(541)

The following table presents the amounts reclassified out of accumulated other comprehensive income for the three and six months ended December 31, 2015.

	Amount Reclassified from Accumulated Other Comprehensive Income
Details About Accumulated Other Comprehensive Income Components:	Three months ended December 31, 2015	Six months ended December 31, 2015	Affected Line Item in the Statement Where Net Income is Presented
	(Dollars in Thousands)
Unrealized gains and losses on available-for-sale securities	$(21)	$(21)	Investment security gains

	(21)	(21)	Total before tax
	(7)	(7)	Income tax expense

	(14)	(14)	Net of tax

Total reclassifications for the period	$(14)	$(14)	Net of tax

	Three Months Ended December 31, 2014
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – September 30, 2014	$89	$(510)	$(421)

Other comprehensive income (loss) before reclassifications	(63)	25	(38)

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	(63)	25	(38)

Ending Balance – December 31, 2014	$26	$(485)	$(459)

	Six Months Ended December 31, 2014
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2014	$130	$(550)	$(420)

Other comprehensive income (loss) before reclassifications	(104)	65	(39)

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	(104)	65	(39)

Ending Balance – December 31, 2014	$26	$(485)	$(459)

There were no amounts reclassified out of accumulated other comprehensive income for the three and six months ended December 31, 2014.

8. UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2015 and June 30, 2015.

	December 31, 2015

	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)

Corporate debt securities	$48,814	$(135)	$24,884	$(136)	$-	$-	$73,698	$(271)
Foreign Debt Securities [4]	5,691	(12)	-	-	-	-	5,691	(12)
Collateralized mortgage obligations:
Agency	13,590	(49)	3,899	(5)	32,059	(825)	49,548	(879)

Total	$68,095	$(196)	$28,783	$(141)	$32,059	$(825)	$128,937	$(1,162)

	June 30, 2015

	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)

Corporate debt securities	$28,284	$(88)	$1,285	$(5)	$-	$-	$29,569	$(93)
Foreign Debt Securities [4]	4,780	(16)	501	(1)	-	-	5,281	(17)
U.S. government agency securities	21,318	(94)	-	-	-	-	21,318	(94)
Obligations of states and political subdivisions	697	(5)	-	-	-	-	697	(5)
Collateralized mortgage obligations:
Agency	22,504	(121)	21,243	(663)	16,092	(125)	59,839	(909)

Total	$77,583	$(324)	$23,029	$(669)	$16,092	$(125)	$116,704	$(1,118)

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

[4]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

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

	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014
	(Dollars in Thousands)
Beginning balance	$234	$292	$248	$302
Initial credit impairment	-	-	-	-
Subsequent credit impairment	-	-	-	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-	-	-
Reductions for securities sold	-	-	-	-
Reduction for actual realized losses	(3)	(19)	(17)	(29)
Reduction for increase in cash flows expected to be collected	-	-	-	-

Ending Balance	$231	$273	$231	$273

During the three and six months ended December 31, 2015, the Company recorded no credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income. During the three and six months ended December 31, 2015, the Company accreted back into other comprehensive income $29 thousand and $65 thousand, respectively, (net of income tax effect of $16 thousand and $34 thousand, respectively), based on principal repayments on private-label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the December 31, 2015 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that no additional private-label CMOs in the portfolio had an other-than-temporary impairment at December 31, 2015, keeping the total at three private-label CMOs with OTTI at December 31, 2015.

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

The Company had investments in 64 positions that were impaired at December 31, 2015. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of December 31, 2015 and June 30, 2015.

	December 31, 2015			June 30, 2015
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

	(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$39,328	$-	$39,328	$28,620	$-	$28,620
Construction	4,892	-	4,892	3,032	-	3,032
Land acquisition & development	831	-	831	653	-	653
Multi-family dwellings	5,900	-	5,900	6,084	-	6,084
Commercial	2,853	-	2,853	3,395	49	3,346

Consumer Loans
Home equity	833	-	833	1,175	-	1,175
Home equity lines of credit	1,897	-	1,897	1,917	-	1,917
Other	178	-	178	211	-	211

Commercial Loans	1,177	-	1,177	1,251	-	1,251

Obligations (other than securities and leases) of states and political subdivisons	-	-	-	-	-	-

	$57,889	$-	$57,889	$46,338	$49	$46,289

Plus: Deferred loan costs	246			129
Allowance for loan losses	(351)			(304)

Total	$57,784			$46,163

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

The following tables are a summary of the loans considered to be impaired as of December 31, 2015 and June 30, 2015, and the related interest income recognized for the three and six months ended December 31, 2015 and December 31, 2014:

	December 31, 2015	June 30, 2015
(Dollars in Thousands)
Impaired loans with an allocated allowance:
Home equity lines of credit	$-	$-
Impaired loans without an allocated allowance:
Commercial real estate loans	-	49

Total impaired loans	$-	$49

Allocated allowance on impaired loans:
Home equity lines of credit	$-	$-
Commercial real estate loans	-	-

Total	$-	$-

		Three Months Ended				Six Months Ended
		December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
		(Dollars in Thousands)
Average impaired loans
Construction loans	$	-	$	-	$	-	$	-
Land acquisition & development loans		-		-		-		-
Commercial real estate loans		-		49		24		49
Home equity lines of credit		-		150		-		150

Total	$	-	$	199	$	24	$	199

Income recognized on impaired loans
Construction loans	$	-	$	-	$	-	$	-
Land acquisition & development loans		-		-		-		-
Commercial real estate loans		-		1		1		1
Home equity lines of credit		-		-		-		1

Total	$	-	$	1	$	1	$	2

Total nonaccrual loans as of December 31, 2015 and June 30, 2015 and the related interest income recognized for the three and six months ended December 31, 2015 and December 31, 2014 are as follows:

		December 31, 2015		June 30, 2015
		(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$	257	$	260
Construction		-		-
Land acquisition & development		-		-
Commercial real estate		-		49
Home equity lines of credit		-		-

Total	$	257	$	309

		Three Months Ended				Six Months Ended
		December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	258	$	265	$	259	$	316
Construction		-		-		-		-
Land acquisition & development		-		-		-		-
Commercial real estate		-		49		24		49
Home equity lines of credit		-		150		-		150

Total	$	258	$	464	$	283	$	515

Income that would have been recognized	$	4	$	7	$	9	$	14

Interest income recognized	$	5	$	7	$	11	$	14

Interest income foregone	$	-	$	2	$	-	$	4

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

During the three and six months ended December 31, 2015, there were no trouble debt restructurings, and no trouble debt restructurings that subsequently defaulted. One previously modified TDR, secured by commercial real estate, was paid off in full during the six months ended December 31, 2015.

The following tables include the recorded investment and number of modifications for modified loans, as of December 31, 2014. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

For the Three Months Ended
December 31, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate	-	$-	$-

Troubled debt restructurings that subsequently defaulted:
Commercial real estate	-	$-	$-

	For the Six Months Ended
	December 31, 2014

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

	(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate	1	$49	$49

Troubled debt restructurings that subsequently defaulted:
Commercial real estate	-	$-	$-

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at December 31, 2015, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2015 and June 30, 2015:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
December 31, 2015
First mortgage loans:
1 – 4 family dwellings	$39,071	$-	$-	$-	$257	$257	$39,328
Construction	4,892	-	-	-	-	-	4,892
Land acquisition & development	831	-	-	-	-	-	831
Multi-family dwellings	5,900	-	-	-	-	-	5,900
Commercial	2,853	-	-	-	-	-	2,853

Consumer Loans:
Home equity	833	-	-	-	-	-	833
Home equity lines of credit	1,897	-	-	-	-	-	1,897
Other	178	-	-	-	-	-	178

Commercial Loans	1,177	-	-	-	-	-	1,177

Obligations (other than securities and leases) of states and political subdivisions	-	-	-	-	-	-	-

	$57,632	$-	$-	$-	$257	$257	57,889

Plus: Deferred loan fees							246
Allowance for loan losses							(351)

Net Loans Receivable							$57,784

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans

	(Dollars in Thousands)
June 30, 2015
First mortgage loans:
1 – 4 family dwellings	$28,327	$-	$33	$-	$260	$293	$28,620
Construction	3,032	-	-	-	-	-	3,032
Land acquisition & development	653	-	-	-	-	-	653
Multi-family dwellings	6,084	-	-	-	-	-	6,084
Commercial	3,335	11	-	-	49	60	3,395

Consumer Loans
Home equity	1,175	-	-	-	-	-	1,175
Home equity lines of credit	1,917	-	-	-	-	-	1,917
Other	211	-	-	-	-	-	211

Commercial Loans	1,251	-	-	-	-	-	1,251

Obligations (other than securities and leases) of states and political subdivisions	-	-	-	-	-	-	-

	$45,985	$11	$33	$-	$309	$353	46,338

Plus: Deferred loan fees							129
Allowance for loan losses							(304)

Net Loans Receivable							$46,163

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended December 31, 2015. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at December 31, 2015 and June 30, 2015.

	December 31, 2015
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of States and Political Subdivisions

	(Dollars in Thousands)

Pass	$4,892	$680	$5,900	$2,853	$1,177	$-
Special Mention	-	-	-	-	-	-
Substandard	-	151	-	-	-	-
Doubtful	-	-	-	-	-	-

Ending Balance	$4,892	$831	$5,900	$2,853	$1,177	$-

	June 30, 2015
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of States and Political Subdivisions

	(Dollars in Thousands)

Pass	$3,032	$445	$6,084	$3,346	$1,251	$-
Special Mention	-	-	-	-	-	-
Substandard	-	208	-	49	-	-
Doubtful	-	-	-	-	-	-

Ending Balance	$3,032	$653	$6,084	$3,395	$1,251	$-

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended December 31, 2015 and June 30, 2015.

	December 31, 2015

	1 – 4 Family		Consumer

	(Dollars in Thousands)

Performing	$39,071	$	2,908
Non-performing	257		-

Total	$39,328	$	2,908

	June 30, 2015

	1 – 4 Family		Consumer

	(Dollars in Thousands)

Performing	$28,360	$	3,303
Non-performing	260		-

Total	$28,620	$	3,303

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

The Company had no unallocated loss allowance balance at December 31, 2015.

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2015 and 2014. Activity in the allowance is presented for the three and six months ended December 31, 2015 and 2014.

	As of December 31, 2015
	First Mortgage Loans
	1 – 4 Family		Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2015	$143	$	72	$9	$30	$31	$32	$6	$323
Charge-offs	-		-	-	-	-	-	-	-
Recoveries	-		-	-	-	-	-	-	-
Provisions	19		12	(1)	(1)	(2)	-	1	28

Ending ALLL Balance at December 31, 2015	$162	$	84	$8	$29	$29	$32	$7	$351

Individually evaluated for impairment	$-	$	-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	162		84	8	29	29	32	7	351

	$162	$	84	$8	$29	$29	$32	$7	$351

	As of December 31, 2015
	First Mortgage Loans
	1 – 4 Family		Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2015	$125	$	63	$9	$30	$34	$37	$6	$304
Charge-offs	-		-	-	-	-	-	-	-
Recoveries	-		-	-	-	-	-	-	-
Provisions	37		21	(1)	(1)	(5)	(5)	1	47

Ending ALLL Balance at December 31, 2015	$162	$	84	$8	$29	$29	$32	$7	$351

Individually evaluated for impairment	$-	$	-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	162		84	8	29	29	32	7	351

	$162	$	84	$8	$29	$29	$32	$7	$351

	As of December 31, 2014
	First Mortgage Loans
	1 – 4 Family		Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2014	$75	$	21	$10	$11	$43	$69	$8	$237
Charge-offs	-		-	-	-	-	-	-	-
Recoveries	-		-	-	-	-	-	-	-
Provisions	8		5	-	9	(2)	(2)	-	18

Ending ALLL Balance at December 31, 2014	$83	$	26	$10	$20	$41	$67	$8	$255

Individually evaluated for impairment	$-	$	-	$-	$-	$-	$37	$-	$37
Collectively evaluated for impairment	83		26	-	-	41	30	8	218

	$83	$	26	$10	$20	$41	$67	$8	$255

	As of December 31, 2014
	First Mortgage Loans
	1 – 4 Family		Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2014	$103	$	14	$5	$12	$45	$47	$8	$234
Charge-offs	-		-	-	-	-	-	-	-
Recoveries	-		-	-	-	-	-	-	-
Provisions	(20)		12	5	8	(4)	20	-	21

Ending ALLL Balance at December 31, 2014	$83	$	26	$10	$20	$41	$67	$8	$255

Individually evaluated for impairment	$-	$	-	$-	$-	$-	$37	$-	$37
Collectively evaluated for impairment	83		26	-	-	41	30	8	218

	$83	$	26	$10	$20	$41	$67	$8	$255

During the three months ended December 31, 2015, the ALLL associated with the 1 – 4 family and construction loan portfolios increased by $19 thousand and $12 thousand, respectively. The primary reason for the increases in the ALLL associated with these segments were the increases in associated loan balances. The ALLL for commercial real estate loans decreased $2 thousand. The decrease in the ALLL associated with commercial real estate loans was primarily due to lower loan balances within this segment. The increase in the ALLL associated with the commercial (non-real estate) loan segment was primarily related to the higher loan balances within this segment.

During the six months ended December 31, 2015, the ALLL associated with the 1-4 family and construction loan portfolios increased by $37 thousand and $21 thousand, respectively. The primary reason for the increases in the ALLL associated with these segments were the increases in associated loan balances. The ALLL associated with the commercial real estate loans and consumer loans decreased $5 thousand and $5 thousand, respectively. The decrease in the ALLL associated with commercial real estate loans was primarily due to the payoff of one non-performing loan in this segment, while the decrease in the ALLL associated with consumer loans was primarily due to lower loan balances within this segment.

During the fiscal year ended June 30, 2015, the Company also increased its ALLL reserve factors, due to increases in associated loan balances and qualitative factors throughout fiscal 2015, for the following loan segments:

Loan Segment	12/31/2015 Factor	12/31/2014 Factor
1 – 4 family	0.35%	0.25%
Construction:
1 – 4 family	0.75%	0.25%
5+ family	1.00%	0.50%

During the three months ended December 31, 2014, the ALLL associated with multi-family residential real estate loans, 1 – 4 family real estate loans, and construction loans increased $9 thousand, $8 thousand, and $5 thousand, respectively. The primary reason for the increases in the ALLL associated with these segments, were the increases in associated loan balances.

During the six months ended December 31, 2014, the ALLL associated with the consumer, construction, multi-family residential and land loans increased $20 thousand, $12 thousand, $8 thousand, and $5 thousand, respectively. The primary reason for the increases in the ALLL associated with the construction, multi-family residential, and land segments were the increases in associated loan balances. The increase in the ALLL associated with the consumer loan segment was primarily due to an increase in the ALLL associated with one non-performing home equity line of credit within this segment. During the six months ended December 31, 2014, the ALLL associated with 1-4 family real estate loans decreased $20 thousand. The primary reason for the decrease in the ALLL associated with the 1-4 family real estate loan was the transfer of one non-performing 1-4 family real estate loan to real estate owned.

10.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of December 31, 2015 and June 30, 2015.

	Maturity range		Weighted- average	Stated interest rate range		December 31,	June 30,
Description	from	to	interest rate [5]	from	to	2015	2015
						(Dollars in Thousands)

Convertible	06/22/16	07/27/17	4.44%	4.26%	5.16%	$12,500	$12,500
Adjustable	05/06/16	09/01/17	0.49%	0.38%	0.58%	105,305	105,305

Total						$117,805	$117,805

[5]	As of December 31, 2015.

Maturities of FHLB long-term advances at December 31, 2015, are summarized as follows:

Maturing During Fiscal Year Ended June 30:	Amount	Weighted- Average Interest Rate
	(Dollars in Thousands)

2016	$101,696	0.61%
2017	-	-
2018	16,109	2.81%
2019	-	-
2020 and thereafter	-	-

Total	$117,805	0.91%

The terms of the convertible advances reset to the three-month London Interbank Offered Rate (“LIBOR”) and have various spreads and call dates of three months. The FHLB has the right to convert from a fixed rate to a predetermined floating rate on its conversion date or quarterly thereafter. Should the advance be converted, the Company has the right to pay off the advance without penalty. The adjustable rate advances adjust either monthly or quarterly, based on the one-month or three-month LIBOR index, and have various spreads to the LIBOR index. The spreads to the applicable LIBOR index range from 0.05% to 0.17%. The adjustable rate advances are not convertible or callable. The FHLB advances are secured by the Company’s FHLB stock, mortgage-backed and investment securities, and loans, and are subject to substantial prepayment penalties.

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of December 31, 2015 and June 30, 2015:

	December 31, 2015	June 30, 2015

	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$35,133	$37,830
Average balance	32,410	23,496
Maximum month-end balance	41,489	37,830
Average interest rate	0.31%	0.31%
Weighted-average rate	0.43%	0.32%

At December 31, 2015, the Company had remaining borrowing capacity with the FHLB of approximately $10.4 million.

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

The following table presents information regarding other borrowings as of December 31, 2015 and June 30, 2015:

	December 31, 2015	June 30, 2015

	(Dollars in Thousands)
Other short-term borrowings:
Ending balance	$-	$-
Average balance	3,906	1,378
Maximum month-end balance	9,700	9,464
Average interest rate	0.41%	0.36%
Weighted-average rate	-%	-%

The remaining contractual maturity of repurchase agreements in the consolidated balance sheet as of December 31, 2015 is presented in the following table.

Remaining Contractual Maturity of the Repurchase Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
September 30, 2015
Repurchase agreements:	$-	$-	$-	$-	$-

Total borrowings	$-	$-	$-	$-	$-

Gross amount of recognized liabilities for repurchase agreements					$-

Amounts related to agreements not included in offsetting disclosures above					$-

12.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of December 31, 2015 and June 30, 2015, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2015
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$-	$703	$-	$703
Corporate securities	-	86,410	-	86,410
Foreign debt securities [6]	-	5,690	-	5,690

	$-	$92,803	$-	$92,803

	June 30, 2015
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$-	$697	$-	$697
Corporate securities	-	60,938	-	60,938
Foreign debt securities [6]	-	5,281	-	5,281

	$-	$66,916	$-	$66,916

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

[6]	U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair values as of December 31, 2015 and June 30, 2015, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		December 31, 2015
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	-	$	-

Total	$	-	$	-	$	-	$	-

		June 30, 2015
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	49	$	49

Total	$	-	$	-	$	49	$	49

For Level III assets measured at fair value on a recurring and non-recurring basis as of December 31, 2015 and June 30, 2015, the significant observable inputs used in the fair value measurements were as follows:

		Fair Value at
		December 31, 2015	June 30, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

		(Dollars in Thousands)

Impaired loans	$	-	$49	Appraisal of collateral[7]	Discounted appraisal[8]	0%/0%

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

[7]	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.
[8]	Appraisals may be adjusted by management for qualitative factors such as economic conditions. The range and weighted average of appraisal adjustments are presented as a percentage of the appraisals.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	December 31, 2015
	Carrying Amount	Fair Value	Level I	Level II	Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$2,874	$2,874	$2,874	$-	$-
Certificates of deposit	350	350	350	-	-
Investment securities – available for sale	92,803	92,803	-	92,803	-
Investment securities – held to maturity	11,029	11,328	-	11,328	-
Mortgage-backed securities – held to maturity:
Agency	150,298	150,421	-	150,421	-
Private-label	1,740	2,040	-	-	2,040
Net loans receivable	57,784	58,133	-	-	58,133
Accrued interest receivable	1,433	1,433	1,433	-	-
FHLB stock	6,471	6,471	6,471	-	-
Bank owned life insurance	4,343	4,343	4,343	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$19,776	$19,776	$19,776	$-	$-
NOW accounts	22,628	22,628	22,628	-	-
Savings accounts	44,824	44,824	44,824	-	-
Money market accounts	23,752	23,752	23,752	-	-
Certificates of deposit	29,558	29,447	-	-	29,447
Advance payments by borrowers for taxes and insurance	918	918	918	-	-
FHLB long-term advances – fixed rate	12,500	13,001	-	-	13,001
FHLB long-term advances – variable rate	105,305	105,305	105,305	-	-
FHLB short-term advances	35,133	35,133	35,133	-	-
Accrued interest payable	168	168	168	-	-

		June 30, 2015
		Carrying Amount	Fair Value	Level I	Level II	Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	3,573	$3,573	$3,573	$-	$-
Certificates of deposit		350	350	350	-	-
Investment securities – available for sale		66,916	66,916	-	66,916	-
Investment securities – held to maturity		36,618	36,979	-	36,979	-
Mortgage-backed securities – held to maturity:
Agency		160,614	160,835	-	160,835	-
Private-label		2,025	2,430	-	-	2,430
Net loans receivable		46,163	46,897	-	-	46,897
Accrued interest receivable		1,198	1,198	1,198	-	-
FHLB stock		6,619	6,619	6,619	-	-
Bank owned life insurance		4,276	4,276	4,276	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	17,806	$17,806	$17,806	$-	$-
NOW accounts		20,238	20,238	20,238	-	-
Savings accounts		45,092	45,092	45,092	-	-
Money market accounts		23,601	23,601	23,601	-	-
Certificates of deposit		31,326	31,267	-	-	31,267
Advance payments by borrowers for taxes and insurance		865	865	865	-	-
FHLB long-term advances – fixed rate		12,500	13,174	-	-	13,174
FHLB long-term advances – variable rate		105,305	105,305	105,305	-	-
FHLB short-term advances		37,830	37,830	37,830	-	-
Accrued interest payable		156	156	156	-	-

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2015.

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

FINANCIAL CONDITION

The Company’s assets totaled $330.4 million at December 31, 2015, as compared to $329.7 million at June 30, 2015. The $702 thousand or 0.2% increase in total assets was primarily comprised of a $25.9 million increase in investment securities – available for sale, an $11.6 million increase in net loans receivable, a $235 thousand increase in accrued interest receivable, and a $67 thousand increase in bank owned life insurance, which were partially offset by a $25.6 million decrease in investment securities - held to maturity, a $10.6 million decrease in mortgage-backed securities – held to maturity, and a $699 thousand decrease in cash and cash equivalents. The increase in investment securities available for sale was primarily due to purchases of investment-grade corporate bonds totaling $37.9 million, which were partially offset by repayments on investment-grade fixed-rate corporate bonds totaling $10.2 million. The investment-grade fixed rate corporate bonds purchased were primarily used to offset maturities and repayments of U.S. Government agency multiple step-up and mortgage-backed securities (discussed below) and to bolster interest revenue and liquidity. The increase in net loans receivable was primarily attributable to increases in single-family real estate loans, construction loans, and land loans totaling $10.7 million, $1.9 million, and $178 thousand, respectively, which were partially offset by decreases in home equity loans, commercial real estate loans, multi-family real estate loans, commercial loans, and other consumer loans, totaling $362 thousand, $493 thousand, $184 thousand, $74 thousand, and $33 thousand, respectively. The decrease in investment securities held to maturity was primarily due to early redemptions of U.S. Government agency multi-step up bonds totaling $34.6 million, which were partially offset by purchases of U.S. Government agency multi step-up bonds totaling $9.4 million. The decrease in mortgage-backed securities held to maturity was primarily due to repayments on floating rate U.S. Government agency CMOs and floating rate private-label CMOs totaling $17.1 million and $383 thousand, respectively. See “Quantitative and Qualitative Disclosures About Market Risk—Asset and Liability Management”.

The Company’s total liabilities increased $416 thousand or 0.1% to $298.1 million as of December 31, 2015 from $297.7 million as of June 30, 2015. The $416 thousand increase in total liabilities was primarily comprised of a $2.5 million or 1.8% increase in total deposits, and a $573 thousand or 19.4% increase in other liabilities, which were partially offset by a $2.7 million or 7.1% decrease in FHLB short-term advances. The increase in total deposits was primarily attributable to increases in NOW accounts, non-interest bearing accounts, and money market accounts, totaling $2.4 million, $2.0 million, and $151 thousand, respectively, which were partially offset by decreases in time deposits and savings accounts, totaling $1.8 million and $268 thousand, respectively. The $573 thousand increase in other liabilities was primarily due to an increase in security purchase commitments. The decrease in FHLB short-term advances were primarily a result of repayments using the increases in total deposits. See also “Quantitative and Qualitative Disclosures About Market Risk—Asset and Liability Management”.

Total stockholders’ equity increased $286 thousand or 0.9% to $32.3 million as of December 31, 2015, from $32.0 million as of June 30, 2015. The increase was primarily attributable to Company net income of $604 thousand, which was partially offset by $244 thousand of cash dividends paid on the Company’s common stock, other comprehensive losses of $80 thousand, and $19 thousand paid for the acquisition of Treasury stock. The other comprehensive loss was primarily attributable to a $145 thousand (net of tax effect) of unrealized holding losses on the Company’s available for sale investment portfolio, which was partially offset by a $65 thousand (net of tax effect) reversal of unrealized holding losses on three private-label CMOs with previously identified OTTI.

RESULTS OF OPERATIONS

General.    WVS reported net income of $293 thousand or $0.15 earnings per share (basic and diluted), and $604 thousand or $0.32 earnings per share (basic and diluted), for the three and six months ended December 31, 2015, respectively. Net income increased $27 thousand or 10.2% and earnings per share (basic and diluted) increased $0.01 or 7.1% for the three months ended December 31, 2015, when compared to the same period in 2014. The increase in net income for the three months ended December 31, 2015 was primarily attributable to a $50 thousand increase in net-interest income, a $44 thousand decrease in non-interest expense, and an $11 thousand increase in non-interest income, which were partially offset by a $68 thousand increase in income tax expense, and a $10 thousand increase in provisions for loan losses. For the six months ended December 31, 2015, net income increased $39 thousand or 6.9% and earnings per share (basic and diluted) increased $0.03 or 10.3%, when compared to the same period in 2014. The increase in net income for the six months ended December 31, 2015, was primarily attributable to a $144 thousand increase in net interest income, a $16 thousand decrease in non-interest expense, and a $12 thousand increase in non-interest income, which were partially offset by a $107 thousand increase in income tax expense, and a $26 thousand increase in provisions for loan losses.

Net Interest Income.    The Company’s net interest income increased by $50 thousand or 4.0% for the three months ended December 31, 2015, when compared to the same period in 2014. The increase in net interest income is attributable to an $85 thousand increase in interest income, which was partially offset by a $35 thousand increase in interest expense. The increase in interest income was primarily due to higher average balances of the Company’s corporate bond and loan portfolios, and higher yields earned on, and average balances of the Company’s FHLB stock, which were partially offset by lower average balances and lower yields earned on the Company’s U.S. Government agency bonds and mortgage-backed securities portfolios, and lower yields earned on the Company’s loan portfolio, during the quarter ended December 31, 2015, when compared to the same period in 2014. The increase in interest expense was primarily attributable to higher rates paid on FHLB long-term variable rate advances, and higher average balances of FHLB short-term advances, during the three months ended December 31, 2015, when compared to the same period in 2014. For the six months ended December 31, 2015, net interest income increased $144 thousand or 5.8% when compared to the same period in 2014. The increase in net-interest income was primarily attributable to a $202 thousand increase in interest income, which was partially offset by a $58 thousand increase in interest expense. The increase in interest income was primarily due to higher average balances of the Company’s corporate bond and loan portfolios, and higher yields earned on the Company’s FHLB stock for the six months ended December 31, 2015, which were partially offset by lower average balances of and lower yields earned on U.S. Government agency bonds and mortgage-backed securities, and lower yields earned on the Company’s corporate bond and loan portfolios, when compared to the same period in 2014. The increase in interest expense was primarily due to higher rates paid on FHLB long-term variable rate and FHLB short-term advances, and lower average balances of FHLB short-term advances.

Interest Income.    Interest income on net loans receivable increased $187 thousand or 49.2% and $337 thousand or 44.8% for the three and six months ended December 31, 2015, respectively, when compared to the same periods in 2014. The increase for the three months ended December 31, 2015 was primarily attributable to a $22.5 million increase in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 58 basis points in the weighted average yield earned on net loans receivable for the three months ended December 31, 2015, when compared to the same period in 2014. The increase for the six months ended December 31, 2015 was primarily attributable to a $20.7 million increase in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 61 basis points in the weighted average yield earned on net loans receivable for the six months ended December 31, 2015, when compared to the same period in 2014. For the three and six months ended December 31, 2015, the increase in the average balance of loans outstanding was primarily attributable to loan originations in excess of repayments, while the decrease in the average yield earned on net loans receivable was primarily attributable to lower rates on new loans originated. During fiscal 2015 and into fiscal 2016, the Company enjoyed higher demand for single-family home purchase loans. Substantially all of our loan originations and purchases were fixed-rate with a mix of 15, 20, and 30 year terms.

Interest income on investment securities increased $125 thousand or 37.2% and $337 thousand or 53.4% for the three and six months ended December 31, 2015, respectively, when compared to the same periods in 2014. The increase for the three months ended December 31, 2015 was primarily attributable to a $65.1 million increase in the average balance of investment securities outstanding, which was partially offset by a 75 basis point decrease in the weighted average yield on investment securities, when compared to the same period in 2014. The increase for the six months ended December 31, 2015 was primarily attributable to a $60.0 million increase in the average balance of investment securities outstanding, which was partially offset by a 57 basis point increase in the weighted average yield on investment securities, when compared to the same period in 2014.

Interest income on FHLB stock increased $18 thousand or 27.7%, and $54 thousand or 45.0% for the three and six months ended December 31, 2015, respectively, when compared to the same periods in 2014. The increase in dividends on FHLB stock for the three months ended December 31, 2015 was attributable to an 86 basis point increase in the yield earned on FHLB stock, and a $385 thousand increase in the average balance of FHLB stock held during the three months ended December 31, 2015, when compared to the same period in 2014. The increase in dividends on FHLB stock for the six months ended December 31, 2015 was attributable to a 163 basis point increase in the yield earned on FHLB stock, and a $125 thousand increase in the average balance of FHLB stock held during the six months ended December 31, 2015, when compared to the same period in 2014.

Interest income on mortgage-backed securities decreased $245 thousand or 32.5% and $526 thousand or 34.0% for the three and six months ended December 31, 2015, respectively, when compared to the same periods in 2014. The decrease for the three months ended December 31, 2015 was primarily attributable to a $50.7 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding, a 14 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities, and a $518 thousand decrease in the average balance of private-label mortgage-backed securities outstanding, for the three months ended December 31, 2015, when compared to the same period in 2014. The decrease for the six months ended December 31, 2015 was primarily attributable to a $53.4 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding, a 17 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities, and a $516 thousand decrease in the average balance of private-label mortgage-backed securities, which were partially offset by a 9 basis point increase in the weighted average yield earned on private-label mortgage-backed securities outstanding for the six months ended December 31, 2015, when compared to the same period in 2014. The decrease in the average balances of private-label mortgage-backed securities during the three and six months ended December 31, 2015 was attributable to principal paydowns of private-label mortgage-backed securities during the periods. The decrease in the average balance of U.S. Government agency mortgage-backed securities for the three and six months ended December 31, 2015, was primarily attributable to repayments of $6.0 million and $17.1 million, respectively, on the U.S. Government agency mortgage-backed securities portfolio, during the three and six months ended December 31, 2015, which were partially offset by purchases of U.S. Government agency mortgage-backed securities totaling $6.8 million during the three and six months ended December 31, 2015. The mortgage-backed securities purchased during both periods were primarily used to offset maturities and early calls of securities within the investment portfolio and to bolster interest revenue.

Interest income on FDIC insured bank certificates of deposit decreased $0 thousand or 0.0% and $1 thousand or 100.0% for the three and six months ended December 31, 2015, respectively, when compared to the same periods in 2014. The decrease for the six months ended December 31, 2015 was primarily attributable to a $50 thousand decrease in the average portfolio balance of certificates of deposit, and a 29 basis point decrease in the weighted average yield earned on certificates of deposit, when compared to the same period in 2014. The certificates have remaining maturities ranging from nine to eighty-eight months. Due to decreases in market yields in this investment sector, the Company has decided to limit reinvestments in certificates of deposit and to redeploy maturities and early issuer redemptions to other investment portfolio segments.

Interest Expense.    Interest paid on FHLB variable-rate long term advances increased by $18 thousand and $30 thousand, respectively, for the three and six months ended December 31, 2015 when compared to the same periods in 2014. The increase in interest expense on FHLB variable-rate long term advances for the three months ended December 31, 2015 was primarily attributable to a 7 basis point increase in the weighted average rate paid on such advances, when compared to the same period in 2014. The increase in interest expense on FHLB variable-rate long term advances for the six months ended December 31, 2015 was primarily attributable to a $1.7 million increase in the average balance of such advances and a 5 basis point increase in the weighted average rate paid when compared to the same period in 2014. The Company utilized this funding source in both periods to pay down FHLB short-term advances and to lock in longer-term variable rate funding for its variable rate mortgage-backed securities.

Interest paid on FHLB short-term advances increased $17 thousand or 113.3% and $28 thousand or 87.5% for the three and six months ended December 31, 2015, respectively, when compared to the same periods in 2014. The increase for the three months ended December 31, 2015 was primarily attributable to a $12.7 million increase in the average balance of FHLB short-term advances outstanding, and a 10 basis point increase in the weighted average rate paid on FHLB short-term advances, for the three months ended December 31, 2015, when compared to the same period in 2014. The increase for the six months ended December 31, 2015, was primarily attributable to a $10.9 million increase in the average balance of short-term FHLB advances, and a 7 basis point increase in the weighted average rate paid on FHLB short-term advances, for the six months ended December 31, 2015, when compared to the same period in 2014.

Interest paid on other short-term borrowings increased by $1 thousand and $8 thousand, respectively, for the three and six months ended December 31, 2015, when compared to the same periods in 2014. The increase in interest expense on other short-term borrowings for the three months ended December 31, 2015 was primarily attributable to a $1.5 million increase in the average balance of other short-term borrowings when compared to the same period in 2014. The increase in interest expense on other short-term borrowings for the six months ended December 31, 2015 was primarily attributable to a $3.9 million increase in the average balance of other short-term borrowings when compared to the same period in 2014.

Interest expense on deposits decreased $1 thousand or 1.8% and $8 thousand or 7.0% for the three and six months ended December 31, 2015, respectively, when compared to the same periods in 2014. The decrease in interest expense on deposits for the three months ended December 31, 2015 was primarily attributable to a 3 basis point decrease in the weighted average rate paid on time deposits, which was partially offset by a $1.1 million increase in the average balance of time deposits for the three months ended December 31, 2015, when compared to the same period in 2014. The decrease in interest expense on deposits for the six months ended December 31, 2015 was primarily attributable to a 4 basis point decrease in the weighted average rate paid on time deposits, and a $376 thousand decrease in the average balance of time deposits for the six months ended December 31, 2015, when compared to the same period in 2014.

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

Provisions for loan losses increased $10 thousand and $26 thousand for the three and six months ended December 31, 2015, respectively, when compared to the same periods in 2014. The increase in the provisions for loan losses for the three and six months ended December 31, 2015, was primarily attributable to an increase in the Company’s loan portfolio and increases in qualitative factors for 1-4 family first mortgages, and 1-4 family and multi-family construction loans when compared to the same periods in 2014. At December 31, 2015, the Company’s total allowance for loan losses amounted to $351 thousand or 0.61% of the Company’s total loan portfolio, as compared to $304 thousand or 0.65% at June 30, 2015. At December 31, 2015, the Company’s non-performing loans totaled $257 thousand as compared to $309 thousand at June 30, 2015.

Non-Interest Income.    Non-interest income increased by $11 thousand or 7.6%, and $12 thousand or 4.2% for the three and six months ended December 31, 2015, respectively, when compared to the same periods in 2014. The increase for the three months ended December 31, 2015 was primarily attributable to a $21 thousand gain on the sale of one investment security, which was partially offset by decreases in ATM and debit card income, service charges on deposits, and earnings on bank-owned life insurance, totaling $7 thousand, $3 thousand, and $2 thousand, respectively, for the three months ended December 31, 2015, when compared to the same period in 2014. The increase for the six months ended December 31, 2015 was primarily attributable to a $21 thousand gain on the sale of one investment security, which was partially offset by the absence of a $5 thousand gain on the sale of real estate owned, and decreases in service charges on deposits, and earnings on the Company’s bank-owned life insurance, totaling $2 thousand and $3 thousand, respectively, during the six months ended December 31, 2015, when compared to the same period in 2014.

Non-Interest Expense.    Non-interest expense decreased $44 thousand or 4.5% and $16 thousand or 1.0% for the three and six months ended December 31, 2015, respectively, when compared to the same periods in 2014. The decrease for the three months ended December 31, 2015 was principally attributable to decreases in charitable contributions eligible for PA tax credits, ATM network expense, and provisions for off-balance sheet (loan origination) commitments totaling $25 thousand, $24 thousand, and $10 thousand, respectively, which were partially offset by $16 thousand increase in employee related expenses, when compared to the same period in 2014. The decrease for the six months ended December 31, 2015 was primarily attributable to decreases in charitable contributions eligible for PA tax credits, ATM network expense, and legal expenses totaling $36 thousand, $7 thousand, and $10 thousand, respectively, which were partially offset by increases in employee related costs, occupancy and equipment costs, and federal deposit insurance premiums, totaling $26 thousand, $9 thousand, and $7 thousand, respectively, during the six months ended December 31, 2015, when compared to the same period in 2014.

Income Tax Expense.    Income tax expense increased $68 thousand and $107 thousand for the three and six months ended December 31, 2015, respectively, when compared to the same periods in 2014. The increases for the three and six months ended December 31, 2015 were primarily due to increased levels of taxable income, and the absence of PA tax credits for charitable contributions made during the three and six months ended December 31, 2015, when compared to the same periods in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.6 million during the six months ended December 31, 2015. Net cash provided by operating activities was primarily comprised of net income of $604 thousand, $1.0 million of amortization of discounts, premiums and deferred loan costs, a $549 thousand increase in unsettled security purchases, and $49 thousand of depreciation expense, which were partially offset by a $235 thousand increase in accrued interest receivable, $67 thousand of earnings on bank owned life insurance, and a $39 thousand increase in deferred tax assets.

Funds used for investing activities totaled $1.9 million during the six months ended December 31, 2015. Primary uses of funds during the six months ended December 31, 2015 included purchases of investment securities available for sale totaling $37.4 million, purchases of investment securities held to maturity totaling $9.4 million, an increase in net loans receivable totaling $11.7 million, and purchases of mortgage-backed securities totaling $6.8 million. Primary sources of funds during the six months ended December 31, 2015 included proceeds from repayments of investments and mortgage-backed securities in the held-to-maturity portfolio totaling $35.0 million and $17.5 million, respectively, proceeds from repayments of investment securities in the available-for-sale portfolio totaling $9.7 million, proceeds from sales of investments totaling $1.0 million and net redemptions of FHLB stock totaling $147 thousand. The mortgage-backed securities repayments were primarily used to offset purchases of securities in the investment portfolio.

Funds used for financing activities totaled $407 thousand for the six months ended December 31, 2015. The primary uses included a $2.7 million decrease in FHLB short-term advances, a $1.8 million decrease in retail certificates of deposit, and $244 thousand in cash dividends paid on the Company’s common stock, which were partially offset by a $4.2 million increase in transaction and savings deposits. Management believes that a significant portion of our local maturing deposits will remain with the Company. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at December 31, 2015 totaled $22.7 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At December 31, 2015, total approved loan commitments outstanding were $2.9 million. At the same date, commitments under unused lines of credit amounted to $6.5 million and the unadvanced portion of construction loans approximated $6.3 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $92.8 million at December 31, 2015. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On January 25, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share, payable on February 18, 2016, to shareholders of record at the close of business on February 8, 2016. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of December 31, 2015, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $32.9 million or 19.0%, $32.9 million or 19.0%, and $33.3 million or 19.2%, respectively, of total risk-weighted assets, and Tier I leverage capital of $32.9 million or 10.0% of average quarterly assets.

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

The Company’s nonperforming assets at December 31, 2015 totaled $257 thousand or 0.08% of total assets as compared to $309 thousand or 0.09% of total assets at June 30, 2015. Nonperforming assets at December 31, 2015 consisted of one single-family real estate loan totaling $257 thousand. The loan is currently under a bankruptcy order and making payments as agreed.

The $52 thousand decrease in nonperforming assets during the six months ended December 31, 2015 was primarily attributable to the payoff in full of one non-accrual commercial real estate loan totaling $49 thousand, and principal repayments on one non-accrual single-family real estate loan totaling $3 thousand.

During the three and six months ended December 31, 2015, the Company collected $5 thousand and $11 thousand, respectively, of interest income on non-accrual loans. Approximately $4 thousand and $9 thousand, respectively, of interest income would have been recorded during the three and six months ended December 31, 2015, on non-accrual loans if such loans had been current according to the original loan agreements for the entire periods. These amounts were not included in the Company’s interest income for the three and six months ended December 31, 2015. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

On December 16, 2015 the Federal Reserve Open Market Committee (FOMC or the Committee) issued a press release to announce its current economic assessment and to announce an increase to the target rate for the federal funds rate to  1⁄4 to  1⁄2 percent from the previous range of 0 to  1⁄4 percent. In a related action, the Federal Reserve Board raised the interest rate paid on required and excess reserves to 0.50 percent, effective December 17, 2015. The Federal Reserve Board of Governors also approve a  1⁄4 percentage point increase in the discount rate (the primary credit rate) to 1.00 percent.

On January 27, 2016 the FOMC issued a press release indicating that given the economic outlook, the Committee decided to maintain the target range for the federal funds rate at 1/4 to 1/2 percent. The Committee further indicated that the stance of monetary policy remains accommodative, thereby supporting further improvement in labor market conditions and a return to 2 percent inflation. The Committee also indicated that it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run.

The Committee, at both meetings, also maintained its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities and rolling over maturing Treasury securities at auction.

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

The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at quarter ends beginning in June 30, 2007, and extending through December 31, 2015. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve
June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive
December 31, 2010	0.00% to 0.25%	0.61%	3.30%	Positive
March 31, 2011	0.00% to 0.25%	0.80%	3.47%	Positive
June 30, 2011	0.00% to 0.25%	0.45%	3.18%	Positive
September 30, 2011	0.00% to 0.25%	0.25%	1.92%	Positive
December 31, 2011	0.00% to 0.25%	0.25%	1.89%	Positive
March 31, 2012	0.00% to 0.25%	0.33%	2.23%	Positive
June 30, 2012	0.00% to 0.25%	0.33%	1.67%	Positive
September 30, 2012	0.00% to 0.25%	0.23%	1.65%	Positive
December 31, 2012	0.00% to 0.25%	0.24%	1.85%	Positive
March 31, 2013	0.00% to 0.25%	0.25%	1.87%	Positive
June 30, 2013	0.00% to 0.25%	0.36%	2.52%	Positive
September 30, 2013	0.00% to 0.25%	0.33%	2.64%	Positive
December 31, 2013	0.00% to 0.25%	0.30%	2.84%	Positive
March 31, 2014	0.00% to 0.25%	0.44%	2.73%	Positive
June 30, 2014	0.00% to 0.25%	0.47%	2.53%	Positive
September 30, 2014	0.00% to 0.25%	0.58%	2.52%	Positive
December 31, 2014	0.00% to 0.25%	0.53%	1.90%	Positive
March 31, 2015	0.00% to 0.25%	0.56%	1.99%	Positive
June 30, 2015	0.00% to 0.25%	0.64%	2.33%	Positive
September 30, 2015	0.00% to 0.25%	0.64%	2.06%	Positive
December 31, 2015	0.25% to 0.50%	1.06%	2.27%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment, and mortgage-backed securities portfolios for the six months ended December 31, 2015, totaled $7.3 million, $45.7 million, and $17.5 million, respectively. Despite stagnant global interest rates and Treasury yields the Company continued to grow its balance sheet and used proceeds from maturities and calls of bonds, repayments on its mortgage-backed securities, and borrowings to purchase investment and mortgage-backed securities and to fund loan growth.

During the six months ended December 31, 2015, the Company increased its portfolio of: single-family mortgages by approximately $10.7 million, and construction loans by $1.9 million, which were partially offset by a $542 thousand decrease in commercial real estate loans, and a $362 thousand decrease in home equity loans. The Company continued to more aggressively pursue 15, 20, 30 year fixed-rate single-family residential real estate loans. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank’s market area. We expect that the housing market will modestly grow throughout fiscal 2016. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans (primarily on residential properties), and commercial loans on business assets to partially increase interest income while managing credit and interest rate risk. The Company also offers higher yielding multi-family loans to existing, and seasoned prospective, customers.

During the six months ended December 31, 2015, principal investment purchases were comprised of: $37.9 million of investment grade fixed-rate corporate bonds with a weighted average yield to maturity of 1.52%; $9.4 million of U.S. Government agency multiple step-up bonds with initial lock out periods from 1 – 7 months and a weighted average yield to first call of 1.35%, and a weighted average yield to maturity of 3.97%. Single step-up bonds have one “step” or increase in coupon. Multiple step-up bonds have more than one “step” or increase in coupon. All of the corporate bond purchases were classified as available for sale for accounting purposes, while the U.S. Government agency bonds were classified as held to maturity. The Company believes that the purchases will earn a return above the Company’s cost of funds.

Major investment proceeds received during the six months ended December 31, 2015 were: U.S. Government agency multi step-up bonds - $30.6 million with a weighted average yield of 1.49%; investment grade corporate bonds - $10.2 million with a weighted average yield of 1.35%; and U.S. dollar denominated investment grade corporate bonds of large foreign issuers - $500 thousand with a weighted average yield of 1.12%. The Company also sold $1.0 million of corporate bonds classified as available for sale during the six months ended December 31, 2015.

As of December 31, 2015, the implementation of these asset and liability management initiatives resulted in the following:

1)

$153.0 million or 46.3% of the Company’s assets were comprised of floating rate investment and mortgage-backed securities. Of this $153.0 million, approximately $151.8 million float on a monthly basis based upon changes in the one-month London Interbank Offered Rate (LIBOR) and about $1.0 million reprice on a quarterly basis based upon the three-month LIBOR.

2)

$152.0 million or 59.4% of the Company’s total investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

3)

$90.2 million or 27.3% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less - $1.0 million or 1.1%; 3 – 12 months - $44.5 million or 49.3%; 1 – 2 years - $42.2 million or 46.8%; 2 – 3 years - $1.5 million or 1.7% and 3 – 5 years - $1.0 million or 1.1%;

4)	$2.1 million or 0.6% of the Company’s investment portfolio was comprised of callable U.S. Government Agency multiple step-up bonds with call features. Approximately $500 thousand are callable within three months, and the remainder are callable within thirty-two months. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

5)	$92.8 million or 28.1% of the Company’s assets were comprised of investment securities classified as available for sale;
6)	An aggregate of $15.7 million or 27.1% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months;
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

9)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less - $35.1 million or 23.0%; 3 – 12 months - $101.7 million or 66.5%; and over 1 year - $16.1 million or 10.5%.

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

	December 31, 2015	June 30,
		2015	2014
		(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$231,771	$227,461	$256,902
Interest-bearing liabilities maturing or repricing within one year	226,164	228,335	209,986

Interest sensitivity gap	$ 5,607	$ (874)	$ 46,916

Interest sensitivity gap as a percentage of total assets	1.70%	-0.27%	15.14%
Ratio of assets to liabilities maturing or repricing within one year	102.48%	99.62%	122.34%

At December 31, 2015, investments available for sale totaled $92.8 million or 28.1% of total assets.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at December 31, 2015. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$(15,834)	$(29,876)	$2,481	$27,607	$28,765	$26,035	$27,287
% of Total Assets	-4.8%	-9.0%	0.8%	8.4%	8.7%	7.9%	8.3%
Base Case Up 100 bp
Cumulative Gap ($’s)	$(15,658)	$(29,538)	$3,100	$28,632	$30,081	$27,662	$27,287
% of Total Assets	-4.7%	-8.9%	0.9%	8.7%	9.1%	8.4%	8.3%
Base Case No Change
Cumulative Gap ($’s)	$(14,935)	$(28,158)	$5,607	$32,794	$35,326	$33,802	$27,287
% of Total Assets	-4.5%	-8.5%	1.7%	9.9%	10.7%	10.2%	8.3%
Base Case Down 100 bp
Cumulative Gap ($’s)	$(14,362)	$(27,089)	$7,461	$35,699	$38,769	$37,312	$27,287
% of Total Assets	-4.3%	-8.2%	2.3%	10.8%	11.7%	11.3%	8.3%
Base Case Down 200 bp
Cumulative Gap ($’s)	$(13,779)	$(26,001)	$9,353	$38,547	$41,964	$40,196	$27,287
% of Total Assets	-4.2%	-7.9%	2.8%	11.7%	12.7%	12.2%	8.3%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2015. This analysis was done assuming that the interest-earning assets will average approximately $338 million and $360 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at December 31, 2015. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	December 31, 2016					December 31, 2017
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-5.1%	-2.1%	-	0.9%	3.4%	-15.1%	-8.2%	-	10.5%	22.9%
Return on average equity	3.97%	4.29%	4.51%	4.61%	4.88%	4.23%	5.05%	6.01%	7.25%	8.66%
Return on average assets	0.38%	0.41%	0.43%	0.44%	0.46%	0.39%	0.47%	0.56%	0.68%	0.82%
Market value of equity (in thousands)	$37,621	$37,858	$38,066	$37,662	$36,839

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at December 31, 2015. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2015.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$5,056
3.58%
Adjustable rate	$1,200
5.00%
Undisbursed lines of credit
Adjustable rate	$6,498
3.85%
Loan origination commitments
Fixed rate	$2,924
3.77%
Letters of credit
Adjustable rate	$130
4.50%

$15,808

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2015, the Savings Bank had two performance standby letters of credit outstanding totaling approximately $130 thousand. Both performance letters of credit are secured by developed property. The letters of credit will mature within eight months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

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

During the quarter ended December 31, 2015, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended December 31, 2015.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
10/01/15 – 10/31/15	-	-	-	$630,400
11/01/15 – 11/30/15	-	-	-	$630,400
12/01/15 – 12/31/15	-	-	-	$630,400
Total	-	-	-	$630,400

(1)	All shares indicated were purchased under the Company’s ESOP Stock Purchase Program.
(2)	Shares purchased using funds borrowed from the Company.
(3)	ESOP Stock Purchase Program
(a)	Announced March 31, 2015.
(b)	$750,000 of common shares approved for purchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has $630,400 of shares remaining to be purchased at December 31, 2015.
(e)	Not applicable.

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended December 31, 2015.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs(2),(3)
10/01/15 – 10/31/15	-	-	-	123,744
11/01/15 – 11/30/15	-	-	-	123,744
12/01/15 – 12/31/15	-	-	-	123,744
Total	-	-	-	123,744

(1)	All shares indicated were purchased under the Company’s reopened Tenth Stock Repurchase Program.
(2)	Tenth Stock Repurchase Program
(a)	Announced April 30, 2014.
(b)	41,745 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 22,944 shares remaining to be purchased at December 31, 2015.
(e)	Not applicable.
(3)	Eleventh Stock Repurchase Program
(a)	Announced October 27, 2015.
(b)	100,800 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 100,800 common shares remaining to be purchased at December 31, 2015.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

February 12, 2016	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

February 12, 2016	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)