Form 10-Q
period 2016-03-31
WVS FINANCIAL CORP
filed 2016-05-16
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Shares outstanding as of May 4, 2016: 2,039,129 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2016	June 30, 2015
Assets
Cash and due from banks	$ 1,614	$ 1,839
Interest-earning demand deposits	290	1,734

Total cash and cash equivalents	1,904	3,573
Certificates of deposit	350	350
Investment securities available-for-sale (amortized cost of $102,450 and $66,968)	102,483	66,916
Investment securities held-to-maturity (fair value of $11,437 and $36,979)	11,025	36,618
Mortgage-backed securities held-to-maturity (fair value of $148,026 and $163,265)	147,612	162,639
Net loans receivable (allowance for loan losses of $372 and $304)	61,583	46,163
Accrued interest receivable	1,439	1,198
Federal Home Loan Bank (FHLB) stock, at cost	6,541	6,619
Premises and equipment, net	566	630
Bank owned life insurance	4,376	4,276
Deferred tax assets (net)	424	524
Other assets	160	210

TOTAL ASSETS	$ 338,463	$ 329,716

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 18,126	$ 17,806
NOW accounts	21,974	20,238
Savings accounts	45,955	45,092
Money market accounts	24,375	23,601
Certificates of deposit	28,848	31,326
Advance payments by borrowers for taxes and insurance	868	865

Total deposits	140,146	138,928
Federal Home Loan Bank advances – fixed rate	12,500	12,500
Federal Home Loan Bank advances – variable rate	105,305	105,305
Federal Home Loan Bank advances - short-term	39,645	37,830
Other short-term borrowings	7,000	-
Accrued interest payable	180	156
Other liabilities	924	2,954

TOTAL LIABILITIES	305,700	297,673

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued; 2,039,129 and 2,040,719 shares outstanding	38	38
Additional paid-in capital	21,485	21,485
Treasury stock: 1,766,507 and 1,764,917 shares at cost, respectively	(26,905)	(26,886)
Retained earnings, substantially restricted	39,960	39,353
Accumulated other comprehensive loss	(317)	(461)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,498)	(1,486)

TOTAL STOCKHOLDERS’ EQUITY	32,763	32,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 338,463	$ 329,716

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$ 608	$ 430	$ 1,697	$ 1,182
Investment securities—taxable	491	382	1,459	1,013
Mortgage-backed securities	583	670	1,606	2,219
Certificates of deposit	2	1	5	5
Interest-earning demand deposits	-	1	1	1
FHLB Stock	80	256	254	376

Total interest and dividend income	1,764	1,740	5,022	4,796

INTEREST EXPENSE:
Deposits	53	52	159	166
Federal Home Loan Bank advances – fixed rate	140	138	424	422
Federal Home Loan Bank advances – variable rate	145	76	319	219
Federal Home Loan Bank advances – short-term	59	16	118	48
Other short-term borrowings	5	2	13	2

Total interest expense	402	284	1,033	857

NET INTEREST INCOME	1,362	1,456	3,989	3,939
PROVISION FOR LOAN LOSSES	21	31	68	52

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,341	1,425	3,921	3,887

NON-INTEREST INCOME:
Service charges on deposits	33	33	117	119
Earnings on Bank Owned Life Insurance	33	35	100	105
Investment securities gains	-	-	21	-
Other	65	64	189	192

Total non-interest income	131	132	427	416

NON-INTEREST EXPENSE:
Salaries and employee benefits	559	532	1,668	1,614
Occupancy and equipment	84	90	249	245
Data processing	58	62	145	180
Correspondent bank service charges	9	10	29	29
Federal deposit insurance premium	47	40	172	131
Other	182	160	563	598

Total non-interest expense	939	894	2,826	2,797

INCOME BEFORE INCOME TAXES	533	663	1,522	1,506
INCOME TAX EXPENSE	204	203	589	481

NET INCOME	$ 329	$ 460	$ 933	$ 1,025

EARNINGS PER SHARE:
Basic	$ 0.17	$ 0.24	$ 0.49	$ 0.53
Diluted	$ 0.17	$ 0.24	$ 0.49	$ 0.53

AVERAGE SHARES OUTSTANDING:
Basic	1,910,222	1,939,135	1,909,890	1,949,260
Diluted	1,910,222	1,939,135	1,909,890	1,949,260

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

NET INCOME	$329	$460	$933	$1,025

OTHER COMPREHENSIVE INCOME

Investment securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	304	48	105	(111)
Less: Income tax effect	103	17	35	(38)

	201	31	70	(73)
Gains recognized in earnings	-	-	(21)	-
Income tax effect	-	-	(7)	-

	-	-	(14)	-

Unrealized holdings gains (losses) on securities available for sale not other-than-temporarily impaired, net of tax	-	31	56	(73)

Investment securities held to maturity other-than-temporarily impaired:
Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	35	31	134	131
Less: Income tax effect	12	9	46	44

	23	22	88	87

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	23	22	88	87

Unrealized holdings gains on securities, net	224	53	144	14

Other comprehensive income	224	53	144	14

COMPREHENSIVE INCOME	$553	$513	$1,077	$1,039

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2015	$ 38	$ 21,485	$ (26,886)	$ 39,353	$ (461)	$ (1,486)	$32,043

Net income				933			933

Other comprehensive income					144		144

Purchase of treasury stock (1,590 shares)			(19)				(19)

Increase in Unallocated ESOP shares						(50)	(50)

Release of ESOP shares						38	38

Cash dividends declared ($0.16 per share)				(326)			(326)

Balance March 31, 2016	$ 38	$ 21,485	$ (26,905)	$ 39,960	$ (317)	$ (1,498)	$32,763

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES

Net income	$933	$1,025
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	68	52
Depreciation	74	67
Gain on sale of other real estate owned	-	(5)
Gain on sale of investment securities	(21)	-
Amortization of discounts, premiums and deferred loan costs, net	1,652	411
Deferred income taxes	100	4
Increase in prepaid/accrued income taxes	28	134
Earnings on bank owned life insurance	(100)	(105)
Increase in accrued interest receivable	(241)	(577)
Increase (decrease) in accrued interest payable	24	(15)
Increase (decrease) in deferred director compensation payable	(131)	7
Increase (decrease) in unsettled security purchases	(1,969)	-
Other, net	18	(1,982)
Net cash provided by (used for) operating activities	435	(984)

INVESTING ACTIVITIES

Available-for-sale:
Purchases of investment securities	(49,654)	(38,625)
Proceeds from repayments of investments	11,455	9,341
Sale of investment securities	1,024	-
Held-to-maturity:
Purchases of investment securities	(9,358)	(36,300)
Purchases of mortgage-backed securities	(6,750)	(14,623)
Proceeds from repayments of investments	34,966	22,688
Proceeds from repayments of mortgage-backed securities	21,951	57,667
Purchase of certificates of deposit	(100)	(100)
Maturities/redemptions of certificates of deposit	100	348
Increase in net loans receivable	(15,482)	(8,570)
Proceeds from sale of other real estate owned	-	251
Purchase of FHLB stock	(4,150)	(10,561)
Redemption of FHLB stock	4,228	10,727
Acquisition of premises and equipment	(10)	(80)

Net cash used for investing activities	(11,780)	(7,837)

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2016	2015
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$3,693	$2,598
Net decrease in certificates of deposit	(2,478)	(2,806)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	3	(21)
Proceeds from FHLB advances – variable rate	-	6,109
Net increase in FHLB short-term advances	1,815	4,798
Net increase in other short-term borrowings	7,000	-
Purchase of treasury stock	(19)	(72)
Increase in unallocated ESOP shares	(50)	(396)
Release of ESOP shares	38	-
Cash dividends paid	(326)	(247)
Net cash provided by financing activities	9,676	9,963

Increase (decrease) in cash and cash equivalents	(1,669)	1,142

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	3,573	1,360

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$1,904	$2,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and borrowings	$1,009	$872
Income taxes	$535	$357

Non-cash items:
Bonds received from issuer exchange offer	$1,002	$-
Educational Improvement Tax Credit	$-	$33
Mortgage loans transferred to other real estate owned	$-	$246
Capitalization of interest on loan to ESOP	$4	$32

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2016, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements:

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

In May 2015, the FASB issued ASU 2015-09, Financial Services – Insurance (Topic 944): Disclosure About Short-Duration Contracts. The amendments apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services – Insurance. The amendments require insurance entities to disclose for annual reporting periods certain information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a roll forward of the liability for unpaid claims and claim adjustment expenses, described in Topic 944. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contract with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting Update.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20). The standard provides that liabilities related to the sale of prepaid stored-value products within the scope of this Update are financial liabilities. The amendments in the Update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606. The amendments in this Update are effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this Update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a heading instrument under Topic 815. The standards in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815). The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323). The Update affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in this update do not change the core principle of the guidance in Topic 606; they simply clarify the implementation guidance on principal versus agent considerations. The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services in exchange for consideration. The amendments in this Update do not change the core principle for revenue recognition in Topic 606. Instead, the amendments provide (1) more detailed guidance in a few areas and (2) additional implementation guidance and examples based on feedback the FASB received from its stakeholders. The amendments are expected to reduce the degree of judgment necessary to comply with Topic 606, which the FASB expects will reduce the potential for diversity arising in practice and reduce the cost and complexity of applying the guidance. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Weighted average common shares issued	3,805,636	3,805,636	3,805,636	3,805,636
Average treasury stock shares	(1,766,507)	(1,755,206)	(1,766,455)	(1,754,978)
Average unallocated ESOP shares	(128,907)	(111,295)	(129,291)	(101,398)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,910,222	1,939,135	1,909,890	1,949,260
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-	-	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,910,222	1,939,135	1,909,890	1,949,260

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At March 31, 2016, and 2015, there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and nine month periods.

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

During the nine month periods ended March 31, 2016 and 2015, the Company recorded $0 in compensation expense related to our share-based compensation awards. As of March 31, 2016, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

The Company had no non-vested stock options outstanding at March 31, 2016 and 2015. There were no stock options exercised or issued during the nine months ended March 31, 2016 and 2015.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
March 31, 2016

AVAILABLE FOR SALE
Corporate debt securities	$	96,103	$	121	$	(98)	$	96,126
Foreign debt securities [1]		5,644		11		(2)		5,653
Obligations of states and political subdivisions		703		1		-		704

Total	$	102,450	$	133	$	(100)	$	102,483

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
March 31, 2016

HELD TO MATURITY
U.S. government agency securities	$	2,125	$	7	$	-	$	2,132
Corporate debt securities		3,545		235		-		3,780
Obligations of states and political subdivisions		5,355		170		-		5,525

Total	$	11,025	$	412	$	-	$	11,437

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2015

AVAILABLE FOR SALE
Corporate debt securities	$	60,968	$	63	$	(93)	$	60,938
Foreign debt securities [1]		5,298		-		(17)		5,281
Obligations of states and political subdivisions		702		-		(5)		697

Total	$	66,968	$	63	$	(115)	$	66,916

[1]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2015

HELD TO MATURITY
U.S. government agency securities	$	27,395	$	5	$	(94)	$	27,306
Corporate debt securities		3,868		371		-		4,239
Obligations of states and political subdivisions [2]		5,355		79		-		5,434

Total	$	36,618	$	455	$	(94)	$	36,979

During the three and nine months ended March 31, 2016, the Company recorded gross realized investment securities gains of $0 and $21 thousand, respectively. Proceeds from sales of investment securities during the three and nine months ended March 31, 2016 were $0 and $1.0 million, respectively. There were no sales of investment securities for the three and nine months ended March 31, 2015.

The amortized cost and fair values of debt securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through two years	Due after two through three years	Due after three through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$80,506	$20,950	$-	$994	$-	$-	$102,450
Fair value	80,535	20,965	-	983	-	-	102,483
Weighted average yield	1.51%	1.68%	-%	1.98%	-%	-%	1.55%

HELD TO MATURITY
Amortized cost	$525	$2,782	$1,598	$1,250	$2,745	$2,125	$11,025
Fair value	535	2,896	1,720	1,285	2,869	2,132	11,437
Weighted average yield	6.15%	4.86%	4.84%	2.77%	3.34%	1.84%	3.72%

At March 31, 2016, investment securities with amortized costs of $3.5 million, and fair values of $3.6 million were pledged to secure borrowings with the Federal Home Loan Bank (“FHLB”). At June 30, 2015, no investment securities were pledged to secure public deposits, repurchase agreements, or borrowings with the FHLB.

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

At March 31, 2016, the Company’s Agency CMOs totaled $146.0 million as compared to $160.6 million at June 30, 2015. The Company’s private-label CMOs totaled $1.6 million at March 31, 2016 as compared to $2.0 million at June 30, 2015. The $15.0 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency and private-label CMOs which totaled $21.4 million and $520 thousand, respectively, which were partially offset by purchases of U.S. Government agency CMOs totaling $6.7 million. During the nine months ended March 31, 2016, the Company received principal payments totaling $520 thousand on its private-label CMOs. At March 31, 2016, approximately $147.6 million or 100.0% (book value) of the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments, as compared to $162.6 million or 100.0% at June 30, 2015. Substantially all of the Company’s floating rate MBSs adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBSs are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at March 31, 2016. During the nine months ending March 31, 2016, the Company reversed $134 thousand of non-credit unrealized holding losses on its three private-label CMOs with OTTI due to principal repayments. During the nine months ended March 31, 2016, the Company recorded no additional credit impairment charges on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of March 31, 2016. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At March 31, 2016
		Rating			Amortized Cost	Fair Value[3]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$869	$1,101	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	586	603	118
126694MP0	CWHL SER 26 1A5	D	N/A	D	183	194	36

					$1,638	$1,898	$355

[3]	Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
March 31, 2016
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	145,974	$	1,115	$	(961)	$	146,128
Private-label		1,638		260		-		1,898

Total	$	147,612	$	1,375	$	(961)	$	148,026

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
June 30, 2015
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	160,614	$	1,130	$	(909)	$	160,835
Private-label		2,025		405		-		2,430

Total	$	162,639	$	1,535	$	(909)	$	163,265

The amortized cost and fair value of the Company’s mortgage-backed securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
			(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$-	$-	$369	$147,243	$147,612
Fair value	-	-	379	147,647	148,026
Weighted average yield	-%	-%	1.86%	1.54%	1.54%

At March 31, 2016, mortgage-backed securities with amortized costs of $142.7 million and fair values of $142.9 million were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $10.4 million of fair value was excess collateral. At June 30, 2015 mortgage-backed securities with an amortized cost of $144.1 million and fair values of $144.2 million, were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $6.7 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component, for the three and nine months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – December 31, 2015	$(180)	$(361)	$(541)

Other comprehensive income before reclassifications	201	23	224

Amounts reclassified from accumulated other comprehensive loss	-	-	-

Net current-period other comprehensive income	201	23	224

Ending Balance – March 31, 2016	$21	$(338)	$(317)

	Nine Months Ended March 31, 2016
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2015	$(35)	$(426)	$(461)

Other comprehensive income before reclassifications	70	88	158

Amounts reclassified from accumulated other comprehensive loss	(14)	-	(14)

Net current-period other comprehensive income	56	88	144

Ending Balance – March 31, 2016	$21	$(338)	$(317)

	Three Months Ended March 31, 2015
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – December 30, 2014	$26	$(485)	$(459)

Other comprehensive income (loss) before reclassifications	31	22	53

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	31	22	53

Ending Balance – March 31, 2015	$57	$(463)	$(406)

	Nine Months Ended March 31, 2015
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2014	$130	$(550)	$(420)

Other comprehensive income (loss) before reclassifications	(73)	87	14

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	(73)	87	14

Ending Balance – March 31, 2015	$57	$(463)	$(406)

The following table presents the amounts reclassified out of accumulated other comprehensive income for the three and nine months ended March 31, 2016.

	Amount Reclassified from Accumulated Other Comprehensive Income
Details About Accumulated Other Comprehensive Income Components:	Three months ended March 31, 2016	Nine months ended March 31, 2016	Affected Line Item in the Statement Where Net Income is Presented
	(Dollars in Thousands)
Unrealized gains and losses on available-for-sale securities	$-	$21	Investment security gains

	-	21	Total before tax
	-	(7)	Income tax expense

	-	14	Net of tax

Total reclassifications for the period	$-	$14	Net of tax

There were no amounts reclassified out of accumulated other comprehensive income for the three and nine months ended March 31, 2015.

8.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2016 and June 30, 2015.

	March 31, 2016

	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)

Corporate debt securities	$15,453	$(23)	$23,225	$(72)	$1,755	$(3)	$40,433	$(98)
Foreign Debt Securities [4]	2,532	(2)	-	-	-	-	2,532	(2)
Collateralized mortgage obligations:
Agency	17,933	(107)	6,236	(19)	34,454	(835)	58,623	(961)

Total	$35,918	$(132)	$29,461	$(91)	$36,209	$(838)	$101,588	$(1,061)

	June 30, 2015

	Less Than Six Months		Six through Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)

Corporate debt securities	$28,284	$(88)	$1,285	$(5)	$-	$-	$29,569	$(93)
Foreign Debt Securities [4]	4,780	(16)	501	(1)	-	-	5,281	(17)
U.S. government agency securities	21,318	(94)	-	-	-	-	21,318	(94)
Obligations of states and political subdivisions	697	(5)	-	-	-	-	697	(5)
Collateralized mortgage obligations:
Agency	22,504	(121)	21,243	(663)	16,092	(125)	59,839	(909)

Total	$77,583	$(324)	$23,029	$(669)	$16,092	$(125)	$116,704	$(1,118)

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

[4]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

RSROs); other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the length of time and extent that fair value has been less than amortized cost; and whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. In the case of its private label residential MBS, the Company also considers prepayment speeds, the historical and projected performance of the underlying loans and the credit support provided by the subordinate securities. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors.

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

	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015
	(Dollars in Thousands)
Beginning balance	$231	$273	$248	$302
Initial credit impairment	-	-	-	-
Subsequent credit impairment	-	-	-	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-	-	-
Reductions for securities sold	-	-	-	-
Reduction for actual realized losses	(8)	(10)	(25)	(39)
Reduction for increase in cash flows expected to be collected	-	-	-	-

Ending Balance	$223	$263	$223	$263

During the three and nine months ended March 31, 2016, the Company recorded no credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income. During the three and nine months ended March 31, 2016, the Company accreted back into other comprehensive income $23 thousand and $88 thousand, respectively, (net of income tax effect of $12 thousand and $46 thousand, respectively), based on principal repayments on private-label CMOs previously identified with OTTI.

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

In conjunction with our adoption of ASC Topic 820 effective June 30, 2009, the Company retained an independent third party to assist it with assessing its investments within the private-label CMO portfolio. The independent third party utilized certain assumptions for producing the cash flow analysis used in the OTTI assessment. Key assumptions would include interest rates, expected market participant spreads and discount rates, housing prices, projected future delinquency levels and assumed loss rates on any liquidated collateral.

The Company reviewed the independent third party’s assumptions used in the March 31, 2016 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that no additional private-label CMOs in the portfolio had an other-than-temporary impairment at March 31, 2016, keeping the total at three private-label CMOs with OTTI at March 31, 2016.

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

The Company had investments in 47 positions that were impaired at March 31, 2016. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of March 31, 2016 and June 30, 2015.

		March 31, 2016					June 30, 2015
		Total Loans			Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

		(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$	44,005	$		-	$44,005	$28,620	$-	$28,620
Construction		4,496			-	4,496	3,032	-	3,032
Land acquisition & development		673			-	673	653	-	653
Multi-family dwellings		6,095			-	6,095	6,084	-	6,084
Commercial		2,099			-	2,099	3,395	49	3,346

Consumer Loans
Home equity		781			-	781	1,175	-	1,175
Home equity lines of credit		1,829			-	1,829	1,917	-	1,917
Other		177			-	177	211	-	211

Commercial Loans		1,534			-	1,534	1,251	-	1,251

Obligations (other than securities and leases) of states and political subdivisons		-			-	-	-	-	-

	$	61,689		$	-	$61,689	$46,338	$49	$46,289

Plus: Deferred loan costs		266					129
Allowance for loan losses		(372)					(304)

Total	$	61,583					$46,163

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

The following tables are a summary of the loans considered to be impaired as of March 31, 2016 and June 30, 2015, and the related interest income recognized for the three and nine months ended March 31, 2016 and March 31, 2015:

	March 31, 2016	June 30, 2015
(Dollars in Thousands)
Impaired loans with an allocated allowance:
Home equity lines of credit	$-	$-
Impaired loans without an allocated allowance:
Commercial real estate loans	-	49

Total impaired loans	$-	$49

Allocated allowance on impaired loans:
Home equity lines of credit	$-	$-
Commercial real estate loans	-	-

Total	$-	$-

		Three Months Ended				Nine Months Ended
		March 31, 2016		March 31, 2015		March 31, 2016		March 31, 2015
		(Dollars in Thousands)
Average impaired loans
Construction loans	$	-	$	-	$	-	$	-
Land acquisition & development loans		-		-		-		-
Commercial real estate loans		-		49		16		49
Home equity lines of credit		-		128		-		143

Total	$	-	$	177	$	16	$	192

Income recognized on impaired loans
Construction loans	$	-	$	-	$	-	$	-
Land acquisition & development loans		-		-		-		-
Commercial real estate loans		-		2		1		2
Home equity lines of credit		-		4		-		5

Total	$	-	$	6	$	1	$	7

Total nonaccrual loans as of March 31, 2016 and June 30, 2015 and the related interest income recognized for the three and nine months ended March 31, 2016 and March 31, 2015 are as follows:

	March 31, 2016	June 30, 2015
	(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$255	$260
Construction	-	-
Land acquisition & development	-	-
Commercial real estate	-	49
Home equity lines of credit	-	-

Total	$255	$309

		Three Months Ended				Nine Months Ended
		March 31, 2016		March 31, 2015		March 31, 2016		March 31, 2015
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	256	$	263	$	258	$	298
Construction		-		-		-		-
Land acquisition & development		-		-		-		-
Commercial real estate		-		49		16		49
Home equity lines of credit		-		128		-		143

Total	$	256	$	440	$	274	$	490

Income that would have been recognized	$	4	$	6	$	13	$	20

Interest income recognized	$	7	$	12	$	17	$	26

Interest income foregone	$	-	$	-	$	-	$	1

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

During the three and nine months ended March 31, 2016, there were no trouble debt restructurings, and no trouble debt restructurings that subsequently defaulted. One previously modified TDR, secured by commercial real estate, was paid off in full during the nine months ended March 31, 2016.

The following tables include the recorded investment and number of modifications for modified loans, as of March 31, 2015. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

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

There was one previously modified TDR, secured by a home equity line of credit, in default as of March 31, 2015.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at March 31, 2016, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2016 and June 30, 2015:

	Current	30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

	(Dollars in Thousands)
March 31, 2016
First mortgage loans:
1 – 4 family dwellings	$43,750	$-	$	-	$	-	$	255	$	255	$	44,005
Construction	4,496	-		-		-		-		-		4,496
Land acquisition & development	673	-		-		-		-		-		673
Multi-family dwellings	6,095	-		-		-		-		-		6,095
Commercial	2,099	-		-		-		-		-		2,099

Consumer Loans:
Home equity	781	-		-		-		-		-		781
Home equity lines of credit	1,760	69		-		-		-		69		1,829
Other	177	-		-		-		-		-		177

Commercial Loans	1,534	-		-		-		-		-		1,534

Obligations (other than securities and leases) of states and political subdivisions	-	-		-		-		-		-		-

	$61,365	$69	$	-	$	-	$	255	$	324		61,689

Plus: Deferred loan fees												266
Allowance for loan losses												(372)

Net Loans Receivable											$	61,583

	Current	30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

	(Dollars in Thousands)
June 30, 2015
First mortgage loans:
1 – 4 family dwellings	$28,327	$-	$	33	$	-	$	260	$	293	$	28,620
Construction	3,032	-		-		-		-		-		3,032
Land acquisition & development	653	-		-		-		-		-		653
Multi-family dwellings	6,084	-		-		-		-		-		6,084
Commercial	3,335	11		-		-		49		60		3,395

Consumer Loans:
Home equity	1,175	-		-		-		-		-		1,175
Home equity lines of credit	1,917	-		-		-		-		-		1,917
Other	211	-		-		-		-		-		211

Commercial Loans	1,251	-		-		-		-		-		1,251

Obligations (other than securities and leases) of states and political subdivisions	-	-		-		-		-		-		-

	$45,985	$11	$	33	$	-	$	309	$	353		46,338

Plus: Deferred loan fees												129
Allowance for loan losses												(304)

Net Loans Receivable											$	46,163

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended March 31, 2016. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at March 31, 2016 and June 30, 2015.

	March 31, 2016
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of States and Political Subdivisions

	(Dollars in Thousands)
Pass	$4,496	$673	$6,095	$2,099	$1,534	$-
Special Mention	-	-	-	-	-	-
Substandard	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-

Ending Balance	$4,496	$673	$6,095	$2,099	$1,534	$-

		June 30, 2015
		Construction		Land Acquisition & Development Loans		Multi-family Residential		Commercial Real Estate		Commercial		Obligations (other than securities and leases) of States and Political Subdivisions

		(Dollars in Thousands)

Pass	$	3,032	$	445	$	6,084	$	3,346	$	1,251	$	-
Special Mention		-		-		-		-		-		-
Substandard		-		208		-		49		-		-
Doubtful		-		-		-		-		-		-

Ending Balance	$	3,032	$	653	$	6,084	$	3,395	$	1,251	$	-

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended March 31, 2016 and June 30, 2015.

		March 31, 2016

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	43,750	$	2,787
Non-performing		255		-

Total	$	44,005	$	2,787

		June 30, 2015

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	28,360	$	3,303
Non-performing		260		-

Total	$	28,620	$	3,303

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

The Company had no unallocated loss allowance balance at March 31, 2016.

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2016 and 2015. Activity in the allowance is presented for the three and nine months ended March 31, 2016 and 2015.

		As of March 31, 2016
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2015	$	162	$	84	$	8	$	29	$	29	$	32	$	7	$	351
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		39		(13)		(1)		4		(8)		(2)		2		21

Ending ALLL Balance at March 31, 2016	$	201	$	71	$	7	$	33	$	21	$	30	$	9	$	372

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		201		71		7		33		21		30		9		372

	$	201	$	71	$	7	$	33	$	21	$	30	$	9	$	372

	As of March 31, 2016
	First Mortgage Loans
	1 – 4 Family		Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2015	$125	$	63	$9	$30	$34	$37	$6	$304
Charge-offs	-		-	-	-	-	-	-	-
Recoveries	-		-	-	-	-	-	-	-
Provisions	76		8	(2)	3	(13)	(7)	3	68

Ending ALLL Balance at March 31, 2016	$201	$	71	$7	$33	$21	$30	$9	$372

Individually evaluated for impairment	$-	$	-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	201		71	7	33	21	30	9	372

	$201	$	71	$7	$33	$21	$30	$9	$372

	As of March 31, 2015
	First Mortgage Loans
	1 – 4 Family		Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2014	$83	$	26	$10	$20	$41	$67	$8	$255
Charge-offs	-		-	-	-	-	-	-	-
Recoveries	-		-	-	-	-	-	-	-
Provisions	19		52	-	-	(4)	(35)	(1)	31

Ending ALLL Balance at March 31, 2015	$102	$	78	$10	$20	$37	$32	$7	$286

Individually evaluated for impairment	$-	$	-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	102		78	10	20	37	32	7	286

	$102	$	78	$10	$20	$37	$32	$7	$286

	As of March 31, 2015
	First Mortgage Loans
	1 – 4 Family		Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2014	$103	$	14	$5	$12	$45	$47	$8	$234
Charge-offs	-		-	-	-	-	-	-	-
Recoveries	-		-	-	-	-	-	-	-
Provisions	(1)		64	5	8	(8)	(15)	(1)	52

Ending ALLL Balance at March 31, 2015	$102	$	78	$10	$20	$37	$32	$7	$286

Individually evaluated for impairment	$-	$	-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	102		78	10	20	37	32	7	286

	$102	$	78	$10	$20	$37	$32	$7	$286

During the three months ended March 31, 2016, the ALLL associated with the 1-4 family, multi-family, and commercial loan portfolios increased by $39 thousand, $4 thousand, and $2 thousand respectively, while the ALLL associated with the construction, commercial real estate, consumer, and land acquisition and development loan portfolios decreased by $13 thousand, $8 thousand, $2 thousand and $1 thousand, respectively. The primary reason for the increase in the ALLL associated with the 1-4 family loans was the increase in the reserve factor associated with, and the increase in the volume of 1-4 family loans. The increase in the ALLL associated with multi-family loans was primarily due to an increase in the reserve factor associated with multi-family loans. The increase in the ALLL associated with commercial loans was primarily attributable to an increase in commercial loans. The decreases in the ALLL associated with construction, commercial real estate, consumer, and land acquisition and development loans was primarily due to lower loan balances within these segments.

During the nine months ended March 31, 2016, the ALLL associated with 1-4 family, construction, multi-family, and commercial loans increased $76 thousand, $8 thousand, $3 thousand, and $3 thousand, respectively, while the ALLL associated with commercial real estate, consumer, and land acquisition and development loans decreased $13 thousand, $7 thousand and $2 thousand, respectively. The increase in the ALLL associated with 1-4 family loans was primarily due to an increase in the reserve factor associated with, and an increase in the volume of 1-4 family loans. The increases in the ALLL associated with construction and commercial loans were primarily attributable to increased balances in those segments. The decreases in the ALLL associated with commercial real estate, consumer and land acquisition and development loans were primarily attributable to decreased balances within those segments.

During the three months ended March 31, 2015, the ALLL associated with construction and 1-4 family loans increased $52 thousand and $19 thousand, respectively, while the ALLL associated with consumer, commercial real estate and commercial loans decreased $35 thousand, $4 thousand, and $1 thousand, respectively. The increase in the ALLL associated with construction and 1-4 family loans was primarily due to increases in the reserve factors for those segments. The decrease in the ALLL associated with consumer loans was primarily attributable to the payoff in full of one non-performing home equity line of credit, and the subsequent elimination of the ALLL associated with that loan. The decreases in the ALLL associated with the commercial real estate and commercial loans was primarily attributable to decreased balances within those sectors.

During the nine months ended March 31, 2015, the ALLL associated with construction, multi-family, and land acquisition and development loans increased $64 thousand, $8 thousand, and $5 thousand,

respectively, while the ALLL associated with consumer, commercial real estate, 1–4 family, and commercial loans decreased $15 thousand, $8 thousand, $1 thousand and $1 thousand, respectively. The increases in the ALLL associated with construction and land acquisition and development loans were primarily due to increases in the reserve factor associated with, and increased balances of construction and land acquisition and development loans. The increase in the ALLL associated with multi-family loans was primarily attributable to higher balances of multi-family loans. The decrease in the ALLL associated with consumer loans was primarily attributable to the payoff in full on one non-performing home equity line of credit, and the subsequent elimination of the ALLL associated with that loan. The decrease in the ALLL associated with commercial real estate, and commercial loans was primarily attributable to lower levels of loans in these segments. The decrease in the ALLL associated with 1-4 family loans was primarily due to the transfer to real estate owned of one 1-4 family loan, and the subsequent elimination of the ALLL associated with that loan, which was partially offset by an increase in the reserve factor associated with, and higher balances of 1-4 family loans.

During the nine months ended March 31, 2016, the Company also increased its ALLL reserve factors, due to increases in associated loan balances and qualitative factors throughout the nine months ended March 31, 2016, for the following loan segments:

Loan Segment	03/31/2016 Factor	06/30/2015 Factor
1 – 4 family	0.40%	0.35%
5+ family	0.55%	0.50%

10.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of March 31, 2016 and June 30, 2015.

	Maturity range		Weighted- average	Stated interest rate range		March 31,	June 30,
Description	from	to	interest rate [5]	from	to	2016	2015
						(Dollars in Thousands)

Convertible	06/22/16	07/27/17	4.44%	4.26%	5.16%	$12,500	$12,500
Adjustable	05/06/16	09/01/17	0.56%	0.54%	0.69%	105,305	105,305

Total						$117,805	$117,805

[5]	As of March 31, 2016.

Maturities of FHLB long-term advances at March 31, 2016, are summarized as follows:

Maturing During Fiscal Year Ended June 30:	Amount	Weighted- Average Interest Rate
	(Dollars in Thousands)

2016	$101,696	0.67%
2017	-	-
2018	16,109	2.87%
2019	-	-
2020 and thereafter	-	-

Total	$117,805	0.97%

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

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015

	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$39,645	$37,830
Average balance	35,019	23,496
Maximum month-end balance	43,513	37,830
Average interest rate	0.45%	0.31%
Weighted-average rate	0.58%	0.32%

At March 31, 2016, the Company had remaining borrowing capacity with the FHLB of approximately $7.0 million.

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

The following table presents information regarding other borrowings as of March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015

	(Dollars in Thousands)
Other short-term borrowings:
Ending balance	$7,000	$-
Average balance	3,504	1,378
Maximum month-end balance	9,700	9,464
Average interest rate	0.49%	0.36%
Weighted-average rate	0.80%	-%

The remaining contractual maturity of repurchase agreements in the consolidated balance sheet as of March 31, 2016 is presented in the following table.

	Remaining Contractual Maturity of the Repurchase Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
March 31, 2016
Repurchase agreements:	$-	$7,000	$-	$-	$7,000

Total borrowings	$-	$7,000	$-	$-	$7,000

Gross amount of recognized liabilities for repurchase agreements					$7,000

Amounts related to agreements not included in offsetting disclosures above					$-

12.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of March 31, 2016 and June 30, 2015, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2016
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$-	$704	$-	$704
Corporate securities	-	96,126	-	96,126
Foreign debt securities [6]	-	5,653	-	5,653

	$-	$102,483	$-	$102,483

	June 30, 2015
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$-	$697	$-	$697
Corporate securities	-	60,938	-	60,938
Foreign debt securities [6]	-	5,281	-	5,281

	$-	$66,916	$-	$66,916

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

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair values as of March 31, 2016 and June 30, 2015, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		March 31, 2016
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	-	$	-

Total	$	-	$	-	$	-	$	-

		June 30, 2015
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	49	$	49

Total	$	-	$	-	$	49	$	49

For Level III assets measured at fair value on a recurring and non-recurring basis as of March 31, 2016 and June 30, 2015, the significant observable inputs used in the fair value measurements were as follows:

		Fair Value at
		March 31, 2016	June 30, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

		(Dollars in Thousands)

Impaired loans	$	-	$49	Appraisal of collateral[7]	Discounted appraisal[8]	0%/0%

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

[7]	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.
[8]	Appraisals may be adjusted by management for qualitative factors such as economic conditions. The range and weighted average of appraisal adjustments are presented as a percentage of the appraisals.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	March 31, 2016
	Carrying Amount		Fair Value		Level I		Level II		Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$1,904	$	1,904	$	1,904	$	-	$	-
Certificates of deposit	350		350		350		-		-
Investment securities – available for sale	102,483		102,483		-		102,483		-
Investment securities – held to maturity	11,025		11,437		-		11,437		-
Mortgage-backed securities – held to maturity:
Agency	145,974		146,128		-		146,128		-
Private-label	1,638		1,898		-		-		1,898
Net loans receivable	61,583		63,327		-		-		63,327
Accrued interest receivable	1,439		1,439		1,439		-		-
FHLB stock	6,541		6,541		6,541		-		-
Bank owned life insurance	4,376		4,376		4,376		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$18,126	$	18,126	$	18,126	$	-	$	-
NOW accounts	21,974		21,974		21,974		-		-
Savings accounts	45,955		45,955		45,955		-		-
Money market accounts	24,375		24,375		24,375		-		-
Certificates of deposit	28,848		28,808		-		-		28,808
Advance payments by borrowers for taxes and insurance	868		868		868		-		-
FHLB advances – fixed rate	12,500		13,010		-		-		13,010
FHLB advances – variable rate	105,305		105,305		105,305		-		-
FHLB short-term advances	39,645		39,645		39,645		-		-
Other short-term borrowings	7,000		7,000		7,000		-		-
Accrued interest payable	180		180		180		-		-

		June 30, 2015
		Carrying Amount	Fair Value		Level I		Level II		Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	3,573	$3,573	$	3,573	$	-	$	-
Certificates of deposit		350	350		350		-		-
Investment securities – available for sale		66,916	66,916		-		66,916		-
Investment securities – held to maturity		36,618	36,979		-		36,979		-
Mortgage-backed securities – held to maturity:
Agency		160,614	160,835		-		160,835		-
Private-label		2,025	2,430		-		-		2,430
Net loans receivable		46,163	46,897		-		-		46,897
Accrued interest receivable		1,198	1,198		1,198		-		-
FHLB stock		6,619	6,619		6,619		-		-
Bank owned life insurance		4,276	4,276		4,276		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	17,806	$17,806	$	17,806	$	-	$	-
NOW accounts		20,238	20,238		20,238		-		-
Savings accounts		45,092	45,092		45,092		-		-
Money market accounts		23,601	23,601		23,601		-		-
Certificates of deposit		31,326	31,267		-		-		31,267
Advance payments by borrowers for taxes and insurance		865	865		865		-		-
FHLB advances – fixed rate		12,500	13,174		-		-		13,174
FHLB advances - variable rate		105,305	105,305		105,305		-		-
FHLB short-term advances		37,830	37,830		37,830		-		-
Accrued interest payable		156	156		156		-		-

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

FHLB Advances – Fixed and Variable Rate

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2016.

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

FINANCIAL CONDITION

The Company’s assets totaled $338.5 million at March 31, 2016, as compared to $329.7 million at June 30, 2015. The $8.7 million or 2.7% increase in total assets was primarily comprised of a $35.6 million increase in investment securities – available for sale, a $15.4 million increase in net loans receivable, a $241 thousand increase in accrued interest receivable, and a $100 thousand increase in bank owned life insurance, which were partially offset by a $25.6 million decrease in investment securities - held to maturity, a $15.0 million decrease in mortgage-backed securities – held to maturity, and a $1.7 million decrease in cash and cash equivalents. The increase in investment securities available for sale was primarily due to purchases of investment-grade corporate bonds totaling $46.6 million, which was partially offset by repayments on investment-grade fixed-rate corporate bonds totaling $11.9 million and commercial paper totaling $3.0 million. The investment-grade fixed rate corporate bonds purchased were primarily used to offset maturities and repayments of U.S. Government agency multiple step-up and mortgage-backed securities (discussed below) and to bolster interest revenue and liquidity. The increase in net loans receivable was primarily attributable to increases in single-family real estate loans, and construction loans totaling $15.4 million, and $1.5 million, respectively, which were partially offset by decreases in commercial real estate loans, and home equity loans, totaling $1.3 million, and $394 thousand, respectively. The decrease in investment securities held to maturity was primarily due to early redemptions of U.S. Government agency multi-step up bonds totaling $34.6 million, which was partially offset by purchases of U.S. Government agency multi step-up bonds totaling $9.4 million. The decrease in mortgage-backed securities held to maturity was primarily due to repayments on floating rate U.S. Government agency CMOs and floating rate private-label CMOs totaling $21.4 million and $520 thousand, respectively. See “Quantitative and Qualitative Disclosures About Market Risk—Asset and Liability Management”.

The Company’s total liabilities increased $8.0 million or 2.7% to $305.7 million as of March 31, 2016 from $297.7 million as of June 30, 2015. The $8.0 million increase in total liabilities was primarily comprised of a $7.0 million or 100.08% increase in other short-term borrowings, a $1.8 million or 4.8% increase in FHLB short-term advances, and a $1.2 million or 0.9% in total deposits, which were partially offset by a $2.0 million or 68.7% decrease in other liabilities. The increases in other short-term borrowings and FHLB short-term advances were primarily the result of funding needs for the purchase of investment securities. The increase in total deposits was primarily attributable to increases in NOW accounts, savings accounts, money market accounts, and non-interest bearing accounts, totaling $1.7 million, $863 thousand, $774 thousand, and $320 thousand, respectively, which were partially offset by decreases in time deposits totaling $2.5 million. The $2.0 million decrease in other liabilities was primarily due to a decrease in security purchase commitments. See also “Quantitative and Qualitative Disclosures About Market Risk—Asset and Liability Management”.

Total stockholders’ equity increased $720 thousand or 2.2% to $32.8 million as of March 31, 2016, from $32.0 million as of June 30, 2015. The increase was primarily attributable to Company net income of $933 thousand, and other comprehensive income of $144 thousand, which were partially offset by $326 thousand of cash dividends paid on the Company’s common stock, and $19 thousand paid for the acquisition of Treasury stock. The other comprehensive income was primarily attributable to an $88 thousand (net of tax effect) reversal of unrealized holding losses on three private-label CMOs with previously identified OTTI, and $56 thousand (net of tax effect) of unrealized holdings gains on the Company’s available for sale investment portfolio.

RESULTS OF OPERATIONS

General.     WVS reported net income of $329 thousand or $0.17 earnings per share (basic and diluted), and $933 thousand or $0.49 earnings per share (basic and diluted), for the three and nine months ended March 31, 2016, respectively. Net income decreased $131 thousand or 28.5% and earnings per share (basic and diluted) decreased $0.07 or 29.2% for the three months ended March 31, 2016, when compared to the same period in 2015. The decrease in net income for the three months ended March 31, 2016 was primarily attributable to a $94 thousand decrease in net-interest income, a $45 thousand increase in non-interest expense, a $1 thousand decrease in non-interest income, and a $1 thousand increase in income tax expense, which were partially offset by a $10 thousand decrease in provisions for loan losses. For the nine months ended March 31, 2016, net income decreased $92 thousand or 9.0% and earnings per share (basic and diluted) decreased $0.04 or 7.5%, when compared to the same period in 2015. The decrease in net income for the nine months ended March 31, 2016, was primarily attributable to a $108 thousand increase in income tax expense, a $29 thousand increase in non-interest expense, and a $16 thousand increase in provisions for loan losses, which were partially offset by a $50 thousand increase in net interest income, and an $11 thousand increase in non-interest income.

Net Interest Income.     The Company’s net interest income decreased by $94 thousand or 6.5% for the three months ended March 31, 2016, when compared to the same period in 2015. The decrease in net interest income is attributable to a $118 thousand increase in interest expense, which was partially offset by a $24 thousand increase in interest income. The increase in interest expense was primarily attributable to higher rates paid on FHLB variable rate and FHLB short-term advances, and higher average balances of FHLB short-term advances, during the three months ended March 31, 2016, when compared to the same period in 2015. The increase in interest income was primarily due to higher average balances of the Company’s corporate bond and loan portfolios, which were partially offset by the absence of a $145 thousand FHLB special stock dividend received in the three months ended March 31, 2015, and lower average balances of U.S. Government agency mortgage-backed and investment securities during the three months ended March 31, 2016, when compared to the same period in 2015. For the nine months ended March 31, 2016, net interest income increased $50 thousand or 1.3% when compared to the same period in 2015. The increase in net-interest income was primarily attributable to a $226 thousand increase in interest income, which was partially offset by a $176 thousand increase in interest expense. The increase in interest income was primarily due to higher average balances of the Company’s corporate bond, loan, and municipal bond portfolios and the Company’s FHLB stock holdings for the nine months ended March 31, 2016, which were partially offset by lower average balances of and lower yields earned on U.S. Government agency bonds and mortgage-backed securities, lower yields earned on the Company’s corporate bond and loan portfolios, when compared to the same period in 2015, and the absence of a $145 thousand FHLB special dividend received in the nine months ended March 31, 2015. The increase in interest expense was primarily due to higher rates paid on FHLB variable rate and FHLB short-term advances, and higher average balances of FHLB short-term advances.

Interest Income.     Interest income on net loans receivable increased $178 thousand or 41.4% and $515 thousand or 43.6% for the three and nine months ended March 31, 2016, respectively, when compared to the same periods in 2015. The increase for the three months ended March 31, 2016 was primarily attributable to a $23.0 million increase in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 57 basis points in the weighted average yield earned on net loans receivable for the three months ended March 31, 2016, when compared to the same period in 2015. The increase for the nine months ended March 31, 2016 was primarily attributable to a $21.5 million increase in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 60 basis points in the weighted average yield earned on net loans receivable for the nine months ended March 31, 2016, when compared to the same period in 2015. For the three and nine months ended March 31, 2016, the increase in the average balance of loans outstanding was primarily attributable to loan originations in excess of repayments, while the decrease in the average yield earned on net loans receivable was primarily attributable to lower rates on new loans originated. During fiscal 2015 and into fiscal 2016, the Company enjoyed higher demand for single-family home purchase loans. Substantially all of our loan originations and purchases were fixed-rate with a mix of 15, 20, and 30 year terms.

Interest income on investment securities increased $109 thousand or 28.5% and $446 thousand or 44.0% for the three and nine months ended March 31, 2016, respectively, when compared to the same periods in 2015. The increase for the three months ended March 31, 2016 was primarily attributable to a $34.6 million increase in the average balance of investment securities outstanding, which was partially offset by a 23 basis point decrease in the weighted average yield on investment securities, when compared to the same period in 2015. The increase for the nine months ended March 31, 2016 was primarily attributable to a $47.3 million increase in the average balance of investment securities outstanding, which was partially offset by a 36 basis point decrease in the weighted average yield on investment securities, when compared to the same period in 2015.

Dividend income on FHLB stock decreased $176 thousand or 68.8%, and $122 thousand or 32.4% for the three and nine months ended March 31, 2016, respectively, when compared to the same periods in 2015. The decrease in dividends on FHLB stock for the three months ended March 31, 2016 was attributable to the absence of a $145 thousand FHLB special dividend received during the three months ended March 31, 2015, and a 283 basis point decrease in the yield earned on FHLB stock, which was partially offset by an $826 thousand increase in the average balance of FHLB stock held during the three months ended March 31, 2016, when compared to the same period in 2015. The decrease in dividends on FHLB stock for the nine months ended March 31, 2016 was attributable to the absence of a $145 thousand FHLB special dividend received during the nine months ended March 31, 2015, which was partially offset by a $356 thousand increase in the average balance of FHLB stock held and a 20 basis point increase in the yield earned on FHLB stock during the nine months ended March 31, 2016, when compared to the same period in 2015.

Interest income on mortgage-backed securities decreased $87 thousand or 13.0% and $613 thousand or 27.6% for the three and nine months ended March 31, 2016, respectively, when compared to the same periods in 2015. The decrease for the three months ended March 31, 2016 was primarily attributable to a $35.4 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding, and a $531 thousand decrease in the average balance of private-label mortgage-backed securities, which were partially offset by 11 and 27 basis point increases in the weighted average yield earned on U.S. Government agency and private-label mortgage-backed securities, for the three months ended March 31, 2016, when compared to the same period in 2015. The decrease for the nine months ended March 31, 2016 was primarily attributable to a $47.5 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding, a 7 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities, and a $521 thousand decrease in the average balance of U.S. Government agency mortgage-backed securities, which were partially offset by a 21 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities outstanding for the nine months ended March 31, 2016, when compared to the same period in 2015. The decrease in the average balances of private-label mortgage-backed securities during the three and nine months ended March 31, 2016 was attributable to principal paydowns of private-label mortgage-backed securities during the periods. The decrease in the average balance of U.S. Government agency mortgage-backed securities for the three and nine months ended March 31, 2016, was primarily attributable to repayments of $4.3 million and $21.4 million, respectively, on the U.S. Government agency mortgage-backed securities portfolio, during the three and nine months ended March 31, 2016, which were partially offset by purchases of U.S. Government agency mortgage-backed securities totaling $6.8 million during the nine months ended March 31, 2016. The mortgage-backed securities purchased during the nine months ended March 31, 2016, were primarily used to offset maturities and early calls of securities within the investment portfolio and to bolster interest revenue.

Interest income on FDIC insured bank certificates of deposit increased $1 thousand or 100.0% and $0 thousand or 0.0% for the three and nine months ended March 31, 2016, respectively, when compared to the same periods in 2015. The increase for the three months ended March 31, 2016 was primarily attributable to a 115 basis point increase in the weighted average yield earned on certificates of deposit, when compared to the same period in 2015. The certificates have remaining maturities ranging from six to eighty-five months. Due to decreases in market yields in this investment sector, the Company has decided to limit reinvestments in certificates of deposit and to redeploy maturities and early issuer redemptions to other investment portfolio segments.

Interest Expense.    Interest paid on FHLB variable-rate advances increased by $69 thousand, or 90.8% and $100 thousand, or 145.8%, respectively, for the three and nine months ended March 31, 2016 when compared to the same periods in 2015. The increase in interest expense on FHLB variable-rate advances for the three months ended March 31, 2016 was primarily attributable to a 26 basis point increase in the weighted average rate paid on such advances, when compared to the same period in 2015. The increase in interest expense on FHLB variable-rate advances for the nine months ended March 31, 2016 was primarily attributable to a 12 basis point increase in the weighted average rate paid on such advances and a $1.2 million increase in the average balance of such advances, when compared to the same period in 2015. The Company utilized this funding source in both periods to better match variable rate funding to its variable rate mortgage-backed securities.

Interest paid on FHLB short-term advances increased $43 thousand or 268.8% and $70 thousand or 145.8% for the three and nine months ended March 31, 2016, respectively, when compared to the same periods in 2015. The increase for the three months ended March 31, 2016 was primarily attributable to a $20.5 million increase in the average balance of FHLB short-term advances outstanding, and a 27 basis point increase in the weighted average rate paid on FHLB short-term advances, for the three months ended March 31, 2016, when compared to the same period in 2015. The increase for the nine months ended March 31, 2016, was primarily attributable to a $14.1 million increase in the average balance of short-term FHLB advances, and a 14 basis point increase in the weighted average rate paid on FHLB short-term advances, for the nine months ended March 31, 2016, when compared to the same period in 2015.

Interest paid on other short-term borrowings increased by $3 thousand, or 150.0%, and $11 thousand, or 550.0%, respectively, for the three and nine months ended March 31, 2016, when compared to the same periods in 2015. The increase in interest expense on other short-term borrowings for the three months ended March 31, 2016 was primarily attributable to a 48 basis point increase in the weighted average rate paid on other short-term borrowings, which was partially offset by a $358 thousand decrease in the average balance of other short-term borrowings when compared to the same period in 2015. The increase in interest expense on other short-term borrowings for the nine months ended March 31, 2016 was primarily attributable to a $2.5 million increase in the average balance of other short-term borrowings and a 22 basis point increase in the weighted average rate paid on other short-term borrowings, when compared to the same period in 2015.

Interest expense on deposits increased $1 thousand or 1.9% and decreased $7 thousand or 4.2% for the three and nine months ended March 31, 2016, respectively, when compared to the same periods in 2015. The increase in interest expense on deposits for the three months ended March 31, 2016 was primarily attributable to a $1.5 million increase in the average balance of savings accounts, a $482 thousand increase in the average balance of time deposits, and a 2 basis point increase in the weighted average rate paid on money market accounts, which were partially offset by a 2 basis point decrease in the weighted average rate paid on time deposits for the three months ended March 31, 2016, when compared to the same period in 2015. The decrease in interest expense on deposits for the nine months ended March 31, 2016 was primarily attributable to a 3 basis point decrease in the weighted average rate paid on time deposits, which was partially offset by a $1.2 million increase in the average balance of savings deposits for the nine months ended March 31, 2016, when compared to the same period in 2015.

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

Provisions for loan losses decreased $10 thousand, and increased $50 thousand for the three and nine months ended March 31, 2016, respectively, when compared to the same periods in 2015. The decrease in the provisions for loan losses for the three months ended March 31, 2016 was primarily attributable to the payoff in full of one non-performing home equity line of credit, and the subsequent elimination of the ALLL associated with that loan, which was partially offset by increases in loan balances and reserve factors on 1-4 family and multi-family first mortgages during the three months ended March 31, 2016. The increase in the provisions for loan losses for the nine months ended March 31, 2016, was primarily attributable to an increase in the Company’s loan portfolio and increases in qualitative factors for 1-4 family and multi-family first mortgages, and 1-4 family and multi-family construction loans when compared to the same period in 2015. At March 31, 2016, the Company’s total allowance for loan losses amounted to $372 thousand or 0.60% of the Company’s total loan portfolio, as compared to $304 thousand or 0.65% at June 30, 2015. At March 31, 2016, the Company’s non-performing loans totaled $255 thousand as compared to $309 thousand at June 30, 2015.

Non-Interest Income.    Non-interest income decreased by $1 thousand or 0.8%, and increased $11 thousand or 2.6% for the three and nine months ended March 31, 2016, respectively, when compared to the same periods in 2015. The decrease for the three months ended March 31, 2016 was primarily attributable to a $2 thousand decrease in earnings on bank-owned life insurance, which was partially offset by increases in ATM and debit card income totaling $1 thousand, for the three months ended March 31, 2016, when compared to the same period in 2015. The increase for the nine months ended March 31, 2016 was primarily attributable to a $21 thousand gain on the sale of an investment security, which was partially offset by the absence of a $5 thousand gain on the sale of real estate owned, and decreases in earnings on the Company’s bank-owned life insurance, and service charges on deposits totaling $5 thousand and $2 thousand, respectively, during the nine months ended March 31, 2016, when compared to the same period in 2015.

Non-Interest Expense.    Non-interest expense increased $45 thousand or 5.0% and $29 thousand or 1.0% for the three and nine months ended March 31, 2016, respectively, when compared to the same periods in 2015. The decrease for the three months ended March 31, 2016 was principally attributable to increases in federal deposit insurance premiums, legal expenses, and employee related expenses totaling $41 thousand, $32 thousand, and $27 thousand, respectively, which were partially offset by decreases in occupancy and equipment costs, provisions for off-balance sheet (loan origination) commitments, and data processing costs totaling $6 thousand, $5 thousand, and $4 thousand, respectively, when compared to the same period in 2015. The increase for the nine months ended March 31, 2016 was primarily attributable to increases in employee related costs, federal deposit insurance premiums, and legal expenses totaling $54 thousand, $41 thousand, and $22 thousand, respectively, which was partially offset by decreases in charitable contributions eligible for PA tax credits and data processing costs totaling $36 thousand and $35 thousand, respectively, during the nine months ended March 31, 2016, when compared to the same period in 2015.

Income Tax Expense.    Income tax expense increased $1 thousand and $108 thousand for the three and nine months ended March 31, 2016, respectively, when compared to the same periods in 2015. The increase for the three months ended March 31, 2016 was primarily due to increased levels of taxable income, during the three months ended March 31, 2016, when compared to the same periods in 2015. The increase for the nine months ended March 31, 2016, was primarily attributable to higher levels of taxable income, and the absence of PA tax credits for charitable contributions made during the nine months ended March 31, 2016, when compared to the same period in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $435 thousand during the nine months ended March 31, 2016. Net cash provided by operating activities was primarily comprised of net income of $933 thousand, $1.7 million of amortization of discounts, premiums and deferred loan costs, a $100 thousand decrease in net deferred tax assets, $74 thousand of depreciation expense, and $68 thousand in provisions for loan losses, which were partially offset by a $2.0 million decrease in unsettled security purchases, a $241 thousand increase in accrued interest receivable, a $131 thousand decrease in deferred director compensation payable, $100 thousand of earnings on bank-owned life insurance, and a $21 thousand gain on the sale of investment securities.

Funds used for investing activities totaled $11.8 million during the nine months ended March 31, 2016. Primary uses of funds during the nine months ended March 31, 2016 included purchases of investment securities available for sale totaling $49.7 million, an increase in net loans receivable totaling $15.5 million, purchases of investment securities - held to maturity totaling $9.4 million, and purchases of mortgage-backed securities totaling $6.8 million. Primary sources of funds during the nine months ended March 31, 2016 included proceeds from repayments of investments and mortgage-backed securities in the held-to-maturity portfolio totaling $35.0 million and $22.0 million, respectively, proceeds from repayments of investment securities in the available-for-sale portfolio totaling $11.5 million, proceeds from sales of investments totaling $1.0 million and net redemptions of FHLB stock totaling $78 thousand. The mortgage-backed securities repayments were primarily used to offset purchases of securities in the investment portfolio and to fund loan growth.

Funds provided by financing activities totaled $9.7 million for the nine months ended March 31, 2016. The primary sources included a $7.0 million increase in other short-term borrowings, a $3.7 million increase in transaction and savings deposits, and a $1.8 million in FHLB short-term advances, which were partially offset by a $2.5 million decrease in retail certificates of deposit, and $326 thousand in cash dividends paid on the Company’s common stock. Management believes that a significant portion of our local maturing deposits will remain with the Company. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at March 31, 2016 totaled $22.4 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At March 31, 2016, total approved loan commitments outstanding were $3.8 million. At the same date, commitments under unused lines of credit amounted to $6.5 million and the unadvanced portion of construction loans approximated $5.0 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $102.5 million at March 31, 2016. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On April 26, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share and a special dividend of $0.04 per share, both payable on May 19, 2016, to shareholders of record at the close of business on May 9, 2016. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of March 31, 2016, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $33.1 million or 18.0%, $33.1 million or 18.0%, and $33.5 million or 18.2%, respectively, of total risk-weighted assets, and Tier I leverage capital of $33.1 million or 9.8% of average quarterly assets.

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

The Company’s nonperforming assets at March 31, 2016 totaled $255 thousand or 0.08% of total assets as compared to $309 thousand or 0.09% of total assets at June 30, 2015. Nonperforming assets at March 31, 2016 consisted of one single-family real estate loan totaling $255 thousand. The loan is currently under a bankruptcy order and making payments as agreed.

The $54 thousand decrease in nonperforming assets during the nine months ended March 31, 2016 was primarily attributable to the payoff in full of one non-accrual commercial real estate loan totaling $49 thousand, and principal repayments on one non-accrual single-family real estate loan totaling $5 thousand.

During the three and nine months ended March 31, 2016, the Company collected $7 thousand and $18 thousand, respectively, of interest income on non-accrual loans. Approximately $4 thousand and $13 thousand, respectively, of interest income would have been recorded during the three and nine months ended March 31, 2016, on non-accrual loans if such loans had been current according to the original loan agreements for the entire periods. These amounts were not included in the Company’s interest income for the three and nine months ended March 31, 2016. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

On January 27, 2016 and March 16, 2016, the FOMC issued press releases indicating that given the economic outlook, the Committee decided to maintain the target range for the federal funds rate at 1/4 to 1/2 percent. The Committee further indicated that the stance of monetary policy remains accommodative, thereby supporting further improvement in labor market conditions and a return to 2 percent inflation. The Committee also indicated that it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run.

The Committee continued to maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities and rolling over maturing Treasury securities at auction.

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

The table below shows the targeted federal funds rate and the benchmark two and ten year treasury yields at quarter ends beginning in June 30, 2007, and extending through March 31, 2016. The difference in yields on the two year and ten year Treasury’s is often used to determine the steepness of the yield curve and to assess the term premium of market interest rates.

		Yield on:
	Targeted Federal Funds	Two (2) Year Treasury	Ten (10) Year Treasury	Shape of Yield Curve
June 30, 2007	5.25%	4.87%	5.03%	Slightly Positive
September 30, 2007	4.75%	3.97%	4.59%	Moderately Positive
December 31, 2007	4.25%	3.05%	4.04%	Positive
March 31, 2008	2.25%	1.62%	3.45%	Positive
June 30, 2008	2.00%	2.63%	3.99%	Positive
September 30, 2008	2.00%	2.00%	3.85%	Positive
December 31, 2008	0.00% to 0.25%	0.76%	2.25%	Positive
March 31, 2009	0.00% to 0.25%	0.81%	2.71%	Positive
June 30, 2009	0.00% to 0.25%	1.11%	3.53%	Positive
September 30, 2009	0.00% to 0.25%	0.95%	3.31%	Positive
December 31, 2009	0.00% to 0.25%	1.14%	3.85%	Positive
March 31, 2010	0.00% to 0.25%	1.02%	3.84%	Positive
June 30, 2010	0.00% to 0.25%	0.61%	2.97%	Positive
September 30, 2010	0.00% to 0.25%	0.42%	2.53%	Positive
December 31, 2010	0.00% to 0.25%	0.61%	3.30%	Positive
March 31, 2011	0.00% to 0.25%	0.80%	3.47%	Positive
June 30, 2011	0.00% to 0.25%	0.45%	3.18%	Positive
September 30, 2011	0.00% to 0.25%	0.25%	1.92%	Positive
December 31, 2011	0.00% to 0.25%	0.25%	1.89%	Positive
March 31, 2012	0.00% to 0.25%	0.33%	2.23%	Positive
June 30, 2012	0.00% to 0.25%	0.33%	1.67%	Positive
September 30, 2012	0.00% to 0.25%	0.23%	1.65%	Positive
December 31, 2012	0.00% to 0.25%	0.24%	1.85%	Positive
March 31, 2013	0.00% to 0.25%	0.25%	1.87%	Positive
June 30, 2013	0.00% to 0.25%	0.36%	2.52%	Positive
September 30, 2013	0.00% to 0.25%	0.33%	2.64%	Positive
December 31, 2013	0.00% to 0.25%	0.30%	2.84%	Positive
March 31, 2014	0.00% to 0.25%	0.44%	2.73%	Positive
June 30, 2014	0.00% to 0.25%	0.47%	2.53%	Positive
September 30, 2014	0.00% to 0.25%	0.58%	2.52%	Positive
December 31, 2014	0.00% to 0.25%	0.53%	1.90%	Positive
March 31, 2015	0.00% to 0.25%	0.56%	1.99%	Positive
June 30, 2015	0.00% to 0.25%	0.64%	2.33%	Positive
September 30, 2015	0.00% to 0.25%	0.64%	2.06%	Positive
December 31, 2015	0.25% to 0.50%	1.06%	2.27%	Positive
March 31, 2016	0.25% to 0.50%	0.73%	1.78%	Positive

These changes in intermediate and long-term market interest rates, the changing slope of the Treasury yield curve, and higher levels of interest rate volatility have impacted prepayments on the Company’s loan, investment and mortgage-backed securities portfolios. Principal repayments on the Company’s loan, investment, and mortgage-backed securities portfolios for the nine months ended March 31, 2016, totaled $10.4 million, $47.4 million, and $22.0 million, respectively. Despite stagnant global interest rates and Treasury yields the Company continued to grow its balance sheet and used proceeds from maturities and calls of bonds, repayments on its mortgage-backed securities, and borrowings to purchase investment and mortgage-backed securities and to fund loan growth.

During the nine months ended March 31, 2016, the Company increased its portfolio of: single-family mortgages by approximately $15.4 million, construction loans by $1.5 million, and commercial loans by $283 thousand, which were partially offset by a $1.3 million decrease in commercial real estate loans, and a $381 thousand decrease in home equity loans. The Company continued to more aggressively pursue 15, 20, 30 year fixed-rate single-family residential real estate loans. The Company also makes available for origination residential mortgage loans with interest rates which adjust pursuant to a designated index, although customer acceptance has been somewhat limited in the Savings Bank’s market area. We expect that the housing market will modestly grow throughout fiscal 2016. The Company will continue to selectively offer commercial real estate, land acquisition and development, and shorter-term construction loans (primarily on residential properties), and commercial loans on business assets to partially increase interest income while managing credit and interest rate risk. The Company also offers higher yielding multi-family loans to existing, and seasoned prospective, customers.

During the nine months ended March 31, 2016, principal investment purchases were comprised of: $46.6 million of investment grade fixed-rate corporate bonds with a weighted average yield to maturity of 1.64%; $9.4 million of U.S. Government agency multiple step-up bonds with initial lock out periods from 1 – 7 months and a weighted average yield to first call of 1.35%, and a weighted average yield to maturity of 3.97%. Single step-up bonds have one “step” or increase in coupon. Multiple step-up bonds have more than one “step” or increase in coupon. All of the corporate bond purchases were classified as available for sale for accounting purposes, while the U.S. Government agency bonds were classified as held to maturity. The Company believes that the purchases will earn a return above the Company’s cost of funds.

Major investment proceeds received during the nine months ended March 31, 2016 were: U.S. Government agency multi step-up bonds - $34.6 million with a weighted average yield of 1.49%; investment grade corporate bonds - $11.9 million with a weighted average yield of 1.30%; and U.S. dollar denominated investment grade corporate bonds of large foreign issuers - $500 thousand with a weighted average yield of 1.12%. The Company also sold $1.0 million of corporate bonds classified as available for sale during the nine months ended March 31, 2016.

As of March 31, 2016, the implementation of these asset and liability management initiatives resulted in the following:

1)

$149.8 million or 44.3% of the Company’s assets were comprised of floating rate investment and mortgage-backed securities. Of this $149.8 million, approximately $147.4 million float on a monthly basis based upon changes in the one-month London Interbank Offered Rate (LIBOR) and about $2.2 million reprice on a quarterly basis based upon the three-month LIBOR.

2)

$147.6 million or 56.5% of the Company’s total investment portfolio was comprised of floating rate mortgage-backed securities (including collateralized mortgage obligations – “CMOs”) that reprice on a monthly basis;

3)

$97.5 million or 28.8% of the Company’s investment portfolio consisted of investment grade fixed-rate corporate bonds with remaining maturities as follows: 3 months or less - $2.5 million or 2.6%; 3 – 12 months - $72.2 million or 74.0%; 1 – 2 years - $21.7 million or 22.3%; and 2 – 3 years - $1.1 million or 1.1%;

4)

$2.1 million or 0.8% of the Company’s investment portfolio was comprised of callable U.S. Government Agency multiple step-up bonds with call features. Approximately $1.5 million are callable within three months, and the remainder are callable within twenty-nine months. These bonds may or may not actually be redeemed prior to maturity (i.e. called) depending upon the level of market interest rates at their respective call dates;

5)	$102.5 million or 30.3% of the Company’s assets were comprised of investment securities classified as available for sale;
6)	An aggregate of $16.7 million or 27.2% of the Company’s net loan portfolio had adjustable interest rates or maturities of less than 12 months;
7)	Approximately $100.3 million of the Company’s FHLB advances of $117.8 million are comprised of floating rate instruments which adjust on a monthly basis based upon changes in the one-month LIBOR;
8)

Approximately $5.0 million of the Company’s FHLB advances of $117.8 million are comprised of floating rate instruments which adjust on a quarterly basis based upon changes in the three-month LIBOR; and

9)	The maturity distribution of the Company’s borrowings is as follows: 3 months or less: $148.3 million or 90.2%; and 16 – 18 months: $16.1 million or 9.8%.

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

	March 31, 2016	June 30,
		2015	2014
		(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$264,150	$227,461	$256,902
Interest-bearing liabilities maturing or repricing within one year	238,593	228,335	209,986

Interest sensitivity gap	$ 25,611	$ (874)	$ 46,916

Interest sensitivity gap as a percentage of total assets	7.57%	-0.27%	15.14%
Ratio of assets to liabilities maturing or repricing within one year	100.74%	99.62%	122.34%

At March 31, 2016, investments available for sale totaled $102.5 million or 30.3% of total assets.

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at March 31, 2016. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$(29,760)	$(20,339)	$20,604	$22,655	$24,145	$22,967	$25,875
% of Total Assets	-8.8%	-6.0%	6.1%	6.7%	7.1%	6.8%	7.6%
Base Case Up 100 bp
Cumulative Gap ($’s)	$(29,381)	$(19,613)	$21,924	$24,855	$26,965	$26,353	$25,875
% of Total Assets	-8.7%	-5.8%	6.5%	7.3%	8.0%	7.8%	7.6%
Base Case No Change
Cumulative Gap ($’s)	$(28,265)	$(17,513)	$25,611	$30,582	$33,874	$33,693	$25,875
% of Total Assets	-8.4%	-5.2%	7.6%	9.0%	10.0%	10.0%	7.6%
Base Case Down 100 bp
Cumulative Gap ($’s)	$(27,310)	$(15,750)	$28,572	$34,828	$38,508	$37,691	$25,875
% of Total Assets	-8.1%	-4.7%	8.4%	10.3%	11.4%	11.1%	7.6%
Base Case Down 200 bp
Cumulative Gap ($’s)	$(27,238)	$(15,619)	$28,791	$35,134	$38,827	$37,935	$25,875
% of Total Assets	-8.0%	-4.6%	8.5%	10.4%	11.5%	11.2%	7.6%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2016. This analysis was done assuming that the interest-earning assets will average approximately $345 million and $365 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at March 31, 2016. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	March 31, 2017					March 31, 2018
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-6.6%	-2.5%	-	3.0%	5.9%	-15.8%	-7.9%	-	12.9%	25.4%
Return on average equity	4.03%	4.49%	4.76%	5.09%	5.41%	4.27%	5.20%	6.13%	7.63%	9.03%
Return on average assets	0.38%	0.42%	0.45%	0.48%	0.51%	0.39%	0.48%	0.58%	0.72%	0.86%
Market value of equity (in thousands)	$37,023	$36,893	$37,395	$37,415	$36,746

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at March 31, 2016. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2016.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and land development loans
Fixed rate	$4,246
3.58%
Adjustable rate	$741
5.25%
Undisbursed lines of credit
Adjustable rate	$6,462
4.00%
Loan origination commitments
Fixed rate	$3,821
3.43%
Letters of credit
Adjustable rate	$130
4.50%

$15,400

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2016, the Savings Bank had two performance standby letters of credit outstanding totaling approximately $130 thousand. Both performance letters of credit are secured by developed property. The letters of credit will mature within eight months. In the event that the obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

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

During the quarter ended March 31, 2016, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended March 31, 2016.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
01/01/16 – 01/31/16	50	$11.81	-	$630,400
02/01/16 – 02/29/16	-	$-	-	$630,400
03/01/16 – 03/31/16	4,490	$11.23	4,140	$583,825
Total	4,540	$11.21	4,140	$583,825

(1)	All shares indicated were purchased under the Company’s ESOP Stock Purchase Program.
(2)	Shares purchased using funds borrowed from the Company.
(3)	ESOP Stock Purchase Program
(a)	Announced March 31, 2015.
(b)	$750,000 of common shares approved for purchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has $583,825 of shares remaining to be purchased at March 31, 2016.
(e)	Not applicable.

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended March 31, 2016.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2),(3)
01/01/16 – 01/31/16	-	$-	-	123,744
02/01/16 – 02/29/16	-	$-	-	123,744
03/01/16 – 03/31/16	-	$-	-	123,744
Total	-	$-	-	123,744

(1)	All shares indicated were purchased under the Company’s reopened Tenth Stock Repurchase Program.
(2)	Tenth Stock Repurchase Program
(a)	Announced April 30, 2014.
(b)	106,000 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 22,944 common shares remaining to be purchased at March 31, 2016.
(e)	Not applicable.
(3)	Eleventh Stock Repurchase Program
(a)	Announced October 27, 2015.
(b)	100,800 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 100,800 common shares remaining to be purchased at March 31, 2016.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

May 13, 2016	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

May 13, 2016	BY:	/s/ Keith A. Simpson
Date		Keith A. Simpson Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)