Form 10-K
period 2016-06-30
WVS FINANCIAL CORP
filed 2016-09-15
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2015, the aggregate value of the 1,475,321 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 563,808 shares held by all directors and officers of the registrant as a group, was approximately $18.15 million. This figure is based on the last known trade price of $12.30 per share of the registrant’s Common Stock on December 31, 2015.

Number of shares of Common Stock outstanding as of September 9, 2016: 2,008,144

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2016 are incorporated into Part II.

(2)	Portions of the definitive proxy statement for the 2016 Annual Meeting of Stockholders are incorporated into Part III.

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2016.

Lending Activities

General. At June 30, 2016, the Company’s net portfolio of loans receivable totaled $64.7 million, as compared to $46.2 million at June 30, 2015. Net loans receivable comprised 19.3% of the Company’s total assets at June 30, 2016, as compared to 14.0% at June 30, 2015. Net loans also comprised 45.8% of the Company’s deposits at June 30, 2016 as compared to 33.2% at June 30, 2015. The principal categories of loans in the Company’s portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans, land acquisition and development loans and commercial loans. Substantially all of the Company’s mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration (“FHA”) nor partially guaranteed by the Department of Veterans Affairs (“VA”). Historically, the Company’s lending activities have been concentrated in single-family residential and land development and construction loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

All of the Company’s mortgage loans are secured by properties located in Pennsylvania. Moreover, substantially all of the Company’s non-mortgage loan portfolio consists of loans made to residents and businesses located in the Company’s primary market area.

Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2016, the Savings Bank’s limit on loans-to-one borrower was approximately $5.0 million. The Company’s general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2016, the Company’s five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $1.1 million to $4.0 million, with a $2.3 million group of loans-to-one borrower secured by real estate located in the Company’s primary market area and investments pledged by the borrower. Related outstanding disbursed principal balances on the Company’s five largest loans or group of loans-to-one borrower, including related entities, ranged from an aggregate of $885 thousand to $4.0 million. The remainder of the groups of loans-to-one borrower are secured primarily by real estate located in the Company’s primary market area. Included in this range are undisbursed loan proceeds (i.e. loans in process) ranging from $0 to $1.2 million.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s net loans receivable portfolio by type of loan at the dates indicated.

	At June 30,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
Single-family	$49,411	76.34%	$28,620	61.76%	$15,634	52.17%	$13,611	42.74%	$13,514	33.92%
Multi-family	3,961	6.12	6,084	13.13	2,327	7.76	2,780	8.73	5,083	12.76
Commercial	1,592	2.46	3,395	7.33	4,523	15.09	5,787	18.17	7,623	19.13
Construction	4,783	7.39	3,032	6.54	1,872	6.25	2,546	8.00	4,997	12.54
Land acquisition and development	666	1.03	653	1.41	573	1.91	1,407	4.42	2,029	5.09

Total real estate loans	60,413	93.34	41,784	90.17	24,929	83.18	26,131	82.06	33,246	83.44

Consumer loans:
Home equity	2,702	4.18	3,092	6.67	2,834	9.46	3,141	9.86	3,590	9.01
Other	150	0.23	211	0.46	221	0.74	180	0.57	286	0.72

Total consumer loans	2,852	4.41	3,303	7.13	3,055	10.20	3,321	10.43	3,876	9.73

Commercial loans	1,456	2.25	1,251	2.70	1,584	5.29	1,890	5.94	2,222	5.58

Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	400	1.33	500	1.57	500	1.25

	64,721	100.00%	46,338	100.00%	29,968	100.00%	31,842	100.00%	39,844	100.00%

Less:
Net deferred loan origination costs (fees)	312		129		(10)		(4)		(26)
Allowance for loan losses	(360)		(304)		(234)		(307)		(385)

Net loans receivable	$64,673		$46,163		$29,724		$31,531		$39,433

Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company’s loans and mortgage-backed securities at June 30, 2016. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company’s loan portfolio.

	Real Estate Loans							Obligations (other than securities
	Single- family	Multi- family	Commercial	Construction	Land acquisition and development	Consumer loans	Commercial loans	and leases) of states & political subdivisions	Mortgage- backed securities	Total
	(Dollars in Thousands)
Amounts due in:
One year or less	$14	$—	$35	$3,499	$—	$1,891	$—	$—	$—	$5,439
After one year through five years	538	—	215	1,284	462	266	704	—	—	3,469
After five years	48,859	3,961	1,342	—	204	695	752	—	137,416	193,229

Total(1)	$49,411	$3,961	$1,592	$4,783	$666	$2,852	$1,456	$—	$137,416	$202,137

Interest rate terms on amounts due after one year:
Fixed	$47,889	$453	$622	$514	$204	$818	$363	$—	$—	$50,863
Adjustable	1,508	3,508	935	770	462	143	1,093	—	137,416	145,835

Total	$49,397	$3,961	$1,557	$1,284	$666	$961	$1,456	$—	$137,416	$196,698

(1)	Does not include adjustments relating to the allowance for loan losses, accrued interest, deferred fee income or expense, and unearned discounts.

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

At June 30, 2016, the Company had approximately $709 thousand of renewed construction loans. The $709 thousand in aggregate disbursed principal that has been renewed is comprised of: single-family speculative construction loans. Management believes that the renewed construction loans will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All of the loans that have been rolled over are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans.

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

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraised value and the loan-to-value ratio. The Company services substantially all of its purchased loans. Loan participations purchased or sold by the Company may be serviced by either the Company or the seller as mutually agreed on a deal by deal basis. At June 30, 2016, $207 thousand or 0.3% of the Company’s net loans receivable were being serviced for the Company by others.

The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

	At or For the Year Ended June 30,
	2016	2015	2014
	(Dollars in Thousands)
Net loans receivable beginning balance	$46,163	$29,724	$31,531
Real estate loan originations
Single-family (1)	5,208	3,734	3,927
Multi-family	290	1,806	—
Commercial	532	—	677
Construction	1,692	3,783	2,548
Land acquisition and development	726	462	135

Total real estate loan originations	8,448	9,785	7,287

Home equity	—	146	170
Other	—	78	82

Total loan originations	8,448	10,009	7,539

Disbursements against available credit lines:
Home equity	986	1,915	1,665
Commercial	84	464	1,165

Total originations	9,518	12,388	10,369

Real estate loan purchases
Single family (2)	22,080	16,700	573
Less:
Loan principal repayments	16,045	8,776	14,375
Transferred to real estate owned	—	139	—
Change in loans in process	(2,830)	3,803	(1,559)
Other, net (3)	(127)	(69)	(67)

Net increase (decrease)	18,510	16,439	(1,807)

Net loans receivable ending balance	$64,673	$46,163	$29,724

(1)	Consists of loans secured by one-to-four family properties and single-family construction loans.
(2)	Substantially all loans purchased were within the Savings Bank’s primary market area or the greater Pittsburgh Metropolitan Statistical Area (MSA).
(3)	Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2016 $49.4 million or 76.3% of the Company’s total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. The increase of $20.8 million in single-family residential real estate loans during fiscal 2016 was primarily the result of originations and loan purchases in excess of pay downs on single-family residential real estate loans. During fiscal 2015, the Company began to purchase single-family loans to augment its own originations. Single-family loan purchases totaled $22.1 million in fiscal 2016, and $16.7 million in fiscal 2015. Substantially all of the loans purchased were in the greater Pittsburgh area. Single-family loan originations totaled $5.2 million and increased $1.5 million or 39.5% during the fiscal year ended June 30, 2016, when compared to fiscal 2015. The Company continued to actively originate single-family loans in order to make single-family loans available to the public and in order to generate interest income. All single-family loans originated were maintained on the Company’s balance sheet. The Company continued to offer shorter duration consumer, home equity, construction loans, land acquisition and development loans and commercial loans.

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

At June 30, 2016, approximately $47.9 million or 96.9% of the single-family residential loans in the Company’s loan portfolio consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company’s experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

The Company is permitted to lend up to 100% of the appraised value of real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by state banking regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 75% of the appraised value of the security property. Prior to the global financial crisis experienced during fiscal 2009 and continuing throughout fiscal 2014, and pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance (“PMI”) was obtained on residential loans for which loan-to-value ratios exceed 80% according to the following schedule: loans exceeding 80% but less than 90% - 25% coverage; loans exceeding 90% but less than 95% - 30% coverage; and loans at 95% through 100% - 35% coverage. Since the beginning of the global financial crisis of fiscal 2009, the major PMI companies were downgraded by the rating agencies with respect to financial capacity and claims payment ability. Accordingly, the Board of Directors amended the Company’s underwriting guidelines to preclude the use of PMI until the PMI companies regained their financial footing. Effective July 1, 2014, the Board of Directors amended the Company’s underwriting guidelines to permit the use of PMI. Generally the Company does not make loans in excess of 95% of the appraised value of real property even with PMI. No loans are made in excess of 80% of appraised value without PMI.

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

Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2016, $4.0 million or 6.1% of the Company’s total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented a decrease of $2.1 million or 34.9% from fiscal 2015. Approximately $2.2 million of the net $2.1 million decrease of multi-family loans during fiscal 2016 was attributable to the repayment of one loan. Of the $4.0 million, approximately $3.5 million or 88.6% provide for an adjustable rate of interest, while approximately $500 thousand or 11.4% are fixed rate loans.

At June 30, 2016, $1.6 million or 2.5% of the Company’s loan portfolio consisted of loans secured by existing commercial real estate properties, which represented a decrease of $1.8 million or 53.1% from June 30, 2015. The $1.8 million decrease of commercial real estate loans during fiscal 2016 was attributable to the payoff of eleven loans, while one commercial real estate loan totaling $469 thousand was reclassified to commercial (non-real estate) loans. Of the $1.6 million, approximately $970 thousand or 61.0% provide for an adjustable rate of interest, while approximately $622 thousand or 39.0% are fixed rate loans. The Company has not emphasized commercial real estate lending due to the substantial growth in its lower risk single family owner occupied loan portfolio.

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

At June 30, 2016, the Company’s multi-family residential and commercial real estate loan portfolio consisted of approximately 12 loans with an average principal balance of $133 thousand. At June 30, 2016, the Company had no multi-family residential real estate loans or commercial real estate loans that were classified as non-accrual.

Construction Loans. For many years, the Company has been active in originating loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company’s primary market area. At June 30, 2016, construction loans amounted to approximately $4.8 million or 7.4% of the Company’s total loan portfolio, which represented an increase of $1.8 million or 57.8% from June 30, 2015. The increase was principally due to increased demand for the construction of owner occupied single family homes. As of June 30, 2016, the Company’s portfolio of construction loans consisted primarily of loans for the construction of single-family residential real estate. There were $1.7 million of construction loan originations during the fiscal year ended June 30, 2016, as compared to $3.8 million in construction loan originations in fiscal 2015. Purchases of construction loans totaled $3.9 million in fiscal 2016, and $3.8 million in fiscal 2015. Substantially all of the loans purchased were in the greater Pittsburgh area. Due to the stagnant economy, a number of the Company’s small builders had experienced slow sales of their housing inventories during fiscal 2011. During fiscal 2012, many of these small builders were able to liquidate their housing inventories and repay their loans to the Savings Bank. Due to continued economic weaknesses in fiscal 2014, many of the small builders curtailed their building of speculative single-family construction loans. Fiscal 2015 and 2016 saw an increase in speculative single-family construction loans due to an increase in demand and builder confidence. Management continues to monitor housing starts both locally and nationally.

Construction loans are made for the purpose of constructing a single-family residence. The Company will underwrite such loans to individuals on a construction/permanent mortgage loan basis or to a builder/developer on a speculative (not pre-sold) construction mortgage loan basis. At June 30, 2016, total outstanding construction loans comprised approximately 7.4% of the Company’s total loan portfolio and were made to local real estate builders and developers with whom the Company has worked for a number of years for the purpose of constructing primarily single-family residences. Upon application, credit review and analysis of personal and corporate financial statements, the Company may grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $1.4 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company’s authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2016, the Company also had $666 thousand or 1.0% of the total loan portfolio invested in land development loans, which consisted of two loans to two borrowers.

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

Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2016, $2.9 million or 4.4% of the Company’s total loan portfolio consisted of consumer loans, which represented a decrease of $451 thousand or 13.7% from fiscal 2015. The $451 thousand decrease was primarily attributable to repayments in excess of originations. The consumer loans offered by the Company include home equity loans, home equity lines of credit, automobile loans, loans secured by deposit accounts, personal loans, and education loans. Approximately 96.6% of the Company’s consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2016, approximately 29.7% of the Company’s home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

Commercial Loans. At June 30, 2016, $1.5 million or 2.2% of the Company’s total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, marketable investment securities, business inventory and equipment, and similar collateral an increase of $205 thousand from $1.3 million of commercial loans at June 30, 2015. The $205 thousand or 16.4% increase during fiscal 2016 was principally due to the reclassification of one commercial real estate loan due to the borrower pledging deposits at the Bank in excess of the loan amount, to release the real property originally pledged as collateral. The Company may continue to selectively develop this line of business in order to increase interest income and to attract compensating deposit account balances.

Loan Fee Income. In addition to interest earned on loans, the Company may receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

The Company’s loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with ASC Topic 310, the Company has recognized $(17) thousand, $5 thousand and $7 thousand of deferred loan fees (costs) during fiscal 2016, 2015 and 2014, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. Loans previously originated with lower or no loan origination fees will reduce the recognition of associated deferred fee balances while loans originated with higher loan origination fees will increase the recognition of associated deferred fee balances.

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

	At June 30,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Non-accruing loans:
Real estate:
Single-family (1)	$254	$260	$408	$477	$363
Commercial	—	49	49	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	701	701
Land Acquisition and Development	—	—	—	280	290
Consumer	—	—	150	150	150
Commercial loans and leases	—	—	—	—	—

Total non-accrual loans	254	309	607	1,608	1,504

Accruing loans greater than 90 days delinquent	—	—	—	—	—

Total non-performing loans	$254	$309	$607	$1,608	$1,504

Real estate owned	—	—	—	—	235

Total non-performing assets	$254	$309	$607	$1,608	$1,739

Troubled debt restructurings	$—	$49	$150	$150	$150

Potential problem loans	$—	$—	$—	$—	$—

Total non-performing loans and potential problem loans and troubled debt restructurings as a percentage of net loans receivable	0.39%	0.67%	2.04%	5.10%	3.81%

Total non-performing assets to total assets	0.08%	0.09%	0.20%	0.51%	0.58%

Total non-performing assets, troubled debt restructurings and potential problem loans as a percentage of total assets	0.08%	0.09%	0.20%	0.56%	0.64%

(1)	At June 30, 2016, non-accrual single-family residential real estate loans consisted of one loan.

The $55 thousand decrease in non-performing assets during the twelve months ended June 30, 2016 was primarily attributable to the payoff in full of one non-accrual commercial real estate loan totaling $49 thousand and the repayment of principal of $6 thousand on one single-family residential non-accrual loan.

The Company had one non-accrual single-family real estate loan totaling approximately $254 thousand at June 30, 2016. The loan is collateral dependent and in various stages of collection.

At June 30, 2016, the Company had no loans that it considered to be impaired.

During fiscal 2016, 2015 and 2014, approximately $17 thousand, $25 thousand and $51 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $24 thousand, $32 thousand and $14 thousand, respectively.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2016, is adequate.

The allowance for loan losses at June 30, 2016 increased $56 thousand to $360 thousand, from $304 thousand at June 30, 2015. The increase in the allowance for loan losses was primarily attributable to increases in the ALLL associated with the 1 – 4 family residential real estate construction loan portfolio and commercial (non-real estate) loans of $97 thousand and $1 thousand, respectively, which were partially offset by decreases in the ALLL associated with commercial real estate loans, multi-family real estate loans, consumer loans, construction loans, and land acquisition and development loans totaling $18 thousand, $8 thousand, $8 thousand, $6 thousand, and $2 thousand, respectively. The primary reason for the increases in the ALLL associated with 1 – 4 family permanent loans and commercial (non-real estate) loans was the increases in associated loan balances. The decrease in the ALLL associated with the commercial real estate, multi-family real estate, consumer, construction, and land acquisition and development segments was primarily related to the lower loan balances within these segments. During the fiscal year ended June 30, 2016, the Company also increased its ALLL reserve factors due to increases in associated loan balances and qualitative factors throughout fiscal 2016 for the following loan segments: 1 – 4 family residential real estate loans and multi-family residential real estate loans.

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

Loan Segment	06/30/2016 Factor	06/30/2015 Factor	6/30/2014 Factor
1-4 Family Permanent	0.40%	0.35%	0.15%
1-4 Family Construction	0.75%	0.75%	0.15%
Multi-Family – Permanent	0.55%	0.50%	0.50%
Multi-Family - Construction	1.00%	1.00%	0.50%

The following table summarizes changes in the Company’s allowance for loan losses and other selected statistics for the periods indicated.

	At June 30,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Average net loans	$56,974	$35,240	$32,165	$35,398	$45,767

Allowance balance (at beginning of period)	$304	$234	$307	$385	$630
Provision for loan losses	56	70	(73)	(68)	(104)
Charge-offs:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	141
Land acquisition and development	—	—	—	10	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total charge-offs	—	—	—	10	141

Recoveries:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total recoveries	—	—	—	—	—

Net loans charged-off	—	—	—	10	141

Allowance balance (at end of period)	$360	$304	$234	$307	$385

Allowance for loan losses as a percentage of total loans receivable	0.56%	0.65%	0.78%	0.96%	0.97%

Net loans charged-off (recovered) as a percentage of average net loans	0.00%	0.00%	0.00%	0.03%	0.31%

Allowance for loan losses to non-performing loans	141.73%	98.38%	38.55%	19.09%	25.60%

Net loans charged-off (recovered) to allowance for loan losses	0.00%	0.00%	0.00%	3.26%	36.62%

Recoveries to charge-offs	0.00%	0.00%	0.00%	0.00%	0.00%

The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

	At June 30,
	2016		2015		2014		2013		2012
	Amount	% of Total Loans by Category	Amount	% of Total Loans by Category	Amount	% of Total Loans by Category	Amount	% of Total Loans by Category	Amount	% of Total Loans by Category
	(Dollars in Thousands)
Real estate loans:
Single-family	$222	76.34%	$125	61.76%	$103	52.17%	$47	42.74%	$73	33.92%
Multi-family	22	6.12	30	13.13	12	7.76	14	8.73	26	12.76
Commercial	16	2.46	34	7.33	45	15.09	57	18.17	76	19.13
Construction	57	7.39	63	6.54	14	6.25	117	8.00	122	12.54
Land acquisition and development	7	1.03	9	1.41	5	1.91	8	4.42	21	5.09
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total real estate Loans	324	93.34	261	90.17	179	83.18	243	82.06	318	83.44

Consumer loans:
Home equity	27	4.18	34	6.67	44	9.46	51	9.86	52	9.01
Other	2	0.23	3	0.46	3	0.74	2	0.57	1	0.72
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total consumer loans	29	4.41	37	7.13	47	10.20	53	10.43	53	9.73

Commercial loans:
Commercial loans	7	2.25	6	2.70	8	5.29	11	5.94	14	5.58
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total commercial loans	7	2.25	6	2.70	8	5.29	11	5.94	14	5.58

Obligations (other than securities and leases) of states and political subdivisions	—	—	—	0.00	—	1.33	—	1.57	—	1.25

	$360	100.00%	$304	100.00%	$234	100.00%	$307	100.00%	$385	100.00%

In accordance with generally accepted accounting principles, the Company established a separate reserve for off-balance sheet items beginning in fiscal 2006. At June 30, 2016, this reserve totaled $50 thousand.

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

Private-Label Collateralized Mortgage Obligations. The following table sets forth information with respect to the Company’s private-label CMO portfolio as of June 30, 2016. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At June 30, 2016
		Rating			Book Value	Fair Value[1]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$762	$977	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	534	550	118
126694MP0	CWHL SER 26 1A5	D	N/A	D	163	176	36

					$1,459	$1,703	$355

For a detailed discussion of the Company’s mortgage-backed securities, including our private-label collateralized mortgage obligations, please see Management’s Discussion and Analysis, “Investments”, in the Company’s fiscal year 2016 Annual Report included as Exhibit 13.

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

The following tables set forth the amortized cost and fair values of the Company’s investment securities portfolio at the dates indicated.

	2016	2015	2014
	(Dollars in Thousands)
Investment Securities Available for Sale at June 30,

Corporate debt obligations	$96,742	$60,968	$26,123
Foreign debt securities (2)	8,780	5,298	2,066
Obligations of states and political subdivisions	2,034	702	—

Total amortized cost	$107,566	$66,968	$28,189

Total estimated fair value	$107,676	$66,916	$28,387

Investment Securities Held to Maturity at June 30,

Corporate debt obligations	$3,543	$3,868	$5,199
Foreign debt securities (2)	—	—	—
U.S. Government agency securities	625	27,395	16,848
Obligations of states and political subdivisions	5,355	5,355	—

	9,523	36,618	22,047
FHLB stock	6,599	6,619	6,440

Total amortized cost	$16,122	$43,237	$28,487

Total estimated fair value	$16,589	$43,598	$28,920

At June 30, 2016, the Company had no securities classified as trading investment securities.

The following table sets forth information with respect to the investment securities, comprised solely of corporate debt obligations, owned by the Company at June 30, 2016 which had a carrying value greater

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

Name of Issuer	Carrying Value	Fair Value
	(Dollars in Thousands)
AT&T Inc.	$6,022	$6,034
Ford Motor Credit Co. LLC	4,621	4,633
Unum Group	4,470	4,466
Dayton Power and Light Co.	4,464	4,466
Morgan Stanley	4,331	4,345
Bank of America Corp.	4,255	4,257
Citigroup Inc.	4,180	4,186
Viacom Inc.	4,119	4,118
Murray Street Inv. Trust	4,084	4,090
Molson Corrs Brewing Co.	3,513	3,518
Phillips 66	3,501	3,516
Capital One Bank	3,497	3,502

For a detailed discussion of the Company’s Investment Securities, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Investments”, in the Company’s 2016 Annual Report included as Exhibit 13.

(2)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

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

The Company may periodically utilize wholesale deposits, including brokered certificates of deposit, in order to rebalance its short-term liability structure, and to partially finance its holdings of investment securities. The use of wholesale deposits also allowed the Company to better match its corporate bond maturities and cash-flows from its CMO securities. At June 30, 2016, the Company had brokered certificates of deposits totaling $1.5 million.

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended June 30,
	2016	2015	2014
	(Dollars in Thousands)
Increase (decrease) before interest credited	$2,140	$(3,162)	$983
Interest credited	210	231	352

Net deposit increase (decrease)	$2,350	$(2,931)	$1,335

The following table sets forth maturities of the Company’s certificates of deposit of $100,000 or more at June 30, 2016, by time remaining to maturity. The Company had one certificates of deposit of $250,000 or more at June 30, 2016 totaling $255 thousand. This certificate of deposit will mature within three months.

Amounts
(Dollars in Thousands)
Three months or less	$2,218
Over three months through six months	1,630
Over six months through twelve months	1,515
Over twelve months	562

$5,925

The following table sets forth the average balances of the Company’s deposits and the average rates paid thereon for the past three years. Average balances were derived from daily average balances.

	At June 30,
	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Regular savings and club accounts	$45,367	0.05%	$43,909	0.05%	$42,654	0.07%
NOW accounts	21,602	0.02	21,240	0.02	21,405	0.02
Money market deposit accounts	24,263	0.09	24,401	0.09	24,321	0.09
Certificate of deposit accounts	32,293	0.50	32,899	0.52	54,854	0.50
Escrows	1,020	0.00	571	0.00	425	0.00

Total interest-bearing deposits and escrows	124,545	0.17	123,020	0.18	143,659	0.23
Non-interest-bearing checking accounts	19,456	0.00	18,990	0.00	17,877	0.00

Total deposits and escrows	$144,001	0.15%	$142,010	0.15%	$161,536	0.20%

For a detailed discussion of the Company’s deposits, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Deposits”, in the Company’s 2016 Annual Report included as Exhibit 13.

Borrowings. For a detailed discussion of the Company’s borrowings and asset and liability management activities, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Borrowed Funds” and “Quantitative and Qualitative Disclosures about Market Risk”, in the Company’s fiscal year 2016 Annual Report included as Exhibit 13.

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

Employees

The Company had 29 full-time employees and 12 part-time employees as of June 30, 2016. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

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

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines for the Company, on a consolidated basis, are similar to those imposed on Savings Bank by the Federal Deposit Insurance Corporation. See “The Savings Bank – Capital Requirements.” Moreover, certain of the bank holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2015. Those requirements establish four minimum capital ratios that the Company had to comply with as of the dates described in capital requirements section referenced above. However, in May 2015, amendments to the Federal Reserve Board’s small bank holding company policy statement (the “SBHC Policy”) became effective which increased the asset threshold to quality to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. Bank holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements until they exceed $1.0 billion in assets. As a consequence, as of June 30, 2016, the Company was not required to comply with the requirements set forth below until such time that its consolidated total assets exceed $1.0 billion or the Federal Reserve Board determines that the Company is no longer deemed to be a small bank holding company. However, if the Company had been subject to the requirements, it would have been in compliance with such requirements.

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

Insurance of Accounts. The deposits of West View Savings Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. The Dodd-Frank Act permanently increased deposit insurance on most accounts from $100,000 to $250,000. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation.

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

Recent Regulatory Capital Actions. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. Provisions of the Dodd-Frank Act generally require these capital rules to apply to bank holding companies and their subsidiaries. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as West View Savings Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

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

Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Savings Bank, are not members of the Federal Reserve System. Current Federal Deposit Insurance Corporation capital standards require these institutions to satisfy a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated state-chartered non-member banks and savings banks. Core capital generally consists of common stockholders’ equity (including retained earnings). An additional cushion of at least 100 basis points is required for all other institutions, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the Federal Deposit Insurance Corporation’s regulations, the most highly-rated banks are those that the Federal Deposit Insurance Corporation determines are strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Under the risk-based capital requirement, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The Federal Deposit Insurance Corporation also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

In determining compliance with the risk-based capital requirement, a savings bank is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings bank’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 50%) and repossessed assets.

Savings banks must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings banks should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital, as defined by generally accepted accounting principles.

At June 30, 2016, the Savings Bank exceeded all of its regulatory capital requirements, with Total risk-based capital, Tier I risk-based capital, Common equity Tier I capital, and Tier I leverage (to average total assets) ratios of 16.97%, 16.75%, 16.75% and 9.28%, respectively.

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

Capital Category	Total Risk- based Capital	Tier 1 Risk- based Capital	Common Equity Tier 1 Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	8% or more	6.5% or more	5% or more
Adequately capitalized	8% or more	6% or more	4.5% or more	4% or more
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 5%	Less than 2.5%	Less than 3%

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

At June 30, 2016, the Savings Bank was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions. The newly promulgated capital requirements described above also will impact the prompt corrective action rules.

Volcker Rule Regulations

Regulations adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act that are commonly referred to as the Volcker Rule became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interest in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The Company’s investment portfolio is in compliance with the Volcker Rule regulations.

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

Audit by IRS. The Company’s consolidated federal income tax returns for taxable years through December 31, 2012, have been closed for the purpose of examination by the Internal Revenue Service. The Company’s 2011 federal income tax return was audited by the IRS during fiscal 2014. The IRS proposed no adjustments to the 2011 federal tax return.

State Taxation. The Company is subject to the Pennsylvania Corporate Net Income Tax. The Pennsylvania Corporate Net Income Tax rate is 9.99% and is imposed on the Company’s unconsolidated taxable income for federal purposes with certain adjustments.

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

The Company has investments in MBS, including agency and private label MBS. PLMBS investments carry a significant amount of credit risk, relative to other investments within the Company’s portfolio. The PLMBS segment accounts for 0.4% of the Company’s total assets and 0.4% of the Company’s total interest income.

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

During fiscal 2014, 2015, and 2016, the Company recorded $19 thousand, $0, and $0, respectively, of credit impairment charges, and $0, $0, and $0, respectively, to accumulated other comprehensive income (net of income tax effect of $0, $0, and $0, respectively) related to non-credit other than temporary impairments. During fiscal 2014, 2015, and 2016, the Company was able to accrete back into other comprehensive income $229 thousand, $124 thousand, and $110 thousand, respectively (net of income tax effect of $118 thousand, $64 thousand, and $56 thousand, respectively), based on principal repayments on private-label mortgage-backed securities previously identified with other than temporary impairment (“OTTI”). Cash repayments on the Company’s PLMBS portfolio totaled $1.5 million, $717 thousand, and $731 thousand, for fiscal years 2014, 2015, and 2016, respectively.

During fiscal 2016, the level of delinquencies continued at high levels within the PLMBS portfolio. Continued deterioration in the mortgage and credit markets could result in additional other-than-temporary impairment charges in our legacy PLMBS which could negatively affect the Company’s financial condition, results of operations, or its capital position. During fiscal 2016, no additional credit impairment was recognized on the Company’s private-label mortgage-backed securities portfolio.

At June 30, 2016, the Company, based on its analysis, has concluded that three PLMBS are other-than-temporarily impaired, as discussed above. The remaining securities portfolio has experienced unrealized losses and a decreased fair value due to interest rate volatility, illiquidity in the market place or credit deterioration in the U.S. mortgage markets.

The amount of unrealized losses decreased to $481 thousand at June 30, 2016 from $647 thousand at June 30, 2015. The amount of unrealized losses decreased primarily due to cash repayments of principal on the PLMBS, and also due to increases in the estimated fair values of the PLMBS over time.

See Note 6, Unrealized Losses on Securities, of the Notes to Consolidated Financial Statements included in the 2016 Annual Report.

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

Our ability to pay dividends to our shareholders depends to a large extent upon the dividends we receive from West View Savings Bank. Dividends paid by the Savings Bank are subject to restrictions under Pennsylvania and federal laws and regulations. In addition, West View Savings Bank must maintain certain capital levels, which may restrict the ability of the Savings Bank to pay dividends to us and our ability to pay dividends to our shareholders. Those restrictions will increase under the capital conservation buffer, which will be phased in from January 1, 2016 to January 1, 2019, and, when fully phased in, will require a banking organization to hold an additional 2.5% of common equity capital as a percentage of its risk-weighted assets. For banking organizations not meeting the buffer requirement, dividend limitations, based on a percentage of “eligible retained income,” become increasingly more stringent as the buffer approaches zero.

In connection with a previous regulatory examination of the Savings Bank, including a review of the Savings Bank private label mortgage–backed securities portfolio and the downgrades of certain private label CMOs within the Savings Bank’s investment portfolio, the Savings Bank previously agreed to take certain actions to monitor and improve asset quality and its regulatory capital. These actions included additional documentation and monitoring procedures relating to its assessment of other than temporary impairment and the market (fair) value estimates of its investment securities, the submission of a capital plan to the FDIC and the Pennsylvania Department of Banking (the “Department”), and a requirement to obtain the prior non-objection from its regulatory banking agencies for any dividends payable by the Savings Bank to the Company. As a result of a previous regulatory examination of the Savings Bank, these requirements have been removed. Similar commitments that the Company agreed to with the Federal Reserve have been removed.

The Company previously announced and reported a reduction of its quarterly cash dividend from $0.16 to $0.04 per share along with the suspension of common stock repurchases under its stock repurchase program. The Company believes that these actions demonstrate its commitment to serve as a source of strength to the Savings Bank and are appropriate in light of today’s economic environment. The Company believes that its stand alone liquidity is strong with liquid assets totaling approximately $2.2 million at June 30, 2016. This level of liquidity could support operating expenses and the current dividend for about six years without any dividend income from the Savings Bank. Dividends are subject to declaration by the Board of Directors, which take into account the Company’s financial condition, earnings, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated. During fiscal 2016, the Company paid four (4) regular dividends totaling $0.16 per share and two (2) special dividends totaling $0.08 per share.

On March 31, 2014, the Company announced that its Employee Stock Ownership Plan (the “ESOP”) intends to purchase up to an additional $1.5 million of Company common stock for participants in the ESOP. In order to acquire the additional shares, the ESOP will purchase up to $1.5 million of Company common stock (approximately 130,000 shares at the then current market price) in the open market, in privately negotiated transactions, or, if subsequently authorized by the Board of Directors, authorized but unissued shares directly from the Company. Purchases of Company common stock will be made by the ESOP from time to time at prevailing market prices at the discretion of the ESOP trustee. The stock purchases by the ESOP was funded by a line of credit from the Company, which converted to a 20-year term loan on March 31, 2015.

On March 31, 2015, the Company announced that its ESOP intends to purchase up to $750 thousand of Company common stock for participants in the ESOP. In order to acquire the additional shares, the ESOP will purchase up to $750 thousand of Company common stock (approximately 64,600 shares at the then current market price) in the open market, in privately negotiated transactions, or, if subsequently authorized by the Board of Directors, authorized but unissued shares directly from the Company. Purchases of Company common stock will be made by the ESOP from time to time at prevailing market prices at the discretion of the ESOP trustee. The stock purchases by the ESOP were funded by a line of credit from the Company, which converted to a 20-year term loan on March 31, 2016.

On March 31, 2016, the Company announced that its ESOP intends to purchase an additional $750 thousand of Company common stock for participants in the ESOP. In order to acquire the additional shares, the ESOP will purchase up to $750 thousand of Company common stock (approximately 66,000 shares at the then current market price) in the open market, in privately negotiated transactions, or, if subsequently authorized by the Board of Directors, authorized by unissued shares directly from the Company. Purchases of Company common stock will be made by the ESOP from time to time at prevailing market prices at the discretion of the ESOP trustee. The stock purchases by the ESOP will be funded by a line of credit from the Company, which will convert to a 20-year term loan no later than March 31, 2017.

On April 30, 2014, the Company announced that the Company’s Board of Directors authorized the reopening of its Tenth Stock Repurchase Program. The Tenth Stock Repurchase Program was originally announced on January 28, 2009 and targeted 106,000 shares. The Tenth Stock Repurchase Program was suspended on October 26, 2010 after repurchasing 64,255 common shares. Since the reopening of the Tenth Stock Repurchase Program, the Company has purchased 18,801 common shares through June 30, 2016. During July 2016, the Company repurchased the remaining 22,944 shares of Company common stock from the ESOP due to employee retirements and diversification requests.

On October 27, 2015, the Company announced that the Company’s Board of Directors authorized its Eleventh Stock Repurchase Program. The Eleventh Stock Repurchase Program is targeting the repurchase of up to 100,800 shares. The Eleventh Stock Repurchase Program began during July 2016 with the repurchase of 7,056 shares from the ESOP due to retirements and employee diversification requests. The Company intends on repurchasing the remaining 93,744 shares of Company common stock from time to time in open market or private transactions, as, in the opinion of management, market conditions warrant.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2016.

Description/Address	Leased/Owned
McCandless Office 9001 Perry Highway Pittsburgh, PA 15237	Owned

West View Boro Office 456 Perry Highway Pittsburgh, PA 15229	Owned

Cranberry Township Office 20531 Perry Highway Cranberry Township, PA 16066	Owned

Sherwood Oaks Office 100 Norman Drive Cranberry Township, PA 16066	Leased (1)

Bellevue Boro Office 572 Lincoln Avenue Pittsburgh, PA 15202	Leased (2)

Franklin Park Boro Office 2566 Brandt School Road Wexford, PA 15090	Owned

(1)	The Company operates this office out of a retirement community. The lease is for a period of 24 months ending in December 2017.
(2)	The lease is for a period of 10 years ending in November 2016.

Item 3.	Legal Proceedings.

(a) The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b) Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information required herein is incorporated by reference from page 83 of the Company’s 2016 Annual Report to Stockholders included as Exhibit 13 (“2016 Annual Report”).

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended June 30, 2016.

AFFILIATE PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
04/01/16 – 04/30/16	—	$—	—	$750,000
05/01/16 – 05/31/16	—	$—	—	$750,000
06/01/16 – 06/30/16	—	$—	—	$750,000

Total	—	$—	—	$750,000

(1)	All shares indicated were purchased under the Company’s ESOP Stock Purchase Program.
(2)	ESOP Stock Purchase Program

(a)	Announced March 31, 2016.

(b)	$750,000 of common shares approved for purchase.

(c)	No fixed date of expiration.

(d)	This Program has not expired and has $750,000 of shares remaining to be purchased at June 30, 2016.

(e)	Not applicable.

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended June 30, 2016.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)(3)
04/01/16 – 04/30/16	—	$—	—	123,744
05/01/16 – 05/31/16	—	$—	—	123,744
06/01/16 – 06/30/16	—	$—	—	123,744

Total	—	$—	—	123,744

(1)	All shares indicated were purchased under the Company’s reopened Tenth Stock Repurchase Program.
(2)	Tenth Stock Repurchase Program

(a)	Announced April 30, 2014.

(b)	106,000 common shares approved for repurchase.

(c)	No fixed date of expiration.

(d)	This Program has not expired and has 22,944 shares remaining to be purchased at June 30, 2016.

(e)	Not applicable.

(3)	Eleventh Stock Repurchase Program

(a)	Announced October 27, 2015.

(b)	100,800 common shares approved for repurchase.

(c)	No fixed date of expiration.

(d)	This Program has not expired and has 100,800 common shares remaining to be purchased at June 30, 2016.

(e)	Not applicable.

Item 6.	Selected Financial Data.

The information required herein is incorporated by reference from pages 2 to 3 of the Company’s 2016 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required herein is incorporated by reference from pages 4 to 16 of the Company’s 2016 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required herein is incorporated by reference from pages 17 to 22 of the Company’s 2016 Annual Report.

Item 8.	Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 24 to 82 of the Company’s 2016 Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of June 30, 2016. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

The information required herein is incorporated by reference from pages 2 to 8 of the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders dated September 15, 2016 (“Proxy Statement”).

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

Michael R. Rutan. Age 55. Mr. Rutan has been Senior Vice President of Operations since November 2012. Prior to joining the Company, Mr. Rutan had served in various increasing roles of responsibility in the Risk Management, Human Resources, and Finance functions of the PNC Financial Services Group, Inc. beginning in October 1993. Prior thereto, Mr. Rutan served as a bank examiner with the Office of Thrift Supervision (“OTS”, now the Office of Comptroller of the Currency “OCC”).

Linda K. Butia. Age 63. Ms. Butia was appointed Vice President, Treasurer and Chief Accounting Officer of the Company and the Bank in August 2016. Ms. Butia is a Certified Public Accountant with extensive experience in the banking industry. Prior to joining the Company, Ms. Butia served as a consultant working with financial services clients for Resources Global Professionals. Prior to that, she served as an Accounting Manager with First Place Bank, Warren, Ohio and as Controller for Parkvale Bank. Prior to that, Ms. Butia had served in a variety of positions with BNY Mellon, and as an Accountant with PriceWaterhouseCoopers.

Bernard P. Lefke. Age 65. Mr. Lefke has been Vice President of Administration of the Savings Bank since November 2012. Previously, Mr. Lefke was Vice President of Savings of the Savings Bank since February 1991, and an Assistant Vice President and Branch Manager of the Savings Bank since 1981.

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

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of June 30, 2016.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	114,519	$16.20	37,481
Equity compensation plans not approved by security holders	—	—	—

Total	114,519	$16.20	37,481

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from pages 4 and 13 to 14 of the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required herein is incorporated by reference from pages 14 to 15 of the Company’s Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	The following documents are filed as part of this report and are incorporated herein by reference from the Company’s 2016 Annual Report to Stockholders filed as Exhibit 13 hereto.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheet at June 30, 2016 and 2015.

Consolidated Statement of Income for the Years Ended June 30, 2016, 2015 and 2014.

Consolidated Statement of Comprehensive Income for the Years Ended June 30, 2016, 2015 and 2014.

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended June 30, 2016, 2015 and 2014.

Consolidated Statement of Cash Flows for the Years Ended June 30, 2016, 2015 and 2014.

Notes to the Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission (“SEC”) are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 1, 2007.

3.2	Amended and Restated By-Laws	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 28, 2009.

4	Stock Certificate of WVS Financial Corp.	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.1	WVS Financial Corp. Amended and Restated Recognition Plans and Trusts for Executive Officers, Directors and Key Employees *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.2	WVS Financial Corp. Employee Stock Ownership Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.3	Amended West View Savings Bank Employee Profit Sharing Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended.

10.4	Amended and Restated Employment Agreement between WVS Financial Corp., West View Savings Bank and David Bursic *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

No.	Description	Location

10.5	Amended and Restated Directors Deferred Compensation Program *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.6	WVS Financial Corp. 2008 Stock Incentive Plan *	Incorporated by reference from the Definitive Proxy Statement filed by the Company with the SEC on September 26, 2008.

10.7	Supplemental Executive Retirement Plan effective September 1, 2013 by and between West View Savings Bank and David Bursic*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

10.8	Split Dollar Life Insurance Agreement effective September 1, 2013 by and between West View Savings Bank and David Bursic*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

10.9	Form of Split Dollar Life Insurance Agreement effective September 1, 2013 by and between West View Savings Bank and each of Keith Simpson and Michael Rutan*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

13	2016 Annual Report to Stockholders	Filed herewith

14.1	Ethics Policy	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

14.2	Code of Ethics for Senior Financial Officers	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

21	Subsidiaries of the Registrant – Reference is made to Item 1. “Business” for the required information	—

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Accounting Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Accounting Officer	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

September 15, 2016	By:	/s/ David J. Bursic
David J. Bursic
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David J. Bursic
David J. Bursic, Director, President and Chief Executive Officer (Principal Executive Officer)	September 15, 2016

/s/ Linda K. Butia
Linda K. Butia, Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	September 15, 2016

/s/ John W. Grace
John W. Grace, Director Chairman of the Board of the Directors	September 15, 2016

/s/ John A. Howard, Jr.
John A. Howard, Jr., Director	September 15, 2016

/s/ Lawrence M. Lehman
Lawrence M. Lehman, Director	September 15, 2016

/s/ Edward F. Twomey, III
Edward F. Twomey, III, Director	September 15, 2016

/s/ Joseph W. Unger
Joseph W. Unger, Director	September 15, 2016