Form 10-Q
period 2016-09-30
WVS FINANCIAL CORP
filed 2016-11-14
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Shares outstanding as of November 10, 2016: 2,008,144 shares of Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	September 30, 2016	June 30, 2016
Assets
Cash and due from banks	$ 2,920	$ 2,042
Interest-earning demand deposits	751	301

Total cash and cash equivalents	3,671	2,343
Certificates of deposit	7,885	350
Investment securities available-for-sale (amortized cost of $99,305 and $107,556)	99,345	107,676
Investment securities held-to-maturity (fair value of $9,056 and $9,990)	8,686	9,523
Mortgage-backed securities held-to-maturity (fair value of $134,664 and $137,679)	134,407	137,416
Net loans receivable (allowance for loan losses of $376 and $360)	67,418	64,673
Accrued interest receivable	1,478	1,508
Federal Home Loan Bank (FHLB) stock, at cost	6,615	6,599
Premises and equipment, net	519	542
Bank owned life insurance	4,443	4,410
Deferred tax assets (net)	438	406
Other assets	151	277

TOTAL ASSETS	$ 335,056	$ 335,723

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 22,193	$ 17,284
NOW accounts	21,786	22,201
Savings accounts	46,107	47,232
Money market accounts	23,433	23,050
Certificates of deposit	28,956	30,250
Advance payments by borrowers for taxes and insurance	562	1,261

Total deposits	143,037	141,278
Federal Home Loan Bank advances: long-term – fixed rate	10,000	10,000
Federal Home Loan Bank advances: long-term – variable rate	6,109	6,109
Federal Home Loan Bank advances: short-term	141,638	144,027
Accrued interest payable	181	189
Other liabilities	1,079	1,035

TOTAL LIABILITIES	302,044	302,638

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued;	38	38
Additional paid-in capital	21,485	21,485
Treasury stock: 1,797,492 and 1,766,507 shares at cost, respectively	(27,264)	(26,905)
Retained earnings, substantially restricted	40,506	40,189
Accumulated other comprehensive loss	(269)	(238)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,484)	(1,484)

TOTAL STOCKHOLDERS’ EQUITY	33,012	33,085

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 335,056	$ 335,723

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,
	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$ 634	$ 522
Investment securities—taxable	509	507
Mortgage-backed securities	546	514
Certificates of deposit	9	2
FHLB Stock	79	92

Total interest and dividend income	1,777	1,637

INTEREST EXPENSE:
Deposits	55	52
Federal Home Loan Bank advances – long-term – fixed rate	109	142
Federal Home Loan Bank advances – long-term – variable rate	7	83
Federal Home Loan Bank advances – short-term	202	28
Other short-term borrowings	-	6

Total interest expense	373	311

NET INTEREST INCOME	1,404	1,326
PROVISION FOR LOAN LOSSES	16	19

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,388	1,307

NON-INTEREST INCOME:
Service charges on deposits	37	43
Earnings on Bank Owned Life Insurance	33	34
Other	60	62

Total non-interest income	130	139

NON-INTEREST EXPENSE:
Salaries and employee benefits	543	544
Occupancy and equipment	82	84
Data processing	55	59
Correspondent bank service charges	9	9
Federal deposit insurance premium	48	50
Other	197	197

Total non-interest expense	934	943

INCOME BEFORE INCOME TAXES	584	503
INCOME TAX EXPENSE	186	192

NET INCOME	$ 398	$ 311

EARNINGS PER SHARE:
Basic	$ 0.21	$ 0.16
Diluted	$ 0.21	$ 0.16

AVERAGE SHARES OUTSTANDING:
Basic	1,876,160	1,909,262
Diluted	1,876,160	1,909,262

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2016	2015

NET INCOME	$398	$311

OTHER COMPREHENSIVE INCOME (LOSS)

Investment securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	(80)	12
Less: Income tax effect	27	(4)

	(53)	8

Unrealized holding gains (losses) on investment securities available for sale not other-than-temporarily impaired, net of tax	(53)	8

Investment securities held to maturity other-than-temporarily impaired:
Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	33	54
Less: Income tax effect	(11)	(18)

	22	36

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	22	36

Other comprehensive income (loss)	(31)	44

COMPREHENSIVE INCOME	$367	$355

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2016	$ 38	$ 21,485	$ (26,905)	$ 40,189	$ (238)	$ (1,484)	$33,085

Net income				398			398

Other comprehensive income					(31)		(31)

Purchase of treasury stock (30,985 shares)			(359)				(359)

Cash dividends declared ($0.04 per share)				(81)			(81)

Balance September 30, 2016	$ 38	$ 21,485	$ (27,264)	$ 40,506	$ (269)	$ (1,484)	$33,012

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES

Net income	$398	$311
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	16	20
Depreciation	24	25
Amortization of discounts, premiums and deferred loan fees	597	487
Deferred income taxes	(4)	24
Increase in prepaid/accrued income taxes	13	35
Earnings on bank owned life insurance	(33)	(34)
Decrease (increase) in accrued interest receivable	30	(189)
Increase (decrease) in accrued interest payable	(8)	8
Increase (decrease) in deferred director compensation payable	8	-
Decrease in unsettled security purchases	-	(1,969)
Other, net	131	(49)
Net cash provided by (used for) operating activities	1,172	(1,331)

INVESTING ACTIVITIES

Available-for-sale:
Purchases of investment securities	(10,649)	(24,838)
Proceeds from repayments of investment securities	18,280	2,058
Held-to-maturity:
Purchases of investment securities	-	(9,358)
Purchases of mortgage-backed securities	(7,984)	-
Proceeds from repayments of investment securities	833	20,866
Proceeds from repayments of mortgage-backed securities	11,045	11,274
Purchases of certificates of deposit	(7,635)	(100)
Maturities/redemptions of certificates of deposit	100	100
Increase in net loans receivable	(2,747)	(6,401)
Purchase of FHLB stock	(2,515)	(1,643)
Redemption of FHLB stock	2,499	1,780
Acquisition of premises and equipment	(1)	(6)

Net cash provided by (used for) investing activities	1,226	(6,268)

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2016	2015
FINANCING ACTIVITIES

Net increase (decrease) in transaction and savings accounts	$3,752	$(1,151)
Net decrease in certificates of deposit	(1,294)	(1,267)
Net decrease in advance payments by borrowers for taxes and insurance	(699)	(12)
Net (decrease) increase in FHLB short-term advances	(2,389)	562
Net increase in other short-term borrowings	-	7,950
Purchase of treasury stock	(359)	(19)
Increase in unallocated ESOP shares	(181)	-
Release of ESOP shares	181	13
Cash dividends paid	(81)	(81)
Net cash provided by (used for) financial activities	(1,070)	5,995

Increase (decrease) in cash and cash equivalents	1,328	(1,604)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,343	3,573

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,671	$1,969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and borrowings	$381	$303
Income taxes	163	150

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2016, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This Update is not expected to have a significant impact on the Company’s financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing diversity in practice. Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended
	September 30,
	2016	2015
Weighted average common shares issued	3,805,636	3,805,636
Average treasury stock shares	(1,790,045)	(1,766,351)
Average unallocated ESOP shares	(139,431)	(130,023)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,876,160	1,909,262
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,876,160	1,909,262

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At September 30, 2016, there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three month period. At September 30, 2015 there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three month period.

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

During the three month periods ended September 30, 2016 and 2015, the Company recorded no compensation expense related to our share-based compensation awards. As of September 30, 2016, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

The Company had no non-vested stock options outstanding at September 30, 2016 and 2015. There were no stock options exercised or issued during the three months ended September 30, 2016 and 2015.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
September 30, 2016

AVAILABLE FOR SALE
Corporate debt securities	$	94,267	$	80	$	(41)	$	94,306
Foreign debt securities [1]		3,004		-		(3)		3,001
Obligations of states and political subdivisions		2,034		4		-		2,038

Total	$	99,305	$	84	$	(44)	$	99,345

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
September 30, 2016

HELD TO MATURITY
U.S. government agency securities	$	625	$	3	$	-	$	628
Corporate debt securities		2,706		181		-		2,887
Obligations of states and political subdivisions		5,355		186		-		5,541

Total	$	8,686	$	370	$	-	$	9,056

[1]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2016

AVAILABLE FOR SALE
Corporate debt securities	$	96,742	$	150	$	(40)	$	96,852
Foreign debt securities [2]		8,780		5		(2)		8,783
Obligations of states and political subdivisions		2,034		7		-		2,041

Total	$	107,556	$	162	$	(42)	$	107,676

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2016

HELD TO MATURITY
U.S. government agency securities	$	625	$	5	$	-	$	630
Corporate debt securities		3,543		228		-		3,771
Obligations of states and political subdivisions		5,355		234		-		5,589

Total	$	9,523	$	467	$	-	$	9,990

[2]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

There were no sales of investment securities for the three months ended September 30, 2016 and 2015.

The amortized cost and fair values of debt securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through two years	Due after two through three years	Due after three through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$82,348	$14,633	$-	$2,324	$-	$-	$99,305
Fair value	82,393	14,629	-	2,323	-	-	99,345

HELD TO MATURITY
Amortized cost	$1,163	$1,813	$1,590	$750	$2,745	$625	$8,686
Fair value	1,174	1,889	1,705	776	2,886	626	9,056

At September 30, 2016, investment securities with amortized costs of $136.368 million and fair values of $136.544 million were pledged to secure borrowings with the Federal Home Loan Bank (FHLB) of Pittsburgh. Of the securities pledged, $16.881 million of amortized cost was excess collateral at the FHLB. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

As of September 30, 2016, investment securities with amortized costs of $0.518 million and fair values of $0.523 million were pledged to secure public deposits.

As of September 30, 2016, investment securities with amortized costs of $2.706 million and fair values of $2.887 million were pledged to secure future borrowings with the Federal Reserve Bank of Cleveland (FRBC). Since the Company had no FRBC borrowings outstanding on September 30, 2016, all FRBC collateral pledges may be withdrawn by the Company at any time.

As of September 30, 2016, no investment securities were pledged to secure broker repurchase agreements.

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

At September 30, 2016, the Company’s Agency CMOs totaled $133.0 million as compared to $136.0 million at June 30, 2016. The Company’s private-label CMOs totaled $1.4 million at September 30, 2016 as compared to $1.5 million at June 30, 2016. The $3.0 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency and private-label CMOs which totaled $11.0 million. During the three months ended September 30, 2016, the Company received principal payments totaling $126 thousand on its private-label CMOs. At September 30, 2016, approximately $134.4 million or 100.0% (book value) of the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments, as compared to $137.4 million or 100.0% at June 30, 2016. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month London Interbank Offered Rate (LIBOR). The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at September 30, 2016. During the three months ending September 30, 2016, the Company reversed $54 thousand of non-credit unrealized holding losses on its three private-label CMOs with other than temporary impairments (“OTTI”) due to principal repayments. During the three months ended September 30, 2016, the Company recorded no additional credit impairment charges on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of September 30, 2016. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At September 30, 2016
		Rating			Book Value	Fair Value[3]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$747	$932	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	153	170	39
126694KF4	CWHL SER 24 A15	D	N/A	D	305	339	79
126694MP0	CWHL SER 26 1A5	D	N/A	D	161	168	36

					$1,366	$1,609	$355

[3]	Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
September 30, 2016
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	133,041	$	801	$	(787)	$	133,055
Private-label		1,366		243		-		1,609

Total	$	134,407	$	1,044	$	(787)	$	134,664

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
June 30, 2016
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	135,957	$	932	$	(913)	$	135,976
Private-label		1,459		244		-		1,703

Total	$	137,416	$	1,176	$	(913)	$	137,679

The amortized cost and fair value of the Company’s mortgage-backed securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
			(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$-	$-	$320	$134,087	$134,407
Fair value	-	-	327	134,337	134,664

At September 30, 2016, mortgage-backed securities with amortized costs of $133.0 million and fair values of $133.1 million were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $19.2 million of fair value was excess collateral. At June 30, 2016 mortgage-backed securities with an amortized cost of $127.6 million and fair values of $127.6 million, were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $16.7 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component, for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2016	$78	$(316)	$(238)

Other comprehensive income (loss) before reclassifications	(53)	22	(31)

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	(53)	22	(31)

Ending Balance – September 30, 2016	$25	$(294)	$(269)

	Three Months Ended September 30, 2015
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2015	$(35)	$(426)	$(461)

Other comprehensive income (loss) before reclassifications	8	36	44

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	8	36	44

Ending Balance – September 30, 2015	$(27)	$(390)	$(417)

There were no amounts reclassified out of accumulated other comprehensive income for the three months ended September 30, 2016 and 2015.

8.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2016 and June 30, 2016.

	September 30, 2016

	Less Than Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)

Corporate debt securities	$25,890	$(29)	$6,353	$(12)	$32,243	$(41)
Foreign Debt Securities [4]	3,003	(3)	-	-	3,003	(3)
Collateralized mortgage obligations:
Agency	23,514	(156)	35,118	(631)	58,632	(787)

Total	$52,407	$(188)	$41,471	$(643)	$93,878	$(831)

	June 30, 2016

	Less Than Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)

Corporate debt securities	$19,313	$(27)	$6,243	$(13)	$25,556	$(40)
Foreign Debt Securities [4]	4,646	(2)	-	-	4,646	(2)
Collateralized mortgage obligations:
Agency	17,862	(136)	31,769	(777)	49,631	(913)

Total	$41,821	$(165)	$38,012	$(790)	$79,833	$(955)

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

	Three Months Ended September 30,

	2016	2015
	(Dollars in Thousands)
Beginning balance	$299	$248
Initial credit impairment	-	-
Subsequent credit impairment	-	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-
Reductions for securities sold	-	-
Reduction for actual realized losses	(7)	(14)
Reduction for increase in cash flows expected to be collected	-	-

Ending Balance	$292	$234

During the three months ended September 30, 2016, the Company recorded no credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income. During the three months ended September 30, 2016, the Company accreted back into other comprehensive income $22 thousand (net of income tax effect of $11 thousand), based on principal repayments on private-label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the September 30, 2016 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that no additional private-label CMOs in the portfolio had an other-than-temporary impairment at September 30, 2016, keeping the total at three private-label CMOs with OTTI at September 30, 2016.

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

The Company had investments in 46 positions that were temporarily impaired at September 30, 2016. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of September 30, 2016 and June 30, 2016.

		September 30, 2016					June 30, 2016
		Total Loans			Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

		(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$	52,653	$		-	$52,653	$49,411	$-	$49,411
Construction		4,397			-	4,397	4,783	-	4,783
Land acquisition & development		658			-	658	666	-	666
Multi-family dwellings		3,895			-	3,895	3,961	-	3,961
Commercial		1,661			-	1,661	1,592	-	1,592

Consumer Loans
Home equity		772			-	772	802	-	802
Home equity lines of credit		2,217			-	2,217	1,900	-	1,900
Other		151			-	151	150	-	150

Commercial Loans		1,047			-	1047	1,456	-	1,456

Obligations (other than securities and leases) of states and political subdivisons		-			-	-	-	-	-

	$	67,451		$	-	$67,451	$64,721	$-	$64,721

Plus: Deferred loan costs		343					312
Allowance for loan losses		(376)					(360)

Total	$	67,418					$64,673

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

The following tables are a summary of the loans considered to be impaired as of September 30, 2016 and June 30, 2016, and the related interest income recognized for the three months ended September 30, 2016 and September 30, 2015:

	September 30, 2016	June 30, 2016
(Dollars in Thousands)
Impaired loans with an allocated allowance:
Home equity lines of credit	$-	$-
Impaired loans without an allocated allowance:
Commercial real estate loans	-	-

Total impaired loans	$-	$-

Allocated allowance on impaired loans:
Home equity lines of credit	$-	$-

Total	$-	$-

		Three Months Ended
		September 30, 2016		September 30, 2015
		(Dollars in Thousands)
Average impaired loans
Construction loans	$	-	$	-
Land acquisition & development loans		-		-
Commercial real estate loans		-		48
Home equity lines of credit		-		-

Total	$	-	$	48

Income recognized on impaired loans
Construction loans	$	-	$	-
Land acquisition & development loans		-		-
Commercial real estate loans		-		1
Home equity lines of credit		-		-

Total	$	-	$	1

Total nonaccrual loans as of September 30, 2016 and June 30, 2016 and the related interest income recognized for the three months ended September 30, 2016 and September 30, 2015 are as follows:

	September 30, 2016	June 30, 2016
(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$252	$254
Construction	-	-
Land acquisition & development	-	-
Commercial real estate	-	-
Home equity lines of credit	-	-

Total	$252	$254

		Three Months Ended
		September 30, 2016		September 30, 2015
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	252	$	260
Construction		-		-
Land acquisition & development		-		-
Commercial real estate		-		48
Home equity lines of credit		-		-

Total	$	252	$	308

Income that would have been recognized	$	10	$	5

Interest income recognized	$	6	$	6

Interest income foregone	$	-	$	-

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

During the three months ended September 30, 2016 and 2015, there were no trouble debt restructurings, and no trouble debt restructurings that subsequently defaulted.

The following table includes the recorded investment and number of modifications for modified loans, as of September 30, 2015. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

For the Three Months Ended
September 30, 2015

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 2016, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2016 and June 30, 2016:

	Current	30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

	(Dollars in Thousands)
September 30, 2016
First mortgage loans:
1 – 4 family dwellings	$52,379	$22	$	-	$	-	$	252	$	274	$	52,653
Construction	4,397	-		-		-		-		-		4,397
Land acquisition & development	658	-		-		-		-		-		658
Multi-family dwellings	3,895	-		-		-		-		-		3,895
Commercial	1,661	-		-		-		-		-		1,661

Consumer Loans:
Home equity	772	-		-		-		-		-		772
Home equity lines of credit	2,217	-		-		-		-		-		2,217
Other	151	-		-		-		-		-		151

Commercial Loans	1,047	-		-		-		-		-		1,047

Obligations (other than securities and leases) of states and political subdivisions	-	-		-		-		-		-		-

	$67,177	$22	$	-	$	-	$	252	$	274		67,451

Plus: Deferred loan fees												343
Allowance for loan losses												(376)

Net Loans Receivable											$	67,418

	Current	30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

	(Dollars in Thousands)
June 30, 2016
First mortgage loans:
1 – 4 family dwellings	$49,157	$-	$	-	$	-	$	254	$	254	$	49,411
Construction	4,783	-		-		-		-		-		4,783
Land acquisition & development	666	-		-		-		-		-		666
Multi-family dwellings	3,961	-		-		-		-		-		3,961
Commercial	1,592	-		-		-		-		-		1,592

Consumer Loans
Home equity	802	-		-		-		-		-		802
Home equity lines of credit	1,900	-		-		-		-		-		1,900
Other	150	-		-		-		-		-		150

Commercial Loans	1,456	-		-		-		-		-		1,456

Obligations (other than securities and leases) of states and political subdivisions	-	-		-		-		-		-		-

	$64,467	$-	$	-	$	-	$	254	$	254		64,721

Plus: Deferred loan fees												312
Allowance for loan losses												(360)

Net Loans Receivable											$	64,673

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended September 30, 2016. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables presents the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at September 30, 2016 and June 30, 2016.

	September 30, 2016
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial	Obligations (other than securities and leases) of States and Political Subdivisions

	(Dollars in Thousands)
Pass	$4,397	$658	$3,895	$1,661	$1,047	$-
Special Mention	-	-	-	-	-	-
Substandard	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-

Ending Balance	$4,397	$658	$3,895	$1,661	$1,047	$-

		June 30, 2016
		Construction		Land Acquisition & Development Loans		Multi-family Residential		Commercial Real Estate		Commercial		Obligations (other than securities and leases) of States and Political Subdivisions

		(Dollars in Thousands)

Pass	$	4,783	$	666	$	3,961	$	1,592	$	1,456	$	-
Special Mention		-		-		-		-		-		-
Substandard		-		-		-		-		-		-
Doubtful		-		-		-		-		-		-

Ending Balance	$	4,783	$	666	$	3,961	$	1,592	$	1,456	$	-

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended September 30, 2016 and June 30, 2016.

		September 30, 2016

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	52,401	$	3,140
Non-performing		252		-

Total	$	52,653	$	3,140

		June 30, 2016

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	49,157	$	2,852
Non-performing		254		-

Total	$	49,411	$	2,852

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

The Company had no unallocated loss allowance balance at September 30, 2016.

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2016 and 2015. Activity in the allowance is presented for the three months ended September 30, 2016 and 2015.

		As of September 30, 2016
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2016	$	222	$	57	$	7	$	22	$	16	$	29	$	7	$	360
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		34		(11)		-		(1)		1		(5)		(2)		16

Ending ALLL Balance at September 30, 2016	$	256	$	46	$	7	$	21	$	17	$	24	$	5	$	376

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		256		46		7		21		17		24		5		376

	$	256	$	46	$	7	$	21	$	17	$	24	$	5	$	376

	As of September 30, 2015
	First Mortgage Loans
	1 – 4 Family		Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2015	$125	$	63	$9	$30	$34	$37	$6	$304
Charge-offs	-		-	-	-	-	-	-	-
Recoveries	-		-	-	-	-	-	-	-
Provisions	18		9	-	-	(3)	(5)	-	19

Ending ALLL Balance at September 30, 2015	$143	$	72	$9	$30	$31	$32	$6	$323

Individually evaluated for impairment	$-	$	-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	143		72	9	30	31	32	6	323

	$143	$	72	$9	$30	$31	$32	$6	$323

During the three months ended September 30, 2016 the Company’s ALLL increased by $16 thousand. The $16 thousand increase in the ALLL was primarily attributable to a $34 thousand increase in the ALLL associated with the 1 – 4 family segment, which was partially offset by decreases in the construction, consumer and commercial (non-real estate) segments totaling $11 thousand, $5 thousand and $2 thousand respectively. Changes to the ALLL within a particular loan segment during the quarter ended September 30, 2016, were primarily due to changes in associated loan balances.

During the three months ended September 30, 2016, the ALLL associated with the 1 – 4 family and construction loan portfolios increased by $18 thousand and $9 thousand, respectively. The primary reason for the increases in the ALLL associated with these segments were the increases in associated loan balances. The ALLL for consumer loans and commercial real estate loans decreased $5 thousand and $3 thousand, respectively. The decrease in the ALLL associated with consumer loans was primarily due to lower loan balances within this segment, while the decrease in the ALLL associated with commercial real estate loans was primarily due to the payoff of one non-performing loan in this segment. The decrease in the ALLL associated with the commercial (non-real estate) loan segment was primarily related to the lower loan balances within this segment.

During the fiscal year ended June 30, 2016, the Company also increased its ALLL reserve factors, due to increases in associated loan balances and qualitative factors throughout fiscal 2016, for the following loan segments:

Loan Segment	09/30/2016 Factor	09/30/2015 Factor
1 – 4 family	0.40%	0.35%
Construction:
1 – 4 family	0.75%	0.75%
5+ family	1.00%	1.00%

10.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of September 30, 2016 and June 30, 2016

	Maturity range		Weighted- average	Stated interest rate range		September 30,	June 30,
Description	from	to	interest rate [5]	from	to	2016	2016
						(Dollars in Thousands)

Convertible	07/27/17	07/27/17	4.26%	4.26%	4.26%	$10,000	$10,000
Adjustable	08/11/17	09/01/17	0.67%	0.67%	0.69%	6,109	6,109

Total						$16,109	$16,109

Maturities of FHLB long-term advances at September 30, 2016, are summarized as follows:

Maturing During Fiscal Year Ended June 30:	Amount	Weighted- Average Interest Rate
(Dollars in Thousands)

2017	$-	-%
2018	16,109	2.90
2019	-	-
2020	-	-
2021 and thereafter	-	-

Total	$16,109	2.90%

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

[5]	As of September 30, 2016.

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016

	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$141,638	$144,027
Average balance	138,042	47,413
Maximum month-end balance	141,637	144,027
Average interest rate	0.59%	0.50%
Weighted-average rate	0.59%	0.54%

At September 30, 2016, the Company had remaining borrowing capacity with the FHLB of approximately $12.8 million.

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

The following table presents information regarding other borrowings as of September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016

	(Dollars in Thousands)
Other short-term borrowings:
Ending balance	$-	$-
Average balance	-	2,748
Maximum month-end balance	-	9,700
Average interest rate	-%	0.51%
Weighted-average rate	-%	-%

The remaining contractual maturity of repurchase agreements in the consolidated balance sheet as of September 30, 2016 is presented in the following table.

Remaining Contractual Maturity of the Repurchase Agreements
	Overnight and Continuous	Up to 30 Days	30 – 90 Days	Greater than 90 Days	Total
September 30, 2016
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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of September 30, 2016 and June 30, 2016, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2016
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$-	$2,038	$-	$2,038
Corporate securities	-	94,306	-	94,306
Foreign debt securities [6]	-	3,001	-	3,001

	$-	$99,345	$-	$99,345

[6]	U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

	June 30, 2016
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$-	$2,041	$-	$2,041
Corporate securities	-	96,852	-	96,852
Foreign debt securities [7]	-	8,783	-	8,783

	$-	$107,676	$-	$107,676

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

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information. The Company has no Level I, Level II or Level III impaired loans at September 30, 2016 and June 30, 2016.

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair values as of September 30, 2016 and June 30, 2016, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2016
		Level I		Level II		Level III		Total
(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	-	$	-

Total	$	-	$	-	$	-	$	-

[7]	U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

June 30, 2016
		Level I		Level II		Level III		Total
(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	-	$	-

Total	$	-	$	-	$	-	$	-

For Level III assets measured at fair value on a recurring and non-recurring basis as of September 30, 2016 and June 30, 2016, the significant observable inputs used in the fair value measurements would be as follows:

Fair Value at
		September 30, 2016	June 30, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

(Dollars in Thousands)

Impaired loans	$	-	$-	Appraisal of collateral[8]	Discounted appraisal[9]	0%/0%

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

[8]	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.
[9]	Appraisals may be adjusted by management for qualitative factors such as economic conditions. The range and weighted average of appraisal adjustments are presented as a percentage of the appraisals.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	September 30, 2016
	Carrying Amount		Fair Value		Level I		Level II		Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$3,671	$	3,671	$	3,671	$	-	$	-
Certificates of deposit	7,885		7,885		7,885		-		-
Investment securities – available for sale	99,345		99,345		-		99,345		-
Investment securities – held to maturity	8,686		9,056		-		9,056		-
Mortgage-backed securities – held to maturity:
Agency	133,041		133,055		-		133,055		-
Private-label	1,366		1,609		-		-		1,609
Net loans receivable	67,418		69,624		-		-		69,624
Accrued interest receivable	1,478		1,478		1,478		-		-
FHLB stock	6,615		6,615		6,615		-		-
Bank owned life insurance	4,443		4,443		4,443		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$22,193	$	22,193	$	22,193	$	-	$	-
NOW accounts	21,786		21,786		21,786		-		-
Savings accounts	46,107		46,107		46,107		-		-
Money market accounts	23,433		23,433		23,433		-		-
Certificates of deposit	28,956		28,921		-		-		28,921
Advance payments by borrowers for taxes and insurance	562		562		562		-		-
FHLB long-term advances – fixed rate	10,000		10,478		-		-		10,478
FHLB long-term advances – variable rate	6,109		6,109		6,109		-		-
FHLB short-term advances	141,638		141,638		141,638		-		-
Accrued interest payable	181		181		181		-		-

		June 30, 2016
		Carrying Amount	Fair Value		Level I		Level II		Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	2,343	$2,343	$	2,343	$	-	$	-
Certificates of deposit		350	350		350		-		-
Investment securities – available for sale		107,676	107,676		-		107,676		-
Investment securities – held to maturity		9,523	9,990		-		9,990		-
Mortgage-backed securities – held to maturity:
Agency		135,957	135,976		-		135,976		-
Private-label		1,459	1,703		-		-		1,703
Net loans receivable		64,673	67,335		-		-		67,335
Accrued interest receivable		1,508	1,508		1,508		-		-
FHLB stock		6,599	6,599		6,599		-		-
Bank owned life insurance		4,410	4,410		4,410		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	17,284	$17,284	$	17,284	$	-	$	-
NOW accounts		22,201	22,201		22,201		-		-
Savings accounts		47,232	47,232		47,232		-		-
Money market accounts		23,050	23,050		23,050		-		-
Certificates of deposit		30,250	30,241		-		-		30,241
Advance payments by borrowers for taxes and insurance		1,261	1,261		1,261		-		-
FHLB long-term advances – fixed rate		10,000	10,498		-		-		10,498
FHLB long-term advances - variable rate		6,109	6,109		6,109		-		-
FHLB short-term advances		144,027	144,027		144,027		-		-
Accrued interest payable		189	189		189		-		-

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

FORWARD LOOKING STATEMENTS

In the normal course of business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by us, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipated,” “believe,” ”expect,” ”intend,” “plan,” “estimate” or similar expressions.

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2016.

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

FINANCIAL CONDITION

The Company’s assets totaled $335.056 million at September 30, 2016, as compared to $335.723 million at June 30, 2016. The $0.667 million or 0.20% decrease in total assets was primarily comprised of an $8.331 million decrease in investment securities available for sale, a $3.009 million decrease in mortgage-backed securities, and an $0.837 million decrease in investment securities held to maturity, which were partially offset by a $7.535 million increase in certificates of deposit, a $2.745 million increase in net loans receivable and a $1.328 million increase in total cash and cash equivalents. The decreases in investment securities available for sale were primarily due to repayments on investment grade fixed rate corporate bonds totaling $18.3 million which were partially offset by purchases of investment grade corporate bonds totaling $10.6 million. The decrease in mortgage-backed securities was principally attributable to repayments totaling $11.0 million. The increase in certificates of deposit was primarily attributable to purchases of large dollar floating rate certificates of deposit. The certificates of deposit purchased reprice on a quarterly basis with various margins above the 3-month U.S. LIBOR index. The certificates also qualify for a 20% risk-weight under the Basel III risk-based capital regulations. The increase in net loans receivable was primarily attributable to increases in the single-family owner occupied segment of the loan portfolio. The increase in total cash and cash equivalents was primarily due to seasonal increases in demand deposits of local real estate tax collectors. See Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

The Company’s total liabilities decreased $0.594 million or 0.20% to $302.044 million as of September 30, 2016 from $302.638 million as of June 30, 2016. The $0.594 million decrease in total liabilities was primarily comprised of a $2.389 million or 1.66% decrease in FHLB short-term advances, which was partially offset by a $1.759 million or 1.25% increase in total deposits. The decrease in FHLB short-term advances was primarily a result of repaying such advances with funds generated by deposit growth and cash equivalents. The increase in total deposits was primarily attributable to increases in non-interest bearing accounts and money market accounts, totaling $4.909 million and $0.383 million, respectively, which were partially offset by decreases in certificates of deposit, passbook savings and NOW accounts totaling $1.294 million, $1.125 million and $0.415 million, respectively. Management believes that most of the changes in total savings deposits is attributable to seasonal local and school real estate tax obligations. See also Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

Total stockholders’ equity decreased $0.73 million or 0.22% to $33.012 million as of September 30, 2016, from $33.085 million as of June 30, 2016. The decrease was primarily attributable to purchases of Treasury Stock totaling $0.359 million, cash dividends paid on the Company’s common stock and other comprehensive loss of $0.031 million which were partially offset by Company net income of $0.398 million. The other comprehensive loss was primarily attributable to a $53 thousand unrealized holding loss (net of tax) on the Company’s available for sale investment portfolio, which was partially offset by a $22 thousand (net of tax) reversal of unrealized holding losses on three private-label CMOs with previously identified OTTI.

RESULTS OF OPERATIONS

General.     WVS reported net income of $398 thousand or $0.21 earnings per share (basic and diluted) for the three months ended September 30, 2016. Net income increased by $87 thousand or 27.97% and earnings per share (basic and diluted) increased $0.05 or 31.25% for the three months ended September 30, 2016, when compared to the same period in 2015. The increase in net income for the three months ended September 30, 2016 was primarily attributable to a $78 thousand increase in net interest income, a $9 thousand decrease in non-interest expense, a $6 thousand decrease in income tax expense and a $3 thousand decrease in the provisions for loan losses, which were partially offset by a $9 thousand decrease in non-interest expense.

Net Interest Income.     The Company’s net interest income increased by $78 thousand or 5.88% for the three months ended September 30, 2016, when compared to the same period in 2015. The increase in net interest income is attributable to a $140 thousand increase in interest and dividend income, which was partially offset by a $62 thousand increase in interest expense. The increase in interest income was primarily attributable to higher average balances of loans outstanding, and higher yields earned on the Company’s mortgage-backed and investment securities portfolio, which were partially offset by lower average balances in the Company’s mortgage-backed and investment securities portfolio and lower yields earned on the Company’s loan portfolio and Federal Home Loan Bank (FHLB) stock for the quarter ended September 30, 2016, when compared to the same period in 2015. The increase in interest expense was primarily attributable to higher rates paid on FHLB advances and higher average balances of, FHLB advances outstanding during the three months ended September 30, 2016, when compared to the same period in 2015.

Interest Income.     Interest income on net loans receivable increased $112 thousand or 21.46% for the three months ended September 30, 2016, when compared to the same period in 2015. The increase for the three months ended September 30, 2016 was primarily attributable to a $17.383 million increase in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 43 basis points in the weighted average yield earned on net loans receivable for the three months ended September 30, 2016, when compared to the same period in 2015. The increase in the average balance of loans outstanding was primarily attributable to loan originations in excess of repayments, while the decrease in the average yield earned on net loans receivable was primarily attributable to lower rates on new loans originated. During fiscal 2015, 2016 and into fiscal 2017, the Company enjoyed higher demand for single-family home purchase loans. Substantially all of our loan originations and purchases were fixed-rate with a mix of 15, 20, and 30 year terms.

Interest income on mortgage-backed securities increased $32 thousand or 6.23% for the three months ended September 30, 2016, when compared to the same period in 2015. The increase for the three months ended September 30, 2016 was primarily attributable to a 27 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, which was partially offset by a $18.2 million decrease in the average balance of U.S. Government agency mortgage-backed securities, for the three months ended September 30, 2016, when compared to the same period in 2015. The decrease in the average balances of U.S. Government agency and private-label mortgage-backed securities during the three months ended September 30, 2016 was attributable to principal paydowns of U.S. Government agency and private-label mortgage-backed securities during the period.

Interest income on certificates of deposit increased $7 thousand or 350.00% for the three months ended September 30, 2016 when compared to the same period in 2015. The increase for the three months ended September 30, 2016 was primarily attributable to a $2.345 million increase in the average balance of certificates of deposit partially offset by a 95 basis point decline in the average yield earned on certificates of deposit. During the three months ended September 30, 2016 the Company began to purchase large dollar floating rate certificates of deposit to better position itself for a possible increase in market interest rates. The decrease in yield earned during the three months ended September 30, 2016 was attributable to lower variable rate yields earned on new CD purchases when compared to higher fixed rate yields earned during the same period in 2015.

Interest income on investment securities increased $2 thousand or 0.39% for the three months ended September 30, 2016, when compared to the same period in 2015. The increase for the three months ended September 30, 2016 was primarily attributable to a 4 basis point increase in the weighted average yield on investment securities, which was partially offset by a $1.510 million decrease in the average balance of investment securities, when compared to the same period in 2015.

Interest income on FHLB stock decreased $13 thousand or 14.13% for the three months ended September 30, 2016, when compared to the same period in 2015. The decrease in dividends on FHLB stock for the three months ended September 30, 2016 was attributable to a 93 basis point decrease in the yield earned on FHLB stock, which was partially offset by a $145 thousand increase in the average balance of FHLB stock held during the three months ended September 30, 2016, when compared to the same period in 2015.

Interest Expense.     Interest paid on FHLB short-term advances increased $174 thousand or 621.43% for the three months ended September 30, 2016, when compared to the same period in 2015. The increase for the three months ended September 30, 2016 was primarily attributable to a $106.366 million increase in the average balance of FHLB short-term advances outstanding, and a 24 basis point increase in the weighted average rate paid on FHLB short-term advances, for the three months ended September 30, 2016, when compared to the same period in 2015.

Interest paid on FHLB long-term advances decreased $109 thousand or 48.44% for the three months ended September 30, 2016, when compared to the same period in 2015. The decrease for the three months ended September 30, 2016 was primarily attributable to a $101.696 million decrease in the average balance of FHLB long-term advances, which was partially offset by a 14 basis point increase in the yield paid on FHLB long-term variable rate advances for the three months ended September 30, 2016, when compared to the same period in 2015.

Interest on other short-term borrowings decreased $6 thousand or 100.0% for the three months ended September 30, 2016, when compared to the same period in 2015. The decrease for the three months ended September 30, 2016 was primarily attributable to a $6.317 million decrease in the average balance of other short-term borrowings outstanding for the three months ended September 30, 2016, when compared to the same period in 2015.

Interest expense on deposits increased $3 thousand or 5.77% for the three months ended September 30, 2016, when compared to the same period in 2015. The increase in interest expense on deposits for the three months ended September 30, 2016 was primarily attributable to a 6 basis point increase in the weighted average rate paid on time deposits and a 2 basis point increase in the weighted average rate paid on money market accounts, which was partially offset by a $1.659 million decrease in the average balance of time deposits for the three months ended September 30, 2016, when compared to the same period in 2015.

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

Provisions for loan losses decreased $3 thousand for the three months ended September 30, 2016, when compared to the same period in 2015. The decrease in the provision for loan losses for the three months ended September 30, 2016, was primarily attributable to lower average volumes of loans within the multi-family and commercial loan segments when compared to the same period in 2015. At September 30, 2016, the Company’s total allowance for loan losses amounted to $376 thousand or 0.55% of the Company’s total loan portfolio, as compared to $360 thousand or 0.55% at June 30, 2016. At September 30, 2016, the Company’s non-performing loans totaled $252 thousand as compared to $254 thousand at June 30, 2016.

Non-Interest Income.     Non-interest income decreased by $9 thousand or 6.47% for the three months ended September 30, 2016, when compared to the same period in 2015. The decrease for the three months ended September 30, 2016 was primarily attributable to decreases in service charges on deposits and automated teller machine fee income for the three months ended September 30, 2016, when compared to the same period in 2015.

Non-Interest Expense.     Non-interest expense decreased $9 thousand or 0.95% for the three months ended September 30, 2016, when compared to the same period in 2015. The decrease for the three months ended September 30, 2016 was principally attributable to an $8 thousand decrease in legal expenses associated with past due loans, when compared to the same period in 2015.

Income Tax Expense.     Income tax expense decreased $6 thousand for the three months ended September 30, 2016, when compared to the same period in 2015. The decrease for the three months ended September 30, 2016 was primarily due to lower levels of taxable income during the three months ended September 30, 2016, when compared to the same period in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.191 million during the three months ended September 30, 2016. Net cash provided by operating activities was primarily comprised of net income of $398 thousand, a $30 thousand decrease in accrued interest receivable, $597 thousand of amortization of investment premiums, a $13 thousand increase in accrued income taxes, $24 thousand of depreciation expense, and a $16 thousand increase in the provision for loan losses.

Primary sources of funds during the three months ended September 30, 2016 included proceeds from investments and mortgage-backed securities in the held-to-maturity portfolio totaling $0.833 million and $11.045 million, respectively, and proceeds from investment securities in the available-for-sale portfolio totaling $18.280 million. Funds provided by investing activities totaled $1.207 million during the three months ended September 30, 2016. Primary uses of funds during the three months ended September 30, 2016 included purchases of investment securities available for sale totaling $10.649 million, purchases of mortgage-backed investment securities held to maturity totaling $7.984 million, purchases of certificates of deposit totaling $7.635 million and an increase in net loans receivable totaling $2.747 million.

Funds used for financing activities totaled $1.070 million for the three months ended September 30, 2016. The primary uses of cash included a $2.389 repayment of FHLB short-term borrowings, a $1.294 decrease in certificates of deposit, a $699 decrease in borrower tax and insurance escrows, $359 thousand of treasury stock purchases and $81 thousand of cash dividends paid which was partially offset by a $3.752 million increase in transaction and savings accounts. Management believes that a significant portion of our local maturing deposits will remain with the Company. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at September 30, 2016 totaled $22.819 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At September 30, 2016, total approved loan commitments outstanding were $6.546 million. At the same date, commitments under unused lines of credit amounted to $5.885 million and the unadvanced portion of construction loans approximated $1.755 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $99.345 million at September 30, 2016. In addition, the Company had $7.885 million of certificates of deposit at September 30, 2016. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On October 25, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share, payable on November 17, 2016, to shareholders of record at the close of business on November 7, 2016. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of September 30, 2016, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $33.281 million or 18.72%, $33.281 million or 18.72%, and $33.714 million or 18.97%, respectively, of total risk-weighted assets, and Tier I leverage capital of $33.281 million or 9.8% of average quarterly assets.

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

The Company’s nonperforming assets at September 30, 2016 totaled $252 thousand or 0.08% of total assets as compared to $254 thousand or 0.08% of total assets at June 30, 2016. Nonperforming assets at September 30, 2016 consisted of one single-family real estate loan totaling $252 thousand. The loan is currently under a bankruptcy order and making payments as agreed.

The $2 thousand decrease in nonperforming assets during the three months ended September 30, 2016 was attributable to principal repayments on one non-accrual single-family real estate loan.

During the three months ended September 30, 2016, the Company collected $6 thousand of interest income on non-accrual loans. Approximately $10 thousand of interest income would have been recorded during the three months ended September 30, 2016, on non-accrual loans if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the three months ended September 30, 2016.

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

During the fiscal years 2013-2016 and into fiscal year 2017, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve, continued above normal levels of monetary accommodation including quantitative easing and targeted asset purchase programs. The desired outcomes of these programs are to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.

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

	Dollars in Thousands
	September 30,	June 30,
	2016	2016	2015
Interest-earning assets maturing or repricing within one year	$265,049	$260,710	$227,461
Interest-bearing liabilities maturing or repricing within one year	241,258	235,345	228,335

Interest sensitivity gap	$ 23,791	$ 25,365	$ (874)

Interest sensitivity gap as a percentage of total assets	7.1%	7.56%	-0.27%
Ratio of assets to liabilities maturing or repricing within one year	109.86%	110.78%	99.62%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at September 30, 2016. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

(Dollars in Thousands)

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
Base Case Up 200 bp
Cumulative Gap ($’s)	$(1,809)	$12,790	$17,470	$20,892	$22,215	$24,083	$26,522
% of Total Assets	-0.5%	3.8%	5.2%	6.2%	6.6%	7.2%	7.9%
Base Case Up 100 bp
Cumulative Gap ($’s)	$(1,128)	$14,090	$19,820	$24,846	$27,253	$29,981	$26,522
% of Total Assets	-0.3%	4.2%	5.9%	7.4%	8.1%	8.9%	7.9%
Base Case No Change
Cumulative Gap ($’s)	$71	$16,337	$23,791	$30,993	$34,556	$37,380	$26,522
% of Total Assets	0.0%	4.9%	7.1%	9.3%	10.3%	11.2%	7.9%
Base Case Down 100 bp
Cumulative Gap ($’s)	$776	$17,635	$25,992	$34,121	$37,987	$40,345	$26,522
% of Total Assets	0.2%	5.3%	7.8%	10.2%	11.3%	12.0%	7.9%
Base Case Down 200 bp
Cumulative Gap ($’s)	$781	$17,644	$26,008	$34,142	$38,010	$40,364	$26,522
% of Total Assets	0.2%	5.3%	7.8%	10.2%	11.3%	12.0%	7.9%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2016. This analysis was done assuming that the interest-earning assets will average approximately $327.259 million and $328.847 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at September 30, 2016. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	September 30, 2017					September 30, 2018
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-12.3%	-8.4%	-	3.87%	6.7%	-21.3%	-14.5%	-	8.7%	16.6%
Return on average equity	3.54%	3.99%	4.94%	5.37%	5.70%	2.84%	3.63%	5.24%	6.19%	7.04%
Return on average assets	0.35%	0.40%	0.50%	0.54%	0.57%	0.29%	0.37%	0.55%	0.65%	0.74%
Market value of equity (in thousands)	$37,350	$37,442	$38,210	$38,442	$37,910

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at September 30, 2016. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2016.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and development loans	$1,755
Undisbursed lines of credit	$5,885
Loan origination commitments	$6,566
Letters of credit	$-

$14,206

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2016, the Savings Bank had no performance standby letters of credit outstanding. In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank’s policy is to maintain adequate collateral that could be liquidated to fund such contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

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

During the quarter ended September 30, 2016, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

(a) The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b) Not applicable.

ITEM 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended September 30, 2016.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
07/01/16 – 07/31/16	-	-	-	$568,600
08/01/16 – 08/31/16	-	-	-	$568,600
09/01/16 – 09/30/16	-	-	-	$568,600
Total	-	-	-	$568,600

(1)	All shares indicated were purchased under the Company’s ESOP Stock Purchase Program.
(2)	Shares purchased using funds borrowed from the Company.
(3)	ESOP Stock Purchase Program
(a)	Announced March 31, 2016.
(b)	$750,000 of common shares approved for purchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has approximately $568,600 of shares remaining to be purchased at September 30, 2016.
(e)	Not applicable.

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended September 30, 2016.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2) (3)
07/01/16 – 07/31/16	30,000	$11.60	30,000	93,744
08/01/16 – 08/31/16	985	$11.80	985	92,759
09/01/16 – 09/30/16	-	-	-	92,759
Total	30,985	$11.61	30,985	92,759

(1)	22,944 shares were purchased under the Company’s reopened Tenth Stock Repurchase Program. 8,041 shares were purchased under the Company’s Eleventh Stock Repurchase Program.
(2)	Tenth Stock Repurchase Program
(a)	Announced April 30, 2014.
(b)	41,745 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has expired and has no shares remaining to be purchased at September 30, 2016.
(e)	Not applicable.
(3)	Eleventh Stock Repurchase Program
(a)	Announced October 27, 2015.
(b)	100,800 common shares approved for purchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 92,759 common shares remaining to be purchased at September 30, 2016.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

November 14, 2016	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

November 14, 2016	BY:	/s/ Linda K. Butia
Date		Linda K. Butia Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)