Form 10-Q
period 2016-12-31
WVS FINANCIAL CORP
filed 2017-02-13
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Shares outstanding as of February 10, 2017: 2,008,144 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands, except share and per share data)

	December 31, 2016	June 30, 2016
Assets
Cash and due from banks	$ 2,060	$ 2,042
Interest-earning demand deposits	326	301

Total cash and cash equivalents	2,386	2,343
Certificates of deposit	10,385	350
Trading Securities	920	-
Investment securities available-for-sale (amortized cost of $106,773 and $107,556)	106,754	107,676
Investment securities held-to-maturity (fair value of $8,861 and $9,990)	8,684	9,523
Mortgage-backed securities held-to-maturity (fair value of $124,463 and $137,679)	123,273	137,416
Net loans receivable (allowance for loan losses of $395 and $360)	74,146	64,673
Accrued interest receivable	1,314	1,508
Federal Home Loan Bank (FHLB) stock, at cost	6,778	6,599
Premises and equipment, net	496	542
Bank owned life insurance	4,476	4,410
Deferred tax assets (net)	442	406
Other assets	81	277

TOTAL ASSETS	$ 340,135	$ 335,723

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 20,190	$ 17,284
NOW accounts	23,668	22,201
Savings accounts	45,696	47,232
Money market accounts	22,716	23,050
Certificates of deposit	29,934	30,250
Advance payments by borrowers for taxes and insurance	1,230	1,261

Total deposits	143,434	141,278
Federal Home Loan Bank advances: short-term	146,074	144,027
Federal Home Loan Bank advances: long-term – fixed rate	10,000	10,000
Federal Home Loan Bank advances: long-term – variable rate	6,109	6,109
Accrued interest payable	166	189
Other liabilities	1,028	1,035

TOTAL LIABILITIES	306,811	302,638

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued, shares outstanding	38	38
Additional paid-in capital	21,485	21,485
Treasury stock: 1,797,492 and 1,766,507 shares at cost, respectively	(27,264)	(26,905)
Retained earnings, substantially restricted	40,821	40,189
Accumulated other comprehensive loss	(285)	(238)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,471)	(1,484)

TOTAL STOCKHOLDERS’ EQUITY	33,324	33,085

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 340,135	$ 335,723

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$ 668	$ 567	$ 1,303	$ 1,089
Investment securities—taxable	503	461	1,012	968
Mortgage-backed securities	524	509	1,070	1,023
Certificates of deposit	34	2	43	3
Interest-earning demand deposits	-	-	-	1
Trading securities	2	-	2	-
FHLB Stock	83	83	162	174

Total interest and dividend income	1,814	1,622	3,592	3,258

INTEREST EXPENSE:
Deposits	54	54	110	106
Federal Home Loan Bank advances – long-term – fixed rate	109	142	218	284
Federal Home Loan Bank advances – long-term – variable rate	18	91	26	173
Federal Home Loan Bank advances – short-term	215	32	415	60
Other short-term borrowings	-	1	-	8

Total interest expense	396	320	769	631

NET INTEREST INCOME	1,418	1,302	2,823	2,627
PROVISION FOR LOAN LOSSES	18	28	35	47

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,400	1,274	2,788	2,580

NON-INTEREST INCOME:
Service charges on deposits	35	41	72	84
Earnings on Bank Owned Life Insurance	33	33	66	67
Market losses on trading securities	(41)	-	(41)	-
Investment securities gains	-	21	-	21
Other	80	61	140	124

Total non-interest income	107	156	237	296

NON-INTEREST EXPENSE:
Salaries and employee benefits	541	565	1,084	1,108
Occupancy and equipment	81	80	163	164
Data processing	54	56	109	114
Correspondent bank service charges	10	10	20	20
Federal deposit insurance premium	12	49	61	98
Other	218	184	413	383

Total non-interest expense	916	944	1,850	1,887

INCOME BEFORE INCOME TAXES	591	486	1,175	989
INCOME TAX EXPENSE	196	193	382	385

NET INCOME	$ 395	$ 293	$ 793	$ 604

EARNINGS PER SHARE:
Basic	$ 0.21	$ 0.15	$ 0.42	$ 0.32
Diluted	$ 0.21	$ 0.15	$ 0.42	$ 0.32

AVERAGE SHARES OUTSTANDING:
Basic	1,881,086	1,910,190	1,878,623	1,909,726
Diluted	1,881,086	1,910,190	1,878,623	1,909,726

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

NET INCOME	$395	$293	$793	$604

OTHER COMPREHENSIVE INCOME (LOSS)

Investment securities available for sale not other-than-temporarily impaired:
Losses arising during the year	(58)	(211)	(138)	(199)
Less: Income tax effect	20	72	47	68

	(38)	(139)	(91)	(131)

Gains recognized in earnings	-	(21)	-	(21)
Less: Income tax effect	-	(7)	-	(7)

	-	(14)	-	(14)

Unrealized holdings losses on securities available for sale not other-than-temporarily impaired, net of tax	(38)	(153)	(91)	(145)

Investment securities held to maturity other-than-temporarily impaired:
Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	37	45	70	99
Less: Income tax effect	(15)	(16)	(26)	(34)

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	22	29	44	65

Unrealized holdings losses on securities, net	(16)	(124)	(47)	(80)

Other comprehensive loss	(16)	(124)	(47)	(80)

COMPREHENSIVE INCOME	$379	$169	$746	$524

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2016	$ 38	$ 21,485	$ (26,905)	$ 40,189	$ (238)	$ (1,484)	$33,085

Net income				793			793

Other comprehensive loss					(47)		(47)

Purchase of treasury stock (30,985 shares)			(359)				(359)

Release of ESOP shares						13	13

Cash dividends declared ($0.08 per share)				(161)			(161)

Balance December 31, 2016	$ 38	$ 21,485	$ (27,264)	$ 40,821	$ (285)	$ (1,471)	$33,324

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	December 31,
	2016	2015
OPERATING ACTIVITIES

Net income	$793	$604
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	35	47
Depreciation	49	49
Gain on sale of investment securities	-	(21)
Amortization of discounts, premiums and deferred loan costs	1,105	1,048
Trading losses	41	-
Purchase of trading securities	(961)	-
Deferred income taxes	(36)	(39)
Increase (decrease) in prepaid/accrued income taxes	(35)	15
Earnings on bank owned life insurance	(66)	(67)
(Increase) decrease in accrued interest receivable	194	(235)
Increase (decrease) in accrued interest payable	(23)	12
Increase in deferred director compensation payable	17	14
Other, net	84	137

Net cash provided by operating activities	1,197	1,564

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	(42,256)	(37,399)
Proceeds from repayments of investments	42,029	9,714
Sale of investment securities	-	1,024
Held-to-maturity:
Purchases of investment securities	-	(9,358)
Purchases of mortgage-backed securities	(7,984)	(6,750)
Proceeds from repayments of investments	833	34,966
Proceeds from repayments of mortgage-backed securities	22,218	17,473
Purchase of certificates of deposit	(10,135)	(100)
Maturities/redemptions of certificates of deposit	100	100
Increase in net loans receivable	(9,472)	(11,667)
Purchase of FHLB stock	(4,007)	(3,167)
Redemption of FHLB stock	3,828	3,315
Acquisition of premises and equipment	(3)	(7)

Net cash used for investing activities	(4,849)	(1,856)

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	December 31,
	2016	2015
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$2,503	$4,243
Net decrease in certificates of deposit	(316)	(1,768)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(31)	53
Proceeds from FHLB long-term advances – variable rate	-	-
Net increase (decrease) in FHLB short-term advances	2,046	(2,697)
Purchase of treasury stock	(359)	(19)
Release of ESOP shares	13	25
Cash dividends paid	(161)	(244)

Net cash provided by (used for) financing activities	3,695	(407)

Increase (decrease) in cash and cash equivalents	43	(699)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,343	3,573

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,386	$2,874

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and borrowings	$792	$619
Income taxes	$376	$367

Non-cash items:
Unsettled security purchases	$-	$549
Bonds received from issuer exchange offer	$-	$1,002
Educational Improvement Tax Credit	$49	$-

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2016, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through

965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815), which rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016, Emerging Issues Task Force meeting. This Update did not have a significant impact on the Company’s financial statements.

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

In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which represents changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification. The amendments make the Accounting Standards Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update. This Update is not expected to have a significant impact on the Company’s financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers “ASU 2016-20”. This Update, among others things, clarifies that guarantee fees within the scope of Topic 460, Guarantees, (other than product or service warranties) are not within the scope of Topic 606. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for the new revenue recognition guidance. For public entities with a calendar year-end, the new guidance is effective in the quarter and year beginning January 1, 2018. For all other entities with a calendar year-end, the new guidance is effective in the year ending December 31, 2019, and interim periods in 2020. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business “ASU 2017-01”, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update should be applied prospectively on or after the effective date. This Update is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Weighted average common shares issued	3,805,636	3,805,636	3,805,636	3,805,636
Average treasury stock shares	(1,797,492)	(1,766,507)	(1,793,768)	(1,766,429)
Average unallocated ESOP shares	(127,058)	(128,939)	(133,245)	(129,481)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,881,086	1,910,190	1,878,623	1,909,726
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-	-	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,881,086	1,910,190	1,878,623	1,909,726

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At December 31, 2016, and 2015, there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and six month periods.

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

During the six month periods ended December 31, 2016 and 2015, the Company recorded $0 in compensation expense related to our share-based compensation awards. As of December 31, 2016, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

The Company had no non-vested stock options outstanding at December 31, 2016 and 2015. There were no stock options exercised or issued during the six months ended December 31, 2016 and 2015.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
December 31, 2016

AVAILABLE FOR SALE
Corporate debt securities	$	98,415	$	67	$	(61)	$	98,421
Foreign debt securities [1]		7,028		-		(1)		7,027
Obligations of states and political subdivisions		1,330		-		(24)		1,306

Total	$	106,773	$	67	$	(86)	$	106,754

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
December 31, 2016

HELD TO MATURITY
U.S. government agency securities	$	625	$	-	$	(6)	$	619
Corporate debt securities		2,703		148		-		2,851
Obligations of states and political subdivisions		5,356		35		-		5,391

Total	$	8,684	$	183	$	(6)	$	8,861

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2016

AVAILABLE FOR SALE
Corporate debt securities	$	96,742	$	150	$	(40)	$	96,852
Foreign debt securities [1]		8,780		5		(2)		8,783
Obligations of states and political subdivisions		2,034		7		-		2,041

Total	$	107,556	$	162	$	(42)	$	107,676

[1]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2016

HELD TO MATURITY
U.S. government agency securities	$	625	$	5	$	-	$	630
Corporate debt securities		3,543		228		-		3,771
Obligations of states and political subdivisions [2]		5,355		234		-		5,589

Total	$	9,523	$	467	$	-	$	9,990

There were no sales of investment securities for the three and six months ended December 31, 2016.

During the three and six months ended December 31, 2015, the Company recorded gross realized investment securities gains of $21 thousand. Proceeds from sales of investment during the three and six months ended December 31, 2015 were $1.0 million.

The amortized cost and fair values of debt securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$	70,872	$	33,897	$	2,004	$	-	$	106,773
Fair value		70,862		33,861		2,031		-		106,754

HELD TO MATURITY
Amortized cost	$	2,032	$	3,822	$	2,205	$	625	$	8,684
Fair value		2,073		3,948		2,221		619		8,861

At December 31, 2016, investment securities with amortized costs of $126.125 million, and fair values of $127.063 million were pledged to secure borrowings with the Federal Home Loan Bank (“FHLB”). Of the securities pledged, $5.599 million of amortized cost was excess collateral at the FHLB. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

As of December 31, 2016, investment securities with amortized costs of $3.053 million and fair values of $3.195 million were pledged to secure future borrowings with the Federal Reserve Bank of Cleveland (FRBC). Since the Company had no FRBC borrowings outstanding on December 31, 2016, all FRBC collateral pledges may be withdrawn by the Company at any time.

As of December 31, 2016, no investment securities were pledged to secure broker repurchase agreements.

[2]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

6.	MORTGAGE-BACKED SECURITIES

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

At December 31, 2016, the Company’s Agency CMOs totaled $122.005 million as compared to $135.957 million at June 30, 2016. The Company’s private-label CMOs totaled $1.268 million at December 31, 2016 as compared to $1.459 million at June 30, 2016. The $13.952 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency and private-label CMOs which totaled $21.957 million and $261 thousand, respectively, which were partially offset by purchases of U.S. Government agency CMOs totaling $7.984 million. At December 31, 2016, approximately $123.273 million or 100.0% (book value) of the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments, as compared to $137.416 million or 100.0% at June 30, 2016. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at December 31, 2016. During the six months ending December 31, 2016, the Company reversed $38 thousand of non-credit unrealized holding losses on its three private-label CMOs with OTTI due to principal repayments. During the six months ended December 31, 2016, the Company recorded no additional credit impairment charges on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of December 31, 2016. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At December 31, 2016
		Rating			Book Value	Fair Value[3]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$697	$903	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	142	320	39
126694KF4	CWHL SER 24 A15	D	N/A	D	283	160	79
126694MP0	CWHL SER 26 1A5	D	N/A	D	146	158	36

					$1,268	$1,541	$355

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
December 31, 2016
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	122,005	$	1,279	$	(362)	$	122,922
Private-label		1,268		273		-		1,541

Total	$	123,273	$	1,552	$	(362)	$	124,463

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
June 30, 2016
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	135,957	$	932	$	(913)	$	135,976
Private-label		1,459		244		-		1,703

Total	$	137,416	$	1,176	$	(913)	$	137,679

3 Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost and fair value of the Company’s mortgage-backed securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
					(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$-	$	-	$	301	$	122,972	$	123,273
Fair value	-		-		309		124,154		124,463

At December 31, 2016, mortgage-backed securities with amortized costs of $150.3 million and fair values of $150.4 million were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $32.2 million of fair value was excess collateral. At June 30, 2016 mortgage-backed securities with an amortized cost of $127.6 million and fair values of $127.6 million, were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $16.7 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component, for the three and six months ended December 31, 2016 and 2015.

	Three Months Ended December 31, 2016
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – September 30, 2016	$25	$(294)	$(269)

Other comprehensive income (loss) before reclassifications	(38)	22	(16)

Amounts reclassified from accumulated other comprehensive loss	-	-	-

Net current-period other comprehensive income (loss)	(38)	22	(16)

Ending Balance – December 31, 2016	$(13)	$(272)	$(285)

	Six Months Ended December 31, 2016
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2016	$78	$(316)	$(238)

Other comprehensive income (loss) before reclassifications	(91)	44	(47)

Amounts reclassified from accumulated other comprehensive loss	-	-	-

Net current-period other comprehensive income (loss)	(91)	44	(47)

Ending Balance – December 31, 2016	$(13)	$(272)	$(285)

	Three Months Ended December 31, 2015
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – September 30, 2015	$(27)	$(390)	$(417)

Other comprehensive income (loss) before reclassifications	(139)	29	(110)

Amounts reclassified from accumulated other comprehensive income (loss)	(14)	-	(14)

Net current-period other comprehensive income (loss)	(153)	29	(124)

Ending Balance – December 31, 2015	$(180)	$(361)	$(541)

	Six Months Ended December 31, 2015
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2015	$(35)	$(426)	$(461)

Other comprehensive income (loss) before reclassifications	(131)	65	(66)

Amounts reclassified from accumulated other comprehensive income (loss)	(14)	-	(14)

Net current-period other comprehensive income (loss)	(145)	65	(80)

Ending Balance – December 31, 2015	$(180)	$(361)	$(541)

There were no amounts reclassified out of accumulated other comprehensive income for the three and six months ended December 31, 2016 and 2015.

8.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2016 and June 30, 2016.

	December 31, 2016

	Less Than Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)

Corporate debt securities	$51,329	$(57)	$4,004	$(4)	$55,333	$(61)
Foreign Debt Securities [4]	2,601	(1)	-	-	2,601	(1)
U.S. Agencies	619	(6)	-	-	619	(6)
Obligations of state and political subdivision	1,306	(24)	-	-	1,306	(24)
Collateralized mortgage obligations:
Agency	1,405	(3)	24,310	(359)	25,715	(362)

Total	$57,260	$(91)	$28,314	$(363)	$85,574	$(454)

	June 30, 2016

	Less Than Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)

Corporate debt securities	$19,313	$(27)	$6,243	$(13)	$25,556	$(40)
Foreign Debt Securities [5]	4,646	(2)	-	-	4,646	(2)
Collateralized mortgage obligations:
Agency	17,862	(136)	31,769	(777)	49,631	(913)

Total	$41,821	$(165)	$38,012	$(790)	$79,833	$(955)

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

The Company evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for other-than-temporary impairment (“OTTI”) on a quarterly basis. In doing so, the Company considers many factors including, but not limited to: the credit ratings assigned to the securities by the Nationally Recognized Statistical Rating Organizations (NRSROs); other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the length of time and extent that fair value has been less than amortized cost; and whether the Company has the intent to sell the security or more likely than not will be required to sell the security

[4]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.
[5]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

before its anticipated recovery. In the case of its private label residential MBSs, the Company also considers prepayment speeds, the historical and projected performance of the underlying loans and the credit support provided by the subordinate securities. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors.

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

	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015
	(Dollars in Thousands)
Beginning balance	$292	$234	$299	$248
Initial credit impairment	-	-	-	-
Subsequent credit impairment	-	-	-	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-	-	-
Reductions for securities sold	-	-	-	-
Reduction for actual realized losses	(13)	(3)	(20)	(17)
Reduction for increase in cash flows expected to be collected	-	-	-	-

Ending Balance	$279	$231	$279	$231

During the three and six months ended December 31, 2016, the Company recorded no credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income. During the three and six months ended December 31, 2016, the Company accreted back into other comprehensive income $22 thousand and $44 thousand, respectively, (net of income tax effect of $15 thousand and $26 thousand, respectively), based on principal repayments on private-label CMOs previously identified with OTTI.

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

In conjunction with our adoption of ASC Topic 820, the Company retained an independent third party to assist it with assessing its investments within the private-label CMO portfolio. The independent third party utilized certain assumptions for producing the cash flow analyses used in the OTTI assessment. Key assumptions would include interest rates, expected market participant spreads and discount rates, housing prices, projected future delinquency levels and assumed loss rates on any liquidated collateral.

The Company reviewed the independent third party’s assumptions used in the December 31, 2016 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that no additional private-label CMOs in the portfolio had an other-than-temporary impairment at December 31, 2016, keeping the total at three private-label CMOs with OTTI at December 31, 2016.

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

The Company had investments in 53 positions that were impaired at December 31, 2016. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of December 31, 2016 and June 30, 2016.

		December 31, 2016						June 30, 2016
		Total Loans		Individually evaluated for impairment		Collectively evaluated for impairment		Total Loans		Individually evaluated for impairment		Collectively evaluated for impairment

		(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$	58,782	$	-	$	58,782	$	49,411	$	-	$	49,411
Construction		5,042		-		5,042		4,783		-		4,783
Land acquisition & development		651		-		651		666		-		666
Multi-family dwellings		3,784		-		3,784		3,961		-		3,961
Commercial		1,666		-		1,666		1,592		-		1,592

Consumer Loans
Home equity		932		-		932		802		-		802
Home equity lines of credit		2,185		-		2,185		1,900		-		1,900
Other		161		-		161		150		-		150

Commercial Loans		942		-		942		1,456		-		1,456

Obligations (other than securities and leases) of states and political subdivisons		-		-		-		-		-		-

	$	74,145	$	-	$	74,145	$	64,721	$	-	$	64,721

Plus: Deferred loan costs		396						312
Allowance for loan losses		(395)						(360)

Total	$	74,146					$	64,673

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

The following tables are a summary of the loans considered to be impaired as of December 31, 2016 and June 30, 2016, and the related interest income recognized for the three and six months ended December 31, 2016 and December 31, 2015:

	December 31, 2016	June 30, 2016
(Dollars in Thousands)
Impaired loans with an allocated allowance:
Home equity lines of credit	$-	$-
Impaired loans without an allocated allowance:
Commercial real estate loans	-	-

Total impaired loans	$-	$-

Allocated allowance on impaired loans:
Home equity lines of credit	$-	$-
Commercial real estate loans	-	-

Total	$-	$-

		Three Months Ended				Six Months Ended
		December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
		(Dollars in Thousands)
Average impaired loans
Construction loans	$	-	$	-	$	-	$	-
Land acquisition & development loans		-		-		-		-
Commercial real estate loans		-		-		24		24
Home equity lines of credit		-		-		-		-

Total	$	-	$	-	$	24		$24

Income recognized on impaired loans
Construction loans	$	-	$	-	$	-	$	-
Land acquisition & development loans		-		-		-		-
Commercial real estate loans		-		-		1		1
Home equity lines of credit		-		-		-		-

Total	$	-	$	-	$	1	$	1

Total nonaccrual loans as of December 31, 2016 and June 30, 2016 and the related interest income recognized for the three and six months ended December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	June 30, 2016
(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$250	$254
Construction	-	-
Land acquisition & development	-	-
Commercial real estate	-	-
Home equity lines of credit	-	-

Total	$250	$254

		Three Months Ended				Six Months Ended
		December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	251	$	258	$	252	$	259
Construction		-		-		-		-
Land acquisition & development		-		-		-		-
Commercial real estate		-		-		-		24
Home equity lines of credit		-		-		-		-

Total	$	251	$	258	$	252	$	283

Income that would have been recognized	$	5	$	4	$	8	$	9

Interest income recognized	$	5	$	5	$	9	$	11

Interest income foregone	$	-	$	-	$	-	$	-

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

During the three and six months ended December 31, 2016, and December 31, 2015, there were no TDRs, and no TDRs that subsequently defaulted.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at December 31, 2016, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2016 and June 30, 2016:

		Current		30 –59 Days Past Due		60 –89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
December 31, 2016
First mortgage loans:
1 – 4 family dwellings	$	58,532	$	-	$	-	$	-	$	250	$	250	$	58,782
Construction		5,042		-		-		-		-		-		5,042
Land acquisition & development		651		-		-		-		-		-		651
Multi-family dwellings		3,784		-		-		-		-		-		3,784
Commercial		1,666		-		-		-		-		-		1,666

Consumer Loans:
Home equity		932		-		-		-		-		-		932
Home equity lines of credit		2,185		-		-		-		-		-		2,185
Other		161		-		-		-		-		-		161

Commercial Loans		942		-		-		-		-		-		942

	$	73,895	$	-	$	-	$	-	$	250	$	250		74,145

Plus: Deferred loan fees														396
Allowance for loan losses														(395)

Net Loans Receivable													$	74,146

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
June 30, 2016
First mortgage loans:
1 – 4 family dwellings	$	49,157	$	-	$	-	$	-	$	254	$	254	$	49,411
Construction		4,783		-		-		-		-		-		4,783
Land acquisition & development		666		-		-		-		-		-		666
Multi-family dwellings		3,961		-		-		-		-		-		3,961
Commercial		1,592		-		-		-		-		-		1,592

Consumer Loans:
Home equity		802		-		-		-		-		-		802
Home equity lines of credit		1,900		-		-		-		-		-		1,900
Other		150		-		-		-		-		-		150

Commercial Loans		1,456		-		-		-		-		-		1,456

	$	64,467	$	-	$	-	$	-	$	254	$	254		64,721

Plus: Deferred loan fees														312
Allowance for loan losses														(360)

Net Loans Receivable													$	64,673

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended December 31, 2016. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at December 31, 2016 and June 30, 2016.

	December 31, 2016
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial

	(Dollars in Thousands)
Pass	$5,042	$651	$3,784	$1,666	$942
Special Mention	-	-	-	-	-
Substandard	-	-	-	-	-
Doubtful	-	-	-	-	-

Ending Balance	$5,042	$651	$3,784	$1,666	$942

		June 30, 2016
		Construction		Land Acquisition & Development Loans		Multi-family Residential		Commercial Real Estate		Commercial

		(Dollars in Thousands)

Pass	$	4,783	$	666	$	3,961	$	1,592	$	1,456
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	4,783	$	666	$	3,961	$	1,592	$	1,456

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended December 31, 2016 and June 30, 2016.

		December 31, 2016

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	58,532	$	3,278
Non-performing		250		-

Total	$	58,782	$	3,278

		June 30, 2016

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	49,157	$	2,852
Non-performing		254		-

Total	$	49,411	$	2,852

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

The Company had no unallocated loss allowance balance at December 31, 2016.

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2016 and 2015. Activity in the allowance is presented for the three and six months ended December 31, 2016 and 2015.

		As of December 31, 2016
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2016	$	256	$	46	$	7	$	21		$17	$	24	$	5	$	376
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		5		5		-		-		-		9		-		19

Ending ALLL Balance at December 31, 2016	$	261	$	51	$	7	$	21		$17	$	33	$	5	$	395

Individually evaluated for impairment	$	-	$	-	$	-	$	-		$-	$	-	$	-	$	-
Collectively evaluated for impairment		261		51		7		21		17		33		5		395

	$	261	$	51	$	7	$	21		$17	$	33	$	5	$	395

		As of December 31, 2016
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2016	$	222	$	57	$	7	$	22	$	16	$	29	$	7	$	360
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		39		(6)		-		(1)		1		4		(2)		35

Ending ALLL Balance at December 31, 2016	$	261	$	51	$	7	$	21	$	17	$	33	$	5	$	395

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		261		51		7		21		17		33		5		395

	$	261	$	51	$	7	$	21	$	17	$	33	$	5	$	395

	As of December 31, 2015
	First Mortgage Loans
	1 – 4 Family		Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2015	$143	$	72	$9	$30	$31	$32	$6	$323
Charge-offs	-		-	-	-	-	-	-	-
Recoveries	-		-	-	-	-	-	-	-
Provisions	19		12	(1)	(1)	(2)	-	1	28

Ending ALLL Balance at December 31, 2015	$162	$	84	$8	$29	$29	$32	$7	$351

Individually evaluated for impairment	$-	$	-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	162		84	8	29	29	32	7	351

	$162	$	84	$8	$29	$29	$32	$7	$351

	As of December 31, 2015
	First Mortgage Loans
	1 – 4 Family		Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2015	$125	$	63	$9	$30	$34	$37	$6	$304
Charge-offs	-		-	-	-	-	-	-	-
Recoveries	-		-	-	-	-	-	-	-
Provisions	(37)		21	(1)	(1)	(5)	(5)	1	47

Ending ALLL Balance at December 31, 2015	$162	$	84	$8	$29	$29	$32	$7	$351

Individually evaluated for impairment	$-	$	-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	162		84	8	29	29	32	7	351

	$162	$	84	$8	$29	$29	$32	$7	$351

During the three and six months ending December 31, 2016, the ALLL increased $0.019 million and $0.035 million respectively. The primary reason for the changes in the ALLL balance, both in total, and within the identified segments, is changes in applicable loan balances.

During the fiscal year ended June 30, 2016, the Company also increased its ALLL reserve factors, due to increases in associated loan balances and qualitative factors throughout fiscal 2016, for the following loan segments:

Loan Segment	12/31/2016 Factor	12/31/2015 Factor
1 – 4 family	0.40%	0.35%
Construction:
1 – 4 family	0.75%	0.75%
5+ family	1.00%	1.00%

During the three months ended December 31, 2015, the ALLL associated with multi-family residential real estate loans, 1 – 4 family real estate loans, and construction loans increased $9 thousand, $8 thousand, and $5 thousand, respectively. The primary reason for the increases in the ALLL associated with these segments, were the increases in associated loan balances.

During the six months ended December 31, 2015, the ALLL associated with the 1-4 family and construction loan portfolios increased by $37 thousand, and $21 thousand, respectively. The primary reason for the increases in the ALLL associated with these segments were the increases in associated loan balances. The ALLL associated with the commercial real estate loans and consumer loans decreased $5 thousand and $5 thousand, respectively. The decrease in the ALLL associated with commercial real estate loans was primarily due to the payoff of one non-performing loan in this segment, while the decrease in the ALLL associated with consumer loans was primarily due to lower loan balances within this segment.

10.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of December 31, 2016 and June 30, 2016.

	Maturity range		Weighted- average	Stated interest rate range		December 31,	June 30,
Description	from	to	interest rate [6]	from	to	2016	2016
						(Dollars in Thousands)

Convertible	07/27/17	07/27/17	4.26%	4.26%	4.26%	$10,000	$10,000
Adjustable	08/11/17	09/01/17	0.81%	0.79%	0.82%	6,109	6,109

Total						$16,109	$16,109

[6]	As of December 31, 2016.

Maturities of FHLB long-term advances at December 31, 2016, are summarized as follows:

Maturing During Fiscal Year Ended June 30:	Amount	Weighted- Average Interest Rate
(Dollars in Thousands)

2017	$-	-
2018	16,109	2.95%
2019	-	-
2020	-	-
2021 and thereafter	-	-

Total	$16,109	2.95%

The terms of the convertible advance reset to the three-month London Interbank Offered Rate (“LIBOR”) and have various spreads and call dates of three months. The FHLB has the right to convert from a fixed rate to a predetermined floating rate on its conversion date or quarterly thereafter. Should the advance be converted, the Company has the right to pay off the advance without penalty. The adjustable rate advances adjust either monthly or quarterly, based on the one-month or three-month LIBOR index, and have various spreads to the LIBOR index. The spread to the applicable LIBOR index range is 0.13%. The adjustable rate advances are not convertible or callable. The FHLB advances are secured by the Company’s FHLB stock, mortgage-backed and investment securities, and loans, and are subject to substantial prepayment penalties.

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016

	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$146,074	$144,027
Average balance	141,404	47,413
Maximum month-end balance	148,216	144,027
Average interest rate	0.59%	0.50%
Weighted-average rate	0.75%	0.54%

At December 31, 2016, the Company had remaining borrowing capacity with the FHLB of approximately $5.5 million.

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

The following table presents information regarding other borrowings as of December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016

	(Dollars in Thousands)
Other short-term borrowings:
Ending balance	$-	$-
Average balance	-	2,748
Maximum month-end balance	-	9,700
Average interest rate	-%	0.51%
Weighted-average rate	-%	-%

12.	FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. GAAP established a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

LeveI I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

LeveI lI:

Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.

LeveI lII:

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of December 31, 2016 and June 30, 2016, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2016
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Trading Securities	$920	$-	$-	$920
Investment securities – available for sale:
Obligations of states and political subdivisions	$-	$1,306	$-	$1,306
Corporate securities	-	98,420	-	98,420
Foreign debt securities [7]	-	7,028	-	7,028

	$920	$106,754	$-	$107,674

	June 30, 2016
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$-	$2,041	$-	$2,041
Corporate securities	-	96,852	-	96,852
Foreign debt securities [7]	-	8,783	-	8,753

	$-	$107,676	$-	$107,676

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

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair values as of December 31, 2016 and June 30, 2016, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

[7]	U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

December 31, 2016
		Level I		Level II		Level III		Total
(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	-	$	-

Total	$	-	$	-	$	-	$	-

June 30, 2016
		Level I		Level II		Level III		Total
(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	-	$	-

Total	$	-	$	-	$	-	$	-

For Level III assets measured at fair value on a recurring and non-recurring basis as of December 31, 2016 and June 30, 2016, the significant observable inputs used in the fair value measurements were as follows:

Fair Value at
		December 31, 2016	June 30, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

(Dollars in Thousands)

Impaired loans	$	-	$-	Appraisal of collateral[8]	Discounted appraisal[9]	0%/0%

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

[8]	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.
[9]	Appraisals may be adjusted by management for qualitative factors such as economic conditions. The range and weighted average of appraisal adjustments are presented as a percentage of the appraisals.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	December 31, 2016
	Carrying Amount		Fair Value		Level I		Level II		Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$2,386	$	2386	$	2,386	$	-	$	-
Certificates of deposit	10,385		10,385		10,385		-		-
Trading Securities	920		920		920		-		-
Investment securities – available for sale	106,754		106,754		-		106,754		-
Investment securities – held to maturity	8,684		8,861		-		8,861		-
Mortgage-backed securities – held to maturity:
Agency	122,005		122,922		-		122,922		-
Private-label	1,268		1,541		-		-		1,541
Net loans receivable	74,146		73,144		-		-		73,144
Accrued interest receivable	1,314		1,314		1,314		-		-
FHLB stock	6,778		6,778		6,778		-		-
Bank owned life insurance	4,476		4,476		4,476		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$20,190	$	20,190	$	20,190	$	-	$	-
NOW accounts	23,688		23,688		23,688		-		-
Savings accounts	45,696		45,696		45,696		-		-
Money market accounts	22,716		22,716		22,716		-		-
Certificates of deposit	29,934		29,782		-		-		29,782
Advance payments by borrowers for taxes and insurance	1,230		1,230		1,230		-		-
FHLB long-term advances – fixed rate	10,000		10,346		-		-		10,346
FHLB long-term advances – variable rate	6,109		6,109		6,109		-		-
FHLB short-term advances	146,074		146,074		146,074		-		-
Accrued interest payable	166		166		166		-		-

		June 30, 2016
		Carrying Amount		Fair Value		Level I		Level II		Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	2,343	$	2,343	$	2,343	$	-	$	-
Certificates of deposit		350		350		350		-		-
Investment securities – available for sale		107,676		107,676		-		107,676		-
Investment securities – held to maturity		9,523		9,990		-		9,990		-
Mortgage-backed securities – held to maturity:
Agency		135,957		135,976		-		135,976		-
Private-label		1,459		1,703		-		-		1,703
Net loans receivable		64,673		67,335		-		-		67,335
Accrued interest receivable		1,508		1,508		1,508		-		-
FHLB stock		6,599		6,599		6,599		-		-
Bank owned life insurance		4,410		4,410		4,410		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	17,284	$	17,284	$	17,284	$	-	$	-
NOW accounts		22,201		22,201		22,201		-		-
Savings accounts		47,232		47,232		47,232		-		-
Money market accounts		23,050		23,050		23,050		-		-
Certificates of deposit		30,250		30,241		-		-		30,241
Advance payments by borrowers for taxes and insurance		1,261		1,261		1,261		-		-
FHLB long-term advances – fixed rate		10,000		10,498		-		-		10,498
FHLB long-term advances- variable rate		6,109		6,109		6,109		-		-
FHLB short-term advances		144,027		144,027		144,027		-		-
Accrued interest payable		189		189		189		-		-

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

Trading Securities, Investment Securities, Mortgage-Backed Securities, and FHLB Stock

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2016.

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

FINANCIAL CONDITION

The Company’s assets totaled $340.135 million at December 31, 2016, as compared to $335.723 million at June 30, 2016. The $4.412 million or 1.31% increase in total assets was primarily comprised of a $10.035 million increase in certificates of deposit, a $9.473 million increase in net loans receivable and a $0.920 million increase in U.S. Treasury bonds held for trading, which were partially offset by a $14.143 million decrease in mortgage-backed securities and a $1.761 million decrease in investment securities classified as available for sale and held to maturity. The increase in certificates of deposit purchased was primarily attributable to purchases of large dollar floating rate certificates of deposit. The certificates of deposit reprice on a quarterly basis with various margins above the 3-month U.S. Libor index. The certificates also qualify for a 20% risk-weight under the Basel III risk-based capital regulations. The increase in net loans receivable was principally attributable to increases in the single-family owner occupied segment of the loan portfolio. The decreases in mortgage-backed and investment securities were used primarily to fund the increases in certificates of deposit and net loans receivable. See “Quantitative and Qualitative Disclosures About Market Risk - Asset and Liability Management”.

The Company’s total liabilities increased $4.173 million or 1.38% to $306.811 million as of December 31, 2016 from $302.638 million as of June 30, 2016. The $4.173 million increase in total liabilities was primarily comprised of a $2.156 million or 1.53% increase in total deposits and a $2.047 million or 1.42% increase in FHLB short-term advances, which were partially offset by a $0.023 million decrease in accrued interest payable and a $0.007 million decrease in other liabilities. The increase in total deposits was primarily attributable to increases in NOW accounts, and non-interest bearing accounts totaling $1.467 million, and $2.906 million, respectively, which were partially offset by decreases in savings and money market accounts, and time deposits, totaling $1.536 million, $0.334 million and $0.316 million, respectively. Management believes that most of the changes in total savings deposits is attributable to seasonal local and school real estate obligations accounts. The increase in FHLB short-term advances was primarily used to fund the growth in the certificates of deposit asset category discussed above. See also “Quantitative and Qualitative Disclosures About Market Risk - Asset and Liability Management”.

Total stockholders’ equity increased $0.239 million or 0.72% to $33.324 million as of December 31, 2016, from $33.085 million as of June 30, 2016. The increase was primarily attributable to Company net income of $0.793 million, which was partially offset by purchases of treasury stock totaling $0.359 million, cash dividends paid of $0.161 million and a $0.047 million other comprehensive loss. The other comprehensive loss was primarily attributable to $0.091 million (net of tax effect) of unrealized holding losses on the Company’s available for sale investment portfolio, which was partially offset by a $0.044 million (net of tax effect) reversal of unrealized holding losses on three private-label CMOs with previously identified OTTI.

RESULTS OF OPERATIONS

General. WVS reported net income of $0.395 million or $0.21 per diluted share, for the three months ended December 31, 2016 as compared to $293 thousand or $0.15 per diluted share for the same period in 2015. The $102 thousand increase in net income during the three months ended December 31, 2016 was primarily attributable to a $116 thousand increase in net interest income, a $28 thousand decrease in non-interest expense, and a $10 thousand decrease in provisions for loan losses, which were partially offset by a $49 thousand decrease in non-interest income and a $3 thousand increase in income tax expense. The increase in net interest income during the three months ended December 31, 2016 was attributable to a $192 thousand increase in interest income, which was partially offset by a $76 thousand increase in interest expense.

Net income for the six months ended December 31, 2016 totaled $793 thousand or $0.42 per diluted share, as compared to $604 thousand or $0.32 per diluted share for the same period in 2015. The $189 thousand increase in net income during the six months ended December 31, 2016 was primarily attributable to a $196 thousand increase in net interest income, a $37 thousand decrease in non-interest expense, and a $12 thousand decrease in provisions for loan losses, which were partially offset by a $59 thousand decrease in non-interest income.

Net Interest Income. The Company’s net interest income increased by $116 thousand or 8.91% for the three months ended December 31, 2016, when compared to the same period in 2015. The increase in net interest income is attributable to a $192 thousand increase in interest income, which was partially offset by a $76 thousand increase in interest expense. The increase in interest income was primarily attributable to higher average balances of loans outstanding, when compared to the same period in 2015. The increase in interest expense was primarily attributable to higher average balances of Federal Home Loan Bank (FHLB) short-term borrowings and higher average rates paid on FHLB long-term variable rate and short-term borrowings which were partially offset by lower average balances of FHLB long-term variable and fixed rate borrowings, and lower average rates paid on FHLB long-term borrowings during the three months ended December 31, 2016, when compared to the same period in 2015. For the six months ended December 31, 2016, net interest income increased $196 thousand or 7.5% when compared to the same period in 2015. The increase in net-interest income was primarily attributable to a $334 thousand increase in interest income, which was partially offset by a $138 thousand increase in interest expense. The increase in interest income was primarily attributable to higher average balances of loans outstanding, when compared to the same period in 2015. The increase in interest expense was primarily attributable to higher average balances of FHLB short-term borrowings and higher average rates paid on FHLB long-term variable rate and short-term borrowings, which were partially offset by lower average balances of FHLB long-term variable and fixed rate borrowings, and lower average rates paid on FHLB long-term borrowings during the six months ended December 31, 2016, when compared to the same period in 2015.

Interest Income. Interest income on net loans receivable increased $0.101 million or 17.81% and $0.214 million or 19.65% for the three and six months ended December 31, 2016, respectively, when compared to the same periods in 2015. The increase for the three months ended December 31, 2016 was primarily attributable to a $16.439 million increase in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 38 basis points in the weighted average yield earned on net loans receivable for the three months ended December 31, 2016, when compared to the same period in 2015. The increase for the six months ended December 31, 2016 was primarily attributable to a $16.910 million increase in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 41 basis points in the weighted average yield earned on net loans receivable for the six months ended December 31, 2016, when compared to the same period in 2015. For the three and six months ended

December 31, 2016, the increase in the average balance of loans outstanding was primarily attributable to loan originations in excess of repayments, while the decrease in the average yield earned on net loans receivable was primarily attributable to lower rates on new loans originated. During fiscal 2015, 2016 and into fiscal 2017, the Company enjoyed higher demand for single-family home purchase loans. Substantially all of our loan originations and purchases were fixed-rate with a mix of 15, 20, and 30 year terms.

Interest income on investment securities increased $0.042 million or 9.11% and $0.044 million or 4.55% for the three and six months ended December 31, 2016, respectively, when compared to the same periods in 2015. The increase for the three months ended December 31, 2016 was primarily attributable to a $4.577 million increase in the average balance of investment securities outstanding, which was partially offset by a 15 basis point decrease in the weighted average yield on investment securities, when compared to the same period in 2015. The increase for the six months ended December 31, 2016 was primarily attributable to a $1.534 million increase in the average balance of investment securities outstanding, which was partially offset by a decrease in the weighted average yield on investment securities, when compared to the same period in 2015.

Dividend income on FHLB stock remained unchanged and decreased $0.012 million or 6.90% for the three and six months ended December 31, 2016, respectively, when compared to the same periods in 2015. The change in dividends on FHLB stock for the three months ended December 31, 2016 was attributable to a 26 basis point decrease in the yield earned on FHLB stock, and partially offset by a $0.340 million increase in the average balance of FHLB stock held during the three months ended December 31, 2016, when compared to the same period in 2015. The decrease in dividends on FHLB stock for the six months ended December 31, 2016 was attributable to a 57 basis point decrease in the yield earned on FHLB stock, which was offset by a $0.242 million decrease in the average balance of FHLB stock held during the six months ended December 31, 2016, when compared to the same period in 2015.

Interest income on mortgage-backed securities increased $0.015 million or 2.95% and $0.047 million or 4.59% for the three and six months ended December 31, 2016, respectively, when compared to the same periods in 2015. The increase for the three months ended December 31, 2016 was primarily attributable to a 28 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, which more than offset a $22.732 million decrease in the average balance of U.S. Government agency mortgage-backed securities, when compared to the same period in 2015. The increase for the six months ended December 31, 2016 was primarily attributable to a 28 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, which more than offset a $20.473 million decrease in the average balance of U.S. Government agency mortgage-backed securities, when compared to the same period in 2015. The decrease in the average balances of U.S. Government agency private-label mortgage-backed securities during the three and six months ended December 31, 2016 was attributable to principal paydowns during the periods. The decrease in the average balance of U.S. Government agency mortgage-backed securities for the three and six months ended December 31, 2015, was primarily attributable to repayments of $6.0 million and $17.1 million, respectively, on the U.S. Government agency mortgage-backed securities portfolio, during the three and six months ended December 31, 2015, which were partially offset by purchases of U.S. Government agency mortgage-backed securities totaling $6.8 million during the three and six months ended December 31, 2015. The mortgage-backed securities proceeds during both periods were primarily used to fund loan originations and purchases of certificates of deposit.

Interest income on bank certificates of deposit increased $0.032 million and $0.040 million for the three and six months ended December 31, 2016, respectively, when compared to the same periods in 2015. The increase for the three and six months ended December 31, 2016 was primarily attributable to an increase in the average portfolio balance of certificates of deposit of $9.384 million and $5.865 million, respectively, compared to the same periods in 2015. During the three and six months ended December 31, 2016, the Company purchased large dollar floating rate certificates of deposit to better position itself for a possible increase in market interest rates. Funds used to purchase the certificates of deposit were primarily from repayments on the Company’s mortgage-backed securities portfolio.

Interest Expense.    Interest paid on FHLB variable-rate long term advances decreased by $0.073 million or 80.22% and $0.147 million or 84.97%, respectively, for the three and six months ended December 31, 2016 when compared to the same periods in 2015. The decrease in interest expense on FHLB variable-rate long term advances for the three months ended December 31, 2016 was primarily attributable to a $99.196 million decrease in the average balance of FHLB variable-rate long term advances outstanding which was partially offset by an 83 basis point increase in the weighted average rate paid on such advances, when compared to the same period in 2015. The decrease in interest expense on FHLB variable-rate long term advances for the six months ended December 31, 2016 was primarily attributable to a $99.196 million decrease in the average balance of such advances partially offset by a 52 basis point increase in the weighted average rate paid when compared to the same period in 2015. The Company reduced this funding source in both periods by increasing FHLB short-term advances.

Interest paid on FHLB short-term advances increased $0.183 million and $0.355 million for the three and six months ended December 31, 2016, respectively, when compared to the same periods in 2015. The increase for the three months ended December 31, 2016 was primarily attributable to a $111.621 million increase in the average balance of FHLB short-term advances outstanding and a 20 basis point increase in the weighted average rate paid on FHLB short-term advances, when compared to the same period in 2015. The increase for the six months ended December 31, 2016, was primarily attributable to a $108.994 million increase in the average balance of short-term FHLB advances, and a 22 basis point increase in the weighted average rate paid on FHLB short-term advances, when compared to the same period in 2015.

Interest paid on other short-term borrowings decreased by $1 thousand and $8 thousand, respectively, for the three and six months ended December 31, 2016, when compared to the same periods in 2015. The decrease in interest expense on other short-term borrowings for the three months ended December 31, 2016 was primarily attributable to a $1.495 million decrease in the average balance of other short-term borrowings when compared to the same period in 2015. The decrease in interest expense on other short-term borrowings for the six months ended December 31, 2016 was primarily attributable to a $3.906 million decrease in the average balance of other short-term borrowings when compared to the same period in 2015. Interest paid on FHLB fixed rate long-term advances decreased by $0.033 million or 23.24% and $0.066 million or 23.24% for the three and six months ended December 31, 2016, respectively, when compared to the same periods in 2015. The decrease in interest expense on FHLB long-term advances for the three and six months ended December 31, 2016 was primarily attributable to a $2.500 million decrease in the average balance of such advances and an 18 basis point decrease in the weighted average rate paid when compared to the same periods in 2015.

Interest expense on deposits remained unchanged and increased $0.004 million or 3.77% for the three and six months ended December 31, 2016, respectively, when compared to the same periods in 2015. The increase in interest expense on deposits for the six months ended December 31, 2016 was primarily attributable to a 7 basis point increase in the weighted average rate paid on time deposits, which was partially offset by a $2.423 million decrease in the average balance of time deposits for the six months ended December 31, 2016, when compared to the same period in 2015.

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

Provisions for loan losses decreased $0.010 million and $0.012 million for the three and six months ended December 31, 2016, respectively, when compared to the same periods in 2015. The decrease in the provisions for loan losses for the three and six months ended December 31, 2016, was primarily attributable to lower average volumes of loans within the multi-family and commercial loan segments which more than offset higher average volumes of loans within the owner-occupied single family loan segment when compared to the same periods in 2015. At December 31, 2016, the Company’s total allowance for loan losses amounted to $0.395 million or 0.53% of the Company’s total loan portfolio, as compared to $0.360 million or 0.55% at June 30, 2016. At December 31, 2016, the Company’s non-performing loans totaled $0.250 million as compared to $0.254 million at June 30, 2016.

Non-Interest Income. The decreases for the three and six months ended December 31, 2016 were primarily attributable to a $0.041 million unrealized loss on a trading security and a $0.021 million decrease in investment security gains, which were partially offset by increases in miscellaneous components of other non-interest income, when compared to the same periods in 2015.

Non-Interest Expense. Non-interest expense decreased $0.028 million or 2.97% and $0.037 million or 1.96% for the three and six months ended December 31, 2016, respectively, when compared to the same periods in 2015. The decrease for the three months ended December 31, 2016 was principally attributable to a $0.024 million decrease in employee related expenses, when compared to the same period in 2015. The decrease for the six months ended December 31, 2016 was primarily attributable to a $0.037 million decrease in federal deposit insurance premiums, during the six months ended December 31, 2016, when compared to the same period in 2015.

Income Tax Expense. Income tax expense increased $0.003 million and decreased $0.003 million for the three and six months ended December 31, 2016, respectively, when compared to the same periods in 2015. The fluctuations for the three and six months ended December 31, 2016 were primarily due to changes in levels of taxable income, during the three and six months ended December 31, 2016, when compared to the same periods in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.197 million during the six months ended December 31, 2016. Net cash provided by operating activities was primarily comprised of net income of $0.793 million, $1.105 million of amortization of discounts, premiums and deferred loan costs, and a $0.194 million decrease in accrued interest receivable, which was partially offset by a $0.960 million purchase of a trading asset.

Funds used for investing activities totaled $4.849 million during the six months ended December 31, 2016. Primary uses of funds during the six months ended December 31, 2016 included purchases of investment securities available for sale totaling $42.256 million, purchases of certificates of deposit totaling $10.135 million, an increase in net loans receivable totaling $9.472 million, and purchases of mortgage-backed securities totaling $7.984 million. Primary sources of funds during the six months ended December 31, 2016 included proceeds from repayments of investments and mortgage-backed securities in the held-to-maturity portfolio totaling $0.833 million and $22.218 million, respectively, proceeds from repayments of investment securities in the available-for-sale portfolio totaling $42.029 million. The mortgage-backed securities repayments were primarily used to offset purchases of certificates of deposit and to fund loan growth.

Funds provided by financing activities totaled $3.695 million for the six months ended December 31, 2016. The primary sources included a $2.503 million increase in transaction and savings accounts and a $2.046 million increase in FHLB short-term advances, which were partially offset by a $0.359 million purchase of treasury stock, a $0.316 million decrease in certificates of deposit and $0.161 million of cash dividend paid. Management believes that a significant portion of our local maturing deposits will remain with the Company. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at December 31, 2016 totaled $24.110 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At December 31, 2016, total approved loan commitments outstanding were $1.505 million. At the same date, commitments under unused lines of credit amounted to $6.084 million and the unadvanced portion of construction loans approximated $2.375 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $106.754 million at December 31, 2016. In addition the Company had $10.385 million of certificates of deposit at December 31, 2016. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On January 30, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share, payable on February 23, 2017, to shareholders of record at the close of business on February 13, 2017.    Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of December 31, 2016, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $33.609 million or 18.40%, $33.609 million or 18.40%, and $34.041 million or 18.64%, respectively, of total risk-weighted assets, and Tier I leverage capital of $33.609 million or 9.93% of average quarterly assets.

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

The Company’s nonperforming assets at December 31, 2016 totaled $0.250 million or 0.07% of total assets as compared to $0.254 million or 0.08% of total assets at June 30, 2016. Nonperforming assets at December 31, 2016 consisted of one single-family real estate loan totaling $0.250 million. The loan is currently under a bankruptcy order and making payments as agreed.

The $4 thousand decrease in nonperforming assets during the six months ended December 31, 2016 was primarily attributable to principal repayments on one non-accrual single-family real estate loan.

During the three and six months ended December 31, 2016, the Company collected $5 thousand and $9 thousand, respectively, of interest income on non-accrual loans. Approximately $5 thousand and $8 thousand, respectively, of interest income would have been recorded during the three and six months ended December 31, 2016, on non-accrual loans if such loans had been current according to the original loan agreements for the entire periods. These amounts were not included in the Company’s interest income for the three and six months ended December 31, 2016. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

During the fiscal years 2013 - 2016 and into fiscal year 2017, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve, continued above normal levels of monetary accommodation including quantitative easing and targeted asset purchase programs. The desired outcomes of these programs are to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.

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

	December 31,	June 30,
	2016	2016	2015
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$267,417	$260,710	$227,461
Interest-bearing liabilities maturing or repricing within one year	246,562	235,345	228,335

Interest sensitivity gap	$ 20,855	$ 25,365	$ (874)

Interest sensitivity gap as a percentage of total assets	6.13%	7.56%	-0.27%
Ratio of assets to liabilities maturing or repricing within one year	108.46%	110.78%	99.62%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at December 31, 2016. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$7,455	$18,075	$18,118	$15,072	$16,462	$17,623	$28,493
% of Total Assets	2.2%	5.3%	5.3%	4.4%	4.8%	5.2%	8.4%
Base Case Up 100 bp
Cumulative Gap ($’s)	$7,700	$18,552	$18,973	$16,564	$18,398	$20,001	$28,493
% of Total Assets	2.3%	5.5%	5.6%	4.9%	5.4%	5.9%	8.4%
Base Case No Change
Cumulative Gap ($’s)	$8,255	$19,614	$20,854	$19,788	$22,539	$25,088	$28,493
% of Total Assets	2.4%	5.8%	6.1%	5.8%	6.6%	7.4%	8.4%
Base Case Down 100 bp
Cumulative Gap ($’s)	$9,576	$22,113	$25,269	$26,924	$31,213	$25,008	$28,493
% of Total Assets	2.8%	6.5%	7.4%	7.9%	9.2%	7.4%	8.4%
Base Case Down 200 bp
Cumulative Gap ($’s)	$10,689	$24,172	$28,798	$32,157	$37,046	$39,692	$28,493
% of Total Assets	3.1%	7.1%	8.5%	9.5%	10.9%	11.7%	8.4%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2016. This analysis was done assuming that the interest-earning assets will average approximately $334.618 million and $336.137 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at December 31, 2016. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	December 31, 2017					December 31, 2018
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-16.6%	-8.7%	-	3.3%	6.4%	-27.0%	-13.7%	-	7.3%	14.1%
Return on average equity	3.58%	4.52%	5.55%	5.95%	6.31%	2.69%	4.27%	5.84%	6.66%	7.43%
Return on average assets	0.35%	0.45%	0.55%	0.59%	0.63%	0.27%	0.44%	0.61%	0.70%	0.79%
Market value of equity (in thousands)	$39,343	$39,103	$38,875	$37,854	$36,595

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at December 31, 2016. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2016.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and land development loans	$2,375
Undisbursed lines of credit	$6,084
Loan origination commitments	$1,505
Letters of credit	$-

$9,964

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2016, the Savings Bank had no performance standby letters of credit outstanding. In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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

During the quarter ended December 31, 2016, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended December 31, 2016.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
10/01/16 – 10/31/16	-	-	-	$568,600
11/01/16 – 11/30/16	-	-	-	$568,600
12/01/16 – 12/31/16	-	-	-	$568,600
Total	-	-	-	$568,600

(1)	All shares indicated were purchased under the Company’s ESOP Stock Purchase Program.
(2)	Shares purchased using funds borrowed from the Company.
(3)	ESOP Stock Purchase Program
(a)	Announced March 31, 2016.
(b)	$750,000 of common shares approved for purchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has $568,600 of shares remaining to be purchased at December 31, 2016.
(e)	Not applicable.

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended December 31, 2016.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
10/01/16 – 10/31/16	-	-	-	92,759
11/01/16 – 11/30/16	-	-	-	92,759
12/01/16 – 12/31/16	-	-	-	92,759
Total	-	-	-	92,759

(1)	All shares indicated were purchased under the Company’s reopened Tenth Stock Repurchase Program.
(2)	Eleventh Stock Repurchase Program
(a)	Announced October 27, 2015.
(b)	100,800 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 92,759 common shares remaining to be purchased at December 31, 2016.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

February 13, 2017	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

February 13, 2017	BY:	/s/ Linda K. Butia
Date		Linda K. Butia Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)