Form 10-Q
period 2017-03-31
WVS FINANCIAL CORP
filed 2017-05-12
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.      YES  X   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      YES  X   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company X
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).      YES        NO  X

Shares outstanding as of May 12, 2017: 2,039,129 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2017	June 30, 2016
Assets
Cash and due from banks	$ 2,484	$ 2,042
Interest-earning demand deposits	327	301

Total cash and cash equivalents	2,811	2,343
Certificates of deposit	10,383	350
Investment securities available-for-sale (amortized cost of $101,238 and $107,556)	101,277	107,676
Investment securities held-to-maturity (fair value of $8,834 and $9,990)	8,681	9,523
Mortgage-backed securities held-to-maturity (fair value of $134,280 and $137,679)	133,170	137,416
Net loans receivable (allowance for loan losses of $410 and $360)	74,931	64,673
Accrued interest receivable	1,210	1,508
Federal Home Loan Bank (FHLB) stock, at cost	6,946	6,599
Premises and equipment, net	478	542
Bank owned life insurance	4,509	4,410
Deferred tax assets (net)	431	406
Other assets	141	277

TOTAL ASSETS	$ 344,968	$ 335,723

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 21,751	$ 17,284
NOW accounts	22,125	22,201
Savings accounts	46,119	47,232
Money market accounts	22,675	23,050
Certificates of deposit	31,223	30,250
Advance payments by borrowers for taxes and insurance	1,241	1,261

Total deposits	145,134	141,278
Federal Home Loan Bank advances – long-term – fixed rate	10,000	10,000
Federal Home Loan Bank advances – long-term – variable	6,109	6,109
Federal Home Loan Bank advances – short-term	148,555	144,027
Accrued interest payable	198	189
Other liabilities	1,278	1,035

TOTAL LIABILITIES	311,274	302,638

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued	38	38
Additional paid-in capital	21,485	21,485
Treasury stock: 1,797,492 and 1,766,507 shares at cost, respectively	(27,264)	(26,905)
Retained earnings, substantially restricted	41,127	40,189
Accumulated other comprehensive loss	(229)	(238)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,463)	(1,484)

TOTAL STOCKHOLDERS’ EQUITY	33,694	33,085

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 344,968	$ 335,723

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$ 699	$ 608	$ 2,002	$ 1,697
Investment securities—taxable	553	491	1,564	1,459
Mortgage-backed securities	582	583	1,652	1,606
Certificates of deposit	40	2	82	5
Interest-earning demand deposits	-	-	2	1
FHLB Stock	81	80	243	254
Trading Securities	3	-	5	-

Total interest and dividend income	1,958	1,764	5,550	5,022

INTEREST EXPENSE:
Deposits	74	53	183	159
Federal Home Loan Bank advances – fixed rate	107	140	325	424
Federal Home Loan Bank advances – variable rate	13	145	41	319
Federal Home Loan Bank advances – short-term	294	59	708	118
Other short-term borrowings	-	5	-	13

Total interest expense	488	402	1,257	1,033

NET INTEREST INCOME	1,470	1,362	4,293	3,989
PROVISION FOR LOAN LOSSES	15	21	50	68

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,455	1,341	4,243	3,921

NON-INTEREST INCOME:
Service charges on deposits	31	33	103	117
Earnings on Bank Owned Life Insurance	32	33	99	100
Investment securities gains	-	-	-	21
Market gain (losses) on trading securities	9	-	(31)	-
Other	58	65	196	189

Total non-interest income	130	131	367	427

NON-INTEREST EXPENSE:
Salaries and employee benefits	555	559	1,639	1,668
Occupancy and equipment	82	84	245	249
Data processing	58	58	168	145
Correspondent bank service charges	9	9	29	29
Federal deposit insurance premium	22	47	83	172
Other	170	182	582	563

Total non-interest expense	896	939	2,746	2,826

INCOME BEFORE INCOME TAXES	689	533	1,864	1,522
INCOME TAX EXPENSE	263	204	645	589

NET INCOME	$ 426	$ 329	$ 1,219	$ 933

EARNINGS PER SHARE:
Basic	$ 0.23	$ 0.17	$ 0.65	$ 0.49
Diluted	$ 0.23	$ 0.17	$ 0.65	$ 0.49

AVERAGE SHARES OUTSTANDING:
Basic	1,882,593	1,910,222	1,879,927	1,909,890
Diluted	1,882,593	1,910,222	1,879,927	1,909,890

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

NET INCOME	$426	$329	$1,219	$933

OTHER COMPREHENSIVE INCOME

Investment securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	58	304	(81)	105
Less: Income tax effect	(19)	(103)	28	(35)

	39	201	(53)	70

Gains recognized in earnings	-	-	-	(21)
Income tax effect	-	-	-	7

	-	-	-	(14)

Unrealized holdings gains (losses) on securities available for sale not other-than-temporarily impaired, net of tax	-	-	-	56

Investment securities held to maturity other-than-temporarily impaired:
Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	25	35	94	134
Less: Income tax effect	(8)	(12)	(32)	(46)

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	17	23	62	88

Unrealized holdings gains on securities, net	56	224	9	144

Other comprehensive income	56	224	9	144

COMPREHENSIVE INCOME	$482	$553	$1,228	$1,077

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2016	$ 38	$ 21,485	$ (26,905)	$ 40,189	$ (238)	$ (1,484)	$33,085

Net income				1,219			1,219

Other comprehensive income					9		9

Purchase of treasury stock (30,985 shares)			(359)				(359)

Increase in Unallocated ESOP shares						(185)	(185)

Release of ESOP shares						206	206

Cash dividends declared ($0.14 per share)				(281)			(281)

Balance March 31, 2017	$ 38	$ 21,485	$ (27,264)	$ 41,127	$ (229)	$ (1,463)	$33,694

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES

Net income	$1,219	$933
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	50	68
Depreciation	73	74
Gain on sale of investment securities	-	(21)
Amortization of discounts, premiums and deferred loan costs, net	1,487	1,652
Trading losses	31	-
Purchase of trading securities	(961)	-
Sale of trading securities	960	-
Deferred income taxes	(30)	100
Increase in prepaid/accrued income taxes	261	28
Earnings on bank owned life insurance	(99)	(100)
Decrease in accrued interest receivable	298	(241)
Increase in accrued interest payable	9	24
Increase (decrease) in deferred director compensation payable	26	(131)
(Decrease) in unsettled security purchases	-	(1,969)
Other, net	(211)	18

Net cash provided by operating activities	3,113	435

INVESTING ACTIVITIES

Available-for-sale:
Purchases of investment securities	(73,408)	(49,654)
Proceeds from repayments of investments	78,335	11,455
Sale of investment securities	-	1,024
Held-to-maturity:
Purchases of investment securities	-	(9,358)
Purchases of mortgage-backed securities	(21,954)	(6,750)
Proceeds from repayments of investments	833	34,966
Proceeds from repayments of mortgage-backed securities	26,331	21,951
Purchase of certificates of deposit	(10,033)	(100)
Maturities/redemptions of certificates of deposit	100	100
Increase in net loans receivable	(10,258)	(15,482)
Proceeds from sale of other real estate owned	-	-
Purchase of FHLB stock	(5,878)	(4,150)
Redemption of FHLB stock	5,531	4,228
Acquisition of premises and equipment	(9)	(10)

Net cash used for investing activities	(10,410)	(11,780)

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2017	2016
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$2,903	$3,693
Net decrease in certificates of deposit	973	(2,478)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(20)	3
Net increase in FHLB short-term advances	4,528	1,815
Net increase in other short-term borrowings	-	7,000
Purchase of treasury stock	(359)	(19)
Increase in unallocated ESOP shares	(185)	(50)
Release of ESOP shares	206	38
Cash dividends paid	(281)	(326)

Net cash provided by financing activities	7,765	9,676

Increase (decrease) in cash and cash equivalents	468	(1,669)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,343	3,573

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,811	$1,904

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and borrowings	$1,248	$1,009
Income taxes	$412	$535

Non-cash items:
Bonds received from issuer exchange offer	$-	$1,002
Educational Improvement Tax Credit	$50	$-
Capitalization of interest on loan to ESOP	$-	$4

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2017, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company’s financial instruments are not within the scope of Topic 606. However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323), Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This Update adds an SEC paragraph to the Codification following an SEC Staff Announcement about applying Staff Accounting Bulletin (SAB) Topic 11.M. Specifically, this announcement applies to ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2016-02, Leases (Topic 842);

and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. A registrant should evaluate Updates that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those Updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact that adoption of the Updates referenced in this announcement are expected to have on the financial statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. In this regard, the SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the registrant’s current accounting policies. Also, a registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments in this Update are effective immediately.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The amendments in this Update clarify what constitutes a financial asset within the scope of Subtopic 610-20. The amendments also clarify that entities should identify each distinct nonfinancial asset or in substance nonfinancial asset that is promised to a counterparty and to derecognize each asset when the counterparty obtains control. There is also additional guidance provided for partial sales of a nonfinancial asset and when derecognition, and the related gain or loss, should be recognized. The amendments in this Update are effective at the same time as the amendments in Update 2014-09. Therefore, for public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. This Update is not expected to have a significant impact on the Company’s financial statements.

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). This Update relates primarily to the reporting by an employee benefit plan for its interest in a master trust, which is a trust for which a regulated financial institution serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held. For each master trust in which a plan holds an interest, the amendments in this Update require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments in this Update remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments, which supplements the existing requirement to disclose the master trusts balances in each general type of investments. There are also increased disclosure requirements for investments in master trusts. The amendments in this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Weighted average common shares issued	3,805,636	3,805,636	3,805,636	3,805,636
Average treasury stock shares	(1,797,492)	(1,766,507)	(1,794,991)	(1,766,455)
Average unallocated ESOP shares	(125,551)	(128,907)	(130,718)	(129,291)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,882,593	1,910,222	1,879,927	1,909,890
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-	-	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,882,593	1,910,222	1,879,927	1,909,890

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At March 31, 2017, and 2016, there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and nine month periods.

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

During the nine month periods ended March 31, 2017 and 2016, the Company recorded no compensation expense related to our share-based compensation awards. As of March 31, 2017, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

The Company had no non-vested stock options outstanding at March 31, 2017 and 2016. There were no stock options exercised or issued during the nine months ended March 31, 2017 and 2016.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
March 31, 2017

AVAILABLE FOR SALE
Corporate debt securities	$	91,418	$	124	$	(77)	$	91,465
Foreign debt securities [1]		8,490		3		(5)		8,488
Obligations of states and political subdivisions		1,330		-		(6)		1,324

Total	$	101,238	$	127	$	(88)	$	101,277

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
March 31, 2017

HELD TO MATURITY
U.S. government agency securities	$	625	$	7	$	-	$	632
Corporate debt securities		2,701		117		-		2,818
Obligations of states and political subdivisions		5,355		29		-		5,384

Total	$	8,681	$	153	$	-	$	8,834

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2016

AVAILABLE FOR SALE
Corporate debt securities	$	96,742	$	150	$	(40)	$	96,852
Foreign debt securities [1]		8,780		5		(2)		8,783
Obligations of states and political subdivisions		2,034		7		-		2,041

Total	$	107,556	$	162	$	(42)	$	107,676

[1]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2016

HELD TO MATURITY
U.S. government agency securities	$	625	$	5	$	-	$	630
Corporate debt securities		3,543		228		-		3,771
Obligations of states and political subdivisions [2]		5,355		234		-		5,589

Total	$	9,523	$	467	$	-	$	9,990

There were no sales of investment securities for the three and nine months ended March 31, 2017.

During the three and nine months ended March 31, 2016, the Company recorded gross realized investment securities gains of $0 and $21 thousand, respectively. Proceeds from sales of investment securities during the three and nine months ended March 31, 2016 were $0 and $1.0 million, respectively.

The amortized cost and fair values of debt securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$	41,133	$	55,584	$	4,521	$	-	$	101,238
Fair value		41,133		55,587		4,557		-		101,277

HELD TO MATURITY
Amortized cost	$	2,479	$	3,372	$	2,205	$	625	$	8,681
Fair value		2,528		3,454		2,220		632		8,834

At March 31, 2017, investment securities with amortized costs of $4.120 million, and fair values of $4.150 million were pledged to secure borrowings with the Federal Home Loan Bank (“FHLB”).

As of March 31, 2017, investment securities with amortized costs of $3.051 million and fair values of $3.167 million were pledged to secure future borrowings with the Federal Reserve Bank of Cleveland (FRBC). Since the Company had no FRBC borrowings outstanding on March 31, 2017, all FRBC collateral pledges may be withdrawn by the Company at any time.

As of March 31, 2017, no investment securities were pledged to secure broker repurchase agreements.

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

At March 31, 2017, the Company’s Agency CMOs totaled $131.967 million as compared to $135.957 million at June 30, 2016. The Company’s private-label CMOs totaled $1.203 million at March 31, 2017 as compared to $1.459 million at June 30, 2016. The $4.246 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency and private-label CMOs which totaled $25.969 million and $350 thousand, respectively, which were partially offset by purchases of U.S. Government agency CMOs totaling $21.954 million. At March 31, 2017 and June 30, 2016, 100.0% (book value) of the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments. Substantially all of the Company’s floating rate MBSs adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBSs are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at March 31, 2017. During the nine months ending March 31, 2017, the Company reversed $94 thousand of non-credit unrealized holding losses on its three private-label CMOs with OTTI due to principal repayments. During the nine months ended March 31, 2017, the Company recorded no additional credit impairment charges on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of March 31, 2017. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At March 31, 2017
		Rating			Amortized Cost	Fair Value[3]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$664	$859	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	405	455	118
126694MP0	CWHL SER 26 1A5	D	N/A	D	134	147	36

					$1,203	$1,461	$355

3 Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
March 31, 2017
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	131,967	$	1,250	$	(398)	$	132,819
Private-label		1,203		258		-		1,461

Total	$	133,170	$	1,508	$	(398)	$	134,280

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
June 30, 2016
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	135,957	$	932	$	(913)	$	135,976
Private-label		1,459		244		-		1,703

Total	$	137,416	$	1,176	$	(913)	$	137,679

The amortized cost and fair value of the Company’s mortgage-backed securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
					(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$-	$	-	$	281	$	132,889	$	133,170
Fair value	-		-		288		133,992		134,280

At March 31, 2017, mortgage-backed securities with amortized costs of $131.967 million and fair values of $132.819 million were pledged to secure public deposits and borrowings with the FHLB. At June 30, 2016 mortgage-backed securities with an amortized cost of $127.6 million and fair values of $127.6 million, were pledged to secure public deposits and borrowings with the FHLB. Of the mortgage-backed securities pledged, $17.277 million of amortized cost was excess collateral at the FHLB. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

The following tables present the changes in accumulated other comprehensive gain (loss) by component, for the three and nine months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – December 31, 2016	$(13)	$(272)	$(285)

Other comprehensive income before reclassifications	39	17	56

Amounts reclassified from accumulated other comprehensive loss	-	-	-

Net current-period other comprehensive income	39	17	56

Ending Balance – March 31, 2017	$26	$(255)	$(229)

	Nine Months Ended March 31, 2017
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2016	$78	$(316)	$(238)

Other comprehensive income (loss) before reclassifications	(53)	62	9

Amounts reclassified from accumulated other comprehensive loss	-	-	-

Net current-period other comprehensive Income (loss)	(53)	62	9

Ending Balance – March 31, 2017	$25	$(254)	$(229)

	Three Months Ended March 31, 2016
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – December 31, 2015	$(180)	$(361)	$(541)

Other comprehensive income before reclassifications	201	23	224

Amounts reclassified from accumulated other comprehensive income	-	-	-

Net current-period other comprehensive income	201	23	224

Ending Balance – March 31, 2016	$21	$(338)	$(317)

	Nine Months Ended March 31, 2016
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2015	$(35)	$(426)	$(461)

Other comprehensive income before reclassifications	70	88	158

Amounts reclassified from accumulated other comprehensive loss	(14)	-	(14)

Net current-period other comprehensive income	56	88	144

Ending Balance – March 31, 2016	$21	$(338)	$(317)

8.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2017 and June 30, 2016.

	March 31, 2017

	Less Than Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)

Corporate debt securities	$41,445	$(72)	$991	$(5)	$42,436	$(77)
Foreign Debt Securities [4]	2,464	(5)	-	-	2,464	(5)
Obligations of state and political subdivisions	1,324	(6)	-	-	1,324	(6)
Collateralized mortgage obligations:
Agency	17,246	(40)	23,853	(358)	41,099	(398)

Total	$62,479	$(123)	$24,844	$(363)	$87,323	$(486)

	June 30, 2016

	Less Than Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)

Corporate debt securities	$19,313	$(27)	$6,243	$(13)	$25,556	$(40)
Foreign Debt Securities [4]	4,646	(2)	-	-	4,646	(2)
Collateralized mortgage obligations:
Agency	17,862	(136)	31,769	(777)	49,631	(913)

Total	$41,821	$(165)	$38,012	$(790)	$79,833	$(955)

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

	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016
	(Dollars in Thousands)
Beginning balance	$279	$231	$299	$248
Initial credit impairment	-	-	-	-
Subsequent credit impairment	-	-	-	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-	-	-
Reductions for securities sold	-	-	-	-
Reduction for actual realized losses	(11)	(8)	(31)	(25)
Reduction for increase in cash flows expected to be collected	-	-	-	-

Ending Balance	$268	$223	$268	$223

During the three and nine months ended March 31, 2017, the Company recorded no credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income. During the three and nine months ended March 31, 2017, the Company accreted back into other comprehensive income $17 thousand and $62 thousand, respectively, (net of income tax effect of $8 thousand and $32 thousand, respectively), based on principal repayments on private-label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the March 31, 2017 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that no additional private-label CMOs in the portfolio had an other-than-temporary impairment at March 31, 2017, keeping the total at three private-label CMOs with OTTI at March 31, 2017.

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

The Company had investments in 47 positions that were impaired at March 31, 2017. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of March 31, 2017 and June 30, 2016.

		March 31, 2017						June 30, 2016
		Total Loans		Individually evaluated for impairment		Collectively evaluated for impairment		Total Loans		Individually evaluated for impairment		Collectively evaluated for impairment

		(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$	61,122	$	-	$	61,122	$	49,411	$	-	$	49,411
Construction		2,978		-		2,978		4,783		-		4,783
Land acquisition & development		643		-		643		666		-		666
Multi-family dwellings		3,719		-		3,719		3,961		-		3,961
Commercial		2,163		-		2,163		1,592		-		1,592

Consumer Loans
Home equity		963		-		963		802		-		802
Home equity lines of credit		2,254		-		2,254		1,900		-		1,900
Other		197		-		197		150		-		150

Commercial Loans		896		-		896		1,456		-		1456

	$	74,935	$	-	$	74,935	$	64,721	$	-	$	64,721

Plus: Deferred loan costs		406						312
Allowance for loan losses		(410)						(360)

Total	$	74,931					$	64,673

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

The following tables are a summary of the loans considered to be impaired as of March 31, 2017 and June 30, 2016, and the related interest income recognized for the three and nine months ended March 31, 2017 and March 31, 2016:

	March 31, 2017	June 30, 2016
(Dollars in Thousands)
Impaired loans with an allocated allowance:
Home equity lines of credit	$-	$-
Impaired loans without an allocated allowance:
Commercial real estate loans	-	-

Total impaired loans	$-	$-

Allocated allowance on impaired loans:
Home equity lines of credit	$-	$-
Commercial real estate loans		-

Total	$-	$-

		Three Months Ended				Nine Months Ended
		March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016
		(Dollars in Thousands)
Average impaired loans
Construction loans	$	-	$	-	$	-	$	-
Land acquisition & development loans		-		-		-		-
Commercial real estate loans		-		-		-		16
Home equity lines of credit		-		-		-		-

Total	$	-	$	-	$	-	$	16

Income recognized on impaired loans
Construction loans	$	-	$	-	$	-	$	-
Land acquisition & development loans		-		-		-		-
Commercial real estate loans		-		-		-		1
Home equity lines of credit		-		-		-		-

Total	$	-	$	-	$	-	$	1

Total nonaccrual loans as of March 31, 2017 and June 30, 2016 and the related interest income recognized for the three and nine months ended March 31, 2017 and March 31, 2016 are as follows:

	March 31, 2017	June 30, 2016
(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$248	$254
Construction	-	-
Land acquisition & development	-	-
Commercial real estate	-	-
Home equity lines of credit	-	-

Total	$248	$254

		Three Months Ended				Nine Months Ended
		March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	249	$	256	$	251	$	258
Construction		-		-		-		-
Land acquisition & development		-		-		-		-
Commercial real estate		-		-		-		16
Home equity lines of credit		-		-		-		-

Total	$	249	$	256	$	251	$	274

Income that would have been recognized	$	5	$	4	$	11	$	13

Interest income recognized	$	3	$	7	$	13	$	17

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

During the three and nine months ended March 31, 2017, there were no troubled debt restructurings, and no troubled debt restructurings that subsequently defaulted. One previously modified TDR, secured by commercial real estate, was paid off in full during the nine months ended March 31, 2016.

The following tables include the recorded investment and number of modifications for modified loans, as of March 31, 2016. The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.

For the Three Months Ended March 31, 2016

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

(Dollars in Thousands)
Troubled debt restructurings:
Commercial real estate	-	$-	$-

Troubled debt restructurings that subsequently defaulted:
Commercial real estate	-	$-	$-

	For the Nine Months Ended March 31, 2016

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at March 31, 2017, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2017 and June 30, 2016:

		Current		30 –59 Days Past Due		60 –89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
March 31, 2017
First mortgage loans:
1 – 4 family dwellings	$	60,874	$	-	$	-	$	-	$	248	$	248	$	61,122
Construction		2,978		-		-		-		-		-		2,978
Land acquisition & development		643		-		-		-		-		-		643
Multi-family dwellings		3,719		-		-		-		-		-		3,719
Commercial		2,163		-		-		-		-		-		2,163

Consumer Loans:
Home equity		963		-		-		-		-		-		963
Home equity lines of credit		2,254		-		-		-		-		-		2,254
Other		197		-		-		-		-		-		197

Commercial Loans		896		-		-		-		-		-		896

	$	74,687	$	-	$	-	$	-	$	248	$	248		74,935

Plus: Deferred loan fees														406
Allowance for loan losses														(410)

Net Loans Receivable													$	74,931

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
June 30, 2016
First mortgage loans:
1 – 4 family dwellings	$	49,157	$	-	$	-	$	-	$	254	$	254	$	49,411
Construction		4,783		-		-		-		-		-		4,783
Land acquisition & development		666		-		-		-		-		-		666
Multi-family dwellings		3,961		-		-		-		-		-		3,961
Commercial		1,592		-		-		-		-		-		1,592

Consumer Loans:
Home equity		802		-		-		-		-		-		802
Home equity lines of credit		1,900		-		-		-		-		-		1,900
Other		150		-		-		-		-		-		150

Commercial Loans		1,456		-		-		-		-		-		1,456

	$	64,467	$	-	$	-	$	-	$	254	$	254		64,721

Plus: Deferred loan fees														312
Allowance for loan losses														(360)

Net Loans Receivable													$	64,673

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended March 31, 2017. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at March 31, 2017 and June 30, 2016.

	March 31, 2017
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial

	(Dollars in Thousands)
Pass	$2,978	$643	$3,719	$2,163	$896
Special Mention	-	-	-	-	-
Substandard	-	-	-	-	-
Doubtful	-	-	-	-	-

Ending Balance	$2,978	$643	$3,719	$2,163	$896

	June 30, 2016
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial

	(Dollars in Thousands)

Pass	$4,783	$666	$3,961	$1,592	$1,456
Special Mention	-	-	-	-	-
Substandard	-	-	-	-	-
Doubtful	-	-	-	-	-

Ending Balance	$4,783	$666	$3,961	$1,592	$1,456

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended March 31, 2017 and June 30, 2016.

		March 31, 2017

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	60,874	$	3,414
Non-performing		248		-

Total	$	61,122	$	3,414

		June 30, 2016

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	49,157	$	2,852
Non-performing		254		-

Total	$	49,411	$	2,852

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

The Company had no unallocated loss allowance balance at March 31, 2017 at June 30, 2016.

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2017 and 2016. Activity in the allowance is presented for the three and nine months ended March 31, 2017 and 2016.

		For the three months ended March 31, 2017
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2016	$	261	$	51	$	7	$	21	$	17	$	33	$	5	$	395
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		27		(15)		(1)		(1)		5		1		(1)		15

Ending ALLL Balance at March 31, 2017	$	288	$	36	$	6	$	20	$	22	$	34	$	4	$	410

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		288		36		6		20		22		34		4		410

	$	288	$	36	$	6	$	20	$	22	$	34	$	4	$	410

		For the nine months ended March 31, 2017
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2016	$	222	$	57	$	7	$	22	$	16	$	29	$	7	$	360
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		66		(21)		(1)		(2)		6		5		(3)		50

Ending ALLL Balance at March 31, 2017	$	288	$	36	$	6	$	20	$	22	$	34	$	4	$	410

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		288		36		6		20		22		34		4		410

	$	288	$	36	$	6	$	20	$	22	$	34	$	4	$	410

		For the three months ended March 31, 2016
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2015	$	162	$	84	$	8	$	29	$	29	$	32	$	7	$	351
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		39		(13)		(1)		4		(8)		(2)		2		21

Ending ALLL Balance at March 31, 2016	$	201	$	71	$	7	$	33	$	21	$	30	$	9	$	372

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		201		71		7		33		21		30		9		372

	$	201	$	71	$	7	$	33	$	21	$	30	$	9	$	372

		For the nine months ended March 31, 2016
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2015	$	125	$	63	$	9	$	30	$	34	$	37	$	6	$	304
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		76		8		(2)		3		(13)		(7)		3		68

Ending ALLL Balance at March 31, 2016	$	201	$	71	$	7	$	33	$	21	$	30	$	9	$	372

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		201		71		7		33		21		30		9		372

	$	201	$	71	$	7	$	33	$	21	$	30	$	9	$	372

During the three months ended March 31, 2017, the primary changes to the ALLL were comprised of a $27 thousand increase attributable to 1-4 family loans and a $5 thousand increase attributable to commercial real estate loans which were partially offset by a $15 thousand decrease attributable to construction loans.

During the nine months ended March 31, 2017, the ALLL associated with 1-4 family loans increased $66 thousand, while the ALLL associated with construction loans decreased $21 thousand.

The primary reason for the changes in the ALLL balance for both periods, in total, and within the identified segments, is changes in applicable loan balances.

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

During the three and nine months ended March 31, 2017, the Company also increased its ALLL reserve factors, due to increases in associated loan balances and qualitative factors for the following loan segment:

Loan Segment	03/31/2017 Factor	06/30/2016 Factor
1 – 4 family	0.43%	0.40%

10.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of March 31, 2017 and June 30, 2016.

	Maturity range		Weighted- average	Stated interest rate range		March 31,		June 30,
Description	from	to	interest rate [5]	from	to	2017		2016
						(Dollars in Thousands)

Convertible	07/27/17	07/27/17	4.26%	4.26%	4.26%	$10,000	$	10,000
Adjustable	08/11/17	09/01/17	0.69%	0.68%	0.70%	6,109		6,109

Total						$16,109	$	16,109

[5]	As of March 31, 2017.

Maturities of FHLB long-term advances at March 31, 2017, are summarized as follows:

Maturing During Fiscal Year Ended June 30:	Amount	Weighted- Average Interest Rate
(Dollars in Thousands)

2017	$-	-
2018	16,109	2.91%
2019	-	-
2020	-	-
2021 and thereafter	-	-

Total	$16,109	2.91%

The terms of the convertible advances reset to the three-month London Interbank Offered Rate (“LIBOR”) and have various spreads and call dates of three months. The FHLB has the right to convert from a fixed rate to a predetermined floating rate on its conversion date or quarterly thereafter. Should the advance be converted, the Company has the right to pay off the advance without penalty.

The adjustable rate advances adjust either monthly or quarterly, based on the one-month or three-month LIBOR index, and have various spreads to the LIBOR index. The spreads to the applicable LIBOR index range from 0.16% to 0.17%. The adjustable rate advances are not convertible or callable. The FHLB advances are secured by the Company’s FHLB stock, mortgage-backed and investment securities, and loans, and are subject to substantial prepayment penalties.

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of March 31, 2017 and June 30, 2016:

	March 31, 2017	June 30, 2016

	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$148,555	$144,027
Average balance	141,629	47,413
Maximum month-end balance	148,555	144,027
Average interest rate	0.83%	0.50%
Weighted-average rate	0.68%	0.54%

At March 31, 2017, the Company had remaining borrowing capacity with the FHLB of approximately $9.7 million.

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

The following table presents information regarding other borrowings as of March 31, 2017 and June 30, 2016:

	March 31, 2017	June 30, 2016

	(Dollars in Thousands)
Other short-term borrowings:
Ending balance	$-	$-
Average balance	-	2,748
Maximum month-end balance	-	9,700
Average interest rate	-%	0.51%
Weighted-average rate	-%	-%

12.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of March 31, 2017 and June 30, 2016, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2017
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$-	$1,324	$-	$1,324
Corporate securities	-	91,465	-	91,465
Foreign debt securities [6]	-	8,488	-	8,488

	$-	$101,277	$-	$101,277

	June 30, 2016
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$-	$2,041	$-	$2,041
Corporate securities	-	96,852	-	96,852
Foreign debt securities [6]	-	8,783	-	8,783

	$-	$107,676	$-	$107,676

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

The following tables present the assets reported on a non-recurring basis on the consolidated balance sheet at their fair values as of March 31, 2017 and June 30, 2016, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2017
		Level I		Level II		Level III		Total
(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	-	$	-

Total	$	-	$	-	$	-	$	-

June 30, 2016
		Level I		Level II		Level III		Total
(Dollars in Thousands)
Assets measured on a non-recurring basis:
Impaired loans	$	-	$	-	$	-	$	-

Total	$	-	$	-	$	-	$	-

For Level III assets measured at fair value on a recurring and non-recurring basis as of March 31, 2017 and June 30, 2016, the significant observable inputs used in the fair value measurements were as follows:

Fair Value at
		March 31, 2017	June 30, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Range (Weighted Average)

(Dollars in Thousands)

Impaired loans	$	-	$-	Appraisal of collateral[7]	Discounted appraisal[8]	0%/0%

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

[7]	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs which are not identifiable.
[8]	Appraisals may be adjusted by management for qualitative factors such as economic conditions. The range and weighted average of appraisal adjustments are presented as a percentage of the appraisals.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

		March 31, 2017
		Carrying Amount		Fair Value		Level I		Level II		Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	2,811	$	2,811	$	2,811	$	-	$	-
Certificates of deposit		10,383		10,383		10,383		-		-
Investment securities – available for sale		101,277		101,277		-		101,277		-
Investment securities – held to maturity		8,681		8,834		-		8,834		-
Mortgage-backed securities – held to maturity:
Agency		131,967		132,819		-		132,819		-
Private-label		1,203		1,461		-		-		1,461
Net loans receivable		74,931		74,339		-		-		74,339
Accrued interest receivable		1,210		1,210		1,210		-		-
FHLB stock		6,946		6,946		6,946		-		-
Bank owned life insurance		4,509		4,509		4,509		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	21,751	$	21,751	$	21,751	$	-	$	-
NOW accounts		22,125		22,125		22,125		-		-
Savings accounts		46,119		46,119		46,119		-		-
Money market accounts		22,675		22,675		22,675		-		-
Certificates of deposit		31,223		31,057		-		-		31,057
Advance payments by borrowers for taxes and insurance		1,241		1,241		1,241		-		-
FHLB advances – fixed rate		10,000		10,413		-		-		10,413
FHLB advances – variable rate		6,109		6,109		6,109		-		-
FHLB short-term advances		148,555		148,555		148,555		-		-
Accrued interest payable		198		198		198		-		-

		June 30, 2016
		Carrying Amount		Fair Value		Level I		Level II		Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	2,343	$	2,343	$	2,343	$	-	$	-
Certificates of deposit		350		350		350		-		-
Investment securities – available for sale		107,676		107,676		-		107,676		-
Investment securities – held to maturity		9,523		9,990		-		9,990		-
Mortgage-backed securities – held to maturity:
Agency		135,957		135,976		-		135,976		-
Private-label		1,459		1,703		-		-		1,730
Net loans receivable		64,673		67,335		-		-		67,335
Accrued interest receivable		1,508		1,508		1,508		-		-
FHLB stock		6,599		6,599		6,599		-		-
Bank owned life insurance		4,410		4,410		4,410		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	17,284	$	17,284	$	17,284	$	-	$	-
NOW accounts		22,201		22,201		22,201		-		-
Savings accounts		47,232		47,232		47,232		-		-
Money market accounts		23,050		23,050		23,050		-		-
Certificates of deposit		30,250		30,241		-		-		30,241
Advance payments by borrowers for taxes and insurance		1,261		1,261		1,261		-		-
FHLB advances – fixed rate		10,000		10,498		-		-		10,498
FHLB advances - variable rate		6,109		6,109		6,109		-		-
FHLB short-term advances		144,027		144,027		144,027		-		-
Accrued interest payable		189		189		189		-		-

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

Cash and Cash Equivalents, Certificates of Deposit, Accrued Interest Receivable and Payable, and FHLB Short-term Advances, and Other Short-term Borrowings

The fair value approximates the current carrying value.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2017.

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

FINANCIAL CONDITION

The Company’s assets totaled $344.968 million at March 31, 2017, as compared to $335.723 million at June 30, 2016. The $9.245 million or 2.75% increase in total assets was primarily comprised of a $10.033 million increase in certificates of deposit and a $10.258 million increase in net loans receivable, which were partially offset by a $4.246 million decrease in mortgage-backed securities and a $7.241 million decrease in investment securities classified as available for sale and held to maturity. The increase in certificates of deposit purchased was primarily attributable to purchases of large dollar floating rate certificates of deposit. The certificates of deposit reprice on a quarterly basis with various margins above the 3-month U.S. Libor index. The certificates also qualify for a 20% risk-weight under the Basel III risk-based capital regulations. The increase in net loans receivable was principally attributable to increases in the single-family owner occupied segment of the loan portfolio. The decreases in mortgage-backed and investment securities were used primarily to fund the increases in certificates of deposit and net loans receivable. See “Quantitative and Qualitative Disclosures About Market Risk - Asset and Liability Management”.

The Company’s total liabilities increased $8.636 million or 2.85% to $311.274 million as of March 31, 2017 from $302.638 million as of June 30, 2016. The $8.636 million increase in total liabilities was primarily comprised of a $4.528 million or 3.14% increase in FHLB short-term advances and a $3.856 million or 2.73% in total deposits. The increases in FHLB short-term advances were primarily the result of funding needs for the purchase of certificates of deposit. The increase in total deposits was primarily attributable to increases in non-interest bearing and time deposit accounts totaling $4.467 million and $973 thousand, respectively, which were partially offset by decreases in savings and money market accounts totaling $1.113 million and $375 thousand, respectively. The $243 thousand increase in other liabilities was primarily due to an increase in accrued federal income taxes. See also “Quantitative and Qualitative Disclosures About Market Risk - Asset and Liability Management”.

Total stockholders’ equity increased $609 thousand or 1.84% to $33.694 million as of March 31, 2017, from $33.085 million as of June 30, 2016. The increase was primarily attributable to Company net income of $1.219 million, which was partially offset by $281 thousand of cash dividends paid on the Company’s common stock, and $359 thousand paid for the acquisition of Treasury stock.

RESULTS OF OPERATIONS

General. WVS reported net income of $426 thousand or $0.23 earnings per share (basic and diluted), and $1.219 million or $0.65 earnings per share (basic and diluted), for the three and nine months ended March 31, 2017, respectively. Net income increased $97 thousand or 29.48% and earnings per share (basic and diluted) increased $0.06 or 35.29% for the three months ended March 31, 2017, when compared to the same period in 2016. The increase in net income for the three months ended March 31, 2017 was primarily attributable to a $108 thousand increase in net-interest income, a $43 thousand decrease in non-interest expense, and a $6 thousand decrease in provisions for loan losses, which were partially offset by a $59 thousand increase in income tax expense.

For the nine months ended March 31, 2017, net income increased $286 thousand or 30.65% and earnings per share (basic and diluted) increased $0.16 or 32.65%, when compared to the same period in 2016. The increase in net income for the nine months ended March 31, 2017, was primarily attributable to a $304 thousand increase in net interest income, an $80 thousand decrease in non-interest expense and an $18 thousand decrease in provisions for loan losses, which were partially offset by a $56 thousand increase in income tax expense and a $60 thousand decrease in non-interest income.

Net Interest Income. The Company’s net interest income increased by $108 thousand or 7.93% for the three months ended March 31, 2017, when compared to the same period in 2016. The increase in net interest income is attributable to a $194 thousand increase in interest income, which was partially offset by an $86 thousand increase in interest expense. The increase in interest income was primarily attributable to higher average balances in the Company’s loan and certificate of deposit portfolios during the three months ended March 31, 2017, when compared to the same period in 2016. The increase in interest expense was primarily attributable to higher rates paid on FHLB short-term borrowings, and time deposits during the three months ended March 31, 2017, when compared to the same period in 2016.

For the nine months ended March 31, 2017, net interest income increased $304 thousand or 7.62% when compared to the same period in 2016. The increase in net-interest income was primarily attributable to a $528 thousand increase in interest income, which was partially offset by a $224 thousand increase in interest expense. The increase in interest income was primarily due to higher average balances of the Company’s loan and certificate of deposit portfolios for the nine months ended March 31, 2017, which were partially offset by lower yields earned on FHLB stock, when compared to the same period in 2016. The increase in interest expense was primarily due to higher rates paid on FHLB advances, which were partially offset by lower average balances of FHLB advances.

Interest Income. Interest income on net loans receivable increased $91 thousand or 14.97% and $305 thousand or 17.97% for the three and nine months ended March 31, 2017, respectively, when compared to the same periods in 2016. The increase for the three months ended March 31, 2017 was primarily attributable to a $14.128 million increase in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 28 basis points in the weighted average yield earned on net loans receivable for the three months ended March 31, 2017, when compared to the same period in 2016. The increase for the nine months ended March 31, 2017 was primarily attributable to a $15.976 million increase in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 36 basis points in the weighted average yield earned on net loans receivable for the nine months ended March 31, 2017, when compared to the same period in 2016. For the three and nine months ended March 31, 2017, the increase in the average balance of loans outstanding was primarily attributable to loan originations in excess of repayments, while the decrease in the average yield earned on net loans receivable was primarily attributable to lower rates on new loans originated. During fiscal 2015, 2016 and into fiscal 2017, the Company enjoyed higher demand for single-family home purchase loans. Substantially all of our loan originations and purchases were fixed-rate with a mix of 15, 20, and 30 year terms.

Interest income on investment securities increased $62 thousand or 12.63% and $105 thousand or 7.20% for the three and nine months ended March 31, 2017, respectively, when compared to the same periods in 2016. The increase for the three months ended March 31, 2017 was primarily attributable to a $7.733 million increase in the average balance of investment securities outstanding, and a 9 basis point increase in the weighted average yield on investment securities, when compared to the same period in 2016.

The increase for the nine months ended March 31, 2017 was primarily attributable to a $3.535 million increase in the average balance of investment securities outstanding, and a 7 basis point increase in the weighted average yield on investment securities, when compared to the same period in 2016.

Dividend income on FHLB stock increased $1 thousand or 1.25% and decreased $11 thousand or 4.33% for the three and nine months ended March 31, 2017, respectively, when compared to the same periods in 2016. The increase in dividends on FHLB stock for the three months ended March 31, 2017 was attributable to a 6 basis point increase in the yield earned on FHLB stock, during the three months ended March 31, 2017, when compared to the same period in 2016. The decrease in dividends on FHLB stock for the nine months ended March 31, 2017 was attributable to a 36 basis point decrease in the yield earned on FHLB stock, which was partially offset by a $163 thousand increase in the average balance of FHLB stock held during the nine months ended March 31, 2017, when compared to the same period in 2016.

Interest income on mortgage-backed securities decreased $1 thousand or 0.17% and increased $46 thousand or 2.86% for the three and nine months ended March 31, 2017, respectively, when compared to the same periods in 2016. The decrease for the three months ended March 31, 2017 was primarily attributable to a $21.471 million decrease in the average balance of U.S. Government agency mortgage-backed securities outstanding, and a $466 thousand decrease in the average balance of private-label mortgage-backed securities, which were partially offset by 26 and 72 basis point increases in the weighted average yield earned on U.S. Government agency and private-label mortgage-backed securities for the three months ended March 31, 2017, when compared to the same period in 2016. The increase for the nine months ended March 31, 2017 was primarily attributable to a 27 basis point increase in the weighted average yield earned on U.S. Government Agency mortgage-backed securities and a 64 basis point increase in the weighted average yield earned on private-label mortgage-backed securities which were partially offset by a $20.753 million decrease in the average balance of U.S. Government Agency mortgage-backed securities outstanding and a $502 thousand decrease in the average balance of private-label mortgage-backed securities outstanding. The decrease in the average balances of private-label mortgage-backed securities during the three and nine months ended March 31, 2017 was attributable to principal paydowns of private-label mortgage-backed securities during the periods. The decrease in the average balance of U.S. Government agency mortgage-backed securities for the three and nine months ended March 31, 2017, was primarily attributable to repayments of $4.012 million and $25.964 million, respectively, on the U.S. Government agency mortgage-backed securities portfolio, during the three and nine months ended March 31, 2017, which were partially offset by purchases of U.S. Government agency mortgage-backed securities totaling $21.954 million during the nine months ended March 31, 2017. The mortgage-backed securities proceeds during both periods, were primarily used to fund loan originations and purchases of certificates of deposit.

Interest income on bank certificates of deposit increased $38 thousand and $77 thousand for the three and nine months ended March 31, 2017, respectively, when compared to the same periods in 2016. The increases for the three and nine months ended March 31, 2017 were primarily attributable to increases of $10.034 million and $7.234 million, in outstanding balances, respectively, when compared to the same periods in 2016. During the three and nine months ended March 31, 2017, the Company purchased large dollar floating rate certificates of deposit to better position itself for a possible increase in market interest rates. Funds used to purchase the certificates of deposit were primarily from repayments on the Company’s mortgage-backed securities portfolio.

Interest Expense. Interest paid on FHLB advances increased by $70 thousand or 20.35% and $213 thousand or 24.74% respectively, for the three and nine months ended March 31, 2017, when compared to the same periods in 2016. The increase in interest expense on FHLB advances for the three months ended March 31, 2017 is primarily attributable to an 18 basis point increase in the weighted average cost of FHLB advances, which were partially offset by a $2.500 million decrease in FHLB long-term fixed rate advances when compared to the same period in 2016. The increase in interest expense on FHLB advances for the nine months ended March 31, 2017 is primarily attributable to a 16 basis point increase in the weighted average cost of FHLB advances, which were partially offset by a $2.500 million decrease in FHLB long-term fixed rate advances when compared to the same period in 2016. The Company utilized this funding source in both periods to better match variable rate funding to its variable rate mortgage-backed securities.

Interest paid on other short-term borrowings decreased by $5 thousand or 100.00% and $13 thousand or 100.00%, respectively, for the three and nine months ended March 31, 2017, when compared to the same periods in 2016. The decrease in interest expense on other short-term borrowings for both periods is attributable to the payoff of outstanding balances when compared to the same periods in 2016. During fiscal 2017, the Company found FHLB advances to be more cost advantageous than other short term borrowings.

Interest expense on deposits increased $21 thousand or 39.62% and increased $24 thousand or 15.09% for the three and nine months ended March 31, 2017, respectively, when compared to the same periods in 2016. The increase in interest expense on deposits for the three months ended March 31, 2017 was primarily attributable to an $8.406 million increase in the average balance of time deposits outstanding and a 12 basis point increase in the weighted average yield paid on time deposits, which were partially offset by a $572 thousand decrease in the average balance of savings deposits, when compared to the same period in 2016. The increase in interest expense on deposits for the nine months ended March 31, 2017 was primarily attributable to an 8 basis point increase in the weighted average yield paid on time deposits and a $1.134 million increase in the average balance of time deposits outstanding, when compared to the same period in 2016. During the three and nine months ended March 31, 2017, the Company periodically utilized short term brokered certificates of deposit as a funding source.

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

Provisions for loan losses decreased $6 thousand and $18 thousand for the three and nine months ended March 31, 2017, respectively, when compared to the same periods in 2016. The decrease in the provisions for loan losses for the three and nine months ended March 31, 2017 was primarily attributable to lower average volumes of loans within the multi-family and commercial loan segments which more than offset higher average volumes of loans within the single-family owner occupied loan segment when compared to the same periods in 2016. At March 31, 2017, the Company’s total allowance for loan losses amounted to $410 thousand or 0.55% of the Company’s net loan portfolio, as compared to $360 thousand or 0.55% at June 30, 2016. At March 31, 2017, the Company’s non-performing loans totaled $248 thousand as compared to $254 thousand at June 30, 2016.

Non-Interest Income. Non-interest income decreased by $1 thousand or 0.76%, and $60 thousand or 14.05% for the three and nine months ended March 31, 2017, respectively, when compared to the same period in 2016. The decrease in non-interest income for the three months ended March 31, 2017 was primarily attributable to a $2 thousand decrease in service charges on deposits, and a $1 thousand decrease in earnings on bank owned life insurance, which was partially offset by a $9 thousand market gain on a trading asset, when compared to the same period in 2016. The decrease in non-interest income for the nine months ended March 31, 2017 was primarily attributable to a $31 thousand realized loss on a trading security, the absence of a $21 thousand investment security gain and a $14 thousand decrease in service charges in deposits, which were partially offset by a $7 thousand increase in miscellaneous other operating income.

Non-Interest Expense. Non-interest expense decreased $43 thousand or 4.58% and $80 thousand or 2.83% for the three and nine months ended March 31, 2017, respectively, when compared to the same periods in 2016. The decrease for the three months ended March 31, 2017 was principally attributable to decreases in federal deposit insurance premiums, legal expenses, and employee related expenses totaling $25 thousand, $11 thousand, and $4 thousand, respectively, when compared to the same period in 2016. The decrease for the nine months ended March 31, 2017 was primarily attributable to decreases in employee related costs, federal deposit insurance premiums, and legal expenses totaling $29 thousand, $89 thousand, and $28 thousand, respectively, which were partially offset by increases in charitable contributions eligible for PA tax credits and data processing costs totaling $56 thousand and $23 thousand, respectively, during the nine months ended March 31, 2017, when compared to the same period in 2016.

Income Tax Expense. Income tax expense increased $59 thousand and $56 thousand for the three and nine months ended March 31, 2017, respectively, when compared to the same periods in 2016. The increases for the three and nine months ended March 31, 2017 were primarily due to increased levels of taxable income, when compared to the same periods in 2016.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $3,113 million during the nine months ended March 31, 2017. Net cash provided by operating activities was primarily comprised of net income of $1.219 million, $1.487 million of amortization of discounts, premiums and deferred loan costs, a $261 thousand increase in accrued income taxes, and a $298 thousand decrease in accrued interest receivable, which was partially offset by $99 thousand of earnings on bank-owned life insurance.

Funds used for investing activities totaled $10.410 million during the nine months ended March 31, 2017. Primary uses of funds during the nine months ended March 31, 2017 included purchases of investment securities available for sale totaling $73.408 million, an increase in net loans receivable totaling $10.258 million, purchases of mortgage-backed securities – held to maturity totaling $21.954 million, net purchases of FHLB stock totaling $310 thousand, and net purchases of certificates of deposit totaling $10.033 million. Primary sources of funds during the nine months ended March 31, 2017 included proceeds from repayments of investments and mortgage-backed securities in the held-to-maturity portfolio totaling $833 thousand and $26.331 million, respectively, and proceeds from repayments of investment securities in the available-for-sale portfolio totaling $78.335 million. The mortgage-backed securities repayments were primarily used to offset purchases of securities in the investment portfolio and to fund loan growth.

Funds provided by financing activities totaled $7.765 million for the nine months ended March 31, 2017. The primary sources included a $2.903 million increase in transaction and savings deposits, and a $4.528 million increase in FHLB advances, and a $973 thousand increase in certificates of deposits, which were partially offset by $359 thousand used to purchase treasury stock, and $281 thousand in cash dividends paid on the Company’s common stock. Management believes that a significant portion of our local maturing deposits will remain with the Company. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at March 31, 2017 totaled $26.2 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At March 31, 2017, total approved loan commitments outstanding were $1.444 million. At the same date, commitments under unused lines of credit amounted to $5.776 million and the unadvanced portion of construction loans approximated $1.806 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $101.277 million at March 31, 2017. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On April 24, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share and a special dividend of $0.04 per share, both payable on May 18, 2017, to shareholders of record at the close of business on May 8, 2017. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of March 31, 2017, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $33.694 million or 20.14%, $33.923 million or 20.14%, and $34.368 million or 20.40%, respectively, of total risk-weighted assets, and Tier I leverage capital of $33.923 million or 9.76% of average quarterly assets.

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

The Company’s nonperforming assets at March 31, 2017 totaled $248 thousand or 0.07% of total assets as compared to $254 thousand or 0.08% of total assets at June 30, 2016. Nonperforming assets at March 31, 2017 consisted of one single-family real estate loan totaling $248 thousand. The loan is currently under a bankruptcy order and making payments as agreed.

The $6 thousand decrease in nonperforming assets during the nine months ended March 31, 2017 was primarily attributable to principal repayments on one non-accrual single-family real estate loan totaling $6 thousand.

During the three and nine months ended March 31, 2017, the Company collected $3 thousand and $13 thousand, respectively, of interest income on non-accrual loans. Approximately $5 thousand and $11 thousand, respectively, of interest income would have been recorded during the three and nine months ended March 31, 2017, on non-accrual loans if such loans had been current according to the original loan agreements for the entire periods. These amounts were not included in the Company’s interest income for the three and nine months ended March 31, 2017. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

	March 31,	June 30,
	2017	2016	2015
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$247,582	$260,710	$227,461
Interest-bearing liabilities maturing or repricing within one year	220,611	235,345	228,335

Interest sensitivity gap	$ 26,971	$ 25,365	$ (874)

Interest sensitivity gap as a percentage of total assets	7.82%	7.56%	-0.27%
Ratio of assets to liabilities maturing or repricing within one year	112.23%	110.78%	99.62%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at March 31, 2017. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$14,210	$13,490	$24,603	$45,737	$43,185	$40,558	$28,075
% of Total Assets	4.1%	3.9%	7.1%	13.3%	12.5%	11.8%	8.1%
Base Case Up 100 bp
Cumulative Gap ($’s)	$14,465	$13,970	$25,492	$47,298	$45,218	$43,050	$28,075
% of Total Assets	4.2%	4.0%	7.4%	13.7%	13.1%	12.5%	8.1%
Base Case No Change
Cumulative Gap ($’s)	$14,905	$14,804	$26,971	$49,841	$48,479	$46,934	$28,075
% of Total Assets	4.3%	4.3%	7.8%	14.4%	14.1%	13.6%	8.1%
Base Case Down 100 bp
Cumulative Gap ($’s)	$16,104	$17,069	$30,992	$56,433	$56,590	$55,871	$28,075
% of Total Assets	4.7%	4.9%	9.0%	16.4%	16.4%	16.2%	8.1%
Base Case Down 200 bp
Cumulative Gap ($’s)	$17,264	$19,233	$34,710	$62,060	$62,998	$61,923	$28,075
% of Total Assets	5.0%	5.6%	10.1%	18.0%	18.3%	18.0%	8.1%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2017. This analysis was done assuming that the interest-earning assets will average approximately $346 million and $347 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at March 31, 2017. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	March 31, 2018					March 31, 2019
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-11.8%	-6.0%	-	0.7%	-0.4%	-22.9%	-11.4%	-	5.1%	5.4%
Return on average equity	4.18%	4.86%	5.57%	5.66%	5.53%	2.84%	4.16%	5.42%	5.99%	6.03%
Return on average assets	0.41%	0.48%	0.56%	0.56%	0.55%	0.29%	0.43%	0.56%	0.62%	0.63%
Market value of equity (in thousands)	$39,759	$42,202	$44,784	$45,277	$45,581

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at March 31, 2017. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2017.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and land development loans	$1,806
Undisbursed lines of credit	$5,776
Loan origination commitments	$1,444
Letters of credit	$-

$9,026

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2017, the Savings Bank had no performance standby letters of credit outstanding. In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

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

During the quarter ended March 31, 2017, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended March 31, 2017.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
01/01/17 – 01/31/17	-	$-	-	$568,600
02/01/17 – 02/28/17	-	$-	-	$568,600
03/01/17 – 03/31/17	800	$13.50	-	$568,600
Total	800	$13.50	-	$568,600

(1)	All shares indicated were purchased under the Company’s ESOP Stock Purchase Program.
(2)	Shares purchased using funds borrowed from the Company.
(3)	ESOP Stock Purchase Program
(a)	Announced March 31, 2016.
(b)	$750,000 of common shares approved for purchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has $568,600 of shares remaining to be purchased at March 31, 2017.
(e)	Not applicable.

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended March 31, 2017.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
01/01/17 – 01/31/17	-	$-	-	92,759
02/01/17 – 02/28/17	-	$-	-	92,759
03/01/17 – 03/31/17	-	$-	-	92,759
Total	-	$-	-	92,759

(1)	All shares indicated were purchased under the Company’s reopened Eleventh Stock Repurchase Program.
(2)	Eleventh Stock Repurchase Program
(a)	Announced October 27, 2015.
(b)	100,800 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 92,759 common shares remaining to be purchased at March 31, 2017.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

May 12, 2017	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

May 12, 2017	BY:	/s/ Linda K. Butia
Date		Linda K. Butia Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)