Form 10-K
period 2017-06-30
WVS FINANCIAL CORP
filed 2017-09-14
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§ 240.12b-2 of this chapter).

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of December 31, 2016, the aggregate value of the 1,437,614 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 570,530 shares held by all directors and officers of the registrant as a group, was approximately $21.17 million. This figure is based on the last known trade price of $14.725 per share of the registrant’s Common Stock on December 31, 2016.

Number of shares of Common Stock outstanding as of September 8, 2017: 2,008,144

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2017 are incorporated into Part II.

(2)	Portions of the definitive proxy statement for the 2017 Annual Meeting of Stockholders are incorporated into Part III.

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

Lending Activities

General. At June 30, 2017, the Company’s net portfolio of loans receivable totaled $77.5 million, as compared to $64.7 million at June 30, 2016. Net loans receivable comprised 22.0% of the Company’s total assets at June 30, 2017, as compared to 19.3% at June 30, 2016. Net loans also equated to 53.3% of the Company’s deposits at June 30, 2017 as compared to 45.8% at June 30, 2016. The principal categories of loans in the Company’s portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans, land acquisition and development loans and commercial loans. Substantially all of the Company’s mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration (“FHA”) nor partially guaranteed by the Department of Veterans Affairs (“VA”). Historically, the Company’s lending activities have been concentrated in single-family residential and land development and construction loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

All of the Company’s mortgage loans are secured by properties located in Pennsylvania. Moreover, substantially all of the Company’s non-mortgage loan portfolio consists of loans made to residents and businesses located in the Company’s primary market area.

Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2017, the Savings Bank’s limit on loans-to-one borrower was approximately $4.7 million. The Company’s general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2017, the Company’s five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $1.8 million to $3.8 million, with a $1.9 million group of loans-to-one borrower secured by real estate located in the Company’s primary market area and investments pledged by the borrower. Related outstanding disbursed principal balances on the Company’s five largest loans or group of loans-to-one borrower, including related entities, ranged from an aggregate of $1.8 million to $3.8 million. The remainder of the groups of loans-to-one borrower are secured primarily by real estate located in the Company’s primary market area. Included in this range are undisbursed loan proceeds (i.e. loans in process) ranging from $0 to $1.0 million.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s net loans receivable portfolio by type of loan at the dates indicated.

	At June 30,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
Single-family	$65,153	84.13%	$49,411	76.34%	$28,620	61.76%	$15,634	52.17%	$13,611	42.74%
Multi-family	3,653	4.71	3,961	6.12	6,084	13.13	2,327	7.76	2,780	8.73
Commercial	2,033	2.63	1,592	2.46	3,395	7.33	4,523	15.09	5,787	18.17
Construction	1,866	2.41	4,783	7.39	3,032	6.54	1,872	6.25	2,546	8.00
Land acquisition and development	462	0.60	666	1.03	653	1.41	573	1.91	1,407	4.42

Total real estate loans	73,167	94.48	60,413	93.34	41,784	90.17	24,929	83.18	26,131	82.06

Consumer loans:
Home equity	3,292	4.25	2,702	4.18	3,092	6.67	2,834	9.46	3,141	9.86
Other	139	0.18	150	0.23	211	0.46	221	0.74	180	0.57

Total consumer loans	3,431	4.43	2,852	4.41	3,303	7.13	3,055	10.20	3,321	10.43

Commercial loans	841	1.09	1,456	2.25	1,251	2.70	1,584	5.29	1,890	5.94

Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	—	—	400	1.33	500	1.57

	77,439	100.00%	64,721	100.00%	46,338	100.00%	29,968	100.00%	31,842	100.00%

Less:
Net deferred loan origination costs (fees)	434		312		129		(10)		(4)
Allowance for loan losses	(418)		(360)		(304)		(234)		(307)

Net loans receivable	$77,455		$64,673		$46,163		$29,724		$31,531

Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company’s loans and mortgage-backed securities at June 30, 2017. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company’s loan portfolio.

	Real Estate Loans
	Single- family	Multi- family	Commercial	Construction	Land acquisition and development	Consumer loans	Commercial loans	Obligations (other than securities and leases) of states & political subdivisions	Mortgage- backed securities	Total
	(Dollars in Thousands)
Amounts due in:
One year or less	$912	$—	$—	$540	$—	$1,824	$201	$—	$—	$3,477
After one year through five years	324	133	850	1,326	462	601	—	—	—	3,696
After five years	63,917	3,520	1,183	—	—	1,006	640	—	129,321	199,587

Total (1)	$65,153	$3,653	$2,033	$1,866	$462	$3,431	$841	$—	$129,321	$206,760

Interest rate terms on amounts due after one year:
Fixed	$62,281	$411	$786	$126	$—	$1,019	$—	$—	$—	$64,623
Adjustable	1,960	3,242	1,247	1,200	462	588	640	—	129,321	138,660

Total	$64,241	$3,653	$2,033	$1,326	$462	$1,607	$640	$—	$129,321	$203,283

(1)	Does not include adjustments relating to the allowance for loan losses, accrued interest, deferred fee income or expense, and unearned discounts.

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

At June 30, 2017, the Company had approximately $452 thousand of renewed construction loans. The $452 thousand in aggregate disbursed principal that has been renewed is comprised of one single-family speculative construction loan. Management believes that the renewed construction loan will self-liquidate during the normal course of business, though some additional rollovers may be necessary. All of the loans that have been rolled over are in compliance with all loan terms, including the receipt of all required payments, and are considered performing loans.

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

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraised value and the loan-to-value ratio. The Company services substantially all of its purchased loans. Loan participations purchased or sold by the Company may be serviced by either the Company or the seller as mutually agreed on a deal by deal basis. At June 30, 2017, $199 thousand or 0.3% of the Company’s net loans receivable were being serviced for the Company by others.

The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

	At or For the Year Ended June 30,
	2017	2016	2015
	(Dollars in Thousands)
Net loans receivable beginning balance	$64,673	$46,163	$29,724
Real estate loan originations
Single-family (1)	5,022	5,208	3,734
Multi-family	—	290	1,806
Commercial	870	532	—
Construction	2,521	1,692	3,783
Land acquisition and development	726	726	462

Total real estate loan originations	9,139	8,448	9,785

Home equity	661	—	146
Other	—	—	78

Total loan originations	9,800	8,448	10,009

Disbursements against available credit lines:
Home equity	1,376	986	1,915
Commercial	—	84	464

Total originations	11,176	9,518	12,388

Real estate loan purchases
Single-family (2)	13,692	22,080	16,700
Less:
Loan principal repayments	12,860	16,045	8,776
Transferred to real estate owned	—	—	139
Change in loans in process	(710)	(2,830)	3,803
Other, net (3)	(64)	(127)	(69)

Net increase	12,782	18,510	16,439

Net loans receivable ending balance	$77,455	$64,673	$46,163

(1)	Consists of loans secured by one-to-four family properties and single-family construction loans.
(2)	Substantially all loans purchased were within the Savings Bank’s primary market area or the greater Pittsburgh Metropolitan Statistical Area (MSA).
(3)	Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2017 $65.2 million or 84.1% of the Company’s total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. The increase of $15.7 million in single-family residential real estate loans during fiscal 2017 was primarily the result of originations and loan purchases in excess of pay downs on single-family residential real estate loans. During fiscal 2015, the Company began to purchase single-family loans to augment its own originations. Single-family loan purchases totaled $13.7 million in fiscal 2017, and $22.1 million in fiscal 2016. Substantially all of the loans purchased were in the greater Pittsburgh area. Single-family loan originations totaled $5.0 million and decreased $186 thousand or 3.6% during the fiscal year ended June 30, 2017, when compared to fiscal 2016. The Company continued to actively originate single-family loans in order to make single-family loans available to the public and in order to generate interest income. All single-family loans originated were maintained on the Company’s balance sheet. The Company continued to offer shorter duration consumer, home equity, construction loans, land acquisition and development loans and commercial loans.

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

At June 30, 2017, approximately $62.3 million or 95.6% of the single-family residential loans in the Company’s loan portfolio consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company’s experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

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

Property appraisals on the real estate and improvements securing the Company’s single-family residential loans are made by independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with federal regulations and policies. The Company obtains title insurance policies on most of the first mortgage real estate loans originated. If title insurance is not obtained or is unavailable, the Company obtains an abstract of title and a title opinion. Borrowers also must obtain hazard insurance prior to closing and, when required by the United States Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes, homeowners and mortgage insurance premiums as they become due.

Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2017, $3.7 million or 4.7% of the Company’s total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented a decrease of $308 thousand or 7.8% from June 30, 2016. The decrease in multi-family loans during fiscal 2017 was attributable to principal repayments.

At June 30, 2017, $2.0 million or 2.6% of the Company’s loan portfolio consisted of loans secured by existing commercial real estate properties, which represented an increase of $441 thousand or 27.7% from June 30, 2016. The increase in commercial real estate loans during fiscal 2017 was attributable to loan originations. The Company has not emphasized commercial real estate lending due to the substantial growth in its lower risk single-family owner occupied loan portfolio.

The majority of the Company’s multi-family residential loans are secured primarily by 5 to 20 unit apartment buildings, while commercial real estate loans are secured by office buildings and small retail establishments. These types of properties constitute the majority of the Company’s commercial real estate loan portfolio. The Company’s multi-family residential and commercial real estate loan portfolio consists primarily of loans secured by properties located in its primary market area.

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

At June 30, 2017, the Company’s multi-family residential and commercial real estate loan portfolio consisted of approximately 19 loans with an average principal balance of $299 thousand. At June 30, 2017, the Company had no multi-family residential real estate loans or commercial real estate loans that were classified as non-accrual.

Construction Loans. The Company may from time to time engage in the origination of loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company’s primary market area. At June 30, 2017, construction loans amounted to approximately $1.9 million or 2.4% of the Company’s total loan portfolio, which represented a decrease of $2.9 million or 61.0%

from June 30, 2016. The decrease was principally due to lower demand for the new construction of owner occupied single family homes. As of June 30, 2017, the Company’s portfolio of construction loans consisted primarily of loans for the construction of single-family residential real estate. There were $2.5 million of construction loan originations during the fiscal year ended June 30, 2017, as compared to $1.7 million in construction loan originations in fiscal 2016. Purchases of construction loans totaled $2.5 million in fiscal 2017, and $3.9 million in fiscal 2016. Substantially all of the loans purchased were in the greater Pittsburgh area. Management continues to monitor housing starts both locally and nationally.

Upon application, credit review and analysis of personal and corporate financial statements, the Company may grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $1.2 million. Once approved for a construction line, a developer must still submit plans and specifications and receive the Company’s authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2017, the Company also had $462 thousand or 0.6% of the total loan portfolio invested in land development loans.

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

Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2017, $3.4 million or 4.4% of the Company’s total loan portfolio consisted of consumer loans, which represented an increase of $579 thousand or 20.3% from June 30, 2016. The $579 thousand increase was primarily attributable to an increase in home equity loan originations. The consumer loans offered by the Company include home equity loans, home equity lines of credit, loans secured by deposit accounts, personal loans, and education loans. Approximately 96.0% of the Company’s consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2017, approximately 30.1% of the Company’s home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

Commercial Loans. At June 30, 2017, $841 thousand or 1.1% of the Company’s total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, marketable investment securities, business inventory and equipment, and similar collateral, a decrease of $615 thousand from $1.5 million of commercial loans at June 30, 2016. The decrease during fiscal 2017 was principally due to principal repayments. The Company may continue to selectively develop this line of business in order to increase interest income and to attract compensating deposit account balances.

Loan Fee Income. In addition to interest earned on loans, the Company may receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

The Company’s loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with ASC Topic 310, the Company has recognized $(64) thousand, $(17) thousand and $5 thousand of deferred loan fees (costs) during fiscal 2017, 2016 and 2015, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. Loans previously originated with lower or no loan origination fees will reduce the recognition of associated deferred fee balances while loans originated with higher loan origination fees will increase the recognition of associated deferred fee balances.

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

	At June 30,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Non-accruing loans:
Real estate:
Single-family (1)	$246	$254	$260	$408	$477
Commercial	—	—	49	49	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	701
Land Acquisition and Development	—	—	—	—	280
Consumer	—	—	—	150	150
Commercial loans and leases	—	—	—	—	—

Total non-accrual loans	246	254	309	607	1,608

Accruing loans greater than 90 days delinquent	—	—	—	—	—

Total non-performing loans	$246	$254	$309	$607	$1,608

Real estate owned	—	—	—	—	—

Total non-performing assets	$246	$254	$309	$607	$1,608

Troubled debt restructurings	$—	$—	$49	$150	$150

Potential problem loans	$—	$—	$—	$—	$—

Total non-performing loans and potential problem loans and troubled debt restructurings as a percentage of net loans receivable	0.32%	0.39%	0.67%	2.04%	5.10%

Total non-performing assets to total assets	0.07%	0.08%	0.09%	0.20%	0.51%

Total non-performing assets, troubled debt restructurings and potential problem loans as a percentage of total assets	0.07%	0.08%	0.09%	0.20%	0.56%

(1)	At June 30, 2017, non-accrual single-family residential real estate loans consisted of one loan.

The $8 thousand decrease in non-performing assets during the twelve months ended June 30, 2017 was primarily attributable to the repayment of principal on one single-family residential non-accrual loan.

The Company had one non-accrual single-family real estate loan totaling approximately $246 thousand at June 30, 2017. The loan is collateral dependent and in various stages of collection.

At June 30, 2017 and 2016, the Company had no loans that it considered to be impaired.

During fiscal 2017, 2016 and 2015, approximately $15 thousand, $17 thousand and $25 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis and troubled debt restructurings that was included in income during the same periods amounted to approximately $17 thousand, $24 thousand and $32 thousand, respectively.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at June 30, 2017, is adequate.

The allowance for loan losses at June 30, 2017 increased $58 thousand to $418 thousand, from $360 thousand at June 30, 2016. The increase in the allowance for loan losses was primarily attributable to an increase of $83 thousand in the ALLL associated with the 1 – 4 family residential real estate loans offset by $27 thousand decrease attributable to construction loans. The primary reason for the increase in the ALLL associated with 1 – 4 family permanent loans was the increase in associated loan balances. During the fiscal year ended June 30, 2017, the Company also increased its ALLL reserve factors due to increases in associated loan balances and qualitative factors for the following loan segments: 1 – 4 family residential real estate loans.

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

Loan Segment	06/30/2017 Factor	06/30/2016 Factor	6/30/2015 Factor

1-4 Family Permanent	0.43%	0.40%	0.35%
1-4 Family Construction	0.75%	0.75%	0.75%
Multi-Family - Permanent	0.55%	0.55%	0.50%
Multi-Family - Construction	1.00%	1.00%	1.00%

The following table summarizes changes in the Company’s allowance for loan losses and other selected statistics for the periods indicated.

	At June 30,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Average net loans	$72,120	$56,974	$35,240	$32,165	$35,398

Allowance balance (at beginning of period)	$360	$304	$234	$307	$385
Provision for loan losses	58	56	70	(73)	(68)
Charge-offs:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land acquisition and development	—	—	—	—	10
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total charge-offs	—	—	—	—	10

Recoveries:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total recoveries	—	—	—	—	—

Net loans charged-off	—	—	—	—	10

Allowance balance (at end of period)	$418	$360	$304	$234	$307

Allowance for loan losses as a percentage of total loans receivable	0.54%	0.56%	0.65%	0.78%	0.96%

Net loans charged-off (recovered) as a percentage of average net loans	0.00%	0.00%	0.00%	0.00%	0.03%

Allowance for loan losses to non-performing loans	169.92%	141.73%	98.38%	38.55%	19.09%

Net loans charged-off (recovered) to allowance for loan losses	0.00%	0.00%	0.00%	0.00%	3.26%

Recoveries to charge-offs	0.00%	0.00%	0.00%	0.00%	0.00%

The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

	At June 30,
	2017		2016		2015		2014		2013
		% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate loans:
Single-family	$305	84.13%	$222	76.34%	$125	61.76%	$103	52.17%	$47	42.74%
Multi-family	20	4.71	22	6.12	30	13.13	12	7.76	14	8.73
Commercial	20	2.63	16	2.46	34	7.33	45	15.09	57	18.17
Construction	30	2.41	57	7.39	63	6.54	14	6.25	117	8.00
Land acquisition and development	5	0.60	7	1.03	9	1.41	5	1.91	8	4.42
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total real estate loans	380	94.48	324	93.34	261	90.17	179	83.18	243	82.06

Consumer loans:
Home equity	34	4.25	27	4.18	34	6.67	44	9.46	51	9.86
Other	—	0.18	2	0.23	3	0.46	3	0.74	2	0.57
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total consumer loans	34	4.43	29	4.41	37	7.13	47	10.20	53	10.43

Commercial loans:
Commercial loans	4	1.09	7	2.25	6	2.70	8	5.29	11	5.94
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total commercial loans	4	1.09	7	2.25	6	2.70	8	5.29	11	5.94

Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	—	0.00	—	1.33	—	1.57

	$418	100.00%	$360	100.00%	$304	100.00%	$234	100.00%	$307	100.00%

In accordance with generally accepted accounting principles, the Company established a separate reserve for off-balance sheet items beginning in fiscal 2006. At June 30, 2017, this reserve totaled $39 thousand.

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

Private-Label Collateralized Mortgage Obligations. The following table sets forth information with respect to the Company’s private-label CMO portfolio as of June 30, 2017. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At June 30, 2017
		Rating			Book Value	Fair Value(1)	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$607	$775	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	382	423	118
126694MP0	CWHL SER 26 1A5	D	N/A	D	131	143	36

					$1,120	$1,341	$355

For a detailed discussion of the Company’s mortgage-backed securities, including our private-label collateralized mortgage obligations, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Investments”, in the Company’s 2017 Annual Report included as Exhibit 13.

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

The following tables set forth the amortized cost and fair values of the Company’s investment securities portfolio at the dates indicated.

	2017	2016	2015
Investment Securities Available for Sale at June 30,	(Dollars in Thousands)
Corporate debt securities	$92,576	$96,742	$60,968
Foreign debt securities (2)	14,474	8,780	5,298
Obligations of states and political subdivisions	1,330	2,034	702

Total amortized cost	$108,380	$107,566	$66,968

Total estimated fair value	$108,449	$107,676	$66,916

Investment Securities Held to Maturity at June 30,
Corporate debt securities	$2,698	$3,543	$3,868
Foreign debt securities (2)	—	—	—
U.S. Government agency securities	625	625	27,395
Obligations of states and political subdivisions	5,355	5,355	5,355

	8,678	9,523	36,618
FHLB stock	7,062	6,599	6,619

Total amortized cost	$15,740	$16,122	$43,237

Total estimated fair value	$15,877	$16,589	$43,598

At June 30, 2017, the Company had no securities classified as trading investment securities.

(1)	Fair value estimate provided by the Company’s independent third party valuation consultant, unless otherwise noted.
(2)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

The following table sets forth information with respect to the investment securities, comprised solely of corporate debt obligations, owned by the Company at June 30, 2017 which had a carrying value greater than 10% of the Company’s stockholders’ equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All corporate securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services.

Name of Issuer	Carrying Value	Market Value
	(Dollars in Thousands)
AT&T Inc.	$4,658	$4,658
J.P. Morgan Chase	4,621	4,621
Citigroup Inc.	4,616	4,616
Ford Motor Credit Co. LLC	4,606	4,606
General Motors	4,571	4,571
Morgan Stanley	4,542	4,542
Bank of America Corp.	4,526	4,526
Capital One Bank	4,516	4,516
Wells Fargo & Co.	4,513	4,513
Dow Chemical	4,161	4,161
Goldman Sachs Group	4,037	4,037
Volkswagen Group America	3,996	3,996
Key Bank, N.A.	3,426	3,426

For a detailed discussion of the Company’s Investment Securities, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Investments”, in the Company’s 2017 Annual Report included as Exhibit 13.

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

The Company may periodically utilize wholesale deposits, including brokered certificates of deposit, in order to rebalance its short-term liability structure, and to partially finance its holdings of investment securities. The use of wholesale deposits also allowed the Company to better match its corporate bond maturities and cash-flows from its CMO securities. At June 30, 2017, the Company had brokered certificates of deposits totaling $5.8 million.

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended June 30,
	2017	2016	2015
	(Dollars in Thousands)
Increase (decrease) before interest credited	$3,766	$2,140	$(3,269)
Interest credited	245	210	231

Net deposit increase (decrease)	$4,011	$2,350	$(3,038)

The following table sets forth maturities of the Company’s certificates of deposit of $100,000 or more at June 30, 2017, by time remaining to maturity.

Amounts
(Dollars in Thousands)
Three months or less	$5,175
Over three months through six months	2,696
Over six months through twelve months	896
Over twelve months	1,240

$10,007

The following table sets forth the average balances of the Company’s deposits and the average rates paid thereon for the past three years. Average balances were derived from daily average balances.

	At June 30,
	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Regular savings and club accounts	$46,041	0.04%	$45,367	0.05%	$43,909	0.05%
Interest-earning checking accounts	22,472	0.02	21,602	0.02	21,240	0.02
Money market deposit accounts	23,034	0.09	24,263	0.09	24,401	0.09
Certificate of deposit accounts	34,071	0.59	32,293	0.50	32,899	0.52
Escrows	1,213	0.00	1,020	0.00	571	0.00

Total interest-bearing deposits and escrows	126,831	0.19	124,545	0.17	123,020	0.18
Non-interest-bearing checking accounts	21,213	0.00	19,456	0.00	18,990	0.00

Total deposits and escrows	$148,044	0.17%	$144,001	0.15%	$142,010	0.15%

For a detailed discussion of the Company’s deposits, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Deposits”, in the Company’s 2017 Annual Report included as Exhibit 13.

Borrowings. For a detailed discussion of the Company’s borrowings and asset and liability management activities, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Borrowed Funds” and “Quantitative and Qualitative Disclosures about Market Risk”, in the Company’s 2017 Annual Report included as Exhibit 13.

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

Employees

The Company had 25 full-time employees and 15 part-time employees as of June 30, 2017. None of these employees is represented by a collective bargaining agent. The Company believes that it enjoys excellent relations with its personnel.

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

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines for the Company, on a consolidated basis, are similar to those imposed on Savings Bank by the Federal Deposit Insurance Corporation. See “The Savings Bank – Capital Requirements.” Moreover, certain of the bank holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2015. Those requirements establish four minimum capital ratios that the Company had to comply with as of the dates described in capital requirements section referenced above. However, in May 2015, amendments to the Federal Reserve Board’s small bank holding company policy statement (the “SBHC Policy”) became effective which increased the asset threshold to qualify to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. Bank holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements until they exceed $1.0 billion in assets. As a consequence, as of June 30, 2017, the Company was not required to comply with the requirements set forth below until such time that its consolidated total assets exceed $1.0 billion or the Federal Reserve Board determines that the Company is no longer deemed to be a small bank holding company. However, if the Company had been subject to the requirements, it would have been in compliance with such requirements.

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

The Dodd Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund 1.15% to 1.35% and requires the Federal Deposit Insurance Corporation to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). In March 2016, the Federal Deposit Insurance Corporation adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. The reserve ratio reached 1.15% effective as of June 30, 2016. The surcharge period began effective July 1, 2016 and is expected to end by December 31, 2018. Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.38%.

Effective July 1, 2016, the Federal Deposit Insurance Corporation adopted changes that eliminated its risk-based premium system. Under the new premium system, the Federal Deposit Insurance Corporation assesses deposit insurance premiums on the assessment base of a depository institution, which is its average total assets reduced by the amount of its average tangible equity. For a small institution (one with assets of less than $10 billion) that has been federally insured for at least five years, effective July 1, 2016, the initial base assessment rate ranges from 3 to 30 basis points, based on the institution’s CAMELS composite and component ratings and certain financial ratios; its leverage ratio; its ratio of net income before taxes to total assets; its ratio of nonperforming loans and leases to gross assets; its ratio of other real estate owned to gross assets; its brokered deposits ratio (excluding reciprocal deposits if the institution is well capitalized and has a CAMELS composite rating of 1 or 2); its one year asset growth ratio (which penalizes growth adjusted for mergers in excess of 10%); its loan mix index (which penalizes higher risk loans based on historical industry charge off rates). The initial base assessment rate is subject to downward adjustment (not below 1.5%) based on the ratio of unsecured debt the institution has issued to its assessment base, and to upward adjustment (which can cause the rate to exceed 30 basis points) based on its holdings of unsecured debt issued by other insured institutions. Institutions with assets of $10 billion or more are assessed using a scorecard method.

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

2013 Regulatory Capital Actions. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. Provisions of the Dodd-Frank Act generally require these capital rules to apply to bank holding companies and their subsidiaries. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as West View Savings Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

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

At June 30, 2017, the Savings Bank exceeded all of its regulatory capital requirements, with Total risk-based capital, Tier I risk-based capital, Common equity Tier I capital, and Tier I leverage (to average total assets) ratios of 18.62%, 18.35%, 18.35% and 9.02%, respectively.

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

At June 30, 2017, the Savings Bank was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions. The newly promulgated capital requirements described above also will impact the prompt corrective action rules.

Volcker Rule Regulations

Regulations adopted by the federal banking agencies to implement the provisions of the Dodd-Frank Act that are commonly referred to as the Volcker Rule became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interest in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The Company’s investment portfolio is in compliance with the Volcker Rule regulations.

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

Audit by IRS. The Company’s consolidated federal income tax returns for taxable years through December 31, 2013, have been closed for the purpose of examination by the Internal Revenue Service.

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

The Company has investments in MBS, including agency and private label MBS. PLMBS investments carry a significant amount of credit risk, relative to other investments within the Company’s portfolio. The PLMBS segment accounts for 0.3% of the Company’s total assets and 0.4% of the Company’s total interest income.

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

During fiscal 2017, 2016, and 2015, the Company recorded $0 thousand, $0, and $0, respectively, of credit impairment charges, and $0, $0, and $0, respectively, to accumulated other comprehensive income (net of income tax effect of $0, $0, and $0, respectively) related to non-credit other than temporary impairments. During fiscal 2017, 2016, and 2015, the Company was able to accrete back into other comprehensive income $84 thousand, $110 thousand, and $124 thousand, respectively (net of income tax effect of $43 thousand, $56 thousand, and $64 thousand, respectively), based on principal repayments on private-label mortgage-backed securities previously identified with other than temporary impairment (“OTTI”). Cash repayments on the Company’s PLMBS portfolio totaled $467 thousand, $731 thousand, and $717 thousand, for fiscal years 2017, 2016, and 2015, respectively.

During fiscal 2017, the level of delinquencies continued at high levels within the PLMBS portfolio. Continued deterioration in the mortgage and credit markets could result in additional other-than-temporary impairment charges in our legacy PLMBS which could negatively affect the Company’s financial condition, results of operations, or its capital position. During fiscal 2017, no additional credit impairment was recognized on the Company’s private-label mortgage-backed securities portfolio.

At June 30, 2017, the Company, based on its analysis, has concluded that three PLMBS are other-than-temporarily impaired, as discussed above. The remaining securities portfolio has experienced unrealized losses and a decreased fair value due to interest rate volatility, illiquidity in the market place or credit deterioration in the U.S. mortgage markets.

The amount of unrealized losses decreased to $354 thousand at June 30, 2017 from $487 thousand at June 30, 2016. The amount of unrealized losses decreased primarily due to cash repayments of principal on the PLMBS, and also due to increases in the estimated fair values of the PLMBS over time.

See Note 6, Unrealized Losses on Securities, of the Notes to Consolidated Financial Statements included in the 2017 Annual Report.

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

During fiscal 2017, the Company paid four (4) regular dividends totaling $0.16 per share and two (2) special dividends totaling $0.08 per share. Dividends are subject to declaration by the Board of Directors, which take into account the Company’s financial condition, earnings, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2017.

Description/Address	Leased/Owned
McCandless Office	Owned
9001 Perry Highway
Pittsburgh, PA 15237

West View Boro Office	Owned
456 Perry Highway
Pittsburgh, PA 15229

Cranberry Township Office	Owned
20531 Perry Highway
Cranberry Township, PA 16066

Sherwood Oaks Office	Leased (1)
100 Norman Drive
Cranberry Township, PA 16066

Bellevue Boro Office	Leased (2)
572 Lincoln Avenue
Pittsburgh, PA 15202

Franklin Park Boro Office	Owned
2566 Brandt School Road
Wexford, PA 15090

(1)	The Company operates this office out of a retirement community. The lease is for a period of 24 months ending in December 2017.
(2)	The lease is for a period of 5 years ending in November 2021.

Item 3.	Legal Proceedings.

(a) The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b) Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information required herein is incorporated by reference from page 81 of the Company’s 2017 Annual Report to Stockholders included as Exhibit 13 (“2017 Annual Report”).

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended June 30, 2017.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
04/01/17 – 04/30/17	50	$13.50	—	$1,000,000
05/01/17 – 05/31/17	62,236	$15.15	—	$77,000
06/01/17 – 06/30/17	—	$—	—	$77,000
Total	—	$—	—	$77,000

(1)	All shares indicated were purchased by the Company’s ESOP using either ESOP cash balances or draws on a line of credit from the Company to the ESOP. Shares were purchased from eligible ESOP participants or in private transactions.
(2)	ESOP Line of Credit Stock Purchase Program
(a)	$1,000,000 line of Credit from Company to ESOP approved by Company Board on April 24, 2017.
(b)	$1,000,000 of common shares approved for purchase using Company provided line of credit.
(c)	March 31, 2018.
(d)	This Program has not expired and has $77,000 of shares remaining to be purchased at June 30, 2017.
(e)	Not applicable.

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended June 30, 2017.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
04/01/17 – 04/30/17	—	$—	—	92,759
05/01/17 – 05/31/17	—	$—	—	92,759
06/01/17 – 06/30/17	—	$—	—	92,759
Total	—	$—	—	92,759

(1)	All shares indicated were purchased under the Company’s reopened Eleventh Stock Repurchase Program.
(2)	Eleventh Stock Repurchase Program
(a)	Announced October 27, 2015.
(b)	100,800 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 92,759 common shares remaining to be purchased at June 30, 2017.
(e)	Not applicable.

Item 6.	Selected Financial Data.

The information required herein is incorporated by reference from pages 2 to 3 of the Company’s 2017 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required herein is incorporated by reference from pages 4 to 15 of the Company’s 2017 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required herein is incorporated by reference from pages 16 to 20 of the Company’s 2017 Annual Report.

Item 8.	Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 22 to 80 of the Company’s 2017 Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of June 30, 2017. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

The information required herein is incorporated by reference from pages 2 to 8 of the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders dated September 14, 2017 (“Proxy Statement”).

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

Michael R. Rutan. Age 56. Mr. Rutan has been Senior Vice President of Operations since November 2012. Prior to joining the Company, Mr. Rutan had served in various increasing roles of responsibility in the Risk Management, Human Resources, and Finance functions of the PNC Financial Services Group, Inc. beginning in October 1993. Prior thereto, Mr. Rutan served as a bank examiner with the Office of Thrift Supervision (“OTS”, now the Office of Comptroller of the Currency “OCC”).

Linda K. Butia. Age 63. Ms. Butia was appointed Vice President, Treasurer and Chief Accounting Officer of the Company and the Savings Bank in August 2016. Ms. Butia is a Certified Public Accountant with extensive experience in the banking industry. Prior to joining the Company, Ms. Butia served as a consultant working with financial services clients for Resources Global Professionals. Prior to that, she served as an Accounting Manager with First Place Bank, Warren, Ohio and as Controller for Parkvale Bank. Prior to that, Ms. Butia had served in a variety of positions with BNY Mellon, and as an Accountant with PricewaterhouseCoopers.

Item 11.	Executive Compensation.

The information required herein is incorporated by reference from pages 10 to 12 of the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The security ownership of certain beneficial owners and management information required herein is incorporated by reference from pages 8 to 9 of the Company’s Proxy Statement.

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of June 30, 2017.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	114,519	$16.20	37,481
Equity compensation plans not approved by security holders	—	—	—

Total	114,519	$16.20	37,481

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from pages 4 and 13 to 14 of the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required herein is incorporated by reference from pages 14 to 15 of the Company’s Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

(1)	The following documents are filed as part of this report and are incorporated herein by reference from the Company’s 2017 Annual Report to Stockholders filed as Exhibit 13 hereto.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheet at June 30, 2017 and 2016.

Consolidated Statement of Income for the Years Ended June 30, 2017, 2016 and 2015.

Consolidated Statement of Comprehensive Income for the Years Ended June 30, 2017, 2016 and 2015.

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended June 30, 2017, 2016 and 2015.

Consolidated Statement of Cash Flows for the Years Ended June 30, 2017, 2016 and 2015.

Notes to the Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission (“SEC”) are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 1, 2007.

3.2	Amended and Restated By-Laws	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 28, 2009.

4	Stock Certificate of WVS Financial Corp.	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended. (P)

10.1	WVS Financial Corp. Amended and Restated Recognition Plans and Trusts for Executive Officers, Directors and Key Employees *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.2	WVS Financial Corp. Employee Stock Ownership Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended. (P)

10.3	Amended West View Savings Bank Employee Profit Sharing Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended. (P)

10.4	Amended and Restated Employment Agreement between WVS Financial Corp., West View Savings Bank and David Bursic *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

No.	Description	Location
10.5	Amended and Restated Directors Deferred Compensation Program *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.6	WVS Financial Corp. 2008 Stock Incentive Plan *	Incorporated by reference from the Definitive Proxy Statement filed by the Company with the SEC on September 26, 2008.

10.7	Supplemental Executive Retirement Plan effective September 1, 2013 by and between West View Savings Bank and David Bursic*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

10.8	Split Dollar Life Insurance Agreement effective September 1, 2013 by and between West View Savings Bank and David Bursic*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

10.9	Form of Split Dollar Life Insurance Agreement effective September 1, 2013 by and between West View Savings Bank and Michael Rutan*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

13	2017 Annual Report to Stockholders	Filed herewith

14.1	Ethics Policy	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

14.2	Code of Ethics for Senior Financial Officers	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

21	Subsidiaries of the Registrant – Reference is made to Item 1. “Business” for the required information	—

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Accounting Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Accounting Officer	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

No.	Description	Location

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Management contract or compensatory plan or arrangement.
(P)	Paper exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

September 14, 2017	By:	/s/ David J. Bursic
David J. Bursic
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David J. Bursic David J. Bursic, Director, President and Chief Executive Officer (Principal Executive Officer)	September 14, 2017

/s/ Linda K. Butia Linda K. Butia, Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	September 14, 2017

/s/ John W. Grace John W. Grace, Director Chairman of the Board of the Directors	September 14, 2017

/s/ John A. Howard, Jr. John A. Howard, Jr., Director	September 14, 2017

/s/ Lawrence M. Lehman Lawrence M. Lehman, Director	September 14, 2017

/s/ Edward F. Twomey, III Edward F. Twomey, III, Director	September 14, 2017

/s/ Joseph W. Unger Joseph W. Unger, Director	September 14, 2017