Form 10-Q
period 2017-09-30
WVS FINANCIAL CORP
filed 2017-11-09
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Shares outstanding as of November 10, 2017: 2,008,144 shares of Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	September 30, 2017	June 30, 2017
Assets
Cash and due from banks	$ 1,528	$ 1,944
Interest-earning demand deposits	6,104	328

Total cash and cash equivalents	7,632	2,272
Certificates of deposit	4,878	10,380
Investment securities available-for-sale (amortized cost of $117,350 and $108,380)	117,492	108,449
Investment securities held-to-maturity (fair value of $7,628 and $8,815)	7,512	8,678
Mortgage-backed securities held-to-maturity (fair value of $126,577 and $130,181)	125,544	129,321
Net loans receivable (allowance for loan losses of $423 and $418)	79,329	77,455
Accrued interest receivable	1,153	1,206
Federal Home Loan Bank (FHLB) stock, at cost	6,978	7,062
Premises and equipment, net	433	454
Bank owned life insurance	4,574	4,541
Deferred tax assets (net)	429	437
Other assets	163	1,354

TOTAL ASSETS	$ 356,117	$ 351,609

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 25,405	$ 19,396
Interest-earning checking	22,667	23,787
Savings accounts	44,370	45,524
Money market accounts	22,403	22,484
Certificates of deposit	34,390	32,313
Advance payments by borrowers for taxes and insurance	809	1,785

Total deposits	150,044	145,289
Federal Home Loan Bank advances: long-term – fixed rate	-	10,000
Federal Home Loan Bank advances: long-term – variable rate	-	6,109
Federal Home Loan Bank advances: short-term	170,001	155,799
Accrued interest payable	165	247
Other liabilities	2,362	1,122

TOTAL LIABILITIES	322,572	318,566

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued;	38	38
Additional paid-in capital	21,493	21,485
Treasury stock: 1,797,492 and 1,797,492 shares at cost, respectively	(27,264)	(27,264)
Retained earnings, substantially restricted	41,717	41,344
Accumulated other comprehensive loss	(95)	(188)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(2,344)	(2,372)

TOTAL STOCKHOLDERS’ EQUITY	33,545	33,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 356,117	$ 351,609

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$ 739	$ 634
Investment securities	639	509
Mortgage-backed securities	729	546
Certificates of deposit	32	9
Interest-earning demand deposits	1	-
FHLB Stock	85	79

Total interest and dividend income	2,225	1,777

INTEREST EXPENSE:
Deposits	81	55
Federal Home Loan Bank advances – long-term – fixed rate	32	109
Federal Home Loan Bank advances – long-term – variable rate	11	7
Federal Home Loan Bank advances – short-term	520	202

Total interest expense	644	373

NET INTEREST INCOME	1,581	1,404
PROVISION FOR LOAN LOSSES	5	16

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,576	1,388

NON-INTEREST INCOME:
Service charges on deposits	32	37
Earnings on Bank Owned Life Insurance	33	33
Other than temporary impairment (“OTTI”) losses	41	-
Portion of loss (gain) recognized in other comprehensive Income (before taxes)	(49)	-

Net impairment loss recognized in earnings	(8)	-
ATM fee income	47	49
Other	11	11

Total non-interest income	115	130

NON-INTEREST EXPENSE:
Salaries and employee benefits	554	543
Occupancy and equipment	73	82
Data processing	49	55
Correspondent bank service charges	10	9
Federal deposit insurance premium	28	48
ATM Network expense	25	34
Other	153	163

Total non-interest expense	892	934

INCOME BEFORE INCOME TAXES	799	584
INCOME TAX EXPENSE	297	186

NET INCOME	$ 502	$ 398

EARNINGS PER SHARE:
Basic	$ 0.28	$ 0.21
Diluted	$ 0.28	$ 0.21

AVERAGE SHARES OUTSTANDING:
Basic	1,824,878	1,876,160
Diluted	1,824,878	1,876,160

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2017	2016

NET INCOME	$502	$398

OTHER COMPREHENSIVE INCOME (LOSS)

Investment securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	72	(80)
Less: Income tax effect	(25)	27

	47	(53)

Unrealized holding gains (losses) on investment securities available for sale not other-than-temporarily impaired, net of tax	47	(53)

Investment securities held to maturity other-than-temporarily impaired:
Total losses	41	-
Losses recognized in earnings	(8)	-

Gains (losses) recognized in comprehensive income	49	-
Income tax effect	(17)	-

	32	-

Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	21	33
Less: Income tax effect	(7)	(11)

	14	22

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	46	22

Other comprehensive income (loss)	93	(31)

COMPREHENSIVE INCOME	$595	$367

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2017	$ 38	$ 21,485	$ (27,264)	$ 41,344	$ (188)	$ (2,372)	$33,043

Net income				502			502

Other comprehensive Income					93		93

Amortization of unallocated ESOP shares		8				28	36

Cash dividends declared ($0.06 per share)				(129)			(129)

Balance September 30, 2017	$ 38	$ 21,493	$ (27,264)	$ 41,717	$ (95)	$ (2,344)	$33,545

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES

Net income	$502	$398
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	5	16
Depreciation	21	24
Amortization of discounts, premiums and deferred loan fees	222	597
Amortization of unallocated ESOP shares	36	181
Deferred income taxes	(56)	(4)
Increase in accrued income taxes	64	13
Earnings on bank owned life insurance	(33)	(33)
Decrease in accrued interest receivable	53	30
Decrease in accrued interest payable	(82)	(8)
Increase in deferred director compensation payable	9	8
Decrease in cash items in process of collection	1,230	-
Other, net	144	(50)

Net cash provided by operating activities	2,115	1,172

INVESTING ACTIVITIES

Available-for-sale:
Purchases of investment securities	(18,339)	(10,649)
Proceeds from repayments of investment securities	10,133	18,280
Held-to-maturity:
Purchases of mortgage-backed securities	-	(7,984)
Proceeds from repayments of investment securities	1,163	833
Proceeds from repayments of mortgage-backed securities	3,851	11,045
Purchases of certificates of deposit	(100)	(7,635)
Maturities/redemptions of certificates of deposit	5,600	100
Increase in net loans receivable	(1,866)	(2,747)
Purchase of FHLB stock	(1,776)	(2,515)
Redemption of FHLB stock	1,860	2,499
Acquisition of premises and equipment	-	(1)

Net cash provided by investing activities	526	1,226

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2017	2016
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$3,654	$3,752
Net increase in certificates of deposit	2,077	(1,294)
Net decrease in advance payments by borrowers for taxes and insurance	(976)	(699)
Repayments of FHLB long-term advances- fixed rate	(10,000)	-
Repayments of FHLB long-term advances- variable rate	(6,109)	-
Net increase in FHLB short-term advances	14,202	(2,389)
Purchase of treasury stock	-	(359)
Cash dividends paid	(129)	(81)

Net cash provided by (used for) financial activities	2,719	(1,070)

Increase (decrease) in cash and cash equivalents	5,360	1,328

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,272	2,343

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$7,632	$3,671

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and borrowings	$726	$381
Income taxes	236	163

Non-cash items:
Commitment to purchase investment securities	999	-

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP).    However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2017, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. Subsequently, the FASB issued ASU 2015-14, Revenue from Contract with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company’s financial instruments are not within the scope of Topic 606. However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services (that are anoutput of the entity’s ordinary activities) in exchange for consideration. The amendments in this Update do not change the core principle of the guidance in Topic 606; they simply clarify the implementation guidance on principal versus agent considerations. The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services in exchange for consideration. The amendments in this Update do not change the core principle for revenue recognition in Topic 606. Instead, the amendments provide (1) more detailed guidance in a few areas and (2) additional implementation guidance and examples based on feedback the FASB received from its stakeholders. The amendments are expected to reduce the degree of judgment necessary to comply with Topic 606, which the FASB expects will reduce the potential for diversity arising in practice and reduce the cost and complexity of applying the guidance. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice. Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This Update, among others things, clarifies that guarantee fees within the scope of Topic 460, Guarantees, (other than product or service warranties) are not within the scope of Topic 606. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for the new revenue recognition guidance. For public entities with a calendar year-end, the new guidance is effective in the quarter and year beginning January 1, 2018. For all other entities with a calendar year-end, the new guidance is effective in the year ending December 31, 2019, and interim periods in 2020. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award. This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended September 30,
	2017	2016
Weighted average common shares issued	3,805,636	3,805,636
Average treasury stock shares	(1,797,492)	(1,790,045)
Average unallocated ESOP shares	(183,266)	(139,431)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,824,878	1,876,160
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,824,878	1,876,160

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At September 30, 2017 and September 30, 2016, there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for both three month periods, and excluded from the diluted earnings per share calculation.

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

During the three months ended September 30, 2017 and 2016, the Company recorded no compensation expense related to our share-based compensation awards. As of September 30, 2017, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

The Company had no non-vested stock options outstanding at September 30, 2017 and 2016. There were no stock options exercised or issued during the three months ended September 30, 2017 and 2016.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
September 30, 2017

AVAILABLE FOR SALE
Corporate debt securities	$	95,296	$	223	$	(94)	$	95,425
Foreign debt securities [1]		20,424		12		-		20,436
Obligations of states and political subdivisions		1,630		1		-		1,631

Total	$	117,350	$	236	$	(94)	$	117,492

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
September 30, 2017

HELD TO MATURITY
U.S. government agency securities	$	625	$	5	$	-	$	630
Corporate debt securities		2,392		66		-		2,458
Obligations of states and political subdivisions		4,495		45		-		4,540

Total	$	7,512	$	116	$	-	$	7,628

[1]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2017

AVAILABLE FOR SALE
Corporate debt securities	$	92,576	$	144	$	(84)	$	92,636
Foreign debt securities [2]		14,474		12		-		14,486
Obligations of states and political subdivisions		1,330		-		(3)		1,327

Total	$	108,380	$	156	$	(87)	$	108,449

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2017

HELD TO MATURITY
U.S. government agency securities	$	625	$	6	$	-	$	631
Corporate debt securities		3,698		91		-		2,789
Obligations of states and political subdivisions		5,355		41		(1)		5,395

Total	$	8,678	$	138	$	(1)	$	8,815

There were no sales of investment securities for the three months ended September 30, 2017 and 2016.

[2]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

The amortized cost and fair values of debt securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$	46,900	$	61,166	$	9,284	$	-	$	117,350
Fair value		46,936		61,254		9,302		-		117,492

HELD TO MATURITY
Amortized cost	$	1,818	$	2,864	$	2,830	$	-	$	7,512
Fair value		1,840		2,929		2,859		-		7,628

At September 30, 2017 and June 30, 2017, investment securities with amortized costs of $4.1 million and fair values of $4.2 million were pledged to secure borrowings with the Federal Home Loan Bank (FHLB) of Pittsburgh.

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

At September 30, 2017, the Company’s Agency CMOs totaled $124.4 million as compared to $128.2 million at June 30, 2017. The Company’s private-label CMOs totaled $1.1 million at September 30, 2017 as compared to $1.1 million at June 30, 2017. The $3.8 million decrease in the Agency CMO segment of our MBS portfolio was due to repayments on our Agency CMOs which totaled $3.0 million. During the three months ended September 30, 2017, the Company received principal payments totaling $126 thousand on its private-label CMOs. At September 30, 2017 and June 30, 2017, all of the Company’s MBS portfolio was comprised of adjustable or floating rate investments. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month London Interbank Offered Rate (LIBOR). The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at September 30, 2017. During the three months ending September 30, 2017, the Company reversed $21 thousand of non-credit unrealized holding losses on its three private-label CMOs with other than temporary impairments (“OTTI”) due to principal repayments. During the three months ended September 30, 2017, the Company recorded approximately $8 thousand of additional credit impairment charges on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of September 30, 2017. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At September 30, 2017
		Rating			Book Value	Fair Value[3]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$574	$736	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	137	137	42
126694KF4	CWHL SER 24 A15	D	N/A	D	273	273	84
126694MP0	CWHL SER 26 1A5	D	N/A	D	125	136	36

					$1,109	$1,282	$363

3 Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
September 30, 2017
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	124,435	$	1,251	$	(391)	$	125,295
Private-label		1,109		173		-		1,282

Total	$	125,544	$	1,424	$	(391)	$	126,577

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
June 30, 2017
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	128,201	$	1,076	$	(437)	$	128,840
Private-label		1,120		221		-		1,341

Total	$	129,321	$	1,297	$	(437)	$	130,181

The amortized cost and fair value of the Company’s mortgage-backed securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
					(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$-	$	-	$	244	$	125,300	$	125,544
Fair value	-		-		249		126,328		126,577

At September 30, 2017, mortgage-backed securities with amortized costs of $124.4 million and fair values of $125.3 million were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $11.0 million of fair value was excess collateral. At June 30, 2017 mortgage-backed securities with an amortized cost of $128.2 million and fair values of $128.8 million, were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $13.1 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component, for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2017	$44	$(232)	$(188)

Other comprehensive income (loss) before reclassifications	47	46	93

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income	47	46	93

Ending Balance – September 30, 2017	$91	$(186)	$(95)

	Three Months Ended September 30, 2016
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2016	$78	$(316)	$(238)

Other comprehensive income (loss) before reclassifications	(53)	22	(31)

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	(53)	22	(31)

Ending Balance – September 30, 2016	$25	$(294)	$(269)

There were no amounts reclassified out of accumulated other comprehensive income for the three months ended September 30, 2017 and 2016.

8.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2017 and June 30, 2017.

	September 30, 2017

	Less Than Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)

Corporate debt securities	$22,466	$(88)	$2,839	$(6)	$25,305	$(94)
Collateralized mortgage obligations:
Agency	15,728	(46)	22,171	(345)	37,899	(391)

Total	$38,194	$(134)	$25,010	$(351)	$63,204	$(485)

	June 30, 2017

	Less Than Twelve Months		Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(Dollars in Thousands)

Corporate debt securities	$37,965	$(83)	$994	$(1)	$38,959	$(84)
Obligations of states and political subdivisions	1,827	(4)	-	-	1,827	(4)
Collateralized mortgage obligations:
Agency	23,724	(69)	22,949	(368)	46,673	(437)

Total	$63,516	$(156)	$23,943	$(369)	$87,459	$(525)

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

	Three Months Ended September 30,

	2017	2016
	(Dollars in Thousands)
Beginning balance	$259	$299
Initial credit impairment	-	-
Subsequent credit impairment	8	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-
Reductions for securities sold	-	-
Reduction for actual realized losses	(9)	(7)
Reduction for increase in cash flows expected to be collected	-	-

Ending Balance	$258	$292

During the three months ended September 30, 2017, the Company recorded an $8 thousand credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income. During the three months ended September 30, 2017, the Company accreted back into other comprehensive income $14 thousand (net of income tax effect of $7 thousand), based on principal repayments on private-label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the September 30, 2017 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

The Company had investments in 37 positions that were temporarily impaired at September 30, 2017. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of September 30, 2017 and June 30, 2017.

		September 30, 2017						June 30, 2017
		Total Loans		Individually evaluated for impairment		Collectively evaluated for impairment		Total Loans		Individually evaluated for impairment		Collectively evaluated for impairment

		(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$	66,620	$	-	$	66,620	$	65,153	$	-	$	65,153
Construction		2,580		-		2,580		1,866		-		1,866
Land acquisition & development		156		-		156		462		-		462
Multi-family dwellings		3,587		-		3,587		3,653		-		3,653
Commercial		2,119		-		2,119		2,033		-		2,033

Consumer Loans
Home equity		917		-		917		1,017		-		1,017
Home equity lines of credit		2,361		-		2,361		2,275		-		2,275
Other		173		-		173		139		-		139

Commercial Loans		793		-		793		841		-		841

	$	79,306	$	-	$	79,306	$	77,439	$	-	$	77,439

Plus: Deferred loan costs		446						434
Allowance for loan losses		(423)						(418)

Total	$	79,329					$	77,455

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

As of September 30, 2017 and June 30, 2017, there were no loans considered to be impaired.

Total nonaccrual loans as of September 30, 2017 and June 30, 2017 and the related interest income recognized for the three months ended September 30, 2017 and September 30, 2016 are as follows:

		September 30, 2017		June 30, 2017
		(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$	244	$	246
Construction		-		-
Land acquisition & development		-		-
Commercial real estate		-		-
Home equity lines of credit		-		-

Total	$	244	$	246

		Three Months Ended
		September 30, 2017		September 30, 2016
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	245	$	252
Construction		-		-
Land acquisition & development		-		-
Commercial real estate		-		-
Home equity lines of credit		-		-

Total	$	245	$	252

Income that would have been recognized	$	7	$	10

Interest income recognized	$	7	$	6

Interest income foregone	$	-	$	-

The Company’s loan portfolio may also include troubled debt restructurings (TDRs), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

During the three months ended September 30, 2017 and 2016, there were no troubled debt restructurings, and no troubled debt restructurings that subsequently defaulted.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 2017, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2017 and June 30, 2017:

		Current		30 –59 Days Past Due		60 –89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
September 30, 2017
First mortgage loans:
1 – 4 family dwellings	$	66,376	$	-	$	-	$	-	$	244	$	244	$	66,620
Construction		2,580		-		-		-		-		-		2,580
Land acquisition & development		156		-		-		-		-		-		156
Multi-family dwellings		3,587		-		-		-		-		-		3,587
Commercial		2,119		-		-		-		-		-		2,119

Consumer Loans:
Home equity		917		-		-		-		-		-		917
Home equity lines of credit		2,361		-		-		-		-		-		2,361
Other		173		-		-		-		-		-		173

Commercial Loans		793		-		-		-		-		-		793

	$	79,062	$	-	$	-	$	-	$	244	$	244		79,306

Plus: Deferred loan fees														446
Allowance for loan losses														(423)

Net Loans Receivable													$	79,329

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
June 30, 2017
First mortgage loans:
1 – 4 family dwellings	$	64,907	$	-	$	-	$	-	$	246	$	246	$	65,153
Construction		1,866		-		-		-		-		-		1,866
Land acquisition & development		462		-		-		-		-		-		462
Multi-family dwellings		3,653		-		-		-		-		-		3,653
Commercial		2,033		-		-		-		-		-		2,033

Consumer Loans
Home equity		1,017		-		-		-		-		-		1,017
Home equity lines of credit		2,275		-		-		-		-		-		2,275
Other		139		-		-		-		-		-		139

Commercial Loans		841		-		-		-		-		-		841

	$	77,193	$	-	$	-	$	-	$	246	$	246		77,439

Plus: Deferred loan fees														434
Allowance for loan losses														(418)

Net Loans Receivable													$	77,455

Credit quality information

The following tables represent credit exposure by internally assigned grades for the periods ended September 30, 2017 and June 30, 2017. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at September 30, 2017 and June 30, 2017.

	September 30, 2017
	(Dollars in Thousands)
	Construction		Land Acquisition & Development Loans		Multi-family Residential		Commercial Real Estate		Commercial

Pass	$2,580	$	156	$	3,587	$	2,119	$	793
Special Mention	-		-		-		-		-
Substandard	-		-		-		-		-
Doubtful	-		-		-		-		-

Ending Balance	$2,580	$	156	$	3,587	$	2,119	$	793

		June 30, 2017
		(Dollars in Thousands)
		Construction		Land Acquisition & Development Loans		Multi-family Residential		Commercial Real Estate		Commercial

Pass	$	1,866	$	462	$	3,653	$	2,033	$	841
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	1,866	$	462	$	3,653	$	2,033	$	841

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended September 30, 2017 and June 30, 2017.

		September 30, 2017

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	66,376	$	3,451
Non-performing		244		-

Total	$	66,620	$	3,451

		June 30, 2017

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	64,907	$	3,431
Non-performing		246		-

Total	$	65,153	$	3,431

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

The Company had no unallocated loss allowance balance at September 30, 2017.

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2017 and 2016. Activity in the allowance is presented for the three months ended September 30, 2017 and 2016.

		As of September 30, 2017
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

				(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2017	$	305	$	30	$	5	$	20	$	20	$	34	$	4	$	418
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		6		2		(3)		-		1		-		(1)		5

Ending ALLL Balance at September 30, 2017	$	311	$	32	$	2	$	20	$	21	$	34	$	3	$	423

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		311		32		2		20		21		34		3		423

	$	311	$	32	$	2	$	20	$	21	$	34	$	3	$	423

		As of September 30, 2016
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

				(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2016	$	222	$	57	$	7	$	22	$	16	$	29	$	7	$	360
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		34		(11)		-		(1)		1		(5)		(2)		16

Ending ALLL Balance at September 30, 2016	$	256	$	46	$	7	$	21	$	17	$	24	$	5	$	376

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		256		46		7		21		17		24		5		376

	$	256	$	46	$	7	$	21	$	17	$	24	$	5	$	376

During the three months ended September 30, 2017, the ALLL associated with the 1 – 4 family and construction loan portfolios increased by $6 thousand and $2 thousand, respectively. The primary reason for the increases in the ALLL associated with these segments was the increase in the associated loan balances. The ALLL for land acquisition and development loans decreased $3 thousand due to lower loan balances within this segment.

During the three months ended September 30, 2016 the Company’s ALLL increased by $16 thousand. This increase in the ALLL was primarily attributable to a $34 thousand increase in the ALLL associated with the 1 – 4 family segment, which was partially offset by decreases in the construction, consumer and commercial (non-real estate) segments totaling $11 thousand, $5 thousand and $2 thousand, respectively. Changes to the ALLL within a particular loan segment during the quarter ended September 30, 2016, were primarily due to changes in associated loan balances.

10.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of September 30, 2017 and June 30, 2017.

	Maturity range		Weighted- average	Stated interest rate range		September 30,		June 30,
Description	from	to	interest rate[4]	from	to	2017		2017
						(Dollars in Thousands)

Convertible	07/27/17	07/27/17	4.26%	4.26%	4.26%	$-	$	10,000
Adjustable	08/11/17	09/01/17	1.25%	1.23%	1.27%	-		6,109

Total						$-	$	16,109

The terms of the convertible advances reset to the three-month London Interbank Offered Rate (“LIBOR”) and had various spreads and call dates of three months. The FHLB had the right to convert from a fixed rate to a predetermined floating rate on its conversion date or quarterly thereafter. Should the advance be converted, the Company had the right to pay off the advance without penalty. The adjustable rate advances adjusted either monthly or quarterly, based on the one-month or three-month LIBOR index, and had various spreads to the LIBOR index. The spreads to the applicable LIBOR index ranged from 0.05% to 0.16%. The adjustable rate advances were not convertible or callable. The FHLB advances were secured by the Company’s FHLB stock, mortgage-backed and investment securities, and loans, and were subject to substantial prepayment penalties.

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017

	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$170,001	$155,799
Average balance	158,146	144,258
Maximum month-end balance	170,001	155,799
Average interest rate	1.31%	0.78%
Weighted-average rate	1.27%	1.24%

At September 30, 2017, the Company had remaining borrowing capacity with the FHLB of approximately $12.8 million.

The FHLB advances are secured by the Company’s FHLB stock, loans, and mortgage-backed and investment securities held in safekeeping at the FHLB. FHLB advances are subject to substantial prepayment penalties.

[4]	As of June 30, 2017.

11.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of September 30, 2017 and June 30, 2017, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		September 30, 2017
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$	-	$	1,631	$	-	$	1,631
Corporate securities		-		95,425		-		95,425
Foreign debt securities [5]		-		20,436		-		20,436

	$	-	$	117,492	$	-	$	117,492

		June 30, 2017
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$	-	$	1,327	$	-	$	1,327
Corporate securities		-		92,636		-		92,636
Foreign debt securities [5]		-		14,486		-		14,486

	$	-	$	108,449	$	-	$	108,449

[5]	U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

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

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information. The Company has no Level I, Level II or Level III impaired loans at September 30, 2017 and June 30, 2017.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	September 30, 2017
	Carrying Amount	Fair Value	Level I		Level II		Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$7,632	$7,632	$7,632	$	-	$	-
Certificates of deposit	4,878	4,878	4,878		-		-
Investment securities – available for sale	117,492	117,492	-		117,492		-
Investment securities – held to maturity	7,512	7,628	-		7,628		-
Mortgage-backed securities – held to maturity:
Agency	124,435	125,295	-		125,295		-
Private-label	1,109	1,282	-		-		1,282
Net loans receivable	79,329	78,950	-		-		78,950
Accrued interest receivable	1,153	1,153	1,153		-		-
FHLB stock	6,978	6,978	6,978		-		-
Bank owned life insurance	4,574	4,574	4,574		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$25,405	$25,405	$25,405	$	-	$	-
Interest-earning checking	22,667	22,667	22,667		-		-
Savings accounts	44,370	44,370	44,370		-		-
Money market accounts	22,403	22,403	22,403		-		-
Certificates of deposit	34,390	34,224	-		-		34,224
Advance payments by borrowers for taxes and insurance	809	809	809		-		-
FHLB short-term advances	170,001	170,001	170,001		-		-
Accrued interest payable	165	165	165		-		-

		June 30, 2017
		Carrying Amount		Fair Value		Level I		Level II		Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	2,272	$	2,272	$	2,272	$	-	$	-
Certificates of deposit		10,380		10,380		10,380		-		-
Investment securities – available for sale		108,449		108,449		-		108,449		-
Investment securities – held to maturity		8,678		8,815		-		8,815		-
Mortgage-backed securities – held to maturity:
Agency		128,201		128,840		-		128,840		-
Private-label		1,120		1,341		-		-		1,341
Net loans receivable		77,455		77,224		-		-		77,224
Accrued interest receivable		1,206		1,206		1,206		-		-
FHLB stock		7,062		7,062		7,062		-		-
Bank owned life insurance		4,541		4,541		4,541		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	19,396	$	19,396	$	19,396	$	-	$	-
Interest-earning checking		23,787		23,787		23,787		-		-
Savings accounts		45,524		45,524		45,524		-		-
Money market accounts		22,484		22,484		22,484		-		-
Certificates of deposit		32,313		32,147		-		-		32,147
Advance payments by borrowers for taxes and insurance		1,785		1,785		1,785		-		-
FHLB long-term advances – fixed rate		10,000		10,000		-		-		10,000
FHLB long-term advances- variable rate		6,109		6,109		6,109		-		-
FHLB short-term advances		155,799		155,799		155,799		-		-
Accrued interest payable		247		247		247		-		-

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2017.

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

FINANCIAL CONDITION

The Company’s assets totaled $356.1 million at September 30, 2017, as compared to $351.6 million at June 30, 2017. The $4.5 million or 1.3% increase in total assets was primarily comprised of a $9.0 million increase in investment securities available for sale, a $5.8 million increase in interest-earning demand deposits, and a $1.9 million increase in net loans receivable, which were partially offset by a $5.5 million decrease in certificates of deposit and a $3.8 million decrease in mortgage-backed securities. The increase in interest-earning demand deposits is associated with seasonal deposits by local tax collectors. The increase in investment securities available for sale were primarily due to purchases of investment grade floating rate corporate bonds totaling $18.4 million, which were partially offset by maturing investments totaling $10.1 million. The increase in net loans receivable was primarily attributable to increases in the single-family owner occupied segment of the loan portfolio. The decrease in mortgage-backed securities was principally due to repayments totaling $3.8 million. The decrease in certificates of deposit was primarily attributable to maturities of large dollar floating rate certificates of deposit.

The Company’s total liabilities increased $4.0 million or 1.26% to $322.6 million as of September 30, 2017 from $318.6 million as of June 30, 2017. The $4.0 million increase in total liabilities was primarily comprised of a $4.8 million or 3.27% increase in total deposits and a $14.2 million or 9.12% increase in FHLB short-term advances, partially offset by a $16.1 million decrease in FHLB long-term advances which matured during the quarter ending September 30, 2017. The increase in total deposits was primarily attributable to increases in non-interest bearing accounts of $6.0 million and a $2.1 million increase in certificates of deposit. Management believes that most of the increase in non-interest bearing deposits was attributable to seasonal local and school real estate tax obligations. See also Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

Total stockholders’ equity increased $502 thousand or 1.52% to $33.5 million as of September 30, 2017, from $33.0 million as of June 30, 2017. The changes to stockholders’ equity were primarily attributable to company net income of $502 thousand.

RESULTS OF OPERATIONS

General. WVS reported net income of $502 thousand or $0.28 earnings per share (basic and diluted) for the three months ended September 30, 2017. Net income increased by $104 thousand or 26.13% and earnings per share (basic and diluted) increased $0.07 or 33.33% for the three months ended September 30, 2017, when compared to the same period in 2016. The increase in net income for the three months ended September 30, 2017 was primarily attributable to a $177 thousand increase in net interest income, a $42 thousand decrease in non-interest expense and an $11 thousand decrease in the provision for loan losses. These changes were partially offset by a $111 thousand increase in income tax expense and a $15 thousand decrease in non-interest income.

Net Interest Income. The Company’s net interest income increased by $177 thousand or 12.61% for the three months ended September 30, 2017, when compared to the same period in 2016. The increase in net interest income is attributable to a $448 thousand increase in interest and dividend income, which was partially offset by a $271 thousand increase in interest expense. The increase in interest income was primarily attributable to higher average balances of loans outstanding and investment securities as well as higher yields earned on the Company’s mortgage-backed securities. The increase in interest expense during the three months ended September 30, 2017, was primarily attributable to higher market interest rates paid on FHLB short-term advances and time deposits, and higher average balances of FHLB short-term advances and time deposits, which were partially offset by lower average balances of FHLB long-term fixed and variable rate advances when compared to the same period in 2016.

Interest Income. Interest income on net loans receivable increased $105 thousand or 16.56% for the three months ended September 30, 2017, when compared to the same period in 2016. The increase for the quarter ended September 30, 2017 was primarily attributable to an $11.8 million increase in the average balance of net loans receivable, which was partially offset by a decrease of 4 basis points in the weighted average yield earned on net loans receivable for the three months ended September 30, 2017, when compared to the same period in 2016. The increase in the average balance of loans outstanding was primarily attributable to loan originations in excess of repayments, while the decrease in the average yield earned on net loans receivable was primarily attributable to lower rates on new loans originated. During fiscal 2017 and into fiscal 2018, the Company enjoyed higher demand for single-family home purchase loans. Substantially all of our loan originations and purchases were fixed-rate with a mix of 15, 20, and 30 year terms.

Interest income on mortgage-backed securities increased $183 thousand or 33.52% for the three months ended September 30, 2017, when compared to the same period in 2016. The increase for the three months ended September 30, 2017 was primarily attributable to a 69 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, which was partially offset by a $9.8 million decrease in the average balance of U.S. Government agency mortgage-backed securities. The decrease in the average balances of U.S. Government agency and private-label mortgage-backed securities during the three months ended September 30, 2017 was attributable to principal paydowns of U.S. Government agency and private-label mortgage-backed securities during the period.

Interest income on certificates of deposit increased $23 thousand or 255.56% for the three months ended September 30, 2017 when compared to the same period in 2016. The increase for the three months ended September 30, 2017 was primarily attributable to a $4.6 million increase in the average balance of certificates of deposit as well as a 48 basis point increase in the average yield earned on certificates of deposit. All of the Company’s certificates of deposit were floating rate instruments.

Interest income on investment securities increased $130 thousand or 25.54% for the three months ended September 30, 2017, when compared to the same period in 2016. The increase for the three months ended September 30, 2017 was primarily attributable to a $9.3 million increase in the average balance of investment securities, and a 29 basis point increase in the weighted average yield, when compared to the same period in 2016.

Interest Expense. Interest paid on FHLB short-term advances increased $318 thousand or 157.43% for the three months ended September 30, 2017, when compared to the same period in 2016. The increase for the three months ended September 30, 2017 was primarily attributable to a $20.1 million increase in the average balance of FHLB short-term advances outstanding, and a 72 basis point increase in the weighted average rate paid on FHLB short-term advances, when compared to the same period in 2016. A portion of the proceeds from the FHLB short-term advances were used to repay maturing FHLB long-term advances.

Interest paid on FHLB long-term advances decreased $73 thousand or 62.93% for the three months ended September 30, 2017, when compared to the same period in 2016. The decrease for the three months ended September 30, 2017 was primarily attributable to a $9.8 million decrease in the average balance of FHLB long-term advances, which was partially offset by an 86 basis point increase in the yield paid on FHLB long-term variable rate advances for the three months ended September 30, 2017, when compared to the same period in 2016.

Interest expense on deposits increased $26 thousand or 47.27% for the three months ended September 30, 2017, when compared to the same period in 2016. The increase in interest expense on deposits for the three months ended September 30, 2017 was primarily attributable to a 24 basis point increase in the weighted average rate paid on time deposits as well as a $5.2 million increase in the average balance of time deposits for the three months ended September 30, 2017, when compared to the same period in 2016.    The increase in time deposits was primarily attributable to higher levels of short-term brokered deposits. From time to time the Company uses brokered deposits to fund investment purchases or if the cost of such deposits is less than other wholesale funding options.

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

Provisions for loan losses decreased $11 thousand for the three months ended September 30, 2017, when compared to the same period in 2016. The decrease in the provision for loan losses for the three months ended September 30, 2017 was primarily due to lower average volumes of loans within the land acquisition and land development loan segments when compared to the same period in 2016. At September 30, 2017, the Company’s total allowance for loan losses amounted to $423 thousand or 0.53% of the Company’s total loan portfolio, as compared to $418 thousand or 0.54% at June 30, 2017. At September 30, 2017, the Company’s non-performing loans totaled $244 thousand as compared to $246 thousand at June 30, 2017.

Non-Interest Income. Non-interest income decreased by $15 thousand or 11.54% for the three months ended September 30, 2017, when compared to the same period in 2016. The decrease for the three months ended September 30, 2017 was primarily attributable to decreases in transaction account service charges on deposits and an $8 thousand other than temporary impairment loss on securities for the three months ended September 30, 2017, when compared to the same period in 2016.

Non-Interest Expense. Non-interest expense decreased $42 thousand or 4.50% for the three months ended September 30, 2017, when compared to the same period in 2016. The decrease for the three months ended September 30, 2017 was principally attributable to a $20 thousand decrease in deposit insurance premiums, $9 thousand decrease in ATM network expense and a $4 thousand decrease in telephone charges, when compared to the same period in 2016.

Income Tax Expense. Income tax expense increased $111 thousand for the three months ended September 30, 2017, when compared to the same period in 2016. The increase for the three months ended September 30, 2017 was primarily due to higher levels of taxable income during the three months ended September 30, 2017, when compared to the same period in 2016.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $2.1 million during the three months ended September 30, 2017. Net cash provided by operating activities was primarily comprised of $1.2 million from collections of cash items due from other banks, net income totaling $502 thousand and $222 thousand of amortized discounts, premiums and deferred loan fees.

Net cash used for investing activities totaled $526 thousand for the three months ended September 30, 2017. Primary uses of funds for investing activities during the three months ended September 30, 2017 included purchases of investment securities available for sale totaling $18.4 million and an increase in net loans receivable totaling $1.9 million. Primary sources of funds from investing activities during the three months ended September 30, 2017 included $10.1 million of repayments of investment securities available for sale, $5.6 million of maturing certificates of deposit, $3.9 million of repayments of mortgage-backed securities and $1.2 million of repayments of investment securities held to maturity.

Funds provided by financing activities totaled $2.7 million for the three months ended September 30, 2017. Primary sources of funds included a $14.2 million increase in FHLB short-term advances, a $3.7 million increase in transaction and savings accounts and a $2.1 million increase in certificates of deposit which were partially offset by a $16.1 million decrease in FHLB long-term advances, a $976 thousand decrease in advance payments by borrowers for taxes and insurance and $129 thousand of cash dividends paid. Management believes that a significant portion of our local maturing deposits will remain with the Company. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at September 30, 2017 totaled $28.7 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At September 30, 2017, total approved loan commitments outstanding were $1.6 million. At the same date, commitments under unused lines of credit amounted to $5.5 million and the unadvanced portion of construction loans approximated $1.7 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $117.5 million at September 30, 2017. In addition, the Company had $4.9 million of certificates of deposit at September 30, 2017. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On October 31, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share, payable on November 16, 2017, to shareholders of record at the close of business on November 6, 2017. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of September 30, 2017, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $33.6 million or 18.88%, $33.6 million or 18.88%, and $34.1 million or 19.14%, respectively, of total risk-weighted assets, and Tier I leverage capital of $33.6 million or 9.5% of average quarterly assets.

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

The Company’s nonperforming assets at September 30, 2017 totaled $244 thousand or 0.07% of total assets as compared to $246 thousand or 0.07% of total assets at June 30, 2017. Nonperforming assets at September 30, 2017 consisted of one single-family real estate loan totaling $244 thousand. The loan is currently under a bankruptcy order and making payments as agreed.

The $2 thousand decrease in nonperforming assets during the three months ended September 30, 2017 was attributable to principal repayments on one non-accrual single-family real estate loan.

During the three months ended September 30, 2017, the Company collected $7 thousand of interest income on non-accrual loans. Approximately $7 thousand of interest income would have been recorded during the three months ended September 30, 2017, on non-accrual loans if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the three months ended September 30, 2017.

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

During the fiscal years 2013-2017 and into fiscal year 2018, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve, continued above normal levels of monetary accommodation including quantitative easing and targeted asset purchase programs. The desired outcomes of these programs are to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.

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

	Dollars in Thousands
	September 30,	June 30,
	2017	2017	2016
Interest-earning assets maturing or repricing within one year	$274,200	$257,808	$260,710
Interest-bearing liabilities maturing or repricing within one year	228,121	228,616	235,345

Interest sensitivity gap	$ 46,079	$ 29,192	$ 25,365

Interest sensitivity gap as a percentage of total assets	12.94%	8.30%	7.56%
Ratio of assets to liabilities maturing or repricing within one year	120.20%	112.77%	110.78%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at September 30, 2017. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

(Dollars in Thousands)

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
Base Case Up 200 bp
Cumulative Gap ($’s)	$27,796	$12,471	$41,632	$48,200	$45,795	$40,360	$28,597
% of Total Assets	7.8%	3.5%	11.7%	13.5%	12.9%	11.3%	8.0%
Base Case Up 100 bp
Cumulative Gap ($’s)	$28,153	$13,166	$42,917	$50,432	$48,690	$43,995	$28,597
% of Total Assets	7.9%	3.7%	12.1%	14.2%	13.7%	12.4%	8.0%
Base Case No Change
Cumulative Gap ($’s)	$29,049	$14,891	$46,079	$55,767	$55,467	$51,938	$28,597
% of Total Assets	8.2%	4.2%	12.9%	15.7%	15.6%	14.6%	8.0%
Base Case Down 100 bp
Cumulative Gap ($’s)	$30,151	$16,982	$49,815	$61,720	$62,590	$59,254	$28,597
% of Total Assets	8.5%	4.8%	14.0%	17.3%	17.6%	16.6%	8.0%
Base Case Down 200 bp
Cumulative Gap ($’s)	$31,077	$18,711	$52,813	$66,202	$67,626	$63,878	$28,597
% of Total Assets	8.7%	5.3%	14.8%	18.6%	19.0%	17.9%	8.0%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2017. This analysis was done assuming that the interest-earning assets will average approximately $347.530 million and $356.618 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at September 30, 2017. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	September 30, 2018					September 30, 2019
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-15.2%	-8.8%	-	3.5%	7.6%	-27.4%	-15.5%	-	9.2%	18.6%
Return on average equity	4.47%	5.27%	6.37%	6.81%	7.32%	3.23%	4.73%	6.60%	7.70%	8.79%
Return on average assets	0.42%	0.50%	0.60%	0.65%	0.70%	0.30%	0.45%	0.64%	0.76%	0.87%
Market value of equity (in thousands)	$39,313	$41,564	$44,455	$45,082	$45,307

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at September 30, 2017. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2017.

Anticipated Transactions (Dollars in Thousands)

Undisbursed construction and development loans	$1,676
Undisbursed lines of credit	$5,546
Loan origination commitments	$1,610
Letters of credit	$-

$8,832

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2017, the Savings Bank had no performance standby letters of credit outstanding. In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank’s policy is to maintain adequate collateral that could be liquidated to fund such contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

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

During the quarter ended September 30, 2017, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

(a)The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b) Not applicable.

ITEM 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended September 30, 2017.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
07/01/17 – 07/31/17	-	-	-	$77,000
08/01/17 – 08/31/17	-	-	-	$77,000
09/01/17 – 09/30/17	-	-	-	$77,000
Total	-	-	-	$77,000

(1)	All shares indicated were purchased by the Company’s ESOP using either ESOP cash balances or draws on a line of credit from the Company to the ESOP. Shares were purchased from eligible ESOP participants or in private transactions.
(2)	ESOP Line of Credit Stock Purchase Program
(a)	$1,000,000 line of Credit from Company to ESOP approved by Company Board on April 24, 2017.
(b)	$1,000,000 of common shares approved for purchase using Company provided line of credit.
(c)	This program expires on March 31, 2018.
(d)	This Program has not expired and has $77,000 of shares remaining to be purchased at September 30, 2017.
(e)	Not applicable.

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended September 30, 2017.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
07/01/17 – 07/31/17	-	-	-	92,759
08/01/17 – 08/31/17	-	-	-	92,759
09/01/17 – 09/30/17	-	-	-	92,759
Total	-	-	-	92,759

(1)	All shares indicated were purchased under the Company’s reopened Eleventh Stock Repurchase Program.
(2)	Eleventh Stock Repurchase Program
(a)	Announced October 27, 2015.
(b)	100,800 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 92,759 common shares remaining to be purchased at September 30, 2017.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

November 9, 2017	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

November 9, 2017	BY:	/s/ Linda K. Butia
Date		Linda K. Butia Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)