Form 10-Q
period 2017-12-31
WVS FINANCIAL CORP
filed 2018-02-12
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

Shares outstanding as of February 9, 2018: 2,008,144 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands, except share and per share data)

	December 31, 2017	June 30, 2017
Assets
Cash and due from banks	$ 2,616	$ 1,944
Interest-earning demand deposits	5,905	328

Total cash and cash equivalents	8,521	2,272
Certificates of deposit	3,624	10,380
Investment securities available-for-sale (amortized cost of $119,371 and $108,380)	119,559	108,449
Investment securities held-to-maturity (fair value of $6,687 and $8,815)	6,639	8,678
Mortgage-backed securities held-to-maturity (fair value of $122,496 and $130,181)	121,553	129,321
Net loans receivable (allowance for loan losses of $430 and $418)	81,844	77,455
Accrued interest receivable	1,137	1,206
Federal Home Loan Bank (FHLB) stock, at cost	7,234	7,062
Premises and equipment, net	424	454
Bank owned life insurance	4,605	4,541
Deferred tax assets (net)	284	437
Other assets	164	1,354

TOTAL ASSETS	$ 355,588	$ 351,609

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 18,500	$ 19,396
Interest-earning checking accounts	23,645	23,787
Savings accounts	44,670	45,524
Money market accounts	21,975	22,484
Certificates of deposit	33,689	32,313
Advance payments by borrowers for taxes and insurance	1,370	1,785

Total deposits	143,849	145,289
Federal Home Loan Bank advances: short-term	176,405	155,799
Federal Home Loan Bank advances: long-term – fixed rate	-	10,000
Federal Home Loan Bank advances: long-term – variable rate	-	6,109
Accrued interest payable	246	247
Other liabilities	1,223	1,122

TOTAL LIABILITIES	321,723	318,566

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued, shares outstanding	38	38
Additional paid-in capital	21,500	21,485
Treasury stock: 1,797,492, and 1,797,492 shares at cost, respectively	(27,264)	(27,264)
Retained earnings, substantially restricted	42,000	41,344
Accumulated other comprehensive loss	(93)	(188)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(2,316)	(2,372)

TOTAL STOCKHOLDERS’ EQUITY	33,865	33,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 355,588	$ 351,609

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$754	$668	$1,493	$1,303
Investment securities-taxable	680	503	1,318	1,012
Mortgage-backed securities	722	524	1,450	1,070
Certificates of deposit	24	34	58	43
Interest-earning demand deposits	2	2	-	2
FHLB Stock	85	83	173	162

Total interest and dividend income	2,267	1,814	4,492	3,592

INTEREST EXPENSE:
Deposits	86	54	167	110
Federal Home Loan Bank advances – long-term – fixed rate	-	109	32	218
Federal Home Loan Bank advances – long-term – variable rate	-	18	11	26
Federal Home Loan Bank advances – short-term	591	215	1,111	415

Total interest expense	677	396	1,321	769

NET INTEREST INCOME	1,590	1,418	3,171	2,823
PROVISION FOR LOAN LOSSES	6	18	12	35

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,584	1,400	3,159	2,788

NON-INTEREST INCOME:
Service charges on deposits	32	35	64	72
Earnings on Bank Owned Life Insurance	32	33	64	66
Other than temporary impairment (“OTTI”) losses	-	-	41	-
Portion of loss (gain) recognized in other comprehensive Income (before taxes)	-	-	(49)	-

Net impairment loss recognized in earnings	-		(8)
ATM fee income	47	49	94	98
Market losses on trading securities	-	(41)	-	(41)
Other	13	31	25	42

Total non-interest income	124	107	239	237

NON-INTEREST EXPENSE:
Salaries and employee benefits	549	541	1,103	1,084
Occupancy and equipment	75	81	148	163
Data processing	54	54	103	109
Correspondent bank service charges	10	10	20	20
Federal deposit insurance premium	28	12	56	61
ATM network expense	25	30	49	64
Other	216	188	370	349

Total non-interest expense	957	916	1,849	1,850

INCOME BEFORE INCOME TAXES	751	591	1,549	1,175
INCOME TAX EXPENSE	355	196	651	382

NET INCOME	$396	$395	$898	$793

EARNINGS PER SHARE:
Basic	$0.22	$0.21	$0.49	$0.42
Diluted	$0.22	$0.21	$0.49	$0.42

AVERAGE SHARES OUTSTANDING:
Basic	1,826,580	1,881,086	1,825,729	1,878,623
Diluted	1,826,580	1,881,086	1,825,729	1,878,623

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

NET INCOME	$396	$395	$898	$793

OTHER COMPREHENSIVE INCOME (LOSS)

Investment securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	50	(58)	73	(138)
Less: Income tax effect	(17)	20	(25)	47

	33	(38)	48	(91)

Unrealized holdings gains (losses) on securities available for sale not other-than-temporarily impaired, net of tax	33	(38)	48	(91)

Investment securities held to maturity other-than-temporarily impaired:
Total losses	-	-	41	-
Losses recognized in earnings	-	-	(8)	-

Gains (losses) recognized in comprehensive income	-	-	49	-
Income tax effect	-	-	(17)	-

	-	-	32	-

Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	(24)	37	45	70
Less: Income tax effect	8	(15)	(15)	(26)

Unrealized holding (losses) gains on other-than-temporarily impaired securities held to maturity, net of tax	(16)	22	30	44

Unrealized holdings gains (losses) on securities, net	17	(16)	62	(47)

Other comprehensive income (loss)	17	(16)	110	(47)

COMPREHENSIVE INCOME	$413	$379	$1,008	$746

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2017	$ 38	$ 21,485	$ (27,264)	$ 41,344	$ (188)	$ (2,372)	$33,043

Reclassfication due to change in federal income tax rate				15	(15)		-

Net income				898			898

Other comprehensive income					110		110

Amortization of unallocated ESOP Shares		15				56	71

Cash dividends declared ($0.12 per share)				(257)			(257)

Balance December 31, 2017	$ 38	$ 21,500	$ (27,264)	$ 42,000	$ (93)	$ (2,316)	$33,865

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2017	2016
OPERATING ACTIVITIES

Net income	$898	$793
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	12	35
Depreciation	41	49
Amortization of discounts, premiums and deferred loan costs	362	1,105
Amortization of unallocated ESOP shares	71	-
Trading losses	-	41
Purchase of trading securities	-	(961)
Deferred income taxes	97	(36)
Increase (decrease) in prepaid/accrued income taxes	11	(35)
Earnings on bank owned life insurance	(64)	(66)
Decrease in accrued interest receivable	69	194
Decrease in accrued interest payable	(1)	(23)
Increase in deferred director compensation payable	19	17
Decrease in cash items in the process of collections	1,230	-
Other, net	31	97

Net cash provided by operating activities	2,776	1,210

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	(28,825)	(42,256)
Proceeds from repayments of investments	17,451	42,029
Held-to-maturity:
Purchases of mortgage-backed securities	-	(7,984)
Proceeds from repayments of investments	2,033	833
Proceeds from repayments of mortgage-backed securities	7,818	22,218
Purchase of certificates of deposit	(348)	(10,135)
Maturities/redemptions of certificates of deposit	7,100	100
Increase in net loans receivable	(4,373)	(9,472)
Purchase of FHLB stock	(3,503)	(4,007)
Redemption of FHLB stock	3,331	3,828
Acquisition of premises and equipment	(11)	(3)

Net cash provided by (used for) investing activities	673	(4,849)

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2017	2016
FINANCING ACTIVITIES

Net increase (decrease) in transaction and savings accounts	$(2,401)	$2,503
Net increase (decrease) in certificates of deposit	1,376	(316)
Net decrease in advance payments by borrowers for taxes and insurance	(415)	(31)
Repayments of FHLB long-term advances — fixed rate	(10,000)	-
Repayments of FHLB long-term advances — variable rate	(6,109)	-
Net increase in FHLB short-term advances	20,606	2,046
Purchase of treasury stock	-	(359)
Cash dividends paid	(257)	(161)

Net cash provided by financing activities	2,800	3,682

Increase in cash and cash equivalents	6,249	43

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,272	2,343

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$8,521	$2,386

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and borrowings	$1,322	$792
Income taxes	$537	$376

Non-cash items:
Educational Improvement Tax Credit	$50	$49

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP).    However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2017, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award. This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards. The amendments in the Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after

December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2018, the FASB issued ASU 2018-1, Leases (Topic 842), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842; otherwise, an entity should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. This Update is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Weighted average common shares issued	3,805,636	3,805,636	3,805,636	3,805,636
Average treasury stock shares	(1,797,492)	(1,797,492)	(1,797,492)	(1,793,768)
Average unallocated ESOP shares	(181,564)	(127,058)	(182,415)	(133,245)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,826,580	1,881,086	1,825,729	1,878,623
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-	-	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,826,580	1,881,086	1,825,729	1,878,623

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At December 31, 2017, and 2016, there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and six month periods.

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

During the six month periods ended December 31, 2017 and 2016, the Company recorded no compensation expense related to our share-based compensation awards. As of December 31, 2017, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

All of the Company’s outstanding stock options were vested at December 31, 2017 and 2016. There were no stock options exercised or issued during the six months ended December 31, 2017 and 2016.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
December 31, 2017

AVAILABLE FOR SALE
Corporate debt securities	$	92,570	$	277	$	(98)	$	92,749
Foreign debt securities [1]		25,171		23		(2)		25,192
Obligations of states and political subdivisions		1,630		-		(12)		1,618

Total	$	119,371	$	300	$	(112)	$	119,559

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
December 31, 2017

HELD TO MATURITY
U.S. government agency securities	$	625	$	3	$	-	$	628
Corporate debt securities		1,519		39		-		1,558
Obligations of states and political subdivisions		4,495		9		(3)		4,501

Total	$	6,639	$	51	$	(3)	$	6,687

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2017

AVAILABLE FOR SALE
Corporate debt securities	$	92,576	$	144	$	(84)	$	92,636
Foreign debt securities [1]		14,474		12		-		14,486
Obligations of states and political subdivisions		1,330		-		(3)		1,327

Total	$	108,380	$	156	$	(87)	$	108,449

1 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2017

HELD TO MATURITY
U.S. government agency securities	$	625	$	6	$	-	$	631
Corporate debt securities		2,698		91		-		2,789
Obligations of states and political subdivisions [2]		5,355		41		(1)		5,395

Total	$	8,678	$	138	$	(1)	$	8,815

There were no sales of investment securities for the three and six month periods ended December 31, 2017 and December 31, 2016.

The amortized cost and fair values of debt securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$	49,148	$	54,623	$	15,600	$	-	$	119,371
Fair value		49,136		54,783		15,640		-		119,559

HELD TO MATURITY
Amortized cost	$	2,019	$	2,975	$	1,645	$	-	$	6,639
Fair value		2,060		2,978		1,649		-		6,687

At December 31, 2017, investment securities with amortized cost, and fair values of $4.1 million were pledged to secure borrowings with the Federal Home Loan Bank (“FHLB”).

As of December 31, 2017, investment securities with amortized cost $1.9 million and fair values of $1.9 million were pledged to secure future borrowings with the Federal Reserve Bank of Cleveland (FRBC). Since the Company had no FRBC borrowings outstanding on December 31, 2017, all FRBC collateral pledges may be withdrawn by the Company at any time.

2 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

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

At December 31, 2017, the Company’s Agency CMOs totaled $120.6 million as compared to $128.2 million at June 30, 2017. The Company’s private-label CMOs totaled $1.0 million at December 31, 2017 as compared to $1.1 million at June 30, 2017. The $7.6 million decrease in the CMO portfolio was primarily due to repayments on our Agency and private-label CMOs which totaled $7.6 million and $174 thousand, respectively. At December 31, 2017 and June 30, 2017, all of the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at December 31, 2017. During the six months ending December 31, 2017, the Company reversed $38 thousand of non-credit unrealized holding losses on its three private-label CMOs with OTTI due to principal repayments. During the six months ended December 31, 2017, the Company recorded an $8 thousand additional credit impairment charge on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of December 31, 2017. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At December 31, 2017
		Rating			Amortized Cost	Fair Value[3]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$534	$692	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	224	256	42
126694KF4	CWHL SER 24 A15	D	N/A	D	112	128	84
126694MP0	CWHL SER 26 1A5	D	N/A	D	116	128	36

					$986	$1,204	$363

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
December 31, 2017
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	120,567	$	1,243	$	(518)	$	121,292
Private-label		986		218		-		1,204

Total	$	121,553	$	1,461	$	(518)	$	122,496

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
June 30, 2017
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	128,201	$	1,076	$	(437)	$	128,840
Private-label		1,120		221		-		1,341

Total	$	129,321	$	1,297	$	(437)	$	130,181

3 Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost and fair value of the Company’s mortgage-backed securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
					(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$-	$	-	$	226	$	121,327	$	121,553
Fair value	-		-		231		122,265		122,496

At December 31, 2017, mortgage-backed securities with amortized costs of $120.6 million and fair values of $121.3 million were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $8.5 million of fair value was excess collateral. At June 30, 2017 mortgage-backed securities with an amortized cost of $128.2 million and fair values of $128.8 million, were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $16.7 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component, for the three and six months ended December 31, 2017 and 2016.

	Three Months Ended December 31, 2017
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – September 30, 2017	$91	$(186)	$(95)

Other comprehensive income (loss) before reclassifications	33	(16)	17

Amounts reclassified from accumulated other comprehensive income (loss)	24	(39)	(15)

Net current-period other comprehensive income (loss)	57	(55)	2

Ending Balance – December 31, 2017	$148	$(241)	$(93)

	Six Months Ended December 31, 2017
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2017	$44	$(232)	$(188)

Other comprehensive income (loss) before reclassifications	80	30	110

Amounts reclassified from accumulated other comprehensive income (loss)	24	(39)	(15)

Net current-period other comprehensive income (loss)	104	(9)	95

Ending Balance – December 31, 2017	$148	$(241)	$(93)

	Three Months Ended December 31, 2016
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – September 30, 2016	$25	$(294)	$(269)

Other comprehensive income (loss) before reclassifications	(38)	22	(16)

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	(38)	22	(16)

Ending Balance – December 31, 2016	$(13)	$(272)	$(285)

	Six Months Ended December 31, 2016
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2016	$78	$(316)	$(238)

Other comprehensive income (loss) before reclassifications	(91)	44	(47)

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	(91)	44	(47)

Ending Balance – December 31, 2016	$(13)	$(272)	$(285)

There were no amounts reclassified out of accumulated other comprehensive income for the three and six months ended December 31, 2017 and 2016.

8.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2017 and June 30, 2017.

		December 31, 2017

		Less Than Twelve Months				Twelve Months or Greater				Total

		Fair Value		Gross Unrealized Losses		Fair Value		Gross Unrealized Losses		Fair Value		Gross Unrealized Losses

		(Dollars in Thousands)

Corporate debt securities	$	40,483	$	(96)	$	994	$	(2)	$	41,477	$	(98)
Foreign Debt Securities [4]		3,013		(2)		-		-		3,013		(2)
Obligations of state and political subdivision		2,365		(15)		-		-		2,365		(15)
Collateralized mortgage obligations:
Agency		22,552		(44)		21,589		(474)		44,141		(518)

Total	$	68,413	$	(157)	$	22,583	$	(476)	$	90,996	$	(633)

		June 30, 2017

		Less Than Twelve Months				Twelve Months or Greater				Total

		Fair Value		Gross Unrealized Losses		Fair Value		Gross Unrealized Losses		Fair Value		Gross Unrealized Losses

		(Dollars in Thousands)

Corporate debt securities	$	37,965	$	(83)	$	994	$	(1)	$	38,959	$	(84)
Obligations of states and political subdivisions		1,827		(4)		-		-		1,827		(4)
Collateralized mortgage obligations:
Agency		23,724		(69)		22,949		(368)		46,673		(437)

Total	$	63,516	$	(156)	$	23,943	$	(369)	$	87,459	$	(525)

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

The Company evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for other-than-temporary impairment (“OTTI”) on a quarterly basis. In doing so, the Company considers many factors including, but not limited to: the credit ratings assigned to the securities by the Nationally Recognized Statistical Rating Organizations (“NRSROs”); other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the length of time and extent that fair value has been less than amortized cost; and whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. In the case of its private label residential MBSs, the Company also considers prepayment speeds, the historical and projected performance of the underlying loans and the

4 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(Dollars in Thousands)
Beginning balance	$258	$292	$259	$299
Initial credit impairment	-	-	-	-
Subsequent credit impairment	-	-	8	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-	-	-
Reductions for securities sold	-	-	-	-
Reduction for actual realized losses	(10)	(13)	(19)	(20)
Reduction for increase in cash flows expected to be collected	-	-	-	-

Ending Balance	$248	$279	$248	$279

During the three months ended December 31, 2017, the Company recorded no credit impairment and no non-credit unrealized holding loss to accumulated other comprehensive income. During the six months ended December 31, 2017, the Company recorded an $8 thousand credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income. During the three and six months ended December 31, 2017, the Company accreted back out of/into other comprehensive income $(16) thousand and $30 thousand, respectively (net of income tax effect of $(8) thousand and $15 thousand, respectively), based on principal repayments on private-label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the December 31, 2017 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. The Company had three private-label CMOs with OTTI at December 31, 2017.

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

The Company had investments in 49 positions that were impaired at December 31, 2017. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of December 31, 2017 and June 30, 2017.

		December 31, 2017			June 30, 2017
		Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

		(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$	70,251	$-	$70,251	$65,153	$-	$65,153
Construction		1,823	-	1,823	1,866	-	1,866
Land acquisition & development		48	-	48	462	-	462
Multi-family dwellings		3,521	-	3,521	3,653	-	3,653
Commercial		2,028	-	2,028	2,033	-	2,033

Consumer Loans
Home equity		934	-	934	1,017	-	1,017
Home equity lines of credit		2,329	-	2,329	2,275	-	2,275
Other		146	-	146	139	-	139

Commercial Loans		734	-	734	841	-	841

	$	81,814	$-	$81,814	$77,439	$-	$77,439

Plus: Deferred loan costs		460			434
Allowance for loan losses		(430)			(418)

Total	$	81,844			$77,455

Impaired loans are loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company collectively evaluates for impairment 1-4 family first mortgage loans and all consumer loans. The following loan categories are individually evaluated for impairment: first mortgage loans - construction, land acquisition and development, multi-family dwellings, and commercial. The Company evaluates commercial loans not secured by real property individually for impairment.

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

As of December 31, 2017 and June 30, 2017 there were no loans considered to be impaired.

Total nonaccrual loans as of December 31, 2017 and June 30, 2017 and the related interest income recognized for the three and six months ended December 31, 2017 and December 31, 2016 are as follows:

		December 31, 2017		June 30, 2017
(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$	242	$	246
Construction		-		-
Land acquisition & development		-		-
Commercial real estate		-		-
Home equity lines of credit		-		-

Total	$	242	$	246

		Three Months Ended				Six Months Ended
		December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	243	$	251	$	244	$	252
Construction		-		-		-		-
Land acquisition & development		-		-		-		-
Commercial real estate		-		-		-		-
Home equity lines of credit		-		-		-		-

Total	$	243	$	251	$	244	$	252

Income that would have been recognized	$	4	$	5	$	9	$	8

Interest income recognized	$	5	$	5	$	11	$	9

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

During the three and six months ended December 31, 2017, and December 31, 2016, there were no TDRs.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at December 31, 2017, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2017 and June 30, 2017:

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
December 31, 2017
First mortgage loans:
1 – 4 family dwellings	$	70,009	$	-	$	-	$	-	$	242	$	242	$	70,251
Construction		1,823		-		-		-		-		-		1,823
Land acquisition & development		48		-		-		-		-		-		48
Multi-family dwellings		3,521		-		-		-		-		-		3,521
Commercial		2,028		-		-		-		-		-		2,028

Consumer Loans:
Home equity		934		-		-		-		-		-		934
Home equity lines of credit		2,329		-		-		-		-		-		2,329
Other		146		-		-		-		-		-		146

Commercial Loans		734		-		-		-		-		-		734

	$	81,572	$	-	$	-	$	-	$	242	$	242		81,814

Plus: Deferred loan fees														460
Allowance for loan losses														(430)

Net Loans Receivable													$	81,844

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
June 30, 2017
First mortgage loans:
1 – 4 family dwellings	$	64,907	$	-	$	-	$	-	$	246	$	246	$	65,153
Construction		1,866		-		-		-		-		-		1,866
Land acquisition & development		462		-		-		-		-		-		462
Multi-family dwellings		3,653		-		-		-		-		-		3,653
Commercial		2,033		-		-		-		-		-		2,033

Consumer Loans:
Home equity		1,017		-		-		-		-		-		1,017
Home equity lines of credit		2,275		-		-		-		-		-		2,275
Other		139		-		-		-		-		-		139

Commercial Loans		841		-		-		-		-		-		841

	$	77,193	$	-	$	-	$	-	$	246	$	246		77,439

Plus: Deferred loan fees														434
Allowance for loan losses														(418)

Net Loans Receivable													$	77,455

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended December 31, 2017 and June 30, 2017. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at December 31, 2017 and June 30, 2017.

	December 31, 2017
	(Dollars in Thousands)
	Construction		Land Acquisition & Development Loans		Multi- family Residential		Commercial Real Estate		Commercial

Pass	$1,823	$	48	$	3,521	$	2,028	$	734
Special Mention	-		-		-		-		-
Substandard	-		-		-		-		-
Doubtful	-		-		-		-		-

Ending Balance	$1,823	$	48	$	3,521	$	2,028	$	734

		June 30, 2017
		(Dollars in Thousands)
		Construction		Land Acquisition & Development Loans		Multi-family Residential		Commercial Real Estate		Commercial

Pass	$	1,866	$	462	$	3,653	$	2,033	$	841
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	1,866	$	462	$	3,653	$	2,033	$	841

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended December 31, 2017 and June 30, 2017.

		December 31, 2017

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	70,009	$	3,409
Non-performing		242		-

Total	$	70,251	$	3,409

		June 30, 2017

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	64,907	$	3,431
Non-performing		246		-

Total	$	65,153	$	3,431

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

The Company had no unallocated loss allowance balance at December 31, 2017.

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2017 and 2016. Activity in the allowance is presented for the three and six months ended December 31, 2017 and 2016.

		As of December 31, 2017
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2017	$	311	$	32	$	2	$	20	$	21	$	34	$	3	$	423
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		15		(6)		(2)		(1)		(1)		-		1		6

Ending ALLL Balance at December 31, 2017	$	326	$	26	$	-	$	19	$	20	$	34	$	4	$	429

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		326		26		-		19		20		34		4		429

	$	326	$	26	$	-	$	19	$	20	$	34	$	4	$	429

		As of December 31, 2017
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2017	$	305	$	30	$	5	$	20	$	20	$	34	$	4	$	418
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		22		(4)		(5)		(1)		-		-		-		12

Ending ALLL Balance at December 31, 2017	$	327	$	26	$	-	$	19	$	20	$	34	$	4	$	430

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		327		26		-		19		20		34		4		430

	$	327	$	26	$	-	$	19	$	20	$	34	$	4	$	430

		As of December 31, 2016
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total
				(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2016	$	256	$	46	$	7	$	21	$	17	$	24	$	5	$	376
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		5		5		-		-		-		9		-		19

Ending ALLL Balance at December 31, 2016	$	261	$	51	$	7	$	21	$	17	$	33	$	5		$395

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		261		51		7		21		17		33		5		395

	$	261	$	51	$	7	$	21		$17		$33		$5	$	395

		As of December 31, 2016
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total
				(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2016	$	222	$	57	$	7	$	22	$	16	$	29	$	7	$	360
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		39		(6)		-		(1)		1		4		(2)		35

Ending ALLL Balance at December 31, 2016	$	261	$	51	$	7	$	21	$	17	$	33	$	5	$	395

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		261		51		7		21		17		33		5		395

	$	261	$	51	$	7	$	21	$	17	$	33	$	5	$	395

During the three months and six months ended December 31, 2017, the ALLL increased $6 thousand and $12 thousand, respectively. These increases were associated with the 1 – 4 family real estate loan portfolio and were partially offset by decreases in the ALLL associated with construction and land acquisition and development loans. The primary reason for the changes in the ALLL associated with these segments were the changes in associated loan balances.

During the three and six months ending December 31, 2016, the ALLL increased $19 thousand and $35 thousand respectively. For the three months ended December 31, 2016, the ALLL associated with 1—4 family real estate loans, construction and consumer loans increased. During the six months ended December 31, 2016, the ALLL associated with 1-4 family real estate loans and consumer loans increased and was partially offset by a decrease in the ALLL associated with construction loans. The primary reason for the changes in the ALLL balances, both in total, and within the identified segments, is changes in applicable loan balances.

10.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of December 31, 2017 and June 30, 2017.

	Maturity range		Weighted- average	Stated interest rate range		December 31,		June 30,
Description	from	to	interest rate[5]	from	to	2017		2017
						(Dollars in Thousands)

Convertible	07/27/17	07/27/17	4.26%	4.26%	4.26%	$-	$	10,000
Adjustable	08/11/17	09/01/17	1.25%	1.23%	1.27%	-		6,109

Total						$-	$	16,109

[5]	As of June 30, 2017.

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

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of December 31, 2017 and June 30, 2017:

	December 31, 2017	June 30, 2017

	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$176,405	$155,799
Average balance	163,931	144,258
Maximum month-end balance	177,805	155,799
Average interest rate	1.36%	0.78%
Weighted-average rate	1.54%	1.24%

At December 31, 2017, the Company had remaining borrowing capacity with the FHLB of approximately $2.1 million.

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of December 31, 2017 and June 30, 2017, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		December 31, 2017
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$	-	$	1,618	$	-	$	1,618
Corporate securities		-		92,749		-		92,749
Foreign debt securities [6]		-		25,192		-		25,192

	$	-	$	119,559	$	-	$	119,559

		June 30, 2017
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$	-	$	1,327	$	-	$	1,327
Corporate securities		-		92,636		-		92,636
Foreign debt securities [6]		-		14,486		-		14,486

	$	-	$	108,449	$	-	$	108,449

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

6 U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information. The Company has no Level I, Level II or Level III impaired loans at December 31, 2017 and June 30, 2017.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	December 31, 2017
	Carrying Amount	Fair Value	Level I		Level II		Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$8,521	$8,521	$8,521	$	-	$	-
Certificates of deposit	3,624	3,624	3,624		-		-
Investment securities – available for sale	119,559	119,559	-		119,559		-
Investment securities – held to maturity	6,639	6,687	-		6,687		-
Mortgage-backed securities – held to maturity:
Agency	120,567	121,292	-		121,292		-
Private-label	986	1,204	-		-		1,204
Net loans receivable	81,844	81,400	-		-		81,400
Accrued interest receivable	1,137	1,137	1,137		-		-
FHLB stock	7,234	7,234	7,234		-		-
Bank owned life insurance	4,605	4,605	4,605		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$18,500	$18,500	$18,500	$	-	$	-
NOW accounts	23,645	23,645	23,645		-		-
Savings accounts	44,670	44,670	44,670		-		-
Money market accounts	21,975	21,975	21,975		-		-
Certificates of deposit	33,689	33,467	-		-		33,467
Advance payments by borrowers for taxes and insurance	1,370	1,370	1,370		-		-
FHLB short-term advances	176,405	176,405	176,405		-		-
Accrued interest payable	246	246	246		-		-

		June 30, 2017
		Carrying Amount		Fair Value		Level I		Level II		Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	2,272	$	2,272	$	2,272	$	-	$	-
Certificates of deposit		10,380		10,380		10,380		-		-
Investment securities – available for sale		108,449		108,449		-		108,449		-
Investment securities – held to maturity		8,678		8,815		-		8,815		-
Mortgage-backed securities – held to maturity:
Agency		128,201		128,840		-		128,840		-
Private-label		1,120		1,341		-		-		1,341
Net loans receivable		77,455		77,224		-		-		77,224
Accrued interest receivable		1,206		1,206		1,206		-		-
FHLB stock		7,062		7,062		7,062		-		-
Bank owned life insurance		4,541		4,541		4,541		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	19,396	$	19,396	$	19,396	$	-	$	-
NOW accounts		23,787		23,787		23,787		-		-
Savings accounts		45,524		45,524		45,524		-		-
Money market accounts		22,484		22,484		22,484		-		-
Certificates of deposit		32,313		32,147		-		-		32,147
Advance payments by borrowers for taxes and insurance		1,785		1,785		1,785		-		-
FHLB long-term advances – fixed rate		10,000		10,000		-		-		10,000
FHLB long-term advances- variable rate		6,109		6,109		6,109		-		-
FHLB short-term advances		155,799		155,799		155,799		-		-
Accrued interest payable		247		247		247		-		-

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2017

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2017.

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

FINANCIAL CONDITION

The Company’s assets totaled $355.6 million at December 31, 2017, as compared to $351.6 million at June 30, 2017. The $4.0 million or 1.1% increase in total assets was primarily comprised of a $11.1 million increase in investment securities available for sale, a $5.6 million increase in interest-earning demand deposits, and a $4.4 million increase in net loans receivable, which were partially offset by a $6.8 million decrease in certificates of deposit, a $7.8 million decrease in mortgage-backed securities and a $2.0 million decrease in investment securities held to maturity. The increase in interest-earning demand deposits was primarily associated with seasonal deposits by local tax collectors. The increase in investment securities available for sale were primarily due to purchases of investment grade floating rate corporate bonds totaling $28.8 million, which were partially offset by maturing investments totaling $17.5 million. The increase in net loans receivable was primarily attributable to increases in the single-family owner occupied segment of the loan portfolio. The decrease in mortgage-backed securities was principally due to repayments of principal totaling $7.8 million. The decrease in certificates of deposit was primarily attributable to maturities of large dollar floating rate certificates of deposit. The decreases in mortgaged-backed securities and certificates of deposit were redeployed into floating rate corporate bond purchases and increases in the single-family loan portfolio.

The Company’s total liabilities increased $3.2 million or 1.0% to $321.7 million as of December 31, 2017 from $318.6 million as of June 30, 2017. The increase in total liabilities was primarily comprised of a $20.6 million or 13.2% increase in FHLB short-term advances, partially offset by a $16.1 million decrease in FHLB long-term advances which matured during the quarter ending September 30, 2017. The decrease in total deposits was primarily attributable to decreases in transaction accounts of $1.5 million, partially offset by a $1.4 million increase in certificates of deposit. Management believes that most of the decrease in transaction accounts was attributable to seasonal local and school real estate tax obligations. See also Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

Total stockholders’ equity increased $822 thousand or 2.5% to $33.9 million as of December 31, 2017, from $33.0 million as of June 30, 2017. The increase in stockholders’ equity was primarily attributable to Company net income of $898 thousand, which was partially offset by cash dividends paid totaling $257 thousand.

RESULTS OF OPERATIONS

General. WVS reported net income of $396 million or $0.22 per share (diluted and basic) for the three months ended December 31, 2017 as compared to $395 thousand or $0.21 per share for the same period in 2016. The change in net income during the three months ended December 31, 2017 was primarily attributable to a $172 thousand increase in net interest income, a $17 thousand increase in non-interest income, and a $12 thousand decrease in provisions for loan losses, which were partially offset by a $41 thousand increase in non-interest expense and a $159 thousand increase in income tax expense. The increase in net interest income during the three months ended December 31, 2017 was attributable to a $453 thousand increase in interest income, which was partially offset by a $281 thousand increase in interest expense. The increase in the income tax expense was primarily due to an additional $133 thousand charge for a write-down of the Company’s net deferred tax assets during the three months ended December 31, 2017 associated with the enactment of the Tax Cuts and Jobs Act of 2017 and the reduction of the corporate income tax rate from 35% to 21%.

Net income for the six months ended December 31, 2017 totaled $898 thousand or $0.49 per diluted share, as compared to $793 thousand or $0.42 per diluted share for the same period in 2016. The $105 thousand increase in net income during the six months ended December 31, 2017 was primarily attributable to a $348 thousand increase in net interest income, and a $23 thousand decrease in provisions for loan losses, which were partially offset by a $269 thousand increase in income tax expense. The increase in income tax expense for the six months ended December 31, 2017 was primarily the result of an additional $133 thousand federal income tax expense recorded during the three months ended December 31, 2017 due to the write down of the Company’s net deferred tax assets associated with the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA) and higher levels of taxable income, when compared to the same period in 2016.

Net Interest Income. The Company’s net interest income increased by $172 thousand or 12.1% for the three months ended December 31, 2017, when compared to the same period in 2016. The increase in net interest income during the three months ended December 31, 2017 was attributable to a $453 thousand increase in interest income primarily due to higher average yields on investment and mortgage-backed securities, and higher average balances of loans when compared to the same period in 2016. The increase in net interest income was partially offset by a $281 thousand increase in interest expense which was primarily attributable to both higher average balances and higher average market rates paid on Federal Home Loan Bank (FHLB) borrowings and higher rates paid on certificates of deposit.

For the six months ended December 31, 2017, net interest income increased $348 thousand or 12.3% when compared to the same period in 2016. The increase in net interest income was primarily attributable to a $900 thousand increase in interest income, which was partially offset by a $552 thousand increase in interest expense. The increase in interest income was the result of higher average yields on investment and mortgage-backed securities, and higher average balances of loans outstanding, when compared to the same period in 2016. The increase in interest expense was primarily attributable to both higher average market rates paid on Federal Home Loan Bank (FHLB) borrowings, and time deposits, which were partially offset by lower average balances of FHLB advances outstanding during the six months ended December 31, 2017, when compared to the same period in 2016.

Interest Income. Interest income on net loans receivable increased $86 thousand or 12.9% and $190 thousand or 14.6% for the three and six months ended December 31, 2017, respectively, when compared to the same periods in 2016. The increase for the quarter ended December 31, 2017 was primarily attributable to a $9.9 million increase in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 4 basis points in the weighted average yield earned on net loans receivable for the three months ended December 31, 2017, when compared to the same period in 2016. The increase for the six months ended December 31, 2017 was primarily attributable to a $10.9 million increase in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 3 basis points in the weighted average yield earned on net loans receivable for the six months ended December 31, 2017, when compared to the same period in 2016. For the three and six months ended December 31, 2017, the increase in the average balance of loans outstanding was primarily attributable to loan originations in excess of repayments, while the decrease in the average yield earned on net loans receivable was primarily attributable to lower rates on new loans originated. During fiscal 2016, 2017 and into fiscal 2018, the Company enjoyed higher demand for single-family home purchase loans. Substantially all of our loan originations and purchases were fixed-rate with a mix of 15, 20, and 30 year terms.

Interest income on investment securities increased $177 thousand or 35.2% and $306 thousand or 30.2% for the three and six months ended December 31, 2017, respectively, when compared to the same periods in 2016. The increase for the three months ended December 31, 2017 was primarily attributable to a $7.0 million increase in the average balance of investment securities outstanding and by a 54 basis point increase in the weighted average yield on investment securities, when compared to the same period in 2016. The increase for the six months ended December 31, 2017 was primarily attributable to a $3.3 million increase in the average balance of investment securities outstanding and an increase in the weighted average yield on investment securities of 51 basis points, when compared to the same period in 2016.

Dividend income on FHLB stock increased $2 thousand or 2.4% and $11 thousand or 6.8% for the three and six months ended December 31, 2017, respectively, when compared to the same periods in 2016. The change in dividends on FHLB stock for the three months ended December 31, 2017 was primarily attributable by a $359 thousand increase in the average balance of FHLB stock held during the three months ended December 31, 2017, when compared to the same period in 2016. The increase in dividends on FHLB stock for the six months ended December 31, 2017 was primarily attributable to an increase of $372 thousand in the average balance of FHLB stock held during the six months ended December 31, 2017, when compared to the same period in 2016.

Interest income on mortgage-backed securities increased $198 thousand or 37.8% and $380 thousand or 35.5% for the three and six months ended December 31, 2017, respectively, when compared to the same periods in 2016. The increase for the three months ended December 31, 2017 was primarily attributable to a 70 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, which more than offset a $4.8 million decrease in the average balance of U.S. Government agency mortgage-backed securities, when compared to the same period in 2016. The increase for the six months ended December 31, 2017 was primarily attributable to a 70 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, which more than offset a $7.3 million decrease in the average balance of U.S. Government agency mortgage-backed securities, when compared to the same period in 2016. The decrease in the average balances of U.S. Government and agency private-label mortgage-backed securities during the three and six months ended December 31, 2017 was attributable to principal paydowns during the periods. The mortgage-backed securities proceeds during both periods were primarily used to fund loan originations and purchases of floating rate corporate bonds in the investment portfolio.

Interest income on bank certificates of deposit decreased $10 thousand for the three months ended December 31, 2017 when compared to the same period in 2016. The decrease for the quarter ended December 31, 2017 was primarily attributable to a decrease in the average portfolio balance of certificates of deposit of $5.2 million, which was partially offset by an increase in the weighted average yield of 46 basis points. For the six months ended December 31, 2017, interest income on certificates of deposits increased by $15 thousand or 34.9% primarily as a result of a 48 basis point increase in the weighted average yield compared to the same period in 2016. Partially offsetting the higher yields was a $322 thousand decrease in the average balance for the six months ended December 31, 2017, compared to the six months ended December 31, 2016. During the three and six months ended December 31, 2017, the Company redeployed maturing large dollar floating rate certificates of deposit to fund loan originations and purchases of floating rate corporate bonds in the investment portfolio.

Interest Expense. Interest paid on FHLB fixed-rate and variable-rate long term advances decreased by $127 thousand or 100% and $201 thousand or 82.4%, respectively, for the three and six months ended December 31, 2017 when compared to the same periods in 2016, due to the payoff of these obligations during the quarter ended September 30, 2017. The decrease in interest expense on these long-term FHLB advances for the six months ended December 31, 2017 was primarily attributable to a $12.9 million decrease in the average balance of FHLB long term advances outstanding when compared to the same period in the prior year. The Company reduced this funding source in both periods by increasing FHLB short-term advances.

Interest paid on FHLB short-term advances increased $376 million and $696 million for the three and six months ended December 31, 2017, respectively, when compared to the same periods in 2016. The increase for the three months ended December 31, 2017 was primarily attributable to a $25.1 million increase in the average balance of FHLB short-term advances outstanding and an 80 basis point increase in the weighted average rate paid on FHLB short-term advances, when compared to the same period in 2016. The increase for the six months ended December 31, 2017, was primarily attributable to a $22.5 million increase in the average balance of short-term FHLB advances, and a 77 basis point increase in the weighted average rate paid on FHLB short-term advances, when compared to the same period in 2016.

Interest expense on deposits increased $32 thousand or 59.3% and $57 thousand or 51.8% for the three and six months ended December 31, 2017, respectively, when compared to the same periods in 2016. The increase in interest expense on deposits for the three months ended December 31, 2017 was primarily attributable to a 26 basis point increase in the weighted average rate paid on time deposits as well as a $4.7 million increase in the average balance of time deposits for the quarter ended December 31, 2017, when compared to the same period in 2016. For the six months ended December 31, 2017, the $57 thousand increase in interest expense was primarily due to a 26 basis point increase in the weighted average rate paid on the time deposits as well as a $4.7 million increase in the average balance time deposits for the six months ended December 31, 2017. The increase in the average balances of the time deposits during both the three and six months ended December 31, 2017 was primarily attributable to higher levels of short-term brokered deposits when compared to the same periods of 2016. From time to time the Company uses brokered deposits to fund investment purchases or as an alternative to FHLB borrowings if the cost of such deposits is less than other wholesale funding options.

Provision for Loan Losses. A provision for loan losses is charged or accreted to earnings to bring the total allowance to a level considered adequate by management to absorb potential losses in the portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio considering past experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors.

During the three months and six months ended December 31, 2017, the ALLL increased $6 thousand and $11 thousand, respectively. These increases were primarily associated with increases in the 1-4 family real estate loan portfolio and were partially offset by decreases in the ALLL associated with decreases in construction and land acquisition and development loans. The primary reason for the changes in the ALLL associated with these segments was the change in associated loan balances.

At December 31, 2017, the Company’s total allowance for loan losses amounted to $429 thousand or 0.52% of the Company’s total loan portfolio, as compared to the $418 thousand or 0.54% at June 30, 2017. At December 31, 2017, the Company’s non-performing loans total $242 thousand as compared to $246 thousand at June 30, 2017.

Non-Interest Income. The increases in the non-interest income for the three months ended December 31, 2017 were primarily attributable to the absence of a $41 thousand unrealized loss on a trading security in the three months ended December 31, 2017 partially offset by decreases in miscellaneous components of other non-interest income. Non-interest income for the six months ended December 31, 2017, when compared to the same period in 2016 was virtually unchanged.

Non-Interest Expense. Non-interest expense increased $41 thousand or 4.5% for the three months ended December 31, 2017, when compared to the same period in 2016. This increase was principally attributable to higher deposit insurance premiums of $16 thousand and an increase in debit card fraud losses of $17 thousand when compared to the same period in 2016. Non-interest expense in total for the six months ended December 31, 2017 when compared to the same period in 2016 decreased $1 thousand.

Income Tax Expense. Income tax expense increased $159 thousand and $269 thousand for the three and six months ended December 31, 2017, respectively, when compared to the same periods in 2016. The increases for both the three and six months ended December 31, 2017 when compared to the same periods of 2016, were primarily due to higher levels of taxable income and an additional $133 thousand federal income tax expense recorded during the three months ended December 31, 2017 as a result of the write down of the Company’s net deferred tax assets associated with the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $2.8 million during the six months ended December 31, 2017. Net cash provided by operating activities was primarily comprised of $1.2 million from collections of cash items due from other banks, net income of $898 thousand and $362 thousand of amortization of discounts, premiums and deferred loan costs.

Funds provided by investing activities totaled $673 thousand during the six months ended December 31, 2017. Primary uses of funds during the six months ended December 31, 2017 included purchases of investment securities available for sale totaling $28.8 million, purchases of certificates of deposit totaling $348 thousand and an increase in net loans receivable totaling $4.4 million. Primary sources of funds during the six months ended December 31, 2017 included proceeds from repayments of investment securities and mortgage-backed securities in the held-to-maturity portfolio totaling $2.0 million and $7.8 million, respectively, proceeds from repayments of investment securities in the available-for-sale portfolio totaling $17.5 million, and maturities of certificates of deposit totaling $7.1 million.

Funds provided by financing activities totaled $2.8 million for the six months ended December 31, 2017. The primary source included a $20.6 million increase in FHLB short-term advances, and a $1.4 million increase in certificates of deposits which were partially offset by the payoffs of the FHLB long-term advances totaling $16.1 million and a $2.4 million decrease in transaction and savings accounts, a $415 thousand decrease in loan customer escrow balances and $257 thousand in cash dividends. Management believes that a significant portion of our local maturing deposits will remain with the Company. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at December 31, 2017 totaled $27.1 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At December 31, 2017, total approved loan commitments outstanding were $370 thousand. At the same date, commitments under unused lines of credit amounted to $5.8 million and the unadvanced portion of construction loans approximated $1.6 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $119.6 million at December 31, 2017. In addition the Company had $3.6 million of certificates of deposit at December 31, 2017. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On January 29, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share, payable on February 15, 2018, to shareholders of record at the close of business on February 8, 2018. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of December 31, 2017, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $34.4 million or 19.3%, $34.0 million or 19.13%, and $34.4 million or 19.39%, respectively, of total risk-weighted assets, and Tier I leverage capital of $34.0 million or 9.70% of average quarterly assets.

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

The Company’s nonperforming assets at December 31, 2017 totaled $242 thousand or 0.07% of total assets as compared to $246 million or 0.07% of total assets at June 30, 2017. Nonperforming assets at December 31, 2017 consisted of one single-family real estate loan totaling $242 thousand. The loan is currently under a bankruptcy order and making payments as agreed.

The $4 thousand decrease in nonperforming assets during the six months ended December 31, 2017 was primarily attributable to principal repayments on one non-accrual single-family real estate loan.

During the three and six months ended December 31, 2017, the Company collected $5 thousand and $11 thousand, respectively, of interest income on non-accrual loans. Approximately $4 thousand and $9 thousand, respectively, of interest income would have been recorded during the three and six months ended December 31, 2017, on non-accrual loans if such loans had been current according to the original loan agreements for the entire periods. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

	December 31,	June 30,
	2017	2017	2016
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$277,545	$257,808	$260,710
Interest-bearing liabilities maturing or repricing within one year	232,056	228,616	235,345

Interest sensitivity gap	$ 45,489	$ 29,192	$ 25,365

Interest sensitivity gap as a percentage of total assets	12.79%	8.30%	7.56%
Ratio of assets to liabilities maturing or repricing within one year	119.60%	112.77%	110.78%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at December 31, 2017. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$3,747	$18,743	$41,686	$41,021	$39,882	$36,549	$27,828
% of Total Assets	1.1%	5.3%	11.7%	11.5%	11.2%	10.3%	7.8%
Base Case Up 100 bp
Cumulative Gap ($’s)	$4,111	$19,452	$42,956	$43,240	$42,688	$40,097	$27,828
% of Total Assets	1.2%	5.5%	12.1%	12.2%	12.0%	11.3%	7.8%
Base Case No Change
Cumulative Gap ($’s)	$4,833	$20,846	$45,490	$47,570	$48,127	$46,558	$27,828
% of Total Assets	1.4%	5.9%	12.8%	13.4%	13.5%	13.1%	7.8%
Base Case Down 100 bp
Cumulative Gap ($’s)	$5,782	$22,659	$48,719	$52,852	$54,506	$53,414	$27,828
% of Total Assets	1.6%	6.4%	13.7%	14.9%	15.3%	15.0%	7.8%
Base Case Down 200 bp
Cumulative Gap ($’s)	$6,765	$24,511	$51,949	$57,860	$60,257	$58,926	$27,828
% of Total Assets	1.9%	6.9%	14.6%	16.3%	16.9%	16.6%	7.8%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2017. This analysis was done assuming that the interest-earning assets will average approximately $345.716 million and $355.422 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at December 31, 2017. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	December 31, 2017					December 31, 2018
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-16.9%	-7.9%	-	3.0%	6.6%	-28.9%	-13.5%	-	8.1%	16.7%
Return on average equity	4.90%	6.24%	7.40%	7.85%	8.39%	3.57%	5.84%	7.74%	8.87%	10.02%
Return on average assets	0.47%	0.60%	0.72%	0.76%	0.82%	0.34%	0.57%	0.78%	0.90%	1.03%
Market value of equity (in thousands)	$40,568	$42,631	$45,018	$45,216	$45,100

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at December 31, 2017. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2017.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and land development loans	$1,634
Undisbursed lines of credit	$5,763
Loan origination commitments	$370
Letters of credit	$-

$7,767

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2017, the Savings Bank had no performance standby letters of credit outstanding. In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

During the quarter ended December 31, 2017, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended December 31, 2017.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/01/17 – 10/31/17	-	-	-	$77,000
11/01/17 – 11/30/17	-	-	-	$77,000
12/01/17 – 12/31/17	-	-	-	$77,000
Total	-	-	-	$77,000

(1)	All shares indicated were purchased by the Company’s ESOP using either ESOP cash balances or draws on a line of credit from the Company to the ESOP. Shares were purchased from eligible ESOP participants or in private transactions.
(2)	ESOP Line of Credit Stock Purchase Program
(a)	$1,000,000 line of credit from Company to ESOP approved by Company Board on April 24, 2017.
(b)	$1,000,000 of common shares approved for purchase using Company provided line of credit.
(c)	This program expires on March 31, 2018.
(d)	This program has not expired and has $77,000 of shares remaining to be purchased at December 31, 2017.
(e)	Not applicable.

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended December 31, 2017.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
10/01/17 – 10/31/17	-	-	-	92,759
11/01/17 – 11/30/17	-	-	-	92,759
12/01/17 – 12/31/17	-	-	-	92,759
Total	-	-	-	92,759

(1)	All shares indicated were purchased under the Company’s reopened Eleventh Stock Repurchase Program.
(2)	Eleventh Stock Repurchase Program
(a)	Announced October 27, 2015.
(b)	100,800 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This program has not expired and has 92,759 common shares remaining to be purchased at December 31, 2017.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

February 12, 2018	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

February 12, 2018	BY:	/s/ Linda K. Butia
Date		Linda K. Butia Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)