Form 10-Q
period 2018-03-31
WVS FINANCIAL CORP
filed 2018-05-11
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Shares outstanding as of May 11, 2018: 2,008,144 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2018	June 30, 2017
Assets
Cash and due from banks	$ 2,362	$ 1,944
Interest-earning demand deposits	4,501	328

Total cash and cash equivalents	6,863	2,272
Certificates of deposit	598	10,380
Investment securities available-for-sale (amortized cost of $128,760 and $108,380)	128,725	108,449
Investment securities held-to-maturity (fair value of $6,163 and $8,815)	6,186	8,678
Mortgage-backed securities held-to-maturity (fair value of $120,966 and $130,181)	119,747	129,321
Net loans receivable (allowance for loan losses of $440 and $418)	80,195	77,455
Accrued interest receivable	1,162	1,206
Federal Home Loan Bank (FHLB) stock, at cost	7,370	7,062
Premises and equipment, net	404	454
Bank owned life insurance	4,636	4,541
Deferred tax assets (net)	346	437
Other assets	209	1,354

TOTAL ASSETS	$ 356,441	$ 351,609

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 18,525	$ 19,396
Interest-earning checking accounts	24,181	23,787
Savings accounts	44,331	45,524
Money market accounts	21,340	22,484
Certificates of deposit	30,737	32,313
Advance payments by borrowers for taxes and insurance	1,491	1,785

Total deposits	140,605	145,289
Federal Home Loan Bank advances: long-term – fixed rate	-	10,000
Federal Home Loan Bank advances: long-term – variable	-	6,109
Federal Home Loan Bank advances: short-term	179,791	155,799
Accrued interest payable	317	247
Other liabilities	1,558	1,122

TOTAL LIABILITIES	322,271	318,566

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued	38	38
Additional paid-in capital	21,507	21,485
Treasury stock: 1,797,492 and 1,797,492 shares at cost, respectively	(27,264)	(27,264)
Retained earnings, substantially restricted	42,465	41,344
Accumulated other comprehensive loss	(256)	(188)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(2,320)	(2,372)

TOTAL STOCKHOLDERS’ EQUITY	34,170	33,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 356,441	$ 351,609

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$748	$699	$2,222	$2,002
Investment securities - taxable	766	553	2,085	1,564
Mortgage-backed securities	800	582	2,250	1,652
Certificates of deposit	16	40	70	82
Interest-earning demand deposits	3	-	7	2
FHLB Stock	149	81	322	243
Trading Securities	-	3	-	5

Total interest and dividend income	2,482	1,958	6,956	5,550

INTEREST EXPENSE:
Deposits	102	74	268	183
Federal Home Loan Bank advances – long-term – fixed rate	-	107	32	325
Federal Home Loan Bank advances – long-term – variable rate	-	13	11	41
Federal Home Loan Bank advances – short-term	716	294	1,827	708

Total interest expense	818	488	2,138	1,257

NET INTEREST INCOME	1,664	1,470	4,818	4,293
PROVISION FOR LOAN LOSSES	10	15	22	50

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,654	1,455	4,796	4,243

NON-INTEREST INCOME:
Service charges on deposits	32	31	95	103
Earnings on Bank Owned Life Insurance	31	32	95	99
Investment securities gains	2	-	2	-
Market gain (loss) on trading assets	-	9	-	(31)
Other than temporary impairment losses	-	-	41	-
Portion of loss recognized in other comprehensive income	-	-	(49)	-

Net impairment loss recognized in earnings	-	-	(8)	-
ATM fee income	43	46	137	143
Other	12	12	39	53

Total non-interest income	120	130	360	367

NON-INTEREST EXPENSE:
Salaries and employee benefits	546	555	1,631	1,639
Occupancy and equipment	80	82	228	245
Data processing	60	58	163	168
Correspondent bank service charges	10	9	30	29
Federal deposit insurance premium	27	22	83	83
ATM network expense	25	31	74	95
Other	159	139	530	487

Total non-interest expense	907	896	2,739	2,746

INCOME BEFORE INCOME TAXES	867	689	2,417	1,864
INCOME TAX EXPENSE	233	263	884	645

NET INCOME	$634	$426	$1,533	$1,219

EARNINGS PER SHARE:
Basic	$0.35	$0.23	$0.84	$0.65
Diluted	$0.35	$0.23	$0.84	$0.65

AVERAGE SHARES OUTSTANDING:
Basic	1,828,283	1,882,593	1,826,568	1,879,927
Diluted	1,829,750	1,882,593	1,827,057	1,879,927

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

NET INCOME	$634	$426	$1,533	$1,219

OTHER COMPREHENSIVE INCOME (LOSS)

Investment securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	(222)	58	(100)	(81)
Less: Income tax effect	47	(19)	5	28

	(175)	39	(95)	(53)

Unrealized holdings gains (losses) on securities available for sale not other-than-temporarily impaired, net of tax	(175)	39	(95)	(53)

Investment securities gains	(2)	-	(2)	-
Less: Income tax effect	1	-	1	-

	(1)	-	(1)	-

Investment securities held to maturity other-than-temporarily impaired:
Total losses	-	-	41	-
Losses recognized in earnings	-	-	8	-

Gains (losses) recognized in comprehensive income	-	-	49	-
Income tax effect	-	-	(17)	-

	-	-	32	-

Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	16	25	13	94
Less: Income tax effect	(3)	(8)	(2)	(32)

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	13	17	11	62

Unrealized holdings (losses) gains on securities, net	(163)	56	43	9

Other comprehensive income (loss)	(163)	56	(53)	9

COMPREHENSIVE INCOME	$471	$482	$1,480	$1,228

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2017	$ 38	$ 21,485	$ (27,264)	$ 41,344	$ (188)	$ (2,372)	$33,043

Reclassification due to change in federal income tax rate				15	(15)		-

Net income				1,533			1,533

Other comprehensive loss					(53)		(53)

Increase in Unallocated ESOP shares						(32)	(32)

Amortization of unallocated ESOP shares		22				84	106

Cash dividends declared ($0.20 per share)				(427)			(427)

Balance March 31, 2018	$ 38	$ 21,507	$ (27,264)	$ 42,465	$ (256)	$ (2,320)	$34,170

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES

Net income	$1,533	$1,219
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	22	50
Depreciation	59	73
Gain on sale of investment securities	(2)	-
Amortization of discounts, premiums and deferred loan costs, net	481	1,487
Amortization of unallocated ESOP shares	106	-
Trading losses	-	31
Purchase of trading securities	-	(961)
Sale of trading securities	-	960
Deferred income taxes	92	(30)
Increase in prepaid/accrued income taxes	228	261
Earnings on bank owned life insurance	(95)	(99)
Decrease (increase) in accrued interest receivable	44	298
Increase in accrued interest payable	70	9
Increase in deferred director compensation payable	29	26
Decrease in cash items in the process of collection	1,230	-
Other, net	50	(190)

Net cash provided by operating activities	3,847	3,134

INVESTING ACTIVITIES

Available-for-sale:
Purchases of investment securities	(47,425)	(73,408)
Proceeds from repayments of investments	25,271	78,335
Sale of investment securities	1,257	-
Held-to-maturity:
Purchases of mortgage-backed securities	-	(21,954)
Proceeds from repayments of investments	2,483	833
Proceeds from repayments of mortgage-backed securities	9,646	26,331
Purchase of certificates of deposit	(348)	(10,033)
Maturities/redemptions of certificates of deposit	10,125	100
Increase in net loans receivable	(2,718)	(10,258)
Purchase of FHLB stock	(5,113)	(5,878)
Redemption of FHLB stock	4,805	5,531
Acquisition of premises and equipment	(11)	(9)

Net cash used for investing activities	(2,028)	(10,410)

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2018	2017
FINANCING ACTIVITIES

Net increase (decrease) in transaction and savings accounts	$(2,814)	$2,903
Net (decrease) increase in certificates of deposit	(1,576)	973
Net decrease in advance payments by borrowers for taxes and insurance	(294)	(20)
Repayments of FHLB long-term advances — fixed rate	(10,000)	-
Repayments of FHLB long-term advances — variable rate	(6,109)	-
Net increase in FHLB short-term advances	23,992	4,528
Purchase of treasury stock	-	(359)
Cash dividends paid	(427)	(281)

Net cash provided by financing activities	2,772	7,744

Increase in cash and cash equivalents	4,591	468

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,272	2,343

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$6,863	$2,811

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and borrowings	$2,068	$1,248
Income taxes	$567	$412

Non-cash items:
Educational Improvement Tax Credit	$50	$50

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2018, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Upon adoption on December 31, 2017, the Company made a one-time cumulative effect adjustment from accumulated other comprehensive income to retained earnings of $15 thousand.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01. (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820. (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place. (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities. (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging – Embedded Derivatives, or 825-10, Financial Instruments – Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates. (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services – Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

3.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Weighted average common shares issued	3,805,636	3,805,636	3,805,636	3,805,636
Average treasury stock shares	(1,797,492)	(1,797,492)	(1,797,492)	(1,794,991)
Average unallocated ESOP shares	(179,861)	(125,551)	(181,576)	(130,718)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,828,283	1,882,593	1,826,568	1,879,927
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	1,467	-	489	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,829,750	1,882,593	1,827,057	1,879,927

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At March 31, 2018 and 2017, there were 114,519 options outstanding with an exercise price of $16.20.

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

During the three and nine month periods ended March 31, 2018 and 2017, the Company recorded no compensation expense related to our share-based compensation awards. As of March 31, 2018, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

All of the Company’s outstanding stock options were vested at March 31, 2018 and 2017. There were no stock options exercised or issued during the nine months ended March 31, 2018 and 2017.

5.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of investments are as follows:

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
March 31, 2018

AVAILABLE FOR SALE
Corporate debt securities	$	101,394	$	215	$	(241)	$	101,368
Foreign debt securities [1]		25,736		24		(20)		25,740
Obligations of states and political subdivisions		1,630		-		(13)		1,617

Total	$	128,760	$	239	$	(274)	$	128,725

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
March 31, 2018

HELD TO MATURITY
U.S. government agency securities	$	625	$	1	$	-	$	626
Corporate debt securities		1,066		23		-		1,089
Obligations of states and political subdivisions		4,495		-		(47)		4,448

Total	$	6,186	$	24	$	(47)	$	6,163

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
June 30, 2017

AVAILABLE FOR SALE
Corporate debt securities	$	92,576	$	144	$	(84)	$	92,636
Foreign debt securities [1]		14,474		12		-		14,486
Obligations of states and political subdivisions		1,330		-		(3)		1,327

Total	$	108,380	$	156	$	(87)	$	108,449

1 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2017

HELD TO MATURITY
U.S. government agency securities	$	625	$	6	$	-	$	631
Corporate debt securities		2,698		91		-		2,789
Obligations of states and political subdivisions [2]		5,355		41		(1)		5,395

Total	$	8,678	$	138	$	(1)	$	8,815

During the quarter and nine months ended March 31, 2018, the Company recorded gross realized investment securities gains of $2 thousand. Proceeds from sales of investment securities during the three and nine months ended March 31, 2018 were $1.3 million.

There were no sales of investment securities for the three and nine months ended March 31, 2017.

The amortized cost and fair values of debt securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$	51,013	$	70,676	$	7,071	$	-	$	128,760
Fair value		50,937		70,691		7,097		-		128,725

HELD TO MATURITY
Amortized cost	$	1,566	$	2,975	$	1,645	$	-	$	6,186
Fair value		1,589		2,944		1,630		-		6,163

At March 31, 2018, investment securities with amortized costs and fair values of $4.1 million were pledged to secure borrowings with the Federal Home Loan Bank (“FHLB”).

As of March 31, 2018, investment securities with amortized costs and fair values of $1.4 million were pledged to secure future borrowings with the Federal Reserve Bank of Cleveland (FRBC). Since the Company had no FRBC borrowings outstanding on March 31, 2018, all FRBC collateral pledges may be withdrawn by the Company at any time.

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

At March 31, 2018, the Company’s Agency CMOs totaled $118.8 million as compared to $128.2 million at June 30, 2017. The Company’s private-label CMOs totaled $941 thousand at March 31, 2018 as compared to $1.1 million at June 30, 2017. The $9.4 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency and private-label CMOs which totaled $9.4 million and $236 thousand, respectively. At March 31, 2018 and June 30, 2017, the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments. Substantially all of the Company’s floating rate MBSs adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBSs are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at March 31, 2018. During the nine months ending March 31, 2018, the Company reversed $61 thousand of non-credit unrealized holding losses on its three private-label CMOs with OTTI due to principal repayments. During the nine months ended March 31, 2018, the Company recorded an $8 thousand additional credit impairment charges on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of March 31, 2018. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At March 31, 2018
		Rating			Amortized Cost	Fair Value[3]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$504	$657	$201
126694KF4	CWHL SER 24 A15	D	N/A	D	325	374	126
126694MP0	CWHL SER 26 1A5	D	N/A	D	112	124	36

					$941	$1,155	$363

3 Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
March 31, 2018
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	118,806	$	1,457	$	(452)	$	119,811
Private-label		941		214		-		1,155

Total	$	119,747	$	1,671	$	(452)	$	120,966

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
June 30, 2017
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	128,201	$	1,076	$	(437)	$	128,840
Private-label		1,120		221		-		1,341

Total	$	129,321	$	1,297	$	(437)	$	130,181

The amortized cost and fair value of the Company’s mortgage-backed securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$	-	$	-	$	211	$	119,536	$	119,747
Fair value		-		-		215		133,777		120,966

At March 31, 2018, mortgage-backed securities with amortized costs of $118.8 million and fair values of $119.8 million were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $3.9 million of fair value was excess collateral. At June 30, 2017 mortgage-backed securities with an amortized cost of $128.2 million and fair values of $128.8 million, were pledged to secure public deposits and borrowings with the FHLB. Of the mortgage-backed securities pledged, $13.1 million of amortized cost was excess collateral at the FHLB. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

The following tables present the changes in accumulated other comprehensive gain (loss) by component, for the three and nine months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – December 31, 2017	$148	$(241)	$(93)

Other comprehensive income before reclassifications	(175)	13	(162)

Amounts reclassified from accumulated other comprehensive loss	(1)	-	(1)

Net current-period other comprehensive income	(176)	13	(163)

Ending Balance – March 31, 2018	$(28)	$(228)	$(256)

	Nine Months Ended March 31, 2018
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2017	$44	$(232)	$(188)

Other comprehensive income (loss) before reclassifications	(95)	37	(58)

Amounts reclassified from accumulated other comprehensive loss	(1)	6	5

Net current-period other comprehensive Income (loss)	(96)	43	(53)

Reclassification for the change in corporate tax rate	24	(39)	(15)

Ending Balance – March 31, 2018	$(28)	$(228)	$(256)

	Three Months Ended March 31, 2017
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – December 31, 2016	$(13)	$(272)	$(285)

Other comprehensive income before reclassifications	39	17	56

Amounts reclassified from accumulated other comprehensive income	-	-	-

Net current-period other comprehensive income	39	17	56

Ending Balance – March 31, 2017	$26	$(255)	$(229)

	Nine Months Ended March 31, 2017
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2016	$78	$(316)	$(238)

Other comprehensive income before reclassifications	(53)	62	9

Amounts reclassified from accumulated other comprehensive loss	-	-	-

Net current-period other comprehensive income	(53)	62	9

Ending Balance – March 31, 2017	$25	$(254)	$(229)

8.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2018 and June 30, 2017.

		March 31, 2018

		Less Than Twelve Months				Twelve Months or Greater				Total

		Fair Value		Gross Unrealized Losses		Fair Value		Gross Unrealized Losses		Fair Value		Gross Unrealized Losses

		(Dollars in Thousands)

Corporate debt securities	$	47,459	$	(226)	$	3,029	$	(15)	$	50,488	$	(241)
Foreign Debt Securities [4]		7,774		(20)		-		-		7,774		(20)
Obligations of state and political subdivisions		8,509		(60)		-		-		8,509		(60)
Collateralized mortgage obligations:
Agency		1,376		(3)		22,494		(449)		23,870		(452)

Total	$	65,118	$	(309)	$	25,523	$	(464)	$	90,641	$	(773)

		June 30, 2017

		Less Than Twelve Months				Twelve Months or Greater				Total

		Fair Value		Gross Unrealized Losses		Fair Value		Gross Unrealized Losses		Fair Value		Gross Unrealized Losses

		(Dollars in Thousands)
Corporate debt securities	$	37,965	$	(83)	$	994	$	(1)	$	38,959	$	(84)
Foreign Debt Securities [4]		1,827		(4)		-		-		1,827		(4)
Collateralized mortgage obligations:
Agency		23,724		(69)		22,949		(368)		46,673		(437)

Total	$	63,516	$	(156)	$	23,943	$	(369)	$	87,459	$	(525)

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

The Company evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for other than temporary impairment (“OTTI”) on a quarterly basis. In doing so, the Company considers many factors including, but not limited to: the credit ratings assigned to the securities by the Nationally Recognized Statistical Rating Organizations (NRSROs); other indicators of the credit quality of the issuer; the strength of the provider of any

4 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(Dollars in Thousands)
Beginning balance	$248	$279	$259	$299
Initial credit impairment	-	-	-	-
Subsequent credit impairment	-	-	8	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-	-	-
Reductions for securities sold	-	-	-	-
Reduction for actual realized losses	(5)	(11)	(24)	(31)
Reduction for increase in cash flows expected to be collected	-	-	-	-

Ending Balance	$243	$268	$243	$268

During the three months ended March 31, 2018, the Company recorded no credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income. During the nine months ended March 31, 2018, the Company recorded an $8 thousand credit impairment charge and no non-credit unrealized holding loss to accumulated other comprehensive income. During the three and nine months ended March 31, 2018, the Company accreted back into other comprehensive income $13 thousand and $11 thousand, respectively, (net of income tax effect of $3 thousand and $18 thousand, respectively), based on principal repayments on private-label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the March 31, 2018 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. Management believes that no additional private-label CMOs in the portfolio had an other-than-temporary impairment at March 31, 2018, keeping the total at three private-label CMOs with OTTI at March 31, 2018.

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

The Company had investments in 56 positions that were impaired at March 31, 2018. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of March 31, 2018 and June 30, 2017.

		March 31, 2018			June 30, 2017
		Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

		(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$	68,817	$-	$68,817	$65,153	$-	$65,153
Construction		1,972	-	1,972	1,866	-	1,866
Land acquisition & development		12	-	12	462	-	462
Multi-family dwellings		3,456	-	3,456	3,653	-	3,653
Commercial		1,983	-	1,983	2,033	-	2,033

Consumer Loans
Home equity		903	-	903	1,017	-	1,017
Home equity lines of credit		2,176	-	2,176	2,275	-	2,275
Other		177	-	177	139	-	139

Commercial Loans		685	-	685	841	-	841

	$	80,181	$-	$80,181	$77,439	$-	$77,439

Plus: Deferred loan costs		454			434
Allowance for loan losses		(440)			(418)

Total	$	80,195			$77,455

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

At March 31, 2018 and June 30, 2017 there were no loans considered to be impaired.

Total nonaccrual loans as of March 31, 2018 and June 30, 2017 and the related interest income recognized for the three and nine months ended March 31, 2018 and March 31, 2017 are as follows:

		March 31, 2018		June 30, 2017
(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$	240	$	246
Construction		-		-
Land acquisition & development		-		-
Commercial real estate		-		-
Home equity lines of credit		-		-

Total	$	240	$	246

		Three Months Ended				Nine Months Ended
		March 31, 2018		March 31, 2017		March 31, 2018		March 31, 2017
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	241	$	249	$	243	$	251
Construction		-		-		-		-
Land acquisition & development		-		-		-		-
Commercial real estate		-		-		-		-
Home equity lines of credit		-		-		-		-

Total	$	241	$	249	$	243	$	251

Income that would have been recognized	$	4	$	5	$	13	$	11

Interest income recognized	$	7	$	3	$	17	$	13

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

During the three and nine months ended March 31, 2018 and March 31, 2017, there were no troubled debt restructurings, and no troubled debt restructurings that subsequently defaulted.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at March 31, 2018, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2018 and June 30, 2017:

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
March 31, 2018
First mortgage loans:
1 – 4 family dwellings	$	68,577	$	-	$	-	$	-	$	240	$	240	$	68,817
Construction		1,972		-		-		-		-		-		1,972
Land acquisition & development		12		-		-		-		-		-		12
Multi-family dwellings		3,456		-		-		-		-		-		3,456
Commercial		1,983		-		-		-		-		-		1,983

Consumer Loans:
Home equity		903		-		-		-		-		-		903
Home equity lines of credit		2,176		-		-		-		-		-		2,176
Other		177		-		-		-		-		-		177

Commercial Loans		685		-		-		-		-		-		685

	$	79,955	$	-	$	-	$	-	$	240	$	240		80,181

Plus: Deferred loan fees														454
Allowance for loan losses														(440)

Net Loans Receivable													$	80,195

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
June 30, 2017
First mortgage loans:
1 – 4 family dwellings	$	64,907	$	-	$	-	$	-	$	246	$	246	$	65,153
Construction		1,866		-		-		-		-		-		1,866
Land acquisition & development		462		-		-		-		-		-		462
Multi-family dwellings		3,653		-		-		-		-		-		3,653
Commercial		2,033		-		-		-		-		-		2,033

Consumer Loans:
Home equity		1,017		-		-		-		-		-		1,017
Home equity lines of credit		2,275		-		-		-		-		-		2,275
Other		139		-		-		-		-		-		139

Commercial Loans		841		-		-		-		-		-		841

	$	77,193	$	-	$	-	$	-	$	246	$	246		77,439

Plus: Deferred loan fees														434
Allowance for loan losses														(418)

Net Loans Receivable													$	77,455

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended March 31, 2018. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family dwellings, commercial real estate and commercial (not secured by real estate) loans at March 31, 2018 and June 30, 2017.

		March 31, 2018
		Construction		Land Acquisition & Development		Multi- family dwellings		Commercial Real Estate		Commercial

		(Dollars in Thousands)
Pass	$	1,972	$	12	$	3,456	$	1,983	$	685
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	1,972	$	12	$	3,456	$	1,983	$	685

		June 30, 2017
		Construction		Land Acquisition & Development Loans		Multi-family Residential		Commercial Real Estate		Commercial

		(Dollars in Thousands)

Pass	$	1,866	$	462	$	3,653	$	2,033	$	841
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	1,866	$	462	$	3,653	$	2,033	$	841

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended March 31, 2018 and June 30, 2017.

		March 31, 2018

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	68,577	$	3,256
Non-performing		240		-

Total	$	68,817	$	3,256

		June 30, 2017

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	64,907	$	3,431
Non-performing		246		-

Total	$	65,153	$	3,431

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

The Company had no unallocated loss allowance balances at March 31, 2018 and June 30, 2017.

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2018 and 2017. Activity in the allowance is presented for the three and nine months ended March 31, 2018 and 2017.

		For the three months ended March 31, 2018
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2017	$	327	$	26	$	-	$	19	$	20	$	34	$	4	$	430
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		13		(1)		-		-		-		(2)		-		10

Ending ALLL Balance at March 31, 2018	$	340	$	25	$	-	$	19	$	20	$	32	$	4	$	440

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		340		25		-		19		20		32		4		440

	$	340	$	25	$	-	$	19	$	20	$	32	$	4	$	440

		For the nine months ended March 31, 2018
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

				(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2017	$	305	$	30	$	5	$	20	$	20	$	34	$	4	$	418
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		35		(5)		(5)		(1)		-		(2)		-		22

Ending ALLL Balance at March 31, 2018	$	340	$	25	$	-	$	19	$	20	$	32	$	4	$	440

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-		$-	$	-
Collectively evaluated for impairment		340		25		-		19		20		32		4		440

	$	340	$	25	$	-	$	19	$	20	$	32	$	4	$	440

		For the three months ended March 31, 2017
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

				(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2016	$	261	$	51	$	7	$	21	$	17	$	33	$	5	$	395
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		27		(15)		(1)		(1)		5		1		(1)		15

Ending ALLL Balance at March 31, 2017	$	288	$	36	$	6	$	20	$	22	$	34	$	4	$	410

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		288		36		6		20		22		34		4		410

	$	288	$	36	$	6	$	20	$	22	$	34	$	4	$	410

		For the nine months ended March 31, 2017
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2016	$	222	$	57	$	7	$	22	$	16	$	29	$	7	$	360
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		66		(21)		(1)		(2)		6		5		(3)		50

Ending ALLL Balance at March 31, 2017	$	288	$	36	$	6	$	20	$	22	$	34	$	4	$	410

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		288		36		6		20		22		34		4		410

	$	288	$	36	$	6	$	20	$	22	$	34	$	4	$	410

For the three and nine month periods ended March 31, 2018, the ALLL associated with the 1-4 family loan portfolio increased by $13 thousand and $35 thousand, respectively, primarily due to an increase in the Company’s reserve factor on the 1-4 family permanent loan segment. Additionally, the 1-4 family loan balances increased during these periods. For both periods of 2018, the changes in the ALLL balances associated with the other loan segments were driven by changes in the applicable loan balances.

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

The primary reason for the changes in the ALLL balance for both periods of 2018, in total, and within the identified segments, is changes in applicable loan balances.

Loan Segment	03/31/2018 Factor	06/30/2017 Factor

1 – 4 family-permanent	0.46%	0.43%

10.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of March 31, 2018 and June 30, 2017.

	Maturity range		Weighted- average	Stated interest rate range		March 31,		June 30,
Description	from	to	interest rate [5]	from	to	2018		2017
						(Dollars in Thousands)

Convertible	07/27/17	07/27/17	4.26%	4.26%	4.26%	$-	$	10,000
Adjustable	08/11/17	09/01/17	1.25%	1.23%	1.27%	-		6,109

Total						$-	$	16,109

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

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017

	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$179,791	$155,799
Average balance	166,641	144,258
Maximum month-end balance	179,791	155,799
Average interest rate	1.46%	0.78%
Weighted-average rate	1.87%	1.24%

At March 31, 2018, the Company had remaining borrowing capacity with the FHLB of approximately $64 thousand.

The FHLB advances are secured by the Company’s FHLB stock, loans, and mortgage-backed and investment securities held in safekeeping at the FHLB. FHLB advances are subject to substantial prepayment penalties.

[5]	As of June 30, 2017.

11.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of March 31, 2018 and June 30, 2017, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		March 31, 2018
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$	-	$	1,617	$	-	$	1,617
Corporate securities		-		101,368		-		101,368
Foreign debt securities [6]		-		25,740		-		25,740

	$	-	$	128,725	$	-	$	128,725

6 U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

		June 30, 2017
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$	-	$	1,327	$	-	$	1,327
Corporate securities		-		92,636		-		92,636
Foreign debt securities [6]		-		14,486		-		14,486

	$	-	$	108,449	$	-	$	108,449

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. The Company had no assets measured at fair value on a nonrecurring basis.

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information. The Company had no Level I, Level II or Level III impaired loans at March 31, 2018 and June 30, 2017.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	March 31, 2018
	Carrying Amount	Fair Value	Level I		Level II		Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$6,863	$6,863	$6,863	$	-	$	-
Certificates of deposit	598	598	598		-		-
Investment securities – available for sale	128,725	128,725	-		128,725		-
Investment securities – held to maturity	6,186	6,163	-		6,163		-
Mortgage-backed securities – held to maturity:
Agency	118,806	119,811	-		119,811		-
Private-label	941	1,155	-		-		1,155
Net loans receivable	80,195	79,706	-		-		79,906
Accrued interest receivable	1,162	1,162	1,162		-		-
FHLB stock	7,370	7,370	7,370		-		-
Bank owned life insurance	4,636	4,636	4,636		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$18,525	$18,525	$18,525	$	-	$	-
NOW accounts	24,181	24,181	24,181		-		-
Savings accounts	44,331	44,331	44,331		-		-
Money market accounts	21,340	21,340	21,340		-		-
Certificates of deposit	30,737	30,487	-		-		30,487
Advance payments by borrowers for taxes and insurance	1,491	1,491	1,491		-		-
FHLB short-term advances	179,791	179,791	179,791		-		-
Accrued interest payable	317	317	317		-		-

		June 30, 2017
		Carrying Amount		Fair Value		Level I		Level II		Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	2,272	$	2,272	$	2,272	$	-	$	-
Certificates of deposit		10,380		10,380		10,380		-		-
Investment securities – available for sale		108,449		108,449		-		108,449		-
Investment securities – held to maturity		8,678		8,815		-		8,815		-
Mortgage-backed securities – held to maturity:
Agency		128,201		128,840		-		128,840		-
Private-label		1,120		1,341		-		-		1,341
Net loans receivable		77,455		77,224		-		-		77,224
Accrued interest receivable		1,206		1,206		1,206		-		-
FHLB stock		7,062		7,062		7,062		-		-
Bank owned life insurance		4,541		4,541		4,541		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	19,396	$	19,396	$	19,396	$	-	$	-
NOW accounts		23,787		23,787		23,787		-		-
Savings accounts		45,524		45,524		45,524		-		-
Money market accounts		22,484		22,484		22,484		-		-
Certificates of deposit		32,313		32,147		-		-		32,147
Advance payments by borrowers for taxes and insurance		1,785		1,785		1,785		-		-
FHLB advances – fixed rate		10,000		10,000		-		-		10,000
FHLB advances - variable rate		6,109		6,109		6,109		-		-
FHLB short-term advances		155,799		155,799		155,799		-		-
Accrued interest payable		247		247		247		-		-

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2018

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2018.

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

FINANCIAL CONDITION

The Company’s assets totaled $356.4 million at March 31, 2018, as compared to $351.6 million at June 30, 2017. The $4.8 million or 1.4% increase in total assets was primarily comprised of a $20.3 million increase in investment securities available for sale, a $4.6 million increase in cash and cash equivalents and a $2.7 million increase in net loans receivable, which were partially offset by a $9.8 million decrease in certificates of deposit, a $9.6 million decrease in mortgage-backed securities and a $2.5 million decrease in investment securities classified as held to maturity and a $1.2 million decrease in other assets. The increase in investment securities available for sale were primarily due to purchases of investment grade floating rate corporate bonds totaling $47.4 million, which were partially offset by maturing investments totaling $25.3 million. The decrease in mortgage-backed securities was principally due to repayments of principal totaling $9.6 million. The decrease in certificates of deposit was primarily attributable to maturities of large dollar floating rate certificates of deposit. The decreases in mortgaged-backed securities and certificates of deposit were redeployed into floating rate corporate bond purchases and increases in the single-family loan portfolio. The increase in net loans receivable was principally attributable to increases in the single-family owner occupied segment of the loan portfolio. The decrease in mortgage-backed securities was used primarily to fund the increases in investment securities available for sale and net loans receivable. The decrease in other assets was primarily attributable to a reduction in cash items in the process of collection. See “Quantitative and Qualitative Disclosures About Market Risk - Asset and Liability Management”.

The Company’s total liabilities increased $3.7 million or 1.2% to $322.3 million as of March 31, 2018 from $318.6 million as of June 30, 2017. The $3.7 million increase in total liabilities was primarily comprised of a $24.0 million or 15.4% increase in FHLB short-term advances, partially offset by a $16.1 million decrease in FHLB long-term advances which matured during the quarter ended September 2017 and a $4.7 million decrease in deposits. The increases in FHLB short-term advances were primarily the result of funding needs for the purchase of investment securities available for sale and repayments of maturing FHLB long-term advances. The $4.7 million decrease in total deposits was primarily attributable to seasonal factors such as income tax payments and possible consumer disintermediation into other investment products. The $436 thousand increase in other liabilities was primarily due to an increase in accrued federal income taxes. See also “Quantitative and Qualitative Disclosures About Market Risk - Asset and Liability Management”.

Total stockholders’ equity increased $1.1 million or 3.4% to $34.2 million as of March 31, 2018, from $33.0 million as of June 30, 2017. The increase was primarily attributable to Company net income of $1.5 million, which was partially offset by $427 thousand of cash dividends paid on the Company’s common stock.

RESULTS OF OPERATIONS

General. WVS reported net income of $634 thousand or $0.35 earnings per share (basic and diluted), and $1.5 million or $0.84 earnings per share (basic and diluted), for the three and nine months ended March 31, 2018, respectively. Net income increased $208 thousand or 48.8% and earnings per share (basic and diluted) increased $0.12 or 52.2% for the three months ended March 31, 2018, when compared to the same period in 2017. The increase in net income for the three months ended March 31, 2018 was primarily attributable to a $194 thousand increase in net interest income, a $5 thousand decrease in provisions for loan losses and a $30 thousand decrease in income tax expense, which were partially offset by an $11 thousand increase in non-interest expense and a $10 thousand decrease in non-interest income.

For the nine months ended March 31, 2018, net income increased $314 thousand or 25.7% and earnings per share (basic and diluted) increased $0.19 or 29.2%, when compared to the same period in 2017. The increase in net income for the nine months ended March 31, 2018, was primarily attributable to a $525 thousand increase in net interest income and a $28 thousand decrease in provisions for loan losses, which were partially offset by a $239 thousand increase in income tax expense.

Net Interest Income. The Company’s net interest income increased by $194 thousand or 13.2% for the three months ended March 31, 2018, when compared to the same period in 2017. The increase in net interest income is attributable to a $524 thousand increase in interest income, which was partially offset by a $330 thousand increase in interest expense. The increase in interest income was primarily attributable to higher average yields on the Company’s investment and mortgage-backed securities as well as an increase in average loan balances during the three months ended March 31, 2018, when compared to the same period in 2017. The increase in interest expense was primarily attributable to higher rates paid on FHLB short-term borrowings, and higher average balances of FHLB short-term advances outstanding during the three months ended March 31, 2018, when compared to the same period in 2017.

For the nine months ended March 31, 2018, net interest income increased $525 thousand or 12.2% when compared to the same period in 2017. The increase in net interest income was primarily attributable to a $1.4 million increase in interest income, which was partially offset by an $881 thousand increase in interest expense. The increase in interest income was primarily due to higher average yields on investment and mortgage-backed securities, and higher average balances of loans outstanding when compared to the same period in 2017. The increase in net interest income was partially offset by a $281 thousand increase in interest expense which was primarily attributable to both higher average balances and higher average market rates paid on Federal Home Loan Bank (FHLB) borrowings and higher rates paid on certificates of deposit.

Interest Income. Interest income on net loans receivable increased $49 thousand or 7.0% and $220 thousand or 11.0% for the three and nine months ended March 31, 2018, respectively, when compared to the same periods in 2017. The increase for the three months ended March 31, 2018 was primarily attributable to a $6.6 million increase in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 6 basis points in the weighted average yield earned on net loans receivable for the three months ended March 31, 2018, when compared to the same period in 2017. The increase for the nine months ended March 31, 2018 was primarily attributable to a $9.4 million increase in the average balance of net loans receivable outstanding, which was partially offset by a decrease of 7 basis points in the weighted average yield earned on net loans receivable for the nine months ended March 31, 2018, when compared to the same period in 2017. For the three and nine months ended March 31, 2018, the increase in the average balance of loans outstanding was primarily attributable to loan originations in excess of repayments, while the decrease in the average yield earned on net loans receivable was primarily attributable to lower rates on new loans originated. During fiscal 2016, 2017 and into fiscal 2018, the Company enjoyed higher demand for single-family home purchase loans. Substantially all of our loan originations and purchases were fixed-rate with a mix of 15, 20, and 30 year terms.

Interest income on investment securities increased $213 thousand or 38.5% and $521 thousand or 33.3% for the three and nine months ended March 31, 2018, respectively, when compared to the same periods in 2017. The increase for the three months ended March 31, 2018 was primarily attributable to a $13.7 million increase in the average balance of investment securities outstanding and a 45 basis point increase in the weighted average yield on investment securities, when compared to the same period in 2017. The increase for the nine months ended March 31, 2018 was primarily attributable to an $11.7 million increase in the average balance of investment securities outstanding and an increase in the weighted average yield on investment securities of 38 basis points, when compared to the same period in 2017.

Dividend income on FHLB stock increased $68 thousand or 84.0% and $79 thousand or 32.5% for the three and nine months ended March 31, 2018, respectively, when compared to the same periods in 2017. The increase in dividends on FHLB stock for the three months ended March 31, 2018 was attributable to a 344 basis point increase in the yield earned on FHLB stock and a $524 thousand increase in the average balance of FHLB stock held during the three months ended March 31, 2018, when compared to the same period in 2017. The increase in dividends on FHLB stock for the nine months ended March 31, 2018 was primarily attributable to a 121 basis point increase in the yield earned on FHLB stock and a $203 thousand increase in the average balance of FHLB stock held during the nine months ended March 31, 2018 when compared to the same period in 2017. The increase in the yields earned in both the three and nine month periods ended March 31, 2018, when compared to the same periods in 2017, was primarily due to an increase in the dividend rates paid by the FHLB. Beginning October 1, 2017, the rate earned on activity stock increased from 5.00% to 6.75% annualized and the rate earned on membership stock increased from 2.00% to 3.50% annualized.

Interest income on mortgage-backed securities increased $218 thousand or 37.5% and $598 thousand or 36.2% for the three and nine months ended March 31, 2018, respectively, when compared to the same periods in 2017. The increase for the three months ended March 31, 2018 was primarily attributable to an 83 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, which more than offset a $7.1 million decrease in the average balance of U.S. Government agency mortgage-backed securities, when compared to the same period in 2017. The increase for the nine months ended March 31, 2018 was primarily attributable to a 74 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, which more than offset a $7.3 million decrease in the average balance of U.S. Government agency mortgage-backed securities, when compared to the same period in 2017. The decrease in the average balances of U.S. Government and agency private-label mortgage-backed securities during the three and nine months ended March 31, 2018 was attributable to principal paydowns during the periods. The mortgage-backed securities proceeds during both periods were primarily used to fund loan originations and purchases of floating rate corporate bonds in the investment portfolio.

Interest income on bank certificates of deposit decreased $24 thousand or 60.0% for the three months ended March 31, 2018 when compared to the same period in 2017. The decrease for the quarter ended March 31, 2018 was primarily attributable to a decrease in the average portfolio balance of certificates of deposit of $7.3 million, which was partially offset by an increase in the weighted average yield of 53 basis points. For the nine months ended March 31, 2018, interest income on certificates of deposits decreased by $12 thousand or 14.6% primarily as a result of a $2.6 million decrease in the average balance for the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017. Partially offsetting the decrease in the average balance for the nine months ended March 31, 2018 was an increase of 44 basis points in the weighted average yield. During the three and nine months ended March 31, 2018, the Company redeployed maturing large dollar floating rate certificates of deposit to fund loan originations and purchases of floating rate corporate bonds in the investment portfolio.

Interest income on interest-earning demand deposits increased $3 thousand to $3 thousand and $5 thousand to $7 thousand for the three and nine months ended March 31, 2018 when compared to the same periods in 2017. The increase for the three months ended March 31, 2018 was primarily attributable to a $233 thousand increase in average balances and a 90 basis point increase in yields earned when compared to the same period in 2017. The increase for the nine months ended March 31, 2018 was primarily attributable to a $285 thousand increase in average balances and a 69 basis point increase in yields earned when compared to the same period in 2017.

Interest Expense. Interest paid on FHLB fixed-rate and variable-rate long term advances decreased by $120 thousand or 100.0% and $323 thousand or 88.3%, respectively, for the three and nine months ended March 31, 2018, when compared to the same periods in 2017, due to the payoff of these obligations during the quarter ended September 30, 2017. The decrease in interest expense on these long-term FHLB advances for the nine months ended March 31, 2018 was primarily attributable to a $14.0 million decrease in the average balance of FHLB long-term advances outstanding when compared to the same periods in 2017. The Company reduced this funding source in both periods by increasing FHLB short-term advances.

Interest paid on FHLB short-term advances increased $422 thousand or 143.5% and $1.1 million or 158.0% for the three and nine months ended March 31, 2018, respectively, when compared to the same periods in 2017. The increase for the three months ended March 31, 2018 was primarily attributable to a $30.1 million increase in the average balance of FHLB short-term advances outstanding and an 83 basis point increase in the weighted average rate paid on FHLB short-term advances, when compared to the same period in 2017. The increase for the nine months ended March 31, 2018, was primarily attributable to a $25.0 million increase in the average balance of short-term FHLB advances, and a 79 basis point increase in the weighted average rate paid on FHLB short-term advances, when compared to the same period in 2017. The increases in the average balance of FHLB short-term advances for both periods was primarily attributable to payoffs of FHLB long-term advances and to fund increases in the Company’s investment portfolio.

Interest expense on deposits increased $28 thousand or 37.8% and increased $85 thousand or 46.5% for the three and nine months ended March 31, 2018, respectively, when compared to the same periods in 2017. The increase in interest expense on deposits for the three months ended March 31, 2018 was primarily attributable to a 41 basis point increase in the weighted average yield paid on time deposits, which was partially offset by $5.5 million decrease in the average balance of time deposits, when compared to the same period in 2017. The increase in interest expense on deposits for the nine months ended March 31, 2018 was primarily attributable to a 32 basis point increase in the weighted average yield paid on time deposits and a $1.3 million increase in the average balance of time deposits outstanding, when compared to the same period in 2017. During the three and nine months ended March 31, 2018, the Company periodically utilized short term brokered certificates of deposit as a funding source.

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

Provisions for loan losses decreased $5 thousand and $28 thousand for the three and nine months ended March 31, 2018, respectively, when compared to the same periods in 2017. The decrease in the provisions for loan losses for the three and nine months ended March 31, 2018 was primarily attributable to lower originations of single-family loans which more than offset an increase in the Company’s ALLL reserve factor for the single family-permanent loan segment when compared to the same periods in 2017. At March 31, 2018, the Company’s total allowance for loan losses amounted to $440 thousand or 0.55% of the Company’s net loan portfolio, as compared to $418 thousand or 0.54% at June 30, 2017. At March 31, 2018, the Company’s non-performing loans totaled $240 thousand as compared to $246 thousand at June 30, 2017.

Non-Interest Income. Non-interest income decreased by $10 thousand or 7.7%, and $7 thousand or 1.9% for the three and nine months ended March 31, 2018, respectively, when compared to the same period in 2017. The decrease in non-interest income for the three months ended March 31, 2018 was primarily attributable to the absence of a $9 thousand market gain on trading assets which was incurred during the three months ended March 31, 2017. The decrease in non-interest income for the nine months ended March 31, 2018 was primarily attributable to lower income from service charges on deposits and bank owned life insurance totaling $12 thousand and an $8 thousand increase in OTTI charges on the Company’s Private Label MBS portfolio which were partially offset by a $31 thousand decrease in market losses on trading assets when compared to the same period in 2017.

Non-Interest Expense. Non-interest expense increased $11 thousand or 1.2% and decreased $7 thousand or 0.3% for the three and nine months ended March 31, 2018, respectively, when compared to the same periods in 2017. The increase for the three months ended March 31, 2018 was principally attributable to a $14 thousand increase in debit card fraud losses and a $5 thousand increase in federal deposit insurance premiums which were partially offset by a $9 thousand decrease in employee related expenses, when compared to the same period in 2017. The decrease for the nine months ended March 31, 2018 was primarily attributable to decreases in occupancy related costs, ATM network expenses and data processing costs totaling $17 thousand, $21 thousand and $5 thousand, respectively, which were partially offset by increases in debit card fraud losses of $26 thousand during the nine months ended March 31, 2018, when compared to the same period in 2017.

Income Tax Expense. Income tax expense decreased $30 thousand for the three months ended March 31, 2018, when compared to the same period of 2017 and reflects the reduced federal corporate tax rate associated with provisions of the Tax Cuts and Jobs Act of 2017 which became effective January 1, 2018 which was partially offset by higher levels of taxable income. The $239 thousand increase in income tax expense for the nine months ended March 31, 2018 when compared to the same period of 2017 was primarily the result of an additional $133 thousand federal income tax expense due to the write-down of the Company’s net deferred tax assets associated with the Tax Cuts and Jobs Act of 2017 as well as higher levels of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $3.8 million during the nine months ended March 31, 2018. Net cash provided by operating activities was primarily comprised of net income of $1.5 million, $1.2 million from collections of cash items due from other banks, $481 thousand of amortization of discounts, premiums and deferred loan costs, and a $228 thousand increase in accrued income taxes.

Funds provided by investing activities totaled $2.0 million during the nine months ended March 31, 2018. Primary uses of funds during the nine months ended March 31, 2018 included purchases of investment securities available for sale totaling $47.4 million, purchases of certificates of deposit totaling $348 thousand and an increase in net loans receivable totaling $2.7 million. Primary sources of funds during the nine months ended March 31, 2018 included proceeds from repayments of investment securities and mortgage-backed securities in the held-to-maturity portfolio totaling $2.5 million and $9.6 million, respectively, proceeds from repayments of investment securities in the available-for-sale portfolio totaling $25.3 million, and maturities of certificates of deposit totaling $10.1 million.

Funds provided by financing activities totaled $2.8 million for the nine months ended March 31, 2018. The primary source was a $24.0 million increase in FHLB short-term advances which was partially offset by the payoffs of the FHLB long-term advances totaling $16.1 million and a $2.8 million decrease in transaction and savings accounts, a $1.6 million decrease in certificates of deposit, a $294 thousand decrease in loan customer escrow balances and $427 thousand in cash dividends. Management believes that a significant portion of our local maturing deposits will remain with the Company. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at March 31, 2018 totaled $25.0 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At March 31, 2018, total approved loan commitments outstanding were $3.0 million. At the same date, commitments under unused lines of credit amounted to $5.7 million and the unadvanced portion of construction loans approximated $1.3 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $128.8 million at March 31, 2018. Additionally, total cash and cash equivalents totaled $6.9 million at March 31, 2018. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On April 23, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share and a special cash dividend of $0.04 per share, both payable on May 17, 2018, to shareholders of record at the close of business on May 7, 2018. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of March 31, 2018, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $34.4 million or 18.67%, $34.4 million or 18.67%, and $34.9 million or 18.93%, respectively, of total risk-weighted assets, and Tier I leverage capital of $34.4 million or 9.76% of average quarterly assets.

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

The Company’s nonperforming assets at March 31, 2018 totaled $240 thousand or 0.07% of total assets as compared to $246 thousand or 0.07% of total assets at June 30, 2017. Nonperforming assets at March 31, 2018 consisted of one single-family real estate loan totaling $240 thousand. The loan is currently under a bankruptcy order and making payments as agreed.

The $6 thousand decrease in nonperforming assets during the nine months ended March 31, 2018 was primarily attributable to principal repayments on one non-accrual single-family real estate loan totaling $6 thousand.

During the three and nine months ended March 31, 2018, the Company collected $7 thousand and $17 thousand, respectively, of interest income on non-accrual loans. Approximately $4 thousand and $13 thousand, respectively, of interest income would have been recorded during the three and nine months ended March 31, 2018, on non-accrual loans if such loans had been current according to the original loan agreements for the entire periods. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

	March 31,	June 30,
	2018	2017	2016
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$279,002	$257,808	$260,710
Interest-bearing liabilities maturing or repricing within one year	232,941	228,616	235,345

Interest sensitivity gap	$ 46,061	$ 29,192	$ 25,365

Interest sensitivity gap as a percentage of total assets	12.92%	8.30%	7.56%
Ratio of assets to liabilities maturing or repricing within one year	119.77%	112.77%	110.78%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at March 31, 2018. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$26,063	$36,614	$44,593	$42,317	$41,646	$38,770	$28,564
% of Total Assets	7.3%	10.3%	12.5%	11.9%	11.7%	10.9%	8.0%
Base Case Up 100 bp
Cumulative Gap ($’s)	$26,185	$36,839	$44,990	$43,008	$42,417	$39,741	$28,564
% of Total Assets	7.3%	10.3%	12.6%	12.1%	11.9%	11.1%	8.0%
Base Case No Change
Cumulative Gap ($’s)	$26,496	$37,428	$46,061	$44,877	$44,708	$42,551	$28,564
% of Total Assets	7.4%	10.5%	12.9%	12.6%	12.5%	11.9%	8.0%
Base Case Down 100 bp
Cumulative Gap ($’s)	$27,319	$38,994	$48,920	$49,736	$50,742	$49,479	$28,564
% of Total Assets	7.7%	10.9%	13.7%	14.0%	14.2%	13.9%	8.0%
Base Case Down 200 bp
Cumulative Gap ($’s)	$28,147	$40,554	$51,704	$54,257	$56,140	$55,295	$28,564
% of Total Assets	7.9%	11.4%	14.5%	15.2%	15.8%	15.5%	8.0%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2018. This analysis was done assuming that the interest-earning assets will average approximately $346 million and $348 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at March 31, 2018. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	March 31, 2019					March 31, 2020
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-17.4%	-7.1%	-	3.0%	6.8%	-27.7%	-11.5%	-	7.3%	15.4%
Return on average equity	5.48%	7.02%	8.06%	8.52%	9.08%	3.94%	6.23%	7.77%	8.75%	9.80%
Return on average assets	0.54%	0.69%	0.79%	0.84%	0.90%	0.39%	0.64%	0.81%	0.92%	1.04%
Market value of equity (in thousands)	$41,195	$43,902	$45,797	$45,887	$46,054

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed lines of credit, at March 31, 2018. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2018.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and land development loans	$1,328
Undisbursed lines of credit	$5,730
Loan origination commitments	$2,982

$10,040

In the ordinary course of its construction lending business, the Savings Bank may enter into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2018, the Savings Bank had no performance standby letters of credit outstanding. In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

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

During the quarter ended March 31, 2018, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended March 31, 2018.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
01/01/18 – 01/31/18	-	$-	-	$77,000
02/01/18 – 02/28/18	-	$-	-	$77,000
03/01/18 – 03/31/18	-	$-	-	$77,000
Total	-	$-	-	$77,000

(1)	All shares indicated were purchased by the Company’s ESOP using either ESOP cash balances or draws on a line of credit from the Company to the ESOP. Shares were purchased from eligible ESOP participants or in private transactions.
(2)	ESOP Line of Credit Stock Purchase Program
(a)	$1,000,000 line of credit from Company to ESOP approved by Company Board on April 24, 2017.
(b)	$1,000,000 of common shares approved for purchase using Company provided line of credit.
(c)	This program expired on March 31, 2018.
(d)	Not applicable.
(e)	Not applicable.

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended March 31, 2018.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
01/01/18 – 01/31/18	-	$-	-	92,759
02/01/18 – 02/28/18	-	$-	-	92,759
03/01/18 – 03/31/18	-	$-	-	92,759
Total	-	$-	-	92,759

(1)	All shares indicated were purchased under the Company’s reopened Eleventh Stock Repurchase Program.
(2)	Eleventh Stock Repurchase Program
(a)	Announced October 27, 2015.
(b)	100,800 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 92,759 common shares remaining to be purchased at March 31, 2018.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

Date: May 11, 2018	BY:	/s/ David J. Bursic
David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2018	BY:	/s/ Linda K. Butia
Linda K. Butia Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)