Form 10-K
period 2018-06-30
WVS FINANCIAL CORP
filed 2018-09-13
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2018

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

As of December 31, 2017, the aggregate value of the 1,493,729 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 514,415 shares held by all directors, officers and affiliates of the registrant as a group, was approximately $22.5 million. This figure is based on the last known trade price of $15.49 per share of the registrant’s Common Stock on December 31, 2017.

Number of shares of Common Stock outstanding as of September 7, 2018: 1,967,513

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2018 are incorporated into Part II.

(2)	Portions of the definitive proxy statement for the 2018 Annual Meeting of Stockholders are incorporated into Part III.

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2018.

Lending Activities

General. At June 30, 2018, the Company’s net portfolio of loans receivable totaled $84.7 million, as compared to $77.5 million at June 30, 2017. Net loans receivable comprised 24.0% of the Company’s total assets at June 30, 2018, as compared to 22.0% at June 30, 2017. Net loans were 58.4% of the Company’s deposits at June 30, 2018 as compared to 53.3% at June 30, 2017. The principal categories of loans in the Company’s portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans, land acquisition and development loans and commercial loans. Substantially all of the Company’s mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration (“FHA”) nor partially guaranteed by the Department of Veterans Affairs (“VA”). Historically, the Company’s lending activities have been concentrated in single-family residential and land development and construction loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

All of the Company’s mortgage loans are secured by properties located in Pennsylvania. Moreover, substantially all of the Company’s non-mortgage loan portfolio consists of loans made to residents and businesses located in the Company’s primary market area.

Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2018, the Savings Bank’s limit on loans-to-one borrower was approximately $4.8 million. The Company’s general policy has been to limit loans-to-one borrower, including related entities, to $2.0 million although this general limit may be exceeded based on the merit of a particular credit. At June 30, 2018, the Company’s five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $1.0 million to $4.2 million. The $4.2 million group of loans-to-one borrower was secured by real estate located in the Company’s primary market area and investments pledged by the borrower. Related outstanding disbursed principal balances on the Company’s five largest loans or group of loans-to-one borrower, including related entities, ranged from an aggregate of $1.0 million to $3.6 million. The remainder of the groups of loans-to-one borrower are secured primarily by real estate located in the Company’s primary market area. Included in this range are undisbursed loan proceeds (i.e. loans in process) ranging from $0 to $641 thousand.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s net loans receivable portfolio by type of loan at the dates indicated.

	At June 30,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
Single-family	$72,237	85.31%	$65,153	84.13%	$49,411	76.34%	$28,620	61.76%	$15,634	52.17%
Multi-family	3,390	4.00	3,653	4.71	3,961	6.12	6,084	13.13	2,327	7.76
Commercial	3,482	4.11	2,033	2.63	1,592	2.46	3,395	7.33	4,523	15.09
Construction	1,769	2.09	1,866	2.41	4,783	7.39	3,032	6.54	1,872	6.25
Land acquisition and development	—	—	462	0.60	666	1.03	653	1.41	573	1.91

Total real estate loans	80,878	95.51	73,167	94.48	60,413	93.34	41,784	90.17	24,929	83.18

Consumer loans:
Home equity	3,038	3.59	3,292	4.25	2,702	4.18	3,092	6.67	2,834	9.46
Other	125	0.15	139	0.18	150	0.23	211	0.46	221	0.74

Total consumer loans	3,163	3.74	3,431	4.43	2,852	4.41	3,303	7.13	3,055	10.20

Commercial loans	633	0.75	841	1.09	1,456	2.25	1,251	2.70	1,584	5.29

Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	—	—	—	—	400	1.33

	84,674	100.00%	77,439	100.00%	64,721	100.00%	46,338	100.00%	29,968	100.00%

Less:
Net deferred loan origination costs (fees)	469		434		312		129		(10)
Allowance for loan losses	(468)		(418)		(360)		(304)		(234)

Net loans receivable	$84,675		$77,455		$64,673		$46,163		$29,724

Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company’s loans and mortgage-backed securities at June 30, 2018. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company’s loan portfolio.

	Real Estate Loans
	Single- family	Multi- family	Commercial	Construction	Land acquisition and development	Consumer loans	Commercial loans	Obligations (other than securities and leases) of states & political subdivisions	Mortgage- backed securities	Total
	(Dollars in Thousands)
Amounts due in:
One year or less	$6	$—	$153	$1,409	$—	$1,674	$—	$—	$—	$3,242
After one year through five years	419	100	170	360	—	491	110	—	—	1,650
After five years	71,812	3,290	3,159	—	—	998	523	—	115,857	195,639

Total (1)	$72,237	$3,390	$3,482	$1,769	$—	$3,163	$633	$—	$115,857	$200,531

Interest rate terms on amounts due after one year:
Fixed	$70,586	$268	$1,017	$90	$—	$872	$—	$—	$—	$72,833
Adjustable	1,645	3,022	2,312	270	—	617	633	—	115,857	124,356

Total	$72,231	$3,290	$3,329	$360	$—	$1,489	$633	$—	$115,857	$197,189

(1)	Does not include adjustments relating to the allowance for loan losses, accrued interest, deferred fee income or expense, and unearned discounts.

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

At June 30, 2018, the Company had no construction loans that have been rolled over.

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

All processing and underwriting of real estate and commercial business loans is performed solely at the Company’s loan division at the Franklin Park office. The Company believes this centralized approach to approving such loan applications allows it to process and approve such applications faster and with greater efficiency. The Company also believes that this approach increases its ability to service the loans. The Savings Bank’s Director of Retail Lending and the Savings Bank’s President have lending authorities ranging from $5 thousand (unsecured loans) to $300 thousand (loans secured by first mortgage liens). With the approval of the Savings Bank’s President, the joint lending authorities range from $25 thousand (unsecured), $500 thousand (loans secured by non-real estate collateral), $1.5 million (first mortgages), $750 thousand (second mortgages) and $2 million on commercial and secured builder lines of credit. All loan applications are required to be ratified by the Company’s Loan Committee, comprised of both outside directors and management, which meets at least monthly.

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

The Company has been more aggressive in purchasing single-family loans to augment its own originations of such loans. All of the loans purchased were single-family whole loans in its primary market area or the greater Pittsburgh Metropolitan Statistical Area (MSA). All purchased loans meet or exceed the Company’s underwriting criteria.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraised value and the loan-to-value ratio. The Company services substantially all of its purchased loans. Loan participations purchased or sold by the Company may be serviced by either the Company or the seller as mutually agreed on a deal by deal basis. At June 30, 2018, $162 thousand or 0.2% of the Company’s net loans receivable were being serviced for the Company by others.

The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

	At or For the Year Ended June 30,
	2018	2017	2016
	(Dollars in Thousands)
Net loans receivable beginning balance	$77,455	$64,673	$46,163
Real estate loan originations
Single-family (1)	2,960	5,022	5,208
Multi-family	—	—	290
Commercial	1,625	870	532
Construction	1,300	2,521	1,692
Land acquisition and development	—	726	726

Total real estate loan originations	5,885	9,139	8,448

Home equity	369	661	—
Other	4	—	—

Total loan originations	6,258	9,800	8,448

Disbursements against available credit lines:
Home equity	1,296	1,376	986
Commercial	—	—	84

Total originations	7,554	11,176	9,518

Real estate loan purchases
Single-family (2)	11,127	13,692	22,080
Less:
Loan principal repayments	12,100	12,860	16,045
Transferred to real estate owned	—	—	—
Change in loans in process	(623)	(710)	(2,830)
Other, net (3)	(16)	(64)	(127)

Net increase	7,220	12,782	18,510

Net loans receivable ending balance	$84,675	$77,455	$64,673

(1)	Consists of loans secured by one-to-four family properties and single-family construction loans.
(2)	Substantially all loans purchased were within the Savings Bank’s primary market area or the greater Pittsburgh Metropolitan Statistical Area (MSA).
(3)	Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2018, $72.2 million or 85.3% of the Company’s total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. The increase of $7.1 million in single-family residential real estate loans during fiscal 2018 was primarily the result of originations and loan purchases in excess of pay downs on single-family residential real estate loans. During fiscal 2015, the Company began to purchase single-family loans to augment its own originations. Single-family loan purchases totaled $11.1 million in fiscal 2018, and $13.7 million in fiscal 2017. Substantially all of the loans purchased were in the greater Pittsburgh MSA. Single-family loan originations totaled $3.0 million and decreased $2.1 million or 41.1% during the fiscal year ended June 30, 2018, when compared to fiscal 2017. The Company continued to actively originate single-family loans in order to make single-family loans available to the public and in order to generate interest income. All single-family loans originated were maintained on the Company’s balance sheet. The Company continued to offer shorter duration consumer, home equity, construction loans, land acquisition and development loans and commercial loans.

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

At June 30, 2018, approximately $71.1 million or 97.7% of the single-family residential loans in the Company’s loan portfolio consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company’s experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

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

Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2018, $3.4 million or 4.0% of the Company’s total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented a decrease of $263 thousand or 7.2% from June 30, 2017. The decrease in multi-family loans during fiscal 2018 was attributable to principal repayments.

At June 30, 2018, $3.5 million or 4.1% of the Company’s loan portfolio consisted of loans secured by existing commercial real estate properties, which represented an increase of $1.5 million or 71.3% from June 30, 2017. The increase in commercial real estate loans during fiscal 2018 was attributable to loan originations. The Company has not emphasized commercial real estate lending due to the substantial growth in its lower risk single-family owner occupied loan portfolio. However, the Company will make commercial real estate loans to existing, or seasoned new, customers.

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

At June 30, 2018, the Company’s multi-family residential and commercial real estate loan portfolio consisted of approximately 23 loans with an average principal balance of $298 thousand. At June 30, 2018, the Company had no multi-family residential real estate loans or commercial real estate loans that were classified as non-accrual.

Construction Loans. The Company may from time to time engage in the origination of loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company’s primary market area. At June 30, 2018, construction loans amounted to approximately $1.8 million or 2.1% of the Company’s total loan portfolio, which represented a decrease of $97 thousand or 5.2% from June 30, 2017. The decrease was principally due to transfers from the construction to permanent financing category in excess of new construction loan originations. Generally it takes about nine to eighteen months to complete the construction cycle and to convert from a construction to a permanent loan. As of June 30, 2018, the Company’s portfolio of construction loans consisted primarily of loans for the construction of single-family residential real estate. There were $1.3 million of construction loan originations during the fiscal year ended June 30, 2018, as compared to $2.5 million in construction loan originations in fiscal 2017. Purchases of single family construction loans totaled $500 thousand in fiscal 2018, and $2.5 million in fiscal 2017. Substantially all of the loans purchased were in the greater Pittsburgh area. Management continues to monitor housing starts both locally and nationally.

Upon application, credit review and analysis of personal and corporate financial statements, the Company may grant local builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative residential properties. In some instances, lines of credit will also be granted for purposes of acquiring finished residential lots and developing speculative residential properties thereon. Such lines generally have not exceeded $1.0 million, with the largest line totaling approximately $1.2 million. Once approved for a construction line, a builder or developer must still submit plans and specifications and receive the Company’s authorization, including an appraisal of the collateral satisfactory to the Company, in order to begin utilizing the line for a particular project. As of June 30, 2018, the Company had no land development loans.

Speculative construction loans generally have maturities of 18 months with payments being made monthly on an interest-only basis. Thereafter, the permanent financing arrangements will generally provide for either an adjustable or fixed interest rate, consistent with the Company’s policies with respect to residential and commercial real estate financing.

The Company intends to maintain its involvement in construction lending within its primary market area. Such loans afford the Company the opportunity to increase the interest rate sensitivity of its loan portfolio. Commercial real estate and construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences. Depending upon local real estate market conditions, the Company may begin to apply more stringent underwriting criteria on new construction loans and renewals. Specifically, the Company may reduce its overall portfolio of construction loans through alteration, reduce loan to value ratios to below 75%, or require a higher credit profile of guarantors.

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

Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2018, $3.2 million or 3.7% of the Company’s total loan portfolio consisted of consumer loans, which represented a decrease of $268 thousand or 7.8% from June 30, 2017. The decrease was primarily attributable to repayments on such loans in excess of originations. The consumer loans offered by the Company include home equity loans, home equity lines of credit, loans secured by deposit accounts, personal loans, and education loans. Approximately 96.0% of the Company’s consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2018, approximately 28.3% of the Company’s home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

Commercial Loans. At June 30, 2018, $633 thousand or 0.8% of the Company’s total loan portfolio consisted of commercial loans, which include loans secured by accounts receivable, marketable investment securities, business inventory and equipment, and similar collateral, a decrease of $208 thousand from $841 thousand of commercial loans at June 30, 2017. The decrease during fiscal 2018 was principally due to principal repayments. The Company may continue to selectively develop this line of business in order to increase interest income and to attract compensating deposit account balances.

Loan Fee Income. In addition to interest earned on loans, the Company may receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

The Company’s loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with ASC Topic 310, the Company has recognized $(64) thousand, $(47) thousand and $(17) thousand of deferred loan fees (costs) during fiscal 2018, 2017 and 2016, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. Loans previously originated with lower or no loan origination fees will reduce the recognition of associated deferred fee balances while loans originated with higher loan origination fees will increase the recognition of associated deferred fee balances. The Company pays premiums on loans purchased. Purchase premiums are amortized to expense over the life of the loan.

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

	At June 30,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Non-accruing loans:
Real estate:
Single-family	$235	$246	$254	$260	$408
Commercial	—	—	—	49	49
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land Acquisition and Development	—	—	—	—	—
Consumer	—	—	—	—	150
Commercial loans and leases	—	—	—	—	—

Total non-accrual loans	235	246	254	309	607

Accruing loans greater than 90 days delinquent	—	—	—	—	—

Total non-performing loans	$235	$246	$254	$309	$607

Real estate owned	—	—	—	—	—

Total non-performing assets	$235	$246	$254	$309	$607

Troubled debt restructurings	$—	$—	$—	$49	$150

Potential problem loans	$—	$—	$—	$—	$—

Total non-performing loans and potential problem loans and troubled debt restructurings as a percentage of net loans receivable	0.28%	0.32%	0.39%	0.67%	2.04%

Total non-performing assets to total assets	0.07%	0.07%	0.08%	0.09%	0.20%

Total non-performing assets, troubled debt restructurings and potential problem loans as a percentage of total assets	0.07%	0.07%	0.08%	0.09%	0.20%

The $11 thousand decrease in non-performing assets during the twelve months ended June 30, 2018 was primarily attributable to the repayment of principal on one single-family residential non-accrual loan.

The Company had one non-accrual single-family real estate loan totaling approximately $235 thousand at June 30, 2018. The loan is collateral dependent and in various stages of collection.

At June 30, 2018 and 2017, the Company had no loans that it considered to be impaired.

During fiscal 2018, 2017 and 2016, approximately $15 thousand, $15 thousand and $17 thousand, respectively, of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis that was included in income during the same periods amounted to approximately $21 thousand, $17 thousand and $17 thousand, respectively.

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

Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard”, “doubtful” and “loss”. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “asset watch” is also utilized by the Savings Bank for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital.

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries, and assessing the current risk elements in the portfolio, management believes that the allowance for loan losses at June 30, 2018, is adequate.

The allowance for loan losses at June 30, 2018 increased $50 thousand to $468 thousand, from $418 thousand at June 30, 2017. The increase in the allowance for loan losses was primarily attributable to increases to the following ALLL loan segments: 1 – 4 family - $51 thousand, commercial real estate - $15 thousand which were partially offset by decreases to the following loan segments: construction - $6 thousand, land acquisition and development - $5 thousand, consumer - $3 thousand and multi-family residential - $2 thousand. Changes to the ALLL during the fiscal year ended June 30, 2018 in all segments were primarily dependent upon changes in the associated loan balances. During the fiscal year ended June 30, 2018, the Company also increased its ALLL reserve factors due to increases in associated loan balances and qualitative factors for the following loan segment: 1 – 4 family residential real estate loans.

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

Loan Segment	06/30/2018 Factor	06/30/2017 Factor	06/30/2016 Factor
1-4 Family Permanent	0.46%	0.43%	0.40%
1-4 Family Construction	0.75%	0.75%	0.75%
Multi-Family - Permanent	0.55%	0.55%	0.55%
Multi-Family - Construction	1.00%	1.00%	1.00%

The following table summarizes changes in the Company’s allowance for loan losses and other selected statistics for the periods indicated.

At June 30,
	2018	2017	2016	2015	2014
(Dollars in Thousands)
Average net loans	$80,726	$72,120	$56,974	$35,240	$32,165

Allowance balance (at beginning of period)	$418	$360	$304	$234	$307
Provision for loan losses	50	58	56	70	(73)
Charge-offs:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total charge-offs	—	—	—	—	—

Recoveries:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total recoveries	—	—	—	—	—

Net loans charged-off	—	—	—	—	—

Allowance balance (at end of period)	$468	$418	$360	$304	$234

Allowance for loan losses as a percentage of total loans receivable	0.55%	0.54%	0.56%	0.65%	0.78%

Net loans charged-off (recovered) as a percentage of average net loans	0.00%	0.00%	0.00%	0.00%	0.00%

Allowance for loan losses to non-performing loans	199.15%	169.92%	141.73%	98.38%	38.55%

Net loans charged-off (recovered) to allowance for loan losses	0.00%	0.00%	0.00%	0.00%	0.00%

Recoveries to charge-offs	0.00%	0.00%	0.00%	0.00%	0.00%

The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

	At June 30,
	2018		2017		2016		2015		2014
		% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate loans:
Single-family	$356	85.31%	$305	84.13%	$222	76.34%	$125	61.76%	$103	52.17%
Multi-family	18	4.00	20	4.71	22	6.12	30	13.13	12	7.76
Commercial	35	4.11	20	2.63	16	2.46	34	7.33	45	15.09
Construction	24	2.09	30	2.41	57	7.39	63	6.54	14	6.25
Land acquisition and development	—	0.00	5	0.60	7	1.03	9	1.41	5	1.91
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total real estate loans	433	95.51	380	94.48	324	93.34	261	90.17	179	83.18

Consumer loans:
Home equity	31	3.59	34	4.25	27	4.18	34	6.67	44	9.46
Other	—	0.15	—	0.18	2	0.23	3	0.46	3	0.74
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total consumer loans	31	3.74	34	4.43	29	4.41	37	7.13	47	10.20

Commercial loans:
Commercial loans	4	0.75	4	1.09	7	2.25	6	2.70	8	5.29
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total commercial loans	4	0.75	4	1.09	7	2.25	6	2.70	8	5.29

Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	—	—	—	—	—	1.33

	$468	100.00%	$418	100.00%	$360	100.00%	$304	100.00%	$234	100.00%

In accordance with generally accepted accounting principles, the Company maintains a separate reserve for off-balance sheet items. At June 30, 2018, this reserve totaled $39 thousand.

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

Private-Label Collateralized Mortgage Obligations. The following table sets forth information with respect to the Company’s private-label CMO portfolio as of June 30, 2018. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At June 30, 2018
		Rating			Book Value	Fair Value(1)	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$491	$631	$201
126694KF4	CWHL SER 24 A15	NR	N/A	D	362	362	133
126694MP0	CWHL SER 26 1A5	NR	N/A	D	105	118	36

					$958	$1,111	$370

For a detailed discussion of the Company’s mortgage-backed securities, including our private-label collateralized mortgage obligations, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Investments”, in the Company’s 2018 Annual Report included as Exhibit 13.

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

The following tables set forth the amortized cost and fair values of the Company’s investment securities portfolio at the dates indicated.

	2018	2017	2016
Investment Securities Available for Sale at June 30,	(Dollars in Thousands)
Corporate debt securities (per annual)	$104,316	$92,576	$96,742
Foreign debt securities (2)	22,878	14,474	8,780
Obligations of states and political subdivisions	1,630	1,330	2,034

Total amortized cost	$128,824	$108,380	$107,566

Total estimated fair value	$128,811	$108,449	$107,676

Investment Securities Held to Maturity at June 30,
Corporate debt securities	$1,061	$2,698	$3,543
Foreign debt securities (2)	—	—	—
U.S. Government agency securities	625	625	625
Obligations of states and political subdivisions	4,495	5,355	5,355

	6,181	8,678	9,523
FHLB stock	7,161	7,062	6,599

Total amortized cost	$13,342	$15,740	$16,122

Total estimated fair value	$13,286	$15,877	$16,589

At June 30, 2018, the Company had no securities classified as trading investment securities.

(1)	Fair value estimate provided by the Company’s independent third party valuation consultant, unless otherwise noted.
(2)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

The following table sets forth information with respect to the investment securities, comprised solely of corporate debt obligations, owned by the Company at June 30, 2018 which had a carrying value greater than 10% of the Company’s stockholders’ equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All corporate securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services.

Name of Issuer	Carrying Value	Market Value
	(Dollars in Thousands)
Daimler Finance NA, LLC	$4,835	$4,835
Bank of America Corp.	4,824	4,824
Ebay, Inc.	4,756	4,756
Citigroup, Inc.	4,753	4,753
Capital One	4,710	4,710
AT&T, Inc.	4,645	4,645
Ford Motor Credit Co., LLC.	4,609	4,609
J.P. Morgan Chase	4,605	4,605
Verizon Communications, Inc.	4,571	4,571
Hyundai Capital America	4,563	4,563
Morgan Stanley	4,558	4,558
UBS Group Funding	4,532	4,532
General Motors	4,507	4,507
Citizens Bank	4,492	4,492
Goldman Sachs Group	4,049	4,049
General Mills	3,504	3,504
Key Bank	3,440	3,440

For a detailed discussion of the Company’s Investment Securities, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Investments”, in the Company’s 2018 Annual Report included as Exhibit 13.

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

Deposits. Current deposit products include regular savings accounts, demand accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts and certificates of deposit ranging in terms from 90 days to 10 years. The Company’s deposit products also include Individual Retirement Account certificates (“IRA certificates”). In order to attract new and lower cost core deposits, the Company continued to promote a no minimum balance, “free” checking account product and Internet Banking. The Company’s local deposits are obtained primarily from residents of northern Allegheny, southern Butler and eastern Beaver counties, Pennsylvania. The Company utilizes various marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.

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

The Company may periodically utilize wholesale deposits, including brokered certificates of deposit, in order to rebalance its short-term liability structure, and to partially finance its holdings of investment securities. The use of wholesale deposits also allowed the Company to better match its corporate bond maturities and cash-flows from its CMO securities. At June 30, 2018, the Company had brokered certificates of deposits totaling $9.3 million as compared to $5.7 million at June 30, 2017.

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended June 30,
	2018	2017	2016
	(Dollars in Thousands)
Increase (decrease) before interest credited	$(672)	$3,766	$2,140
Interest credited	406	245	210

Net deposit increase (decrease)	$(266)	$4,011	$2,350

The following table sets forth maturities of the Company’s certificates of deposit of $100,000 or more at June 30, 2018, by time remaining to maturity.

Amounts
(Dollars in Thousands)
Three months or less	$7,413
Over three months through six months	664
Over six months through twelve months	1,793
Over twelve months	1,138

$11,008

The following table sets forth the average balances of the Company’s deposits and the average rates paid thereon for the past three years. Average balances were derived from daily average balances.

	At June 30,
	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Regular savings and club accounts	$44,673	0.04%	$46,041	0.04%	$45,367	0.05%
Interest-earning checking accounts	23,406	0.02	22,472	0.02	21,602	0.02
Money market deposit accounts	21,792	0.09	23,034	0.09	24,263	0.09
Certificate of deposit accounts	36,526	1.00	34,071	0.59	32,293	0.50
Escrows	1,378	0.00	1,213	0.00	1,020	0.00

Total interest-bearing deposits and escrows	127,775	0.32	126,831	0.19	124,545	0.17
Non-interest-bearing checking accounts	20,650	0.00	21,213	0.00	19,456	0.00

Total deposits and escrows	$148,425	0.27%	$148,044	0.17%	$144,001	0.15%

For a detailed discussion of the Company’s deposits, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Deposits”, in the Company’s 2018 Annual Report included as Exhibit 13.

Borrowings. For a detailed discussion of the Company’s borrowings and asset and liability management activities, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Borrowed Funds” and “Quantitative and Qualitative Disclosures about Market Risk”, in the Company’s 2018 Annual Report included as Exhibit 13.

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

Employees

The Company had 24 full-time employees and 15 part-time employees as of June 30, 2018. None of these employees is represented by a collective bargaining agent.

REGULATION AND SUPERVISION

2010 Regulatory Reform. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The 2010 law establishes an independent federal consumer protection bureau within the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The following discussion summarizes significant aspects of the 2010 law that may affect WVS and the Savings Bank. Many of the regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of the Savings Bank:

•

An independent consumer financial protection bureau has been established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Savings Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

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

2018 Regulatory Reform. In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as the Savings Bank.

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “HC Policy Statement”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the yet-to-be-written implementing rules and regulations will have on community banks.

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

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines for the Company, on a consolidated basis, are similar to those imposed on Savings Bank by the Federal Deposit Insurance Corporation. See “The Savings Bank – Capital Requirements.” Moreover, certain of the bank holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2015. Those requirements establish four minimum capital ratios that the Company had to comply with as of the dates described in capital requirements section referenced above. However, in May 2015, amendments to the HC Policy Statement became effective which increased the asset threshold to qualify to utilize the provisions of the HC Policy Statement from $500 million to $1.0 billion. Bank holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements until they hold $1.0 billion or more in assets. As a consequence, as of June 30, 2018, the Company was not required to comply with the requirements set forth below until such time that its consolidated total assets equal $1.0 billion or more or if the Federal Reserve Board determines that the Company is no longer deemed to be a small bank holding company. However, if the Company had been subject to the requirements, it would have been in compliance with such requirements.

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

Insurance of Accounts. The deposits of the Savings Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. The Dodd-Frank Act permanently increased deposit insurance on most accounts from $100,000 to $250,000. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation.

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

2013 Regulatory Capital Actions. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. Provisions of the Dodd-Frank Act generally require these capital rules to apply to bank holding companies and their subsidiaries. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as the Savings Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Bank holding companies are generally subject to statutory capital requirements, which were implemented by certain of the new capital regulations described above that became effective on January 1, 2015. However, the HC Policy Statement exempts certain small bank holding companies like the Company with less than $1 billion in assets from those requirements provided that they meet certain conditions.

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

At June 30, 2018, the Savings Bank exceeded all of its regulatory capital requirements, with Total risk-based capital, Tier I risk-based capital, Common equity Tier I capital, and Tier I leverage (to average total assets) ratios of 17.28%, 17.01%, 17.01% and 9.03%, respectively.

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

At June 30, 2018, the Savings Bank was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions. The newly promulgated capital requirements described above also will impact the prompt corrective action rules.

Volcker Rule Regulations

Regulations adopted by the federal banking agencies to implement the provisions of the Dodd-Frank Act that are commonly referred to as the Volcker Rule became effective on April 1, 2014 with full compliance being phased in over a period that ended on July 21, 2015. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interest in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The Company’s investment portfolio is in compliance with the Volcker Rule regulations.

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

Tax Cuts and Jobs Act of 2017. In December 2017, the President signed the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which, among other things, reduced the corporate tax rate from 34% to 21%. As a result, under GAAP, the Company recorded an immediate write-down of its net deferred tax assets of $133 thousand and recorded a charge to earnings in the quarter ended December 31, 2017.

Audit by IRS. The Company’s consolidated federal income tax returns for taxable years through December 31, 2014, have been closed for the purpose of examination by the Internal Revenue Service.

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

During fiscal 2018, 2017, and 2016, the Company recorded $14 thousand, $0, and $0, respectively, of credit impairment charges, and $73 thousand, $0 thousand, and $0 thousand, respectively, to accumulated other comprehensive income (net of income tax effect of $27 thousand, $0 thousand, and $0 thousand, respectively) related to non-credit other than temporary impairments. During fiscal years 2018, 2017, and 2016, the Company was able to accrete back into other comprehensive income $20 thousand, $84 thousand, and $110 thousand, respectively (net of income tax effect of $4 thousand, $43 thousand, and $56 thousand, respectively), based on principal repayments on private-label mortgage-backed securities previously identified with other than temporary impairment (“OTTI”). Cash repayments on the Company’s PLMBS portfolio totaled $276 thousand, $467 thousand, and $731 thousand, for fiscal years 2018, 2017, and 2016, respectively.

During fiscal 2018, the level of delinquencies continued at high levels within the PLMBS portfolio. Continued deterioration in the mortgage and credit markets could result in additional other-than-temporary impairment charges in our legacy PLMBS which could negatively affect the Company’s financial condition, results of operations, or its capital position.

At June 30, 2018, the Company, based on its analysis, has concluded that three PLMBS are other-than-temporarily impaired, as discussed above. The remaining securities portfolio has experienced unrealized losses and a decreased fair value due to interest rate volatility, illiquidity in the market place or credit deterioration in the U.S. mortgage markets.

The amount of unrealized losses decreased to $225 thousand at June 30, 2018 from $354 thousand at June 30, 2017. The amount of unrealized losses decreased primarily due to cash repayments of principal on the PLMBS, and also due to increases in the estimated fair values of the PLMBS over time.

See Note 6, Unrealized Losses on Securities, of the Notes to Consolidated Financial Statements included in the 2018 Annual Report.

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

During fiscal 2018, the Company paid four (4) regular dividends totaling $0.28 per share and one special dividend totaling $0.04 per share. Dividends are subject to declaration by the Board of Directors, which take into account the Company’s financial condition, earnings, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2018.

Description/Address	Leased/Owned
McCandless Office	Owned
9001 Perry Highway
Pittsburgh, PA 15237

West View Boro Office	Owned
456 Perry Highway
Pittsburgh, PA 15229

Cranberry Township Office	Owned
20531 Perry Highway
Cranberry Township, PA 16066

Sherwood Oaks Office	Leased (1)
100 Norman Drive
Cranberry Township, PA 16066

Bellevue Boro Office	Leased (2)
572 Lincoln Avenue
Pittsburgh, PA 15202

Franklin Park Boro Office	Owned
2566 Brandt School Road
Wexford, PA 15090

(1)	The Company operates this office out of a retirement community. The lease is for a period of 24 months ending in December 2020.
(2)	The lease is for a period of 5 years ending in November 2021.

Item 3.	Legal Proceedings.

(a) The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b) Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information required herein is incorporated by reference from page 81 of the Company’s 2018 Annual Report to Stockholders included as Exhibit 13 (“2018 Annual Report”).

(b)	Not applicable.

(c)

The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended June 30, 2018.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/18 – 04/30/18	—	$—	—	$—
05/01/18 – 05/31/18	—	$—	—	$—
06/01/18 – 06/30/18	—	$—	—	$—
Total	—	$—	—	$—

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended June 30, 2018.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
04/01/18 – 04/30/18	—	$—	—	92,759
05/01/18 – 05/31/18	—	$—	—	92,759
06/01/18 – 06/30/18	38,631	$16.08	—	54,128
Total	38,631	$16.08	—	54,128

(1)	All shares indicated were purchased under the Company’s reopened Eleventh Stock Repurchase Program.
(2)	Eleventh Stock Repurchase Program
(a)	Announced October 27, 2015.
(b)	100,800 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 54,128 common shares remaining to be purchased at June 30, 2018.
(e)	Not applicable.

Item 6.	Selected Financial Data.

The information required herein is incorporated by reference from pages 2 to 3 of the Company’s 2018 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required herein is incorporated by reference from pages 4 to 15 of the Company’s 2018 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required herein is incorporated by reference from pages 16 to 20 of the Company’s 2018 Annual Report.

Item 8.	Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 22 to 79 of the Company’s 2018 Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of June 30, 2018. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from pages 2 to 8 of the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders dated September 20, 2018 (“Proxy Statement”).

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

Michael R. Rutan. Age 57. Mr. Rutan has been Senior Vice President of Operations since November 2012. Prior to joining the Company, Mr. Rutan had served in various increasing roles of responsibility in the Risk Management, Human Resources, and Finance functions of the PNC Financial Services Group, Inc. beginning in October 1993. Prior thereto, Mr. Rutan served as a bank examiner with the Office of Thrift Supervision (“OTS”, now the Office of Comptroller of the Currency “OCC”).

Linda K. Butia. Age 64. Ms. Butia was appointed Vice President, Treasurer and Chief Accounting Officer of the Company and the Savings Bank in August 2016. Ms. Butia is a Certified Public Accountant with extensive experience in the banking industry. Prior to joining the Company, Ms. Butia served as a consultant working with financial services clients for Resources Global Professionals. Prior to that, she served as an Accounting Manager with First Place Bank, Warren, Ohio and as Controller for Parkvale Bank. Prior to that, Ms. Butia had served in a variety of positions with BNY Mellon, and as an Accountant with PricewaterhouseCoopers.

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

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of June 30, 2018.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	114,519	$16.20	37,481
Equity compensation plans not approved by security holders	—	—	—

Total	114,519	$16.20	37,481

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from pages 4 and 13 to 14 of the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required herein is incorporated by reference from pages 14 to 15 of the Company’s Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

(1)	The following documents are filed as part of this report and are incorporated herein by reference from the Company’s 2018 Annual Report to Stockholders filed as Exhibit 13 hereto.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheet at June 30, 2018 and 2017.

Consolidated Statement of Income for the Years Ended June 30, 2018, 2017 and 2016.

Consolidated Statement of Comprehensive Income for the Years Ended June 30, 2018, 2017 and 2016.

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended June 30, 2018, 2017 and 2016.

Consolidated Statement of Cash Flows for the Years Ended June 30, 2018, 2017 and 2016.

Notes to the Consolidated Financial Statements.

(2)

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission (“SEC”) are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 1, 2007.

3.2	Amended and Restated By-Laws	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 28, 2009.

4	Stock Certificate of WVS Financial Corp.	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended. (P)

10.1	WVS Financial Corp. Amended and Restated Recognition Plans and Trusts for Executive Officers, Directors and Key Employees *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.2	WVS Financial Corp. Employee Stock Ownership Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended. (P)

10.3	Amended West View Savings Bank Employee Profit Sharing Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended. (P)

10.4	Amended and Restated Employment Agreement between WVS Financial Corp., West View Savings Bank and David Bursic *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

No.	Description	Location
10.5	Amended and Restated Directors Deferred Compensation Program *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.6	WVS Financial Corp. 2008 Stock Incentive Plan *	Incorporated by reference from the Definitive Proxy Statement filed by the Company with the SEC on September 26, 2008.

10.7	Supplemental Executive Retirement Plan effective September 1, 2013 by and between West View Savings Bank and David Bursic*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

10.8	Split Dollar Life Insurance Agreement effective September 1, 2013 by and between West View Savings Bank and David Bursic*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

10.9	Form of Split Dollar Life Insurance Agreement effective September 1, 2013 by and between West View Savings Bank and Michael Rutan*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

13	2018 Annual Report to Stockholders	Filed herewith

14.1	Ethics Policy	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

14.2	Code of Ethics for Senior Financial Officers	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

21	Subsidiaries of the Registrant – Reference is made to Item 1. “Business” for the required information	—

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Accounting Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Accounting Officer	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

No.	Description	Location

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Management contract or compensatory plan or arrangement.
(P)	Paper filed.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

September 13, 2018	By:	/s/ David J. Bursic
David J. Bursic
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David J. Bursic David J. Bursic, Director, President and Chief Executive Officer (Principal Executive Officer)	September 13, 2018

/s/ Linda K. Butia Linda K. Butia, Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	September 13, 2018

/s/ John W. Grace John W. Grace, Director Chairman of the Board of the Directors	September 13, 2018

/s/ John A. Howard, Jr. John A. Howard, Jr., Director	September 13, 2018

/s/ Lawrence M. Lehman Lawrence M. Lehman, Director	September 13, 2018

/s/ Edward F. Twomey, III Edward F. Twomey, III, Director	September 13, 2018

/s/ Joseph W. Unger Joseph W. Unger, Director	September 13, 2018