Form 10-Q
period 2018-09-30
WVS FINANCIAL CORP
filed 2018-11-14
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.      YES  X   NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      YES  X   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES        NO X

Shares outstanding as of November 9, 2018: 1,967,513 shares of Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	September 30, 2018	June 30, 2018
Assets
Cash and due from banks	$ 2,782	$ 2,099
Interest-earning demand deposits	3,135	342

Total cash and cash equivalents	5,917	2,441
Certificates of deposit	350	350
Investment securities available-for-sale (amortized cost of $128,286 and $124,824)	128,397	128,811
Investment securities held-to-maturity (fair value of $5,003 and $6,125)	5,052	6,181
Mortgage-backed securities held-to-maturity (fair value of $111,957 and $116,844)	110,965	115,857
Net loans receivable (allowance for loan losses of $487 and $468)	85,806	84,675
Accrued interest receivable	1,240	1,225
Federal Home Loan Bank (FHLB) stock, at cost	6,603	7,161
Premises and equipment, net	377	392
Bank owned life insurance	4,699	4,668
Deferred tax assets (net)	358	359
Other assets	175	168

TOTAL ASSETS	$ 349,939	$ 352,288

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 31,853	$ 18,436
Interest-earning checking	23,377	24,459
Savings accounts	43,782	44,727
Money market accounts	20,296	21,087
Certificates of deposit	32,677	34,376
Advance payments by borrowers for taxes and insurance	847	1,938

Total deposits	152,832	145,023
Federal Home Loan Bank advances: long-term – fixed rate	-	-
Federal Home Loan Bank advances: long-term – variable rate	-	-
Federal Home Loan Bank advances: short-term	160,484	171,403
Accrued interest payable	391	380
Other liabilities	1,527	1,465

TOTAL LIABILITIES	315,234	318,271

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued;	38	38
Additional paid-in capital	21,525	21,516
Treasury stock: 1,838,123 and 1,836,123 shares at cost, respectively	(27,918)	(27,886)
Retained earnings, substantially restricted	43,400	42,795
Accumulated other comprehensive loss	(121)	(188)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(2,219)	(2,258)

TOTAL STOCKHOLDERS’ EQUITY	34,705	34,017

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 349,939	$ 352,288

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$804	$739
Investment securities	1,022	639
Mortgage-backed securities	889	729
Certificates of deposit	2	32
Interest-earning demand deposits	3	1
FHLB Stock	112	85

Total interest and dividend income	2,832	2,225

INTEREST EXPENSE:
Deposits	123	81
Federal Home Loan Bank advances – long-term – fixed rate	-	32
Federal Home Loan Bank advances – long-term – variable rate	-	11
Federal Home Loan Bank advances – short-term	909	520

Total interest expense	1,032	644

NET INTEREST INCOME	1,800	1,581
PROVISION FOR LOAN LOSSES	19	5

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,781	1,576

NON-INTEREST INCOME:
Service charges on deposits	29	32
Earnings on Bank Owned Life Insurance	31	33
Investment securities losses	(2)	-
Other than temporary impairment (“OTTI”) losses	-	41
Portion of loss (gain) recognized in other comprehensive income (before taxes)	-	(49)

Net impairment loss recognized in earnings	-	(8)
ATM fee income	42	47
Other	10	11

Total non-interest income	110	115

NON-INTEREST EXPENSE:
Salaries and employee benefits	556	554
Occupancy and equipment	68	73
Data processing	58	49
Correspondent bank service charges	7	10
Federal deposit insurance premium	28	28
ATM Network expense	37	25
Other	147	153

Total non-interest expense	901	892

INCOME BEFORE INCOME TAXES	990	799
INCOME TAX EXPENSE	242	297

NET INCOME	$748	$502

EARNINGS PER SHARE:
Basic	$0.42	$0.28
Diluted	$0.42	$0.28

AVERAGE SHARES OUTSTANDING:
Basic	1,793,055	1,824,878
Diluted	1,793,272	1,824,878

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2018	2017

NET INCOME	$748	$502

OTHER COMPREHENSIVE INCOME

Investment securities available for sale not other-than-temporarily impaired:
Gains arising during the year	122	72
Less: Income tax effect	(26)	(25)

	96	47
Losses recognized in earnings	2	-
Less: Income tax effect	-	-

	2	-

Unrealized holding gains on investment securities available for sale not other-than-temporarily impaired, net of tax	98	47

Investment securities held to maturity other-than-temporarily impaired:
Total losses	-	41
Losses recognized in earnings	-	(8)

Gains (losses) recognized in comprehensive income	-	49
Income tax effect	-	(17)

	-	32

Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	(39)	21
Less: Income tax effect	8	(7)

	(31)	14

Unrealized holding gains (losses) on other-than-temporarily impaired securities held to maturity, net of tax	(31)	46

Other comprehensive income	67	93

COMPREHENSIVE INCOME	$815	$595

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2018	$ 38	$ 21,516	$ (27,886)	$ 42,795	$ (188)	$ (2,258)	$34,017

Net income				748			748

Other comprehensive income					67		67

Purchase of treasury stock (2,000 shares)			(32)				(32)

Amortization of unallocated ESOP shares		9				39	48

Cash dividends declared ($0.08 per share)				(143)			(143)

Balance September 30, 2018	$ 38	$ 21,525	$ (27,918)	$ 43,400	$ (121)	$ (2,219)	$34,705

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES

Net income	$748	$502
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	19	5
Depreciation	15	21
Amortization of discounts, premiums and deferred loan fees	70	222
Amortization of unallocated ESOP shares	48	36
Deferred income taxes	(17)	(56)
Increase in accrued income taxes	67	64
Earnings on bank owned life insurance	(31)	(33)
(Increase) decrease in accrued interest receivable	(15)	53
Increase (decrease) in accrued interest payable	11	(82)
Increase in deferred director compensation payable	11	9
Decrease in cash items in process of collection	-	1,230
Other, net	(23)	144

Net cash provided by operating activities	903	2,115

INVESTING ACTIVITIES

Available-for-sale:
Purchases of investment securities	(15,364)	(18,339)
Proceeds from sale of investments	1,364	-
Proceeds from repayments of investment securities	14,450	10,133
Held-to-maturity:
Purchases of mortgage-backed securities	-	-
Proceeds from repayments of investment securities	1,125	1,163
Proceeds from repayments of mortgage-backed securities	4,861	3,851
Purchases of certificates of deposit	(100)	(100)
Maturities/redemptions of certificates of deposit	100	5,600
Increase in net loans receivable	(1,136)	(1,866)
Purchase of FHLB stock	(1,793)	(1,776)
Redemption of FHLB stock	2,351	1,860

Net cash provided by investing activities	5,858	526

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2018	2017
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$10,599	$3,654
Net (decrease) increase in certificates of deposit	(1,699)	2,077
Net decrease in advance payments by borrowers for taxes and insurance	(1,091)	(976)
Repayments of FHLB long-term advances - fixed rate	-	(10,000)
Repayments of FHLB long-term advances - variable rate	-	(6,109)
Net (decrease) increase in FHLB short-term advances	(10,919)	14,202
Purchase of treasury stock	(32)	-
Cash dividends paid	(143)	(129)

Net cash provided by (used for) financial activities	(3,285)	2,719

Increase in cash and cash equivalents	3,476	5,360

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,441	2,272

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$5,917	$7,632

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and borrowings	$1,021	$726
Income taxes	193	236

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2018, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). This Update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on July 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements other than additional disclosures in Note 3 as the Company’s primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting standard (a) requires separate presentation of equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) on the balance sheet and measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

The Company adopted ASU 2016-01 during the reporting period. On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes in Note 13 to the financial statements. The June 30, 2018, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the September 30, 2018 katdisclosure. The Company estimated the fair value based on guidance from ASC 820-10, Fair Value Measurements, which defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is no active observable market for sale information on community bank loans and, thus, Level 3 fair value procedures were utilized, primarily in the use of present value techniques incorporating assumptions that market participants would use in estimating fair values. The fair value of loans held for investment, excluding impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and nonperformance risk of the loans. Loans are considered a Level 3 classification.

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

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842; otherwise, an entity should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. This Update is not expected to have a significant impact on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01. (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820. (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place. (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities. (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging – Embedded Derivatives, or 825-10, Financial Instruments – Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates. (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services – Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. Adoption of this standard did not have a significant impact on the Company’s financial position or results of operations.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which simplified the accounting for nonemployee share-based payment transactions. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update improve the following areas of nonemployee share-based payment accounting; (a) the overall measurement objective, (b) the measurement date, (c) awards with performance conditions, (d) classification reassessment of certain equity-classified awards, (e) calculated value (nonpublic entities only), and (f) intrinsic value (nonpublic entities only). The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases. In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC 606, Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements. The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits (Topic 715-20). This Update amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Update eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The Update also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This Update is effective for public business entities for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. For all other entities, this Update is effective for fiscal years ending after December 15, 2021. This standard is not expected to have a significant impact on the Company’s financial position or results of operations.

3.	REVENUE RECOGNITION

Effective July 1, 2018, the Company adopted Accounting Standards Update ASU 2014-09, Revenue from contracts with Customers – Topic 606, and all subsequent ASUs that modified ASC 606. The Company has elected to apply the standard to all prior periods presented utilizing the full retrospective approach. The implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods. Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, and earnings on bank owned life insurances are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue. The main types of noninterest income within the scope of the standard are as follows: Service Charges on deposit accounts – the Company has contracts with its deposit customers where fees are charged if certain parameters are not met. These agreements can be cancelled at any time by either the Company or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. The Company also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, interchange fees, ATM fees and other transaction fees. All of these fees are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time upon the completion of the requested service/transaction.

4.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended September 30,
	2018	2017
Weighted average common shares issued	3,805,636	3,805,636
Average treasury stock shares	(1,836,884)	(1,797,492)
Average unallocated ESOP shares	(175,697)	(183,266)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,793,055	1,824,878
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	217	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,793,272	1,824,878

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At September 30, 2018 there were 77,019 options outstanding with an exercise price of $16.20 which were dilutive for the three month period. At September 30, 2017 there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive and were excluded from the diluted earnings per share calculation.

5.	STOCK BASED COMPENSATION DISCLOSURE

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

During the three months ended September 30, 2018 and 2017, the Company recorded no compensation expense related to our share-based compensation awards. As of September 30, 2018, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

The Company had no non-vested stock options outstanding at September 30, 2018 and 2017. There were no stock options exercised or issued during the three months ended September 30, 2018 and 2017.

6.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of investments are as follows:

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
September 30, 2018

AVAILABLE FOR SALE
Corporate debt securities	$	105,094	$	293	$	(162)	$	105,225
Foreign debt securities [1]		21,562		22		(30)		21,554
Obligations of states and political subdivisions		1,630		-		(12)		1,618

Total	$	128,286	$	315	$	(204)	$	128,397

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
September 30, 2018

HELD TO MATURITY
Corporate debt securities	$	1,057	$	4	$	-	$	1,061
Obligations of states and political subdivisions		3,995		-		(53)		3,942

Total	$	5,052	$	4	$	(53)	$	5,003

1 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
June 30, 2018

AVAILABLE FOR SALE
Corporate debt securities	$	104,316	$	204	$	(181)	$	104,339
Foreign debt securities¹		22,878		11		(38)		22,851
Obligations of states and political subdivisions		1,630		-		(9)		1,621

Total	$	128,824	$	215	$	(228)	$	128,811

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
June 30, 2018

HELD TO MATURITY
U.S. government agency securities	$	625	$	-	$	(1)	$	624
Corporate debt securities		1,061		13		-		1,074
Obligations of states and political subdivisions		4,495		-		(68)		4,427

Total	$	6,181	$	13	$	(69)	$	6,125

Proceeds from sales of investments during the quarter ended September 30, 2018 were $1.4 million and the Company recorded gross realized investment security losses of $2 thousand during this same period.

There were no sales of investment securities for the three months ended September 30, 2017.

1 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

The amortized cost and fair values of debt securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$	18,317	$	98,748	$	11,221	$	-	$	128,286
Fair value		18,312		98,828		11,257		-		128,397

HELD TO MATURITY
Amortized cost	$	1,557	$	2,475	$	1,020	$	-	$	5,052
Fair value		1,561		2,443		999		-		5,003

At September 30, 2018 investment securities with amortized costs of $3.5 million and fair values of $3.4 million were pledged to secure borrowings with the Federal Home Loan Bank (FHLB) of Pittsburgh.

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

At September 30, 2018, the Company’s Agency CMOs totaled $110.1 million as compared to $114.9 million at June 30, 2018. The Company’s private-label CMOs totaled $873 thousand at September 30, 2018 as compared to $958 thousand at June 30, 2018. The $4.8 million decrease in the Agency CMO segment of our MBS portfolio was due to repayments on our Agency CMOs which totaled $4.8 million. During the three months ended September 30, 2018, the Company received principal payments totaling $46 thousand on its private-label CMOs. At September 30, 2018 and June 30, 2018, all of the Company’s MBS portfolio was comprised of adjustable or floating rate investments. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month London Interbank Offered Rate (LIBOR). The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The private-label CMO portfolio had four previously recorded other-than-temporary impairments at September 30, 2018. During the three months ending September 30, 2018, the Company reversed $21 thousand of non-credit unrealized holding losses on its three private-label CMOs with other than temporary impairments (“OTTI”) due to principal repayments. During the three months ended September 30, 2018, the Company recorded no additional credit impairment charges on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of September 30, 2018. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At September 30, 2018
		Rating			Book Value	Fair Value[2]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$471	$599	$201
126694KF4	CWHL SER 24 A15	NR	N/A	D	101	117	44
126694KF4	CWHL SER 24 A15	NR	N/A	D	201	235	89
126694MP0	CWHL SER 26 1A5	NR	N/A	D	100	113	36

					$873	$1,064	$370

2 Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
September 30, 2018
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	110,092	$	1,195	$	(394)	$	110,893
Private-label		873		191		-		1,064

Total	$	110,965	$	1,386	$	(394)	$	111,957

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
June 30, 2018
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	114,899	$	1,260	$	(426)	$	115,733
Private-label		958		153		-		1,111

Total	$	115,857	$	1,413	$	(426)	$	116,844

The amortized cost and fair value of the Company’s mortgage-backed securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$	-	$	86	$	93	$	110,786	$	110,965
Fair value		-		88		94		111,775		111,957

At September 30, 2018, mortgage-backed securities with amortized costs of $110.1 million and fair values of $110.9 million were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $18.1 million of fair value was excess collateral. At June 30, 2018, mortgage-backed securities with an amortized cost of $114.9 million and fair values of $115.7 million, were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $13.1 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component, for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2018	$(10)	$(178)	$(188)

Other comprehensive income (loss) before reclassifications	96	(31)	65

Amounts reclassified from accumulated other comprehensive income (loss)	2	-	2

Net current-period other comprehensive income (loss)	98	(31)	67

Ending Balance – September 30, 2018	$88	$(209)	$(121)

	Three Months Ended September 30, 2017
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2017	$44	$(232)	$(188)

Other comprehensive income before reclassifications	47	46	93

Amounts reclassified from accumulated other comprehensive income	-	-	-

Net current-period other comprehensive income	47	46	93

Ending Balance – September 30, 2017	$91	$(186)	$(95)

9.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2018 and June 30, 2018.

		September 30, 2018

		Less Than Twelve Months	Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
		(Dollars in Thousands)

Corporate debt securities	$43,811	$(119)	$2,992	$(43)	$46,803	$(162)
Foreign debt securities³	8,765	(30)	-	-	8,765	(30)
Obligations of states and political subdivisions	5,261	(64)	298	(1)	5,559	(65)
Collateralized mortgage obligations:
Agency	4,572	(16)	21,448	(378)	26,020	(394)

Total	$62,409	$(229)	$24,738	$(422)	$87,147	$(651)

		June 30, 2018

		Less Than Twelve Months	Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
		(Dollars in Thousands)
U.S. government agency securities	$624	$(1)	$-	$-	$624	$(1)
Corporate debt securities	56,714	(169)	3,028	(12)	59,742	(181)
Foreign debt securities³	13,761	(38)	-	-	13,761	(38)
Obligations of states and political subdivisions	5,048	(77)	-	-	5,048	(77)
Collateralized mortgage obligations:
Agency	7,600	(12)	21,424	(414)	29,024	(426)

Total	$83,747	$(297)	$24,452	$(426)	$108,199	$(723)

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

The Company evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for OTTI on a quarterly basis. In doing so, the Company considers many factors including, but not limited to: the credit ratings assigned to the securities by the Nationally Recognized Statistical Rating Organizations (“NRSRO”); other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the length of time and extent that fair value has been less than amortized cost; and whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. In the case of its private label

³ U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

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

	Three Months Ended September 30,
	2018	2017
	(Dollars in Thousands)
Beginning balance	$239	$259
Initial credit impairment	-	-
Subsequent credit impairment	-	8
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-
Reductions for securities sold	-	-
Reduction for actual realized losses	(3)	(9)
Reduction for increase in cash flows expected to be collected	-	-

Ending Balance	$236	$258

During the three months ended September 30, 2018, the Company recorded no additional credit impairment charge and no non-credit unrealized holding losses to accumulated other comprehensive income. During the three months ended September 30, 2018, the Company accreted back out of other comprehensive income $(31) thousand (net of income tax effect of $(8) thousand), based on principal repayments on private-label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the September 30, 2018 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

The Company had investments in 55 positions that were temporarily impaired at September 30, 2018. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

10.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of September 30, 2018 and June 30, 2018.

		September 30, 2018			June 30, 2018
		Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

		(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$	73,765	$-	$73,765	$72,237	$-	$72,237
Construction		1,429	-	1,429	1,769	-	1,769
Land acquisition & development		287	-	287	-	-	-
Multi-family dwellings		3,324	-	3,324	3,390	-	3,390
Commercial		3,233	-	3,233	3,482	-	3,482

Consumer Loans
Home equity		895	-	895	861	-	861
Home equity lines of credit		2,174	-	2,174	2,177	-	2,177
Other		131	-	131	125	-	125

Commercial Loans		584	-	584	633	-	633

	$	85,822	$-	$85,822	$84,674	$-	$84,674

Plus: Deferred loan costs		471			469
Allowance for loan losses		(487)			(468)

Total	$	85,806			$84,675

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

As of September 30, 2018 and June 30, 2018, there were no loans considered to be impaired.

Total nonaccrual loans as of September 30, 2018 and June 30, 2018 and the related interest income recognized for the three months ended September 30, 2018 and September 30, 2017 are as follows:

		September 30, 2018		June 30, 2018
(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$	233	$	235
Construction		-		-
Land acquisition & development		-		-
Commercial real estate		-		-
Home equity lines of credit		-		-

Total	$	233	$	235

		Three Months Ended
		September 30, 2018		September 30, 2017
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	234	$	245
Construction		-		-
Land acquisition & development		-		-
Commercial real estate		-		-
Home equity lines of credit		-		-

Total	$	234	$	245

Income that would have been recognized	$	3	$	7

Interest income recognized	$	3	$	7

Interest income foregone	$	-	$	-

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

During the three months ended September 30, 2018 and 2017, there were no troubled debt restructurings, and no troubled debt restructurings that subsequently defaulted.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 2018, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2018 and June 30, 2018:

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
September 30, 2018
First mortgage loans:
1 – 4 family dwellings	$	73,532	$	-	$	-	$	-	$	233	$	233	$	73,765
Construction		1,429		-		-		-		-		-		1,429
Land acquisition & development		287		-		-		-		-		-		287
Multi-family dwellings		3,324		-		-		-		-		-		3,324
Commercial		3,233		-		-		-		-		-		3,233

Consumer Loans:
Home equity		895		-		-		-		-		-		895
Home equity lines of credit		2,174		-		-		-		-		-		2,174
Other		131		-		-		-		-		-		131

Commercial Loans		584		-		-		-		-		-		584

	$	85,589	$	-	$	-	$	-	$	233	$	233		85,822

Plus: Deferred loan fees														471
Allowance for loan losses														(487)

Net Loans Receivable													$	85,806

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
June 30, 2018
First mortgage loans:
1 – 4 family dwellings	$	72,002	$	-	$	-	$	-	$	235	$	235	$	72,237
Construction		1,769		-		-		-		-		-		1,769
Land acquisition & development		-		-		-		-		-		-		-
Multi-family dwellings		3,390		-		-		-		-		-		3,390
Commercial		3,482		-		-		-		-		-		3,482

Consumer Loans
Home equity		861		-		-		-		-		-		861
Home equity lines of credit		2,177		-		-		-		-		-		2,177
Other		125		-		-		-		-		-		125

Commercial Loans		633		-		-		-		-		-		633

	$	84,439	$	-	$	-	$	-	$	235	$	235		84,674

Plus: Deferred loan fees														469
Allowance for loan losses														(468)

Net Loans Receivable													$	84,675

Credit quality information

The following tables represent credit exposure by internally assigned grades for the periods ended September 30, 2018 and June 30, 2018. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at September 30, 2018 and June 30, 2018.

		September 30, 2018
		Construction		Land Acquisition & Development Loans		Multi- family Residential		Commercial Real Estate		Commercial

		(Dollars in Thousands)
Pass	$	1,429	$	287	$	3,324	$	3,233	$	584
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	1,429	$	287	$	3,324	$	3,233	$	584

		June 30, 2018
	Construction			Land Acquisition & Development Loans		Multi-family Residential		Commercial Real Estate		Commercial

		(Dollars in Thousands)

Pass	$	1,769	$	-	$	3,390	$	3,482	$	633
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	1,769	$	-	$	3,390	$	3,482	$	633

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended September 30, 2018 and June 30, 2018.

		September 30, 2018

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	73,532	$	3,200
Non-performing		233		-

Total	$	73,765	$	3,200

		June 30, 2018

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	72,002	$	3,163
Non-performing		235		-

Total	$	72,237	$	3,163

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

The Company had no unallocated loss allowance balance at September 30, 2018.

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2018 and 2017. Activity in the allowance is presented for the three months ended September 30, 2018 and 2017.

		As of September 30, 2018
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2018	$	356	$	24	$	-	$	18	$	35	$	31	$	4	$	468
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		7		5		10		-		(3)		1		(1)		19

Ending ALLL Balance at September 30, 2018	$	363	$	29	$	10	$	18	$	32	$	32	$	3	$	487

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		363		29		10		18		32		32		3		487

	$	363	$	29	$	10	$	18	$	32	$	32	$	3	$	487

		As of September 30, 2017
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

				(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2017	$	305	$	30	$	5	$	20	$	20	$	34	$	4	$	418
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		6		2		(3)		-		1		-		(1)		5

Ending ALLL Balance at September 30, 2017	$	311	$	32	$	2	$	20	$	21	$	34	$	3	$	423

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		311		32		2		20		21		34		3		423

	$	311	$	32	$	2	$	20	$	21	$	34	$	3	$	423

During the three months ended September 30, 2018 the Company’s ALLL increased by $19 thousand. This increase in the ALLL was primarily attributable to increases in the ALLL associated with the following segments: land acquisition and development, 1 - 4 family and construction. These increases were $10 thousand, $7 thousand and $5 thousand, respectively. Changes to the ALLL within a particular loan segment during the quarter ended September 30, 2018, were primarily due to changes in associated loan balances.

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

11.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

At September 30, 2018 and June 30, 2018, the Company’s borrowings consisted of revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018

	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$160,484	$171,403
Average balance	159,815	167,306
Maximum month-end balance	161,289	179,791
Average interest rate	2.28%	1.60%
Weighted-average rate	2.38%	2.12%

At September 30, 2018, the Company had remaining borrowing capacity with the FHLB of approximately $12.4 million.

The FHLB advances are secured by the Company’s FHLB stock, loans, and mortgage-backed and investment securities held in safekeeping at the FHLB.

12.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of September 30, 2018 and June 30, 2018, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		September 30, 2018
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$	-	$	1,618	$	-	$	1,618
Corporate securities		-		105,225		-		105,225
Foreign debt securities [3]		-		21,554		-		21,554

	$	-	$	128,397	$	-	$	128,397

		June 30, 2018
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$	-	$	104,339	$	-	$	104,339
Foreign debt securities [3]		-		22,851		-		22,851
Obligations of states and political subdivisions		-		1,621		-		1,621

	$	-	$	128,811	$	-	$	128,811

[3]	U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

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

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information. The Company has no Level I, Level II or Level III impaired loans at September 30, 2018 and June 30, 2018.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	September 30, 2018
	Carrying Amount	Fair Value	Level I		Level II		Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$5,917	$5,917	$5,917	$	-	$	-
Certificates of deposit	350	350	350		-		-
Investment securities – available for sale	128,397	128,397	-		128,397		-
Investment securities – held to maturity	5,052	5,003	-		5,003		-
Mortgage-backed securities – held to maturity:
Agency	110,092	110,893	-		110,893		-
Private-label	873	1,064	-		-		1,064
Net loans receivable	85,806	85,509	-		-		85,509
Accrued interest receivable	1,240	1,240	1,240		-		-
FHLB stock	6,603	6,603	6,603		-		-
Bank owned life insurance	4,699	4,699	4,699		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$31,853	$31,853	$31,853	$	-	$	-
Interest-earning checking	23,377	23,377	23,377		-		-
Savings accounts	43,782	43,782	43,782		-		-
Money market accounts	20,296	20,296	20,296		-		-
Certificates of deposit	32,677	32,428	-		-		32,428
Advance payments by borrowers for taxes and insurance	847	847	847		-		-
FHLB short-term advances	160,484	160,484	160,484		-		-
Accrued interest payable	391	391	391		-		-

		June 30, 2018
		Carrying Amount		Fair Value		Level I		Level II		Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	2,441	$	2,441	$	2441	$	-	$	-
Certificates of deposit		350		350		350		-		-
Investment securities – available for sale		128,811		128,811		-		128,811		-
Investment securities – held to maturity		6,181		6,125		-		6,125		-
Mortgage-backed securities – held to maturity:
Agency		114,899		115,733		-		115,733		-
Private-label		958		1,111		-		-		1,111
Net loans receivable		84,675		84,319		-		-		84,319
Accrued interest receivable		1,225		1,225		1,225		-		-
FHLB stock		7,161		7,161		7,161		-		-
Bank owned life insurance		4,668		4,668		4,668		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	18,436	$	18,436	$	18,436	$	-	$	-
Interest-earning checking		24,459		24,459		24,459		-		-
Savings accounts		44,727		44,727		44,727		-		-
Money market accounts		21,087		21,087		21,087		-		-
Certificates of deposit		34,376		34,053		-		-		34,053
Advance payments by borrowers for taxes and insurance		1,938		1,938		1,938		-		-
FHLB short-term advances		171,403		171,403		171,403		-		-
Accrued interest payable		380		380		380		-		-

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2018.

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

FINANCIAL CONDITION

The Company’s assets totaled $349.9 million at September 30, 2018, as compared to $352.3 million at June 30, 2018. The $2.3 million or 0.7% decrease in total assets was primarily due to a $4.9 million decrease in mortgage-backed securities, a $414 thousand decrease in investment securities available for sale and a $558 thousand decrease in Federal Home Loan Bank Stock. These decreases were partially offset by a $2.8 million increase in interest-earning demand deposits and a $1.1 million increase in net loans receivable. The increase in interest-earning demand deposits is associated with higher liquidity needs associated with seasonal demand deposits by local tax collectors. The increase in net loans receivable was primarily attributable to increases in the single-family owner occupied segment of the loan portfolio. The decrease in mortgage-backed securities was principally due to repayments totaling $4.9 million and the decrease in investment securities held to maturity was the result of maturities and calls.

The Company’s total liabilities decreased $3.0 million or 1.0% to $315.2 million as of September 30, 2018 from $318.3 million as of June 30, 2018. The decrease in total liabilities was primarily comprised of a $10.9 million or 6.4% decrease in FHLB short-term advances, which was partially offset by a $7.8 million increase in total deposits. The increase in total deposits was primarily attributable to increases in non-interest bearing accounts of $13.4 million, which was partially offset by decreases in various other deposit categories. Management believes that these decreases were primarily attributable to seasonal payments of local real estate taxes by depositors, timing differences associated with government direct deposits (e.g. social security benefits) and a $1.2 million decrease in brokered time deposits. Management believes that most of the increase in non-interest bearing deposits was attributable to seasonal local and school real estate tax obligations by tax collectors. See also Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

Total stockholders’ equity increased $688 thousand or 2.0% to $34.7 million as of September 30, 2018, from $34.0 million as of June 30, 2018. The changes to stockholders’ equity were primarily attributable to net income of $748 thousand, which was partially offset by cash dividends paid totaling $157 thousand.

RESULTS OF OPERATIONS

General. WVS reported net income of $748 thousand or $0.42 earnings per share (basic and diluted) for the three months ended September 30, 2018. Net income increased by $246 thousand or 49.0% and earnings per share (basic and diluted) increased $0.14 or 50.0% for the three months ended September 30, 2018, when compared to the same period in 2017. The increase in net income for the three months ended September 30, 2018 was primarily attributable to a $219 thousand increase in net interest income and a $55 thousand decrease in income tax expense, which were partially offset by a $14 thousand increase in the provision for loan losses, a $9 thousand increase in non-interest expense and a $5 thousand decrease in non-interest income.

Net Interest Income. The Company’s net interest income increased by $219 thousand or 13.9% for the three months ended September 30, 2018, when compared to the same period in 2017. The increase in net interest income is attributable to a $607 thousand increase in interest and dividend income, which was partially offset by a $388 thousand increase in interest expense. The increase in interest income during the three months ended September 30, 2018 was primarily attributable to higher yields earned on the Company’s investment and mortgage-backed securities and FHLB Stock, when compared to the same period in 2017. The increase in interest expense during the three months ended September 30, 2018, was primarily attributable to higher market interest rates paid on FHLB short-term advances and time deposits, which were partially offset by lower average balances of FHLB long-term fixed and variable rate advances and time deposits when compared to the same period in 2017.

Interest Income. Interest income on net loans receivable increased $65 thousand or 8.8% for the three months ended September 30, 2018, when compared to the same period in 2017. The increase for the quarter ended September 30, 2018 was primarily attributable to a $6.5 million increase in the average balance of net loans receivable, when compared to the same period in 2017. The increase in the average balance of loans outstanding was primarily attributable to increased loan originations which were in excess of repayments. During fiscal 2018 and into fiscal 2019, the Company enjoyed higher demand for single-family home purchase loans. Substantially all of our loan originations and purchases were fixed-rate with a mix of 15, 20, and 30 year terms.

Interest income on investment securities increased $383 thousand or 59.9% for the three months ended September 30, 2018, when compared to the same period in 2017. The increase for the three months ended September 30, 2018 was primarily attributable to an $11.0 million increase in the average balance of investment securities, and a 96 basis point increase in the weighted average yield, when compared to the same period in 2017.

Interest income on mortgage-backed securities increased $160 thousand or 22.0% for the three months ended September 30, 2018, when compared to the same period in 2017. The increase for the three months ended September 30, 2018 was primarily attributable to an 86 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, which was partially offset by a $14.3 million decrease in the average balance of U.S. Government agency mortgage-backed securities, when compared to the same period in 2017. The decrease in the average balances of U.S. Government agency and private-label mortgage-backed securities during the three months ended September 30, 2018 was attributable to principal paydowns of U.S. Government agency and private-label mortgage-backed securities, when compared to the same period in 2017.

Interest income on certificates of deposit decreased $30 thousand or 93.8% for the three months ended September 30, 2018 when compared to the same period in 2017. The decrease for the three months ended September 30, 2018 was primarily attributable to a $6.9 million decrease in the average balance of certificates of deposit. All of the Company’s maturing certificates of deposit were floating rate instruments. The proceeds from maturing certificates of deposits were primarily used to fund purchases of floating rate corporate bonds and to fund loan disbursements.

Interest Expense. Interest paid on FHLB short-term advances increased $389 thousand or 74.8% for the three months ended September 30, 2018, when compared to the same period in 2017. The increase for the three months ended September 30, 2018 was primarily attributable to a 97 basis point increase in the weighted average rate paid on FHLB short-term advances, and $1.7 million increase in the average balance of FHLB short-term advances outstanding, when compared to the same period in 2017. A portion of the proceeds from the FHLB short-term advances were used to fund loan growth and purchases of investment securities available for sale. The increase in rates paid on FHLB short-term borrowings were consistent with increases in short-term market interest rates.

Interest paid on FHLB long-term advances decreased $43 thousand for the three months ended September 30, 2018, when compared to the same period in 2017. The decrease for the three months ended September 30, 2018 was attributable to the reduction of $6.4 million in the average balance of FHLB long-term advances which were paid off during the quarter ended September 2017.

Interest expense on deposits increased $42 thousand or 51.9% for the three months ended September 30, 2018, when compared to the same period in 2017. The increase in interest expense on deposits for the three months ended September 30, 2018 was primarily attributable to a 60 basis point increase in the weighted average rate paid on time deposits partially offset by decreases in the average balances of time deposits and money market accounts of $3.7 million and $2.0 million, respectively, when compared to the same period in 2017. The decrease in time and money market deposits was primarily attributable to seasonal customer withdrawals associated with the payment of local real estate taxes.

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

Provisions for loan losses increased $14 thousand for the three months ended September 30, 2018, when compared to the same period in 2017. The increase in the provision for loan losses for the three months ended September 30, 2018 was primarily due to higher average volumes of loans within the land acquisition and development loans and the 1-4 family residential loan segments when compared to the same period in 2017. At September 30, 2018, the Company’s total allowance for loan losses amounted to $487 thousand or 0.57% of the Company’s total loan portfolio, as compared to $468 thousand or 0.55% at June 30, 2018. At September 30, 2018, the Company’s non-performing loans totaled $233 thousand as compared to $235 thousand at June 30, 2018.

Non-Interest Income. Non-interest income decreased by $5 thousand or 4.4% for the three months ended September 30, 2018, when compared to the same period in 2017. The decrease for the three months ended September 30, 2018 was primarily attributable to decreases in the volume of ATM transactions compared to the same period in 2017.

Non-Interest Expense. Non-interest expense decreased $9 thousand or 1.0% for the three months ended September 30, 2018, when compared to the same period in 2017. This increase was due in part to a $12 thousand increase in ATM expense resulting from the issuance of ATM debit cards with enhanced security features, which was partially offset by a $9 thousand decrease in postage, stationery and printing supplies, when compared to the same period in 2017.

Income Tax Expense. Income tax expense decreased $55 thousand for the three months ended September 30, 2018, when compared to the same period in 2017. The decrease for the three months ended September 30, 2018 was primarily due to the reduced federal income tax rate, when compared to the same period in 2017.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $903 thousand during the three months ended September 30, 2018. Net cash provided by operating activities was primarily comprised of net income totaling $748 thousand, $70 thousand of amortized discounts, premiums and deferred loan fees, and a $67 thousand increase in accrued income taxes.

Net cash provided by investing activities totaled $5.9 million for the three months ended September 30, 2018. Primary sources of funds from investing activities during the three months ended September 30, 2018 included $14.5 million of repayments on investment securities available for sale, $1.4 million of proceeds on sales of investment securities available for sale, $4.9 million of repayments of mortgage-backed securities, $1.1 million of repayments of investment securities held to maturity and $2.4 million from redemptions of FHLB stock. Primary uses of funds for investing activities during the three months ended September 30, 2018 included purchases of investment securities available for sale totaling $15.4 million, purchases of FHLB stock totaling $1.8 million and an increase in net loans receivable of $1.1 million.

Funds used for financing activities totaled $3.3 million for the three months ended September 30, 2018. Primary uses of funds included a $10.9 million decrease in FHLB short-term advances, a $1.7 million decrease in certificates of deposit and a $1.1 million decrease in advance payments by borrowers for taxes, which were partially offset by a $10.6 million increase in transaction accounts. The increase in transaction accounts was primarily attributable to the seasonally higher volumes of local tax collector deposits. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at September 30, 2018 totaled $27.1 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At September 30, 2018, total approved loan commitments outstanding were $1.3 million. At the same date, commitments under unused lines of credit amounted to $5.9 million and the unadvanced portion of construction loans approximated $3.2 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $128.4 million at September 30, 2018. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On October 30, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share, payable on November 15, 2018, to shareholders of record at the close of business on November 9, 2018. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of September 30, 2018, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $34.8 million or 18.15%, $34.8 million or 18.15%, and $35.4 million or 18.43%, respectively, of total risk-weighted assets, and Tier I leverage capital of $34.8 million or 9.93% of average quarterly assets.

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

The Company’s nonperforming assets at September 30, 2018 totaled $233 thousand or 0.07% of total assets as compared to $235 thousand or 0.07% of total assets at June 30, 2018. Nonperforming assets at September 30, 2018 consisted of one single-family real estate loan. The loan is currently under a bankruptcy order and making payments generally as agreed. The $2 thousand decrease in nonperforming assets during the three months ended September 30, 2018 was attributable to principal repayments on this one non-accrual single-family real estate loan.

During the three months ended September 30, 2018, the Company collected $3 thousand of interest income on non-accrual loans. Approximately $3 thousand of interest income would have been recorded during the three months ended September 30, 2018 on non-accrual loans if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the three months ended September 30, 2018.

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

During the fiscal years 2013-2018 and into fiscal year 2019, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve, continued above normal levels of monetary accommodation including quantitative easing and targeted asset purchase programs. The desired outcomes of these programs are to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.

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

	September 30,	June 30,
	2018	2018	2017
	Dollars in Thousands
Interest-earning assets maturing or repricing within one year	$267,896	$270,356	$257,808
Interest-bearing liabilities maturing or repricing within one year	216,749	229,231	228,616

Interest sensitivity gap	$ 51,147	$ 41,125	$ 29,192

Interest sensitivity gap as a percentage of total assets	14.62%	11.67%	8.30%
Ratio of assets to liabilities maturing or repricing within one year	123.60%	117.94%	112.77%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at September 30, 2018. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$53,312	$50,146	$49,612	$46,527	$46,637	$44,481	$30,358
% of Total Assets	15.2%	14.3%	14.2%	13.3%	13.3%	12.7%	8.7%
Base Case Up 100 bp
Cumulative Gap ($’s)	$53,461	$50,434	$50,131	$47,437	$47,850	$45,927	$30,358
% of Total Assets	15.3%	14.4%	14.3%	13.6%	13.7%	13.1%	8.7%
Base Case No Change
Cumulative Gap ($’s)	$53,744	$50,982	$51,146	$49,181	$50,028	$48,475	$30,358
% of Total Assets	15.4%	14.6%	14.6%	14.1%	14.3%	13.9%	8.7%
Base Case Down 100 bp
Cumulative Gap ($’s)	$54,425	$52,293	$53,567	$53,322	$55,198	$54,097	$30,358
% of Total Assets	15.6%	14.9%	15.3%	15.2%	15.8%	15.5%	8.7%
Base Case Down 200 bp
Cumulative Gap ($’s)	$55,378	$54,112	$56,862	$58,735	$61,561	$60,498	$30,358
% of Total Assets	15.8%	15.5%	16.2%	16.8%	17.6%	17.4%	8.7%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2018. This analysis was done assuming that the interest-earning assets will average approximately $343 million and $356 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at September 30, 2018. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	September 30, 2019					September 30, 2020
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-16.4%	-7.9%	-	4.1%	9.0%	-21.8%	-10.4%	-	6.5%	13.7%
Return on average equity	5.28%	6.53%	7.69%	8.29%	9.00%	5.05%	6.70%	8.12%	9.00%	9.96%
Return on average assets	0.53%	0.66%	0.78%	0.84%	0.91%	0.50%	0.68%	0.84%	0.94%	1.06%
Market value of equity (in thousands)	$43,717	$46,723	$48,705	$49,043	$49,415

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at September 30, 2018. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2018.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and development loans	$3,198
Undisbursed lines of credit	$5,938
Loan origination commitments	$1,346
Letters of credit	$-

$10,482

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2018, the Savings Bank had no performance standby letters of credit outstanding. In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank’s policy is to maintain adequate collateral that could be liquidated to fund such contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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

During the quarter ended September 30, 2018, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

(a) The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b) Not applicable.

ITEM 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by the WVS Financial Corp. Employee Stock Ownership Plan (ESOP) during the three months ended September 30, 2018.

AFFILIATE PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/18 – 07/31/18	-	-	-	$-
08/01/18 – 08/31/18	-	-	-	$-
09/01/18 – 09/30/18	-	-	-	$-
Total	-	-	-	$-

The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended September 30, 2018.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
07/01/18 – 07/31/18	-	-	-	54,128
08/01/18 – 08/31/18	2,000	15.92	-	52,128
09/01/18 – 09/30/18	-	-	-	52,128
Total	2,000	15.92	-	52,128

(1)	All shares indicated were purchased under the Company’s reopened Eleventh Stock Repurchase Program.
(2)	Eleventh Stock Repurchase Program
(a)	Announced October 27, 2015.
(b)	100,800 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 52,128 common shares remaining to be purchased at September 30, 2018.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

November 14, 2018	BY:	/s/ David J. Bursic
Date		David J. Bursic
President and Chief Executive Officer (Principal Executive Officer)

November 14, 2018	BY:	/s/ Linda K. Butia
Date		Linda K. Butia
Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)