Form 10-Q
period 2018-12-31
WVS FINANCIAL CORP
filed 2019-02-14
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Shares outstanding as of February 8, 2019: 1,943,796 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands, except share and per share data)

	December 31, 2018	June 30, 2018
Assets
Cash and due from banks	$ 2,738	$ 2,099
Interest-earning demand deposits	890	342

Total cash and cash equivalents	3,628	2,441
Certificates of deposit	1,346	350
Investment securities available-for-sale (amortized cost of $129,395 and $128,824)	127,514	128,811
Investment securities held-to-maturity (fair value of $3,998 and $6,125)	3,995	6,181
Mortgage-backed securities held-to-maturity (fair value of $110,924 and $116,844)	109,922	115,857
Net loans receivable (allowance for loan losses of $501 and $468)	88,405	84,675
Accrued interest receivable	1,186	1,225
Federal Home Loan Bank (FHLB) stock, at cost	6,987	7,161
Premises and equipment, net	363	392
Bank owned life insurance	4,729	4,668
Deferred tax assets (net)	785	359
Other assets	122	168

TOTAL ASSETS	$ 348,982	$ 352,288

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 22,356	$ 18,436
Interest-earning checking accounts	23,692	24,459
Savings accounts	43,982	44,727
Money market accounts	19,040	21,087
Certificates of deposit	32,625	34,376
Advance payments by borrowers for taxes and insurance	1,550	1,938

Total deposits	143,245	145,023
Federal Home Loan Bank advances: short-term	70,067	171,403
Federal Home Loan Bank advances: long-term – fixed rate	15,000	-
Federal Home Loan Bank advances: long-term – variable rate	85,000	-
Accrued interest payable	786	380
Other liabilities	1,497	1,465

TOTAL LIABILITIES	315,595	318,271

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued, shares outstanding	38	38
Additional paid-in capital	21,530	21,516
Treasury stock: 1,943,796 and 1,969,513 shares at cost, respectively	(28,258)	(27,886)
Retained earnings, substantially restricted	43,941	42,795
Accumulated other comprehensive loss	(1,685)	(188)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(2,179)	(2,258)

TOTAL STOCKHOLDERS’ EQUITY	33,387	34,017

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 348,982	$ 352,288

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$ 825	$ 754	$ 1,628	$ 1,493
Investment securities	1,066	680	2,088	1,318
Mortgage-backed securities	927	722	1,816	1,450
Certificates of deposit	3	21	5	54
Interest-earning demand deposits	6	2	9	4
FHLB Stock	116	88	228	173

Total interest and dividend income	2,943	2,267	5,774	4,492

INTEREST EXPENSE:
Deposits	129	86	252	167
Federal Home Loan Bank advances – long-term – fixed rate	235	-	235	32
Federal Home Loan Bank advances – long-term – variable rate	407	-	407	11
Federal Home Loan Bank advances – short-term	437	591	1,345	1,111

Total interest expense	1,208	677	2,239	1,321

NET INTEREST INCOME	1,735	1,590	3,535	3,171
PROVISION FOR LOAN LOSSES	14	6	33	12

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,721	1,584	3,502	3,159

NON-INTEREST INCOME:
Service charges on deposits	26	32	55	64
Earnings on Bank Owned Life Insurance	30	32	61	64
Investment securities losses	-	-	(2)	-
Other than temporary impairment (“OTTI”) losses	-	-	-	41
Portion of gain recognized in other comprehensive Income (before taxes)	-	-	-	(49)

Net impairment loss recognized in earnings	-	-	-	(8)
ATM fee income	43	47	85	94
Other	11	13	21	25

Total non-interest income	110	124	220	239

NON-INTEREST EXPENSE:
Salaries and employee benefits	565	549	1,121	1,103
Occupancy and equipment	58	75	126	148
Data processing	58	54	116	103
Correspondent bank service charges	7	10	15	20
Federal deposit insurance premium	22	28	50	56
ATM network expense	25	25	62	49
Other	219	216	365	370

Total non-interest expense	954	957	1,855	1,849

INCOME BEFORE INCOME TAXES	877	751	1,867	1,549
INCOME TAX EXPENSE	192	355	435	651

NET INCOME	$ 685	$ 396	$ 1,432	$ 898

EARNINGS PER SHARE:
Basic	$ 0.38	$ 0.22	$ 0.80	$ 0.49
Diluted	$ 0.38	$ 0.22	$ 0.80	$ 0.49

AVERAGE SHARES OUTSTANDING:
Basic	1,782,091	1,826,580	1,787,573	1,825,729
Diluted	1,782,091	1,826,580	1,787,682	1,825,729

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

NET INCOME	$685	$396	$1,432	$898

OTHER COMPREHENSIVE INCOME (LOSS)

Investment securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	(1,992)	50	(1,870)	73
Less: Income tax effect	418	(17)	392	(25)

	(1,574)	33	(1,478)	48

Losses recognized in earnings	-	-	2	-
Less: Income tax effect	-	-	-	-

	-	-	2	-

Unrealized holdings gains (losses) on securities available for sale not other-than-temporarily impaired, net of tax	(1,574)	33	(1,476)	48

Investment securities held to maturity other-than-temporarily impaired:
Total losses	-	-	-	41
Losses recognized in earnings	-	-	-	(8)

Gains (losses) recognized in comprehensive income	-	-	-	49
Income tax effect	-	-	-	(17)

	-	-	-	32

Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	12	(24)	(27)	45
Less: Income tax effect	(2)	8	6	(15)

Unrealized holding (losses) gains on other-than-temporarily impaired securities held to maturity, net of tax	10	(16)	(21)	30

Unrealized holdings gains (losses) on securities, net	10	(16)	(21)	62

Other comprehensive income (loss)	(1,564)	17	(1,497)	110

COMPREHENSIVE INCOME (LOSS)	$(879)	$413	$(65)	$1,008

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance September 30, 2018	$ 38	$ 21,525	$ (27,918)	$ 43,400	$ (121)	$ (2,219)	$ 34,705

Net income				685			685

Other comprehensive loss					(1,564)		(1,564)

Purchase of treasury stock (23,717 shares)			(340)				(340)

Amortization of unallocated ESOP Shares		5				40	45

Cash dividends declared ($0.08 per share)				(144)			(144)

Balance December 31, 2018	$ 38	$ 21,530	$ (28,258)	$ 43,941	$ (1,685)	$ (2,179)	$ 33,387

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2018	$ 38	$ 21,516	$ (27,886)	$ 42,795	$ (188)	$ (2,258)	$ 34,017

Net income				1,432			1,432

Other comprehensive loss					(1,497)		(1,497)

Purchase of treasury stock (25,717 shares)			(372)				(372)

Amortization of unallocated ESOP Shares		14				79	93

Cash dividends declared ($0.16 per share)				(286)			(286)

Balance December 31, 2018	$ 38	$ 21,530	$ (28,258)	$ 43,941	$ (1,685)	$ (2,179)	$ 33,387

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	December 31,
	2018	2017
OPERATING ACTIVITIES

Net income	$1,432	$898
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	33	12
Depreciation	29	41
Loss on sale of investment security	2	-
Amortization of discounts, premiums and deferred loan costs	111	362
Amortization of unallocated ESOP shares	93	71
Deferred income taxes	(27)	97
Increase in prepaid/accrued income taxes	33	11
Earnings on bank owned life insurance	(61)	(64)
Decrease in accrued interest receivable	39	69
Increase (decrease) in accrued interest payable	406	(1)
Increase in deferred director compensation payable	22	19
Other, net	22	31

Net cash provided by operating activities	2,134	2,776

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	(24,782)	(28,825)
Proceeds from sale of investments	1,364	-
Proceeds from repayments of investments	22,705	17,451
Held-to-maturity:
Proceeds from repayments of investments	2,180	2,033
Proceeds from repayments of mortgage-backed securities	5,918	7,818
Purchase of certificates of deposit	(1,096)	(348)
Maturities/redemptions of certificates of deposit	100	7,100
Purchase of loans	(5,102)	(6,347)
Net decrease in net loans receivable	1,364	1,974
Purchase of FHLB stock	(3,043)	(3,503)
Redemption of FHLB stock	3,217	3,331
Acquisition of premises and equipment	-	(11)

Net cash provided by investing activities	2,825	673

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	December 31,
	2018	2017
FINANCING ACTIVITIES

Net increase (decrease) in transaction and savings accounts	$361	$(2,401)
Net increase (decrease) in certificates of deposit	(1,751)	1,376
Net decrease in advance payments by borrowers for taxes and insurance	(388)	(415)
Proceeds from FHLB long-term advances - fixed rate	15,000	(10,000)
Proceeds from FHLB long-term advances - variable rate	85,000	(6,109)
Net increase (decrease) FHLB short-term advances	(101,336)	20,606
Purchase of treasury stock	(372)	-
Cash dividends paid	(286)	(257)

Net cash (used for) provided by financing activities	(3,772)	2,800

Increase in cash and cash equivalents	1,187	6,249

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,441	2,272

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,628	$8,521

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and borrowings	$1,833	$1,322
Income taxes	$430	$537

Non-cash items:
Educational Improvement Tax Credit	$45	$50

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2018, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company adopted ASU 2016-01 during the reporting period. On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes in Note 13 to the financial statements. The June 30, 2018, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the December 31, 2018 disclosure. The Company estimated the fair value based on guidance from ASC 820-10, Fair Value Measurements, which defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is no active observable market for sale information on community bank loans and, thus, Level 3 fair value procedures were utilized, primarily in the use of present value techniques incorporating assumptions that market participants would use in estimating fair values. The fair value of loans held for investment, excluding impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and nonperformance risk of the loans. Loans are considered a Level 3 classification.

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

In November, 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which amended the effective date of ASU 2016-13 for entities other than public business entities (PBEs), by requiring non-PBEs to adopt the standard for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Therefore, the revised effective dates of ASU 2016-13 for PBEs that are SEC filers will be fiscal years beginning after December 15, 2019, including interim periods within those years, PBEs other than SEC filers will be for fiscal years beginning after December 15, 2020, including interim periods within those years, and all other entities (non-PBEs) will be for fiscal years beginning after December 15, 2021, including interim periods within those years. The ASU also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Rather, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The effective date and transition requirements for ASU 2018-19 are the same as those in ASU 2016-13, as amended by ASU 2018-19. This Update is not expected to have a significant impact on the Company’s financial statements.

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), which addressed implementation questions arising from stakeholders in regard to ASU 2016-02, Leases. Specifically addressed in this Update were issues related to 1) sales taxes and other similar taxes collected from lessees, 2) certain lessor costs, and 3) recognition of variable payments for contracts with lease and nonlease components. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective but can be early adopted. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Update 2016-02 (for example, January 1, 2019, for calendar-year-end public business entities). This Update is not expected to have a significant impact on the Company’s financial statements.

3.	REVENUE RECOGNITION

Effective July 1, 2018, the Company adopted Accounting Standards Update ASU 2014-09, Revenue from contracts with Customers – Topic 606, and all subsequent ASUs that modified ASC 606. The Company has elected to apply the standard to all prior periods presented utilizing the full retrospective approach. The implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods. Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, and earnings on bank owned life insurances are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue. The main types of noninterest income within the scope of the standard are as follows: Service Charges on deposit accounts—the Company has contracts with its deposit customers where fees are charged if certain parameters are not met. These agreements can be cancelled at any time by either the Company or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. The Company also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, interchange fees, ATM fees and other transaction fees. All of these fees are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time upon the completion of the requested service/transaction.

4.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Weighted average common shares issued	3,805,636	3,805,636	3,805,636	3,805,636
Average treasury stock shares	(1,849,437)	(1,797,492)	(1,843,161)	(1,797,492)
Average unallocated ESOP shares	(174,108)	(181,564)	(174,902)	(182,415)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,782,091	1,826,580	1,787,573	1,825,729
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-	109	-

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,782,091	1,826,580	1,787,682	1,825,729

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At December 31, 2018, there were 27,019 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three month period, and dilutive for the six month period. At December 31, 2017, there were 114,519 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three and six month periods.

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

During the six month periods ended December 31, 2018 and 2017, the Company recorded no compensation expense related to our share-based compensation awards. As of December 31, 2018, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

All of the Company’s outstanding stock options were vested at December 31, 2018 and 2017. There were no stock options exercised or issued during the six months ended December 31, 2018 and 2017.

6.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
December 31, 2018

AVAILABLE FOR SALE
Corporate debt securities	$	102,207	$	3	$	(1,510)	$	100,700
Foreign debt securities [1]		25,558		-		(367)		25,191
Obligations of states and political subdivisions		1,630		-		(7)		1,623

Total	$	129,395	$	3	$	(1,884)	$	127,514

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
December 31, 2018

HELD TO MATURITY
U.S. government agency securities	$	-	$	-	$	-	$	-
Corporate debt securities		-		-		-		-
Obligations of states and political subdivisions		3,995		4		(1)		3,998

Total	$	3,995	$	4	$	(1)	$	3,998

1 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
June 30, 2018

AVAILABLE FOR SALE
Corporate debt securities	$	104,316	$	204	$	(181)	$	104,339
Foreign debt securities [1]		22,878		11		(38)		22,851
Obligations of states and political subdivisions		1,630		-		(9)		1,621

Total	$	128,824	$	215	$	(228)	$	128,811

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
June 30, 2018

HELD TO MATURITY
U.S. government agency securities	$	625	$	-	$	(1)	$	624
Corporate debt securities		1,061		13		-		1,074
Obligations of states and political subdivisions [2]		4,495		-		(68)		4,427

Total	$	6,181	$	13	$	(69)	$	6,125

Proceeds from sales of investments during the six month period ended December 31, 2018 were $1.4 million and the Company recorded gross realized investment losses of $2 thousand during this same period. There were no sales of investment securities during the quarter ended December 31, 2018 or for the three and six month periods ended December 31, 2017.

2 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

The amortized cost and fair values of debt securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$	13,378	$	110,310	$	5,707	$	-	$	129,395
Fair value		13,364		108,607		5,543		-		127,514

HELD TO MATURITY
Amortized cost	$	500	$	3,495	$	-	$	-	$	3,995
Fair value		499		3,499		-		-		3,998

At December 31, 2018, investment securities with amortized cost, and fair value of $3.5 million were pledged to secure borrowings with the Federal Home Loan Bank (“FHLB”).

As of December 31, 2018, investment securities with amortized cost $13.4 million and fair values of $13.1 million were pledged to secure future borrowings with the Federal Reserve Bank of Cleveland (“FRBC”). Since the Company had no FRBC borrowings outstanding on December 31, 2018, all FRBC collateral pledges may be withdrawn by the Company at any time.

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

At December 31, 2018, the Company’s Agency CMOs totaled $109.1 million as compared to $114.9 million at June 30, 2018. The Company’s private-label CMOs totaled $845 thousand at December 31, 2018 as compared to $958 thousand at June 30, 2018. The $5.9 million decrease in the CMO portfolio was primarily due to repayments on our Agency and private-label CMOs which totaled $5.8 million and $86 thousand, respectively. At December 31, 2018 and June 30, 2018, all of the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments. Substantially all of the Company’s floating rate MBS adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The private-label CMO portfolio had four previously recorded other-than-temporary impairments at December 31, 2018. During the six months ending December 31, 2018, the Company reversed $(27) thousand of non-credit unrealized holding losses on its three private-label CMOs with OTTI due to principal repayments. During the six months ended December 31, 2018, the Company recorded no additional credit impairment charge on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of December 31, 2018. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At December 31, 2018
		Rating			Amortized Cost	Fair Value[3]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$459	$572	$201
126694KF4	CWHL SER 24 A15	NR	N/A	D	192	221	44
126694KF4	CWHL SER 24 A15	NR	N/A	D	96	111	89
126694MP0	CWHL SER 26 1A5	NR	N/A	D	98	107	36

					$845	$1,011	$370

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
December 31, 2018
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	109,077	$	1,297	$	(461)	$	109,913
Private-label		845		166		-		1,011

Total	$	109,922	$	1,463	$	(461)	$	110,924

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
June 30, 2018
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	114,899	$	1,260	$	(426)	$	115,733
Private-label		958		153		-		1,111

Total	$	115,857	$	1,413	$	(426)	$	116,844

3 Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost and fair value of the Company’s mortgage-backed securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$	-	$	-	$	165	$	109,757	$	109,922
Fair value		-		-		168		110,756		110,924

At December 31, 2018, mortgage-backed securities with amortized costs of $109.1 million and fair values of $109.9 million were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $8.3 million of fair value was excess collateral. At June 30, 2018, mortgage-backed securities with an amortized cost of $114.9 million and fair values of $115.7 million, were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $2.5 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component, for the three and six months ended December 31, 2018 and 2017.

	Three Months Ended December 31, 2018
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – September 30, 2018	$88	$(209)	$(121)

Other comprehensive income (loss) before reclassifications	(1,574)	10	(1,564)

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	(1,574)	10	(1,564)

Ending Balance – December 31, 2018	$(1,486)	$(199)	$(1,685)

	Six Months Ended December 31, 2018
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2018	$(10)	$(178)	$(188)

Other comprehensive income (loss) before reclassifications	(1,478)	(21)	(1,499)

Amounts reclassified from accumulated other comprehensive income (loss)	2	-	2

Net current-period other comprehensive income (loss)	(1,476)	(21)	(1,497)

Ending Balance – December 31, 2018	$(1,486)	$(199)	$(1,685)

	Three Months Ended December 31, 2017
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – September 30, 2017	$91	$(186)	$(95)

Other comprehensive income (loss) before reclassifications	33	(16)	17

Amounts reclassified from accumulated other comprehensive income (loss)	24	(39)	(15)

Net current-period other comprehensive income (loss)	57	(55)	2

Ending Balance – December 31, 2017	$148	$(241)	$(93)

	Six Months Ended December 31, 2017
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2017	$44	$(232)	$(188)

Other comprehensive income (loss) before reclassifications	80	30	110

Amounts reclassified from accumulated other comprehensive income (loss)	24	(39)	(15)

Net current-period other comprehensive income (loss)	104	(9)	95

Ending Balance – December 31, 2017	$148	$(241)	$(93)

9.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2018 and June 30, 2018.

		December 31, 2018

		Less Than Twelve Months	Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

		(Dollars in Thousands)

Corporate debt securities	$88,190	$(1,452)	$4,973	$(58)	$93,163	$(1,510)
Foreign debt securities [4]	20,775	(367)	-	-	20,775	(367)
Obligations of state and political subdivision	500	(1)	1,623	(7)	2,123	(8)
Collateralized mortgage obligations:
Agency	7,047	(75)	21,440	(386)	28,487	(461)

Total	$116,512	$(1,895)	$28,036	$(451)	$144,548	$(2,346)

		June 30, 2018

		Less Than Twelve Months	Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

		(Dollars in Thousands)
U.S. government agency securities	$624	$(1)	$-	$-	$624	$(1)
Corporate debt securities	56,714	(169)	3,028	(12)	59,742	(181)
Foreign debt securities³	13,761	(38)	-	-	13,761	(38)
Obligations of states and political subdivisions	5,048	(77)	-	-	5,048	(77)
Collateralized mortgage obligations:
Agency	7,600	(12)	21,424	(414)	29,024	(426)

Total	$83,747	$(297)	$24,452	$(426)	$108,199	$(723)

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

The Company evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for other-than-temporary impairment (“OTTI”) on a quarterly basis. In doing so, the Company considers many factors including, but not limited to: the credit ratings assigned to the securities by the Nationally Recognized Statistical Rating Organizations

4 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Dollars in Thousands)
Beginning balance	$236	$258	$239	$259
Initial credit impairment	-	-	-	-
Subsequent credit impairment	-	-	-	8
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-	-	-
Reductions for securities sold	-	-	-	-
Reduction for actual realized losses	(7)	(13)	(10)	(19)
Reduction for increase in cash flows expected to be collected	-	-	-	-

Ending balance	$229	$248	$229	$248

During the three months ended December 31, 2018, the Company recorded no additional credit impairment charge and no non-credit unrealized holding losses to accumulated other comprehensive income. During the three and six months ended December 31, 2018, the Company accreted back out of/into other comprehensive income $10 thousand and $(21) thousand, respectively (net of income tax effect of $2 thousand and $(6) thousand, respectively), based on principal repayments on private-label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the December 31, 2018 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. The Company had three private-label CMOs with OTTI at December 31, 2018.

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

The Company had investments in 80 positions that were impaired at December 31, 2018. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

10.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of December 31, 2018 and June 30, 2018.

		December 31, 2018			June 30, 2018
		Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

		(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$	76,011	$-	$76,011	$72,237	$-	$72,237
Construction		1,102	-	1,102	1,769	-	1,769
Land acquisition & development		292	-	292	-	-	-
Multi-family dwellings		3,258	-	3,258	3,390	-	3,390
Commercial		3,953	-	3,953	3,482	-	3,482

Consumer Loans
Home equity		982	-	982	861	-	861
Home equity lines of credit		2,174	-	2,174	2,177	-	2,177
Other		131	-	131	125	-	125

Commercial Loans		525	-	525	633	-	633

	$	88,428	$-	$88,428	$84,674	$-	$84,674

Plus: Deferred loan costs		478			469
Allowance for loan losses		(501)			(468)

Total	$	88,405			$84,675

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

As of December 31, 2018 and June 30, 2018 there were no loans considered to be impaired.

Total nonaccrual loans as of December 31, 2018 and June 30, 2018 and the related interest income recognized for the three and six months ended December 31, 2018 and December 31, 2017 are as follows:

		December 31, 2018		June 30, 2018
(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$	233	$	235
Construction		-		-
Land acquisition & development		-		-
Commercial real estate		-		-
Home equity lines of credit		-		-

Total	$	233	$	235

		Three Months Ended				Six Months Ended
		December 31,		December 31,		December 31,		December 31,
		2018		2017		2018		2017
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	233	$	243	$	234	$	244
Construction		-		-		-		-
Land acquisition & development		-		-		-		-
Commercial real estate		-		-		-		-
Home equity lines of credit		-		-		-		-

Total	$	233	$	243	$	234	$	244

Income that would have been recognized	$	4	$	4	$	9	$	9

Interest income recognized	$	3	$	5	$	6	$	11

The Company’s loan portfolio may also include troubled debt restructurings (“TDRs”), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

During the three and six months ended December 31, 2018, and December 31, 2017, there were no TDRs.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at December 31, 2018, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2018 and June 30, 2018:

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
December 31, 2018
First mortgage loans:
1 – 4 family dwellings	$	75,778	$	-	$	-	$	-	$	233	$	233	$	76,011
Construction		1,102		-		-		-		-		-		1,102
Land acquisition & development		292		-		-		-		-		-		292
Multi-family dwellings		3,258		-		-		-		-		-		3,258
Commercial		3,953		-		-		-		-		-		3,953

Consumer Loans:
Home equity		982		-		-		-		-		-		982
Home equity lines of credit		2,174		-		-		-		-		-		2,174
Other		131		-		-		-		-		-		131

Commercial Loans		525		-		-		-		-		-		525

	$	88,195	$	-	$	-	$	-	$	233	$	233		88,428

Plus: Deferred loan fees														478
Allowance for loan losses														(501)

Net Loans Receivable													$	88,405

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
June 30, 2018
First mortgage loans:
1 – 4 family dwellings	$	72,002	$	-	$	-	$	-	$	235	$	235	$	72,237
Construction		1,769		-		-		-		-		-		1,769
Land acquisition & development		-		-		-		-		-		-		-
Multi-family dwellings		3,390		-		-		-		-		-		3,390
Commercial		3,482		-		-		-		-		-		3,482

Consumer Loans:
Home equity		861		-		-		-		-		-		861
Home equity lines of credit		2,177		-		-		-		-		-		2,177
Other		125		-		-		-		-		-		125

Commercial Loans		633		-		-		-		-		-		633

	$	84,439	$	-	$	-	$	-	$	235	$	235		84,674

Plus: Deferred loan fees														469
Allowance for loan losses														(468)

Net Loans Receivable													$	84,675

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended December 31, 2018 and June 30, 2018. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at December 31, 2018 and June 30, 2018.

		December 31, 2018
		(Dollars in Thousands)
		Construction		Land Acquisition & Development Loans		Multi- family Residential		Commercial Real Estate		Commercial

Pass	$	1,102	$	292	$	3,258	$	3.953	$	525
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	1,102	$	292	$	3,258	$	3,953	$	525

		June 30, 2018
		(Dollars in Thousands)
	Construction			Land Acquisition & Development Loans		Multi-family Residential		Commercial Real Estate		Commercial

Pass	$	1,769	$	-	$	3,390	$	3,482	$	633
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	1,769	$	-	$	3,390	$	3,482	$	633

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended December 31, 2018 and June 30, 2018.

		December 31, 2018

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	75,778	$	3,287
Non-performing		233		-

Total	$	76,011	$	3,287

		June 30, 2018

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	72,002	$	3,163
Non-performing		235		-

Total	$	72,237	$	3,163

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

The Company had no unallocated loss allowance balance at December 31, 2018.

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2018 and 2017. Activity in the allowance is presented for the three and six months ended December 31, 2018 and 2017.

		As of December 31, 2018
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2018	$	363	$	29	$	10	$	18	$	32	$	32	$	3	$	487
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		10		(4)		-		-		7		1		-		14

Ending ALLL Balance at December 31, 2018	$	373	$	25	$	10	$	18	$	39	$	33	$	3	$	501

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		373		25		10		18		39		33		3		501

	$	373	$	25	$	10	$	18	$	39	$	33	$	3	$	501

		As of December 31, 2018
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

				(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2018	$	356	$	24	$	-	$	18	$	35	$	31	$	4	$	468
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		17		1		10		-		4		2		(1)		33

Ending ALLL Balance at December 31, 2018	$	373	$	25	$	10	$	18	$	39	$	33	$	3	$	501

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		373		25		10		18		39		33		3		501

	$	373	$	25	$	10	$	18	$	39	$	33	$	3	$	501

		As of December 31, 2017
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2017	$	311	$	32	$	2	$	20	$	21	$	34	$	3	$	423
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		15		(6)		(2)		(1)		(1)		-		1		6

Ending ALLL Balance at December 31, 2017	$	326	$	26	$	-	$	19	$	20	$	34	$	4	$	429

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		326		26		-		19		20		34		4		429

	$	326	$	26	$	-	$	19	$	20	$	34	$	4	$	429

		As of December 31, 2017
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2017	$	305	$	30	$	5	$	20	$	20	$	34	$	4	$	468
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		22		(4)		(5)		(1)		-		-		-		12

Ending ALLL Balance at December 31, 2017	$	327	$	26	$	-	$	19	$	20	$	34	$	4	$	430

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		327		26		-		19		20		34		4		430

	$	327	$	26	$	-	$	19	$	20	$	34	$	4	$	430

During the three and six months ending December 31, 2018, the ALLL increased $14 thousand and $33 thousand, respectively. For the three months ended December 31, 2018, the ALLL associated with 1 - 4 family real estate loans increased $10 thousand and the ALLL associated with commercial loans increased $7 thousand. These increases were partially offset by a decrease of $4 thousand in the ALLL associated with the construction loan segment. During the six months ended December 31, 2018, the ALLL associated with 1 - 4 family real estate loans, land acquisition and development loans and commercial loans increased by $17 thousand, $10 thousand and $4 thousand, respectively. The primary reason for the changes in the ALLL balances, both in total, and within the identified segments, is changes in applicable loan balances.

During the three months and six months ended December 31, 2017, the ALLL increased $6 thousand and $12 thousand, respectively. These increases were associated with the 1-4 family real estate loan portfolio and were partially offset by decreases in the ALLL associated with construction and land acquisition and development loans. The primary reason for the changes in the ALLL associated with these segments were the changes in associated loan balances.

11.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of December 31, 2018 and June 30, 2018.

			Weighted-	Stated interest
	Maturity range		average	rate range			December 31,		June 30,
Description	from	to	interest rate [5]	from	to		2018		2018
							(Dollars in Thousands)
Fixed	10/01/20	10/03/22	3.03%	2.95%	3.09%	$	15,000	$	-
Adjustable	10/01/20	10/01/21	2.47%	2.43%	2.52%		85,000		-

Total						$	100,000	$	-

Maturities of FHLB long-term advances at December 31, 2018, are summarized as follows:

Maturing During Fiscal Year Ended June 30:		Amount	Weighted- Average Interest Rate
		(Dollars in Thousands)
2019	$	-	-
2020		-	-
2021		65,000	2.51%
2022		30,000	2.55%
2023		5,000	3.09%
2024 and thereafter		-	-

Total	$	100,000	2.55%

[5]	As of December 31, 2018.

The adjustable rate advances are not convertible or callable. The FHLB advances are secured by the Company’s FHLB stock, mortgage-backed and investment securities, and loans, and are subject to substantial prepayment penalties.

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018

	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$70,067	$171,403
Average balance	113,789	167,306
Maximum month-end balance	160,484	179,791
Average interest rate	2.36%	1.60%
Weighted-average rate	2.62%	2.12%

At December 31, 2018, the Company had remaining borrowing capacity with the FHLB of approximately $2.6 million.

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of December 31, 2018 and June 30, 2018, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		December 31, 2018
		Level I			Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$	-		$	1,623	$	-	$	1,623
Corporate securities		-			100,700		-		100,700
Foreign debt securities [6]		-			25,191		-		25,191

	$	-	$		127,514	$	-	$	127,514

		June 30, 2018
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$	-	$	1,621	$	-	$	1,621
Corporate securities		-		104,339		-		104,339
Foreign debt securities [6]		-		22,851		-		22,851

	$	-		$128,811	$	-	$	128,811

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

[6]	U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information. The Company has no Level I, Level II or Level III impaired loans at December 31, 2018 and June 30, 2018.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	December 31, 2018
	Carrying Amount		Fair Value	Level I	Level II	Level III
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$3,628	$	3,628	$3,628	$-	$-
Certificates of deposit	1,346		1,346	1,346	-	-
Investment securities – available for sale	127,514		127,514	-	127,514	-
Investment securities – held to maturity	3,995		3,998	-	3,998	-
Mortgage-backed securities – held to maturity:
Agency	109,077		109,913	-	109,913	-
Private-label	845		1,011	-	-	1,011
Net loans receivable	88,405		88,404	-	-	88,404
Accrued interest receivable	1,186		1,186	1,186	-	-
FHLB stock	6,987		6,987	6,987	-	-
Bank owned life insurance	4,729		4,729	4,729	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$22,356	$	22,356	$22,356	$-	$-
NOW accounts	23,692		23,692	23,692	-	-
Savings accounts	43,982		43,982	43,982	-	-
Money market accounts	19,040		19,040	19,040	-	-
Certificates of deposit	32,625		32,460	-	-	32,460
Advance payments by borrowers for taxes and insurance	1,550		1,550	1,550	-	-
FHLB advances – fixed rate	15,000		14,090	-	-	14,090
FHLB advances – variable rate	85,000		85,000	85,000	-	-
FHLB short-term advances	70,067		70,067	70,067	-	-
Accrued interest payable	786		786	786	-	-

	June 30, 2018
	Carrying Amount		Fair Value		Level I		Level II		Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$2,441	$	2,441	$	2,441	$	-	$	-
Certificates of deposit	350		350		350		-		-
Investment securities – available for sale	128,811		128,811		-		128,811		-
Investment securities – held to maturity	6,181		6,125		-		6,125		-
Mortgage-backed securities – held to maturity:
Agency	114,899		115,733		-		115,733		-
Private-label	958		1,111		-		-		1,111
Net loans receivable	84,675		84,319		-		-		84,319
Accrued interest receivable	1,225		1,225		1,225		-		-
FHLB stock	7,161		7,161		7,161		-		-
Bank owned life insurance	4,668		4,668		4,668		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$18,436	$	18,436	$	18,436	$	-	$	-
Interest-earning checking	24,459		24,459		24,459		-		-
Savings accounts	44,727		44,727		44,727		-		-
Money market accounts	21,087		21,087		21,087		-		-
Certificates of deposit	34,376		34,053		-		-		34,053
Advance payments by borrowers for taxes and insurance	1,938		1,938		1,938		-		-
FHLB short-term advances	171,403		171,403		171,403		-		-
Accrued interest payable	380		380		380		-		-

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2018.

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

FINANCIAL CONDITION

The Company’s assets totaled $349.0 million at December 31, 2018, as compared to $352.3 million at June 30, 2018. The $3.3 million or 1.0% decrease in total assets was primarily comprised of a $5.9 million decrease in mortgage-backed securities, a $2.2 million decrease in investment securities held-to-maturity and a $1.3 million decrease in investment securities available-for-sale, which were partially offset by a $3.7 million increase in net loans receivable, a $1.2 million increase in cash and cash equivalents and a $996 thousand increase in certificates of deposits. The increase in net loans receivable was primarily attributable to an increase in the single-family owner occupied segment of the loan portfolio. The decrease in mortgage-backed securities was principally due to repayments of principal totaling $5.9 million and the decreases in both investment securities available-for-sale and held-to-maturity were the result of maturities and calls.

The Company’s total liabilities decreased $2.7 million or 1.0% to $315.6 million as of December 31, 2018 from $318.3 million as of June 30, 2018. The $2.7 million decrease in total liabilities was primarily comprised of a $1.8 million or 1.2% decrease in total deposits and a $1.3 million or 0.8% net decrease in FHLB advances, which were partially offset by a $406 thousand or 106.8% increase in accrued interest payable. Money market accounts and certificates of deposit declined $2.0 million and $1.8 million, respectively, as of December 31, 2018 from June 30, 2018. Partially offsetting the decreases in money market and certificates of deposit was a $3.9 million or 21.3% increase in non-interest bearing transaction accounts. The overall decrease in FHLB advances was the result of $15 million in long-term fixed rate and $85 million long-term variable rate FHLB advances partially offsetting a $101.3 million decrease in FHLB short-term advances. See also Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

Total stockholders’ equity decreased $630 thousand or 1.9% to $33.4 million as of December 31, 2018, from $34.0 million as of June 30, 2018. The decrease in stockholders’ equity was primarily attributable to Treasury share purchases of $372 thousand, cash dividends paid totaling $286 thousand and an increase of $1.5 million in accumulated other comprehensive loss due primarily to the decline in market value of the available-for-sale securities portfolio as of December 31, 2018 compared to June 30, 2018, which was partially offset by net income of $1.4 million. The Company believes that the decline in the market value of the available-for-sale securities portfolio is temporary and was caused by transient disruptions in corporate credit spreads. These transient disruptions were associated with distressed conditions in the equity and bond markets experienced during the quarter ended December 31, 2018 which subsequently disipated.

RESULTS OF OPERATIONS

General. WVS reported net income of $685 million or $0.38 per share (diluted and basic) for the three months ended December 31, 2018 as compared to $396 thousand or $0.22 per share for the same period in 2017.    The $289 thousand or 73% increase in net income during the three months ended December 31, 2018 was primarily attributable to a $145 thousand increase in net interest income and a $163 decrease in income tax expense, which were partially offset by an $8 thousand increase in provision for loan losses, a $14 thousand decrease in non-interest income, and a $3 thousand decline in non-interest expense. The increase in net interest income during the three months ended December 31, 2018 was attributable to a $676 thousand increase in interest income, which was partially offset by a $531 thousand increase in interest expense. The decrease in the income tax expense was primarily due to the absence of the additional $133 thousand charge for a write-down of the Company’s net deferred tax assets recorded in December 2017 pursuant to the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”) and the reduced federal income tax rate in 2018.

Net income for the six months ended December 31, 2018 totaled $1.4 million or $0.80 per diluted share, as compared to $898 thousand or $0.49 per diluted share for the same period in 2017. The $534 thousand or 59% increase in net income during the six months ended December 31, 2018 was primarily attributable to a $364 thousand increase in net interest income and a $216 thousand decrease in income tax expense, which were partially offset by a $21 thousand increase in the provision for loan losses, a $19 thousand decrease in non-interest income and an increase in non-interest expense of $6 thousand, when compared to the same period of 2017. The increase in net interest income during the six month period was attributable to a $1.3 million increase in interest income, which was partially offset by a $918 thousand increase in interest expense. The decrease in income tax expense for the six months ended December 31, 2018 was primarily the result of the absence of the additional $133 thousand federal income tax expense recorded during December 31, 2017 due to the write down of the Company’s net deferred tax assets associated with the enactment of the TCJA and the reduced federal corporate tax rate in 2018 partially offset by the higher levels of taxable income in 2018.

Net Interest Income. The Company’s net interest income increased by $145 thousand or 9.1% for the three months ended December 31, 2018, when compared to the same period in 2017. The increase in net interest income during the three months ended December 31, 2018 was attributable to a $676 thousand increase in interest income primarily due to higher average yields on investment and mortgage-backed securities, and higher average balances and yields on the loan portfolio when compared to the same period in 2017. The increase in net interest income was partially offset by a $531 thousand increase in interest expense which was primarily attributable to higher average market rates paid on FHLB short-term borrowings, when compared to the same period in 2017.

For the six months ended December 31, 2018, net interest income increased $364 thousand or 11.5% when compared to the same period in 2017. The increase in net interest income was primarily attributable to a $1.3 million increase in interest income, which was partially offset by a $918 thousand increase in interest expense. The increase in interest income was the result of higher average yields on investment and mortgage-backed securities, FHLB stock and loans and higher average balances of loans outstanding, when compared to the same period in 2017. The increase in interest expense was primarily attributable to higher average market rates paid on FHLB borrowings and time deposits, which were partially offset by lower average balances of FHLB short-term advances outstanding during the six months ended December 31, 2018, when compared to the same period in 2017.

Interest Income. Interest income on net loans receivable increased $71 thousand or 9.4% and $135 thousand or 9.0% for the three and six months ended December 31, 2018, respectively, when compared to the same periods in 2017. The increase for the quarter ended December 31, 2018 was primarily attributable to a $5.5 million increase in the average balance of net loans receivable and an increase of 9 basis points in the weighted average yield earned on net loans receivable for the three months ended

December 31, 2018, when compared to the same period in 2017. The increase for the six months ended December 31, 2018 was primarily attributable to a $6.0 million increase in the average balance of net loans receivable and an increase of 5 basis points in the weighted average yield earned on net loans receivable for the six months ended December 31, 2018, when compared to the same period in 2017. For the three and six months ended December 31, 2018, the increase in the average balance of loans outstanding was primarily attributable to loan originations in excess of repayments, while the increase in the average yield earned on net loans receivable was primarily attributable to higher market rates on new loans originated. During fiscal 2017, 2018 and into fiscal 2019, the Company enjoyed higher demand for single-family home purchase loans. Substantially all of our loan originations and purchases were fixed-rate loans with a mix of 15, 20, and 30 year terms.

The increase in the average balance of investments outstanding during both periods is attributable to the redeployment of mortgage-backed securities cash flows into floating rate corporate bonds. The increase in weighted average yields in 2018 was principally attributable to higher one-month dollar London Interbank Offered Rates (“LIBOR”) when compared to the same periods in 2017.

Interest income on investment securities increased $386 thousand or 56.8% and $770 thousand or 58.4% for the three and six months ended December 31, 2018, respectively, when compared to the same periods in 2017. The increase for the three months ended December 31, 2018 was primarily attributable to a $7.9 million increase in the average balance of investment securities outstanding and a 104 basis point increase in the weighted average yield on investment securities, when compared to the same period in 2017. The increase for the six months ended December 31, 2018 was primarily attributable to a $9.5 million increase in the average balance of investment securities outstanding and an increase in the weighted average yield on investment securities of 100 basis points, when compared to the same period in 2017.

Interest income on mortgage-backed securities increased $205 thousand or 28.4% and $366 thousand or 25.2% for the three and six months ended December 31, 2018, respectively, when compared to the same periods in 2017. The increase for the three months ended December 31, 2018 was primarily attributable to a 103 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, which more than offset a $13.4 million decrease in the average balance of U.S. Government agency mortgage-backed securities, when compared to the same period in 2017. The increase for the six months ended December 31, 2018 was also primarily attributable to a 94 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, which more than offset a $13.8 million decline in the average balance of U.S. Government agency mortgage-backed securities, when compared to the same period in 2017. The decrease in the average balances of U.S. Government and agency private-label mortgage-backed securities during the three and six months ended December 31, 2018 was attributable to principal paydowns during the periods. The mortgage-backed securities proceeds during both periods were primarily used to fund loan originations and purchases of floating rate corporate bonds in the investment portfolio. The increase in weighted average yields in 2018 was primarily attributable to higher three-month LIBOR when compared to the same periods in 2017.

Dividend income on FHLB stock increased $28 thousand or 31.8% and $55 thousand or 31.8% for the three and six months ended December 31, 2018, respectively, when compared to the same periods in 2017. The change in dividends on FHLB stock for both the three and six months ended December 31, 2018 was primarily attributable by a 175 basis point increase in the average yield on FHLB stock held during the three and six months December 31, 2018, when compared to the same periods in 2017.

Interest income on bank certificates of deposit decreased $18 thousand or 85.7% for the three months ended December 31, 2018 when compared to the same period in 2017. The decrease for the quarter ended December 31, 2018 was primarily attributable to a decrease in the average portfolio balance of certificates of deposit of $4.1 million, which was partially offset by an increase in the weighted average yield of 77 basis points. For the six months ended December 31, 2018, interest income on certificates of deposits decreased by $49 thousand or 90.7% primarily as a result of a decrease in the average portfolio balance of certificates of deposit of $5.5 million, which was partially offset by a 75 basis point increase in the weighted average yield compared to the same period in 2017. During the three and six months ended December 31, 2017, the Company redeployed maturing large dollar floating rate certificates of deposit to fund loan originations and purchases of floating rate corporate bonds in the investment portfolio.

Interest Expense. Interest paid on FHLB fixed-rate and variable-rate long term advances increased by $642 thousand and $599 thousand, respectively, for the three and six months ended December 31, 2018 when compared to the same periods in 2017, due to increases in the average balances of these long-term obligations during the three and six months ended December 31, 2018. The decrease in interest expense on short-term FHLB advances for the three months ended December 31, 2018 was primarily attributable to a $102.1 million decrease in the average balance of FHLB short-term advances outstanding when compared to the same period in the prior year. Interest expense on short-term borrowings during the six months ended December 31, 2018 increased by $234 thousand or 21.0% due to higher market interest rates compared to the same period of 2017. The Company reduced this funding source during the quarter ended December 31, 2018 periods by increasing FHLB long-term fixed and variable advances to better match expected cash flows from the Company’s investment, MBS and loan portfolios.

Interest expense on deposits increased $43 thousand or 50.0% and $85 thousand or 50.9% for the three and six months ended December 31, 2018, respectively, when compared to the same periods in 2017. The increase in interest expense on deposits for the three months ended December 31, 2018 was primarily attributable to a 57 basis point increase in the weighted average rate paid on time deposits partially offset by a $2.0 million decline in the average balance of time deposits for the quarter ended December 31, 2018, when compared to the same period in 2017. For the six months ended December 31, 2018, the $85 thousand increase in interest expense was primarily due to a 58 basis point increase in the weighted average rate paid on the time deposits, partially offset by a $2.9 million decrease in the average balance of time deposits for the six months ended December 31, 2018. The decrease in the average balances of time deposits during both the three and six months ended December 31, 2018 was primarily attributable to reduced levels of short-term brokered deposits when compared to the same periods of 2017. From time to time the Company uses brokered deposits to fund investment purchases or as an alternative to FHLB borrowings if the cost of such deposits is less than other wholesale funding options.

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

During the three and six months ending December 31, 2018, the ALLL increased $14 thousand and $33 thousand, respectively. For the three months ended December 31, 2018, the ALLL associated with 1—4 family real estate loans increased $10 thousand and the ALLL associated with commercial loans increased $7 thousand, which were partially offset by a decrease of $4 thousand in the ALLL associated with the construction loan segment. During the six months ended December 31, 2018, the ALLL associated with 1 - 4 family real estate loans, land acquisition and development loans and commercial loans increased by $17 thousand, $10 thousand and $4 thousand, respectively. The primary reason for the changes in the ALLL balances, both in total, and within the identified segments, are changes in applicable loan balances.

At December 31, 2018, the Company’s total allowance for loan losses amounted to $501 thousand or 0.57% of the Company’s total loan portfolio, as compared to $468 thousand or 0.55% at June 30, 2018. At December 31, 2018, the Company’s non-performing loans totaled $233 thousand as compared to $235 thousand at June 30, 2018.

Non-Interest Income. The decreases in the non-interest income for the three and six months ended December 31, 2018 were primarily attributable to lower service charges on deposits and lower ATM fee income, when compared to the same period of 2017.

Non-Interest Expense. Non-interest expense decreased $3 thousand or 0.3% for the three months ended December 31, 2018, when compared to the same period in 2017. This decrease was principally attributable to lower correspondent bank service charges when compared to the same period in 2017. Non-interest expense increased $6 thousand or 0.3% for the six months ended December 31, 2018 when compared to the same period in 2017. This increase was due to higher employee related costs, data processing, and ATM network expenses which were partially offset by lower occupancy and equipment, federal deposit insurance premiums, correspondent bank service charges, and other operating expenses when compared to the six months ended December 31, 2017.

Income Tax Expense. Income tax expense decreased $163 thousand and $216 thousand for the three and six months ended December 31, 2018, respectively, when compared to the same periods in 2017. The decreases for both periods ended December 31, 2018 when compared to the same periods of 2017, were primarily due to the absence of the additional $133 thousand federal income tax expense recorded in December 31, 2017 as a result of the write down of the Company’s net deferred tax assets associated with the enactment of the TCJA and the reduced federal income tax rate which was effective for 2018. Partially offsetting these decreases were higher levels of taxable income for both the three and six month periods ended December 31, 2018 when compared to the same periods of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $2.1 million during the six months ended December 31, 2018. Net cash provided by operating activities was primarily comprised of net income of $1.4 million, a $406 thousand increase in accrued interest payable and $111 thousand of amortization of discounts, premiums and deferred loan costs.

Funds provided by investing activities totaled $2.8 million during the six months ended December 31, 2018. Primary sources of funds during the six months ended December 31, 2018 included proceeds from repayments of investment securities and mortgage-backed securities in the held-to-maturity portfolio totaling $2.2 million and $5.9 million, respectively, proceeds from repayments of investment securities in the available-for-sale portfolio totaling $22.7 million, and $1.4 million of proceeds on sales of investment securities available for sale and repayments of loans in excess of originations of $1.4 million. Primary uses of funds during this period were purchases of investment securities available for sale totaling $24.8 million, purchases of loans totaling $5.1 million and purchases of certificates of deposit totaling $1.1 million.

Funds used for financing activities totaled $3.8 million for the six months ended December 31, 2018. The primary uses were a $101.3 million decrease in FHLB short-term advances and a $1.8 million decrease in certificates of deposits which were partially offset by increases of FHLB long-term advances totaling $100.0 million. Management believes that a significant portion of our local maturing deposits will remain with the Company. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at December 31, 2018 totaled $26.9 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At December 31, 2018, total approved loan commitments outstanding were $1.9 million. At the same date, commitments under unused lines of credit amounted to $5.8 million and the unadvanced portion of construction loans approximated $3.0 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $127.5 million at December 31, 2018. In addition the Company had $1.3 million of certificates of deposit at December 31, 2018. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On January 28, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on February 21, 2019, to shareholders of record at the close of business on February 11, 2019, an increase from the previous quarterly cash dividend of $0.08 per share. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of December 31, 2018, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $35.1 million or 17.9%, $35.1 million or 17.9%, and $35.6 million or 18.2%, respectively, of total risk-weighted assets, and Tier I leverage capital of $35.1 million or 10.1% of average quarterly assets.

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

The Company’s nonperforming assets at December 31, 2018 totaled $233 thousand or 0.07% of total assets as compared to $235 million or 0.07% of total assets at June 30, 2018. Nonperforming assets at December 31, 2018 consisted of one single-family real estate loan totaling $233 thousand. The loan is currently under a bankruptcy order and making payments as agreed.

The $2 thousand decrease in nonperforming assets during the six months ended December 31, 2018 was primarily attributable to principal repayments on one non-accrual single-family real estate loan.

During the three and six months ended December 31, 2018, the Company collected $5 thousand and $11 thousand, respectively, of interest income on non-accrual loans. Approximately $4 thousand and $9 thousand, respectively, of interest income would have been recorded during the three and six months ended December 31, 2018, on non-accrual loans if such loans had been current according to the original loan agreements for the entire periods. The Company continues to work with the borrowers in an attempt to cure the defaults and is also pursuing various legal avenues in order to collect on these loans.

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

During the fiscal years 2013 - 2018 and into fiscal year 2019, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve, continued above normal levels of monetary accommodation including quantitative easing and targeted asset purchase programs. The desired outcomes of these programs are to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.

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

	December 31,	June 30,
	2018	2018	2017
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$267,002	$270,356	$257,808
Interest-bearing liabilities maturing or repricing within one year	209,162	229,231	228,616

Interest sensitivity gap	$ 57,840	$ 41,125	$ 29,192

Interest sensitivity gap as a percentage of total assets	16.57%	11.67%	8.30%
Ratio of assets to liabilities maturing or repricing within one year	127.65%	117.94%	112.77%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at December 31, 2018. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$61,101	$52,630	$55,771	$48,604	$43,150	$39,464	$30,353
% of Total Assets	17.5%	15.1%	16.0%	13.9%	12.4%	11.3%	8.7%
Base Case Up 100 bp
Cumulative Gap ($’s)	$61,319	$53,058	$56,555	$49,996	$45,006	$41,701	$30,353
% of Total Assets	17.6%	15.2%	16.2%	14.3%	12.9%	11.9%	8.7%
Base Case No Change
Cumulative Gap ($’s)	$61,674	$53,753	$57,840	$52,155	$47,801	$44,866	$30,353
% of Total Assets	17.7%	15.4%	16.6%	14.9%	13.7%	12.9%	8.7%
Base Case Down 100 bp
Cumulative Gap ($’s)	$62,999	$56,304	$62,510	$59,918	$57,070	$54,173	$30,353
% of Total Assets	18.1%	16.1%	17.9%	17.2%	16.4%	15.5%	8.7%
Base Case Down 200 bp
Cumulative Gap ($’s)	$64,210	$58,598	$66,577	$66,160	$64,432	$62,278	$30,353
% of Total Assets	18.4%	16.8%	19.1%	19.0%	18.5%	17.8%	8.7%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2018. This analysis was done assuming that the interest-earning assets will average approximately $343.971 million and $346.021 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at December 31, 2018. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	December 31, 2019					December 31, 2020
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-20.9%	-10.1%	-	6.3%	13.3%	-27.3%	-12.9%	-	8.7%	18.2%
Return on average equity	5.09%	6.80%	8.36%	9.33%	10.40%	4.11%	6.25%	8.06%	9.25%	10.48%
Return on average assets	0.50%	0.67%	0.82%	0.92%	1.03%	0.41%	0.64%	0.84%	0.98%	1.12%
Market value of equity (in thousands)	$39,829	$43,283	$45,547	$45,902	$46,198

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at December 31, 2018. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2018.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and land development loans	$2,980
Undisbursed lines of credit	$5,836
Loan origination commitments	$1,932
Letters of credit	$-

$10,748

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2018, the Savings Bank had no performance standby letters of credit outstanding. In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

During the quarter ended December 31, 2018, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended December 31, 2018.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
10/01/18 – 10/31/18	1,997	13.21	1,997	50,131
11/01/18 – 11/30/18	17,912	14.36	17,912	32,219
12/01/18 – 12/31/18	3,808	14.80	3,808	28,411
Total	23,717	14.34	23,717	28,411

(1)	All shares indicated were purchased under the Company’s reopened Eleventh Stock Repurchase Program.
(2)	Eleventh Stock Repurchase Program
(a)	Announced October 27, 2015.
(b)	100,800 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This program has not expired and has 28,411 of shares remaining to be purchased at December 31, 2018.
(e)	Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

(a) Not applicable.

(b) Not applicable.

ITEM 6. Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

Number	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Accounting Officer
99	Report of Independent Registered Public Accounting Firm
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

February 14, 2019	BY:	/s/ David J. Bursic
Date		David J. Bursic
President and Chief Executive Officer (Principal Executive Officer)

February 14, 2019	BY:	/s/ Linda K. Butia
Date		Linda K. Butia
Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)