Form 10-Q
period 2019-03-31
WVS FINANCIAL CORP
filed 2019-05-14
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).      YES        NO X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	WVFC	NASDAQ

Shares outstanding as of May 10, 2019: 1,943,796 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2019	June 30, 2018
Assets
Cash and due from banks	$ 2,387	$ 2,099
Interest-earning demand deposits	1,817	342

Total cash and cash equivalents	4,204	2,441
Certificates of deposit	1,346	350
Investment securities available-for-sale (amortized cost of $135,007 and $128,824)	134,605	128,811
Investment securities held-to-maturity (fair value of $4,031 and $6,125)	3,995	6,181
Mortgage-backed securities held-to-maturity (fair value of $109,919 and $116,844)	109,270	115,857
Net loans receivable (allowance for loan losses of $510 and $468)	88,846	84,675
Accrued interest receivable	1,279	1,225
Federal Home Loan Bank (FHLB) stock, at cost	7,060	7,161
Premises and equipment, net	355	392
Bank owned life insurance	4,759	4,668
Deferred tax assets, net	462	359
Other assets	177	168

TOTAL ASSETS	$ 356,358	$ 352,288

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 20,563	$ 18,436
Interest-earning checking accounts	24,512	24,459
Savings accounts	44,113	44,727
Money market accounts	20,114	21,087
Certificates of deposit	34,924	34,376
Advance payments by borrowers for taxes and insurance	1,706	1,938

Total deposits	145,932	145,023
Federal Home Loan Bank advances: long-term – fixed rate	15,000	-
Federal Home Loan Bank advances: long-term – variable	85,000	-
Federal Home Loan Bank advances: short-term	71,922	171,403
Accrued interest payable	799	380
Other liabilities	2,409	1,465

TOTAL LIABILITIES	321,062	318,271

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued	38	38
Additional paid-in capital	21,545	21,516
Treasury stock: 1,861,840 and 1,836,123 shares at cost, respectively	(28,258)	(27,886)
Retained earnings, substantially restricted	44,511	42,795
Accumulated other comprehensive loss	(390)	(188)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(2,150)	(2,258)

TOTAL STOCKHOLDERS’ EQUITY	35,296	34,017

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 356,358	$ 352,288

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$ 847	$ 748	$ 2,475	$ 2,222
Investment securities	1,188	766	3,276	2,085
Mortgage-backed securities	973	800	2,789	2,250
Certificates of deposit	7	16	12	70
Interest-earning demand deposits	1	3	10	7
FHLB Stock	142	149	370	322

Total interest and dividend income	3,158	2,482	8,932	6,956

INTEREST EXPENSE:
Deposits	253	102	505	268
Federal Home Loan Bank advances – long-term – fixed rate	114	-	348	32
Federal Home Loan Bank advances – long-term – variable rate	586	-	993	11
Federal Home Loan Bank advances – short-term	373	716	1,719	1,827

Total interest expense	1,326	818	3,565	2,138

NET INTEREST INCOME	1,832	1,664	5,367	4,818
PROVISION FOR LOAN LOSSES	10	10	42	22

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,822	1,654	5,325	4,796

NON-INTEREST INCOME:
Service charges on deposits	30	32	86	95
Earnings on Bank Owned Life Insurance	30	31	91	95
Investment securities gains/(losses)	-	2	(2)	2
Other than temporary impairment losses	122	-	122	41
Portion of loss recognized in other comprehensive income	(148)	-	(148)	(49)

Net impairment loss recognized in earnings	(26)	-	(26)	(8)
ATM fee income	38	43	123	137
Other	15	12	36	39

Total non-interest income	87	120	307	360

NON-INTEREST EXPENSE:
Salaries and employee benefits	575	546	1,695	1,631
Occupancy and equipment	66	80	192	228
Data processing	56	60	171	163
Correspondent bank service charges	9	10	24	30
Federal deposit insurance premium	24	27	75	83
ATM network expense	21	25	83	74
Other	147	159	512	530

Total non-interest expense	897	907	2,752	2,739

INCOME BEFORE INCOME TAXES	1,012	867	2,880	2,417
INCOME TAX EXPENSE	265	233	701	884

NET INCOME	$ 747	$ 634	$ 2,179	$ 1,533

EARNINGS PER SHARE:
Basic	$ 0.42	$ 0.35	$ 1.22	$ 0.84
Diluted	$ 0.42	$ 0.35	$ 1.22	$ 0.84

AVERAGE SHARES OUTSTANDING:
Basic	1,772,165	1,828,283	1,782,512	1,826,568
Diluted	1,772,165	1,829,750	1,782,584	1,827,057

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

NET INCOME	$747	$634	$2,179	$1,533

OTHER COMPREHENSIVE INCOME (LOSS)

Investment securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	1,479	(222)	(392)	(100)
Less: Income tax effect	(311)	47	82	5

	1,168	(175)	(310)	(95)

Unrealized holdings gains (losses) on securities available for sale not other-than-temporarily impaired, net of tax	1,168	(175)	(310)	(95)

Investment securities (gains)/losses	-	(2)	2	(2)
Less: Income tax effect	-	1	-	1

	-	(1)	2	(1)

Investment securities held to maturity other-than-temporarily impaired:
Total losses	122	-	122	41
Losses recognized in earnings	26	-	26	8

Gains (losses) recognized in comprehensive income	148	-	148	49
Income tax effect	(31)	-	(31)	(17)

	117	-	117	32

Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	12	16	(14)	13
Less: Income tax effect	(2)	(3)	3	(2)

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	10	13	(11)	11

Unrealized holdings (losses) gains on securities, net	127	(163)	106	43

Other comprehensive income (loss)	1,295	(163)	(202)	(53)

COMPREHENSIVE INCOME	$2,042	$471	$1,977	$1,480

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance December 31, 2018	$ 38	$ 21,530	$ (28,258)	$ 43,941	$ (1,685)	$ (2,179)	$ 33,387

Net income				747			747

Other comprehensive income					1,295		1,295

Amortization of unallocated ESOP Shares		15				29	44

Cash dividends declared ($0.10 per share)				(177)			(177)

Balance March 31, 2019	$ 38	$ 21,545	$ (28,258)	$ 44,511	$ (390)	$ (2,150)	$ 35,296

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2018	$ 38	$ 21,516	$ (27,886)	$ 42,795	$ (188)	$ (2,258)	$ 34,017

Net income				2,179			2,179

Other comprehensive loss					(202)		(202)

Purchase of treasury stock (25,717 shares)			(372)				(372)

Amortization of unallocated ESOP shares		29				108	137

Cash dividends declared ($0.26 per share)				(463)			(463)

Balance March 31, 2019	$ 38	$ 21,545	$ (28,258)	$ 44,511	$ (390)	$ (2,150)	$ 35,296

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance December 31, 2017	$ 38	$ 21,500	$ (27,264)	$ 42,000	$ (93)	$ (2,316)	$ 33,865

Net income				634			634

Other comprehensive loss					(163)		(163)

Amortization of unallocated ESOP shares		7				(4)	3

Cash dividends declared ($0.08 per share)				(169)			(169)

Balance March 31, 2018	$ 38	$ 21,507	$ (27,264)	$ 42,465	$ (256)	$ (2,320)	$ 34,170

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2017	$ 38	$ 21,485	$ (27,264)	$ 41,344	$ (188)	$ (2,372)	$ 33,043

Reclassification due to change in federal income tax rate				15	(15)		-

Net income				1,533			1,533

Other comprehensive loss					(53)		(53)

Amortization of unallocated ESOP shares		22				52	74

Cash dividends declared ($0.20 per share)				(427)			(427)

Balance March 31, 2018	$ 38	$ 21,507	$ (27,264)	$ 42,465	$ (256)	$ (2,320)	$ 34,170

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES

Net income	$2,179	$1,533
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	42	22
Depreciation	38	59
Losses (gains) on sale of investment securities	2	(2)
Net impairment loss recognized in earnings	26	8
Amortization of discounts, premiums and deferred loan costs, net	130	481
Amortization of unallocated ESOP shares	137	106
Deferred income taxes	(49)	92
Increase in prepaid/accrued income taxes	271	228
Earnings on bank owned life insurance	(91)	(95)
(Increase) decrease in accrued interest receivable	(54)	44
Increase in accrued interest payable	419	70
Increase in deferred director compensation payable	33	29
Increase in cash items in the process of collection	-	1,230
Other, net	112	42

Net cash provided by operating activities	3,195	3,847

INVESTING ACTIVITIES

Available-for-sale:
Purchases of investment securities	(40,658)	(47,425)
Proceeds from repayments of investments	33,450	25,271
Sale of investment securities	1,364	1,257
Held-to-maturity:
Proceeds from repayments of investments	2,180	2,483
Proceeds from repayments of mortgage-backed securities	6,706	9,646
Purchase of certificates of deposit	(1,096)	(348)
Maturities/redemptions of certificates of deposit	100	10,125
Purchase of loans	(7,208)	(6,989)
Net decrease in net loans receivable	3,037	4,271
Purchase of FHLB stock	(5,537)	(5,113)
Redemption of FHLB stock	5,638	4,805
Acquisition of premises and equipment	(1)	(11)

Net cash used for investing activities	(2,025)	(2,028)

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	March 31,
	2019	2018
FINANCING ACTIVITIES

Net increase (decrease) in transaction and savings accounts	$593	$(2,814)
Net increase (decrease) in certificates of deposit	548	(1,576)
Net decrease in advance payments by borrowers for taxes and insurance	(232)	(294)
Proceeds (repayments) of FHLB long-term advances – fixed rate	15,000	(10,000)
Proceeds (repayments) of FHLB long-term advances – variable rate	85,000	(6,109)
Net (decrease) increase in FHLB short-term advances	(99,481)	23,992
Purchase of treasury stock	(372)	-
Cash dividends paid	(463)	(427)

Net cash provided by financing activities	593	2,772

Increase in cash and cash equivalents	1,763	4,591

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,441	2,272

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$4,204	$6,863

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and borrowings	$3,146	$2,068
Income taxes	$478	$567

Non-cash items:
Educational Improvement Tax Credit	$45	$50
Unfunded securities commitments	$519	$-

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2019, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which addressed issues lessors sometimes encounter. Specifically addressed in this Update were issues related to 1) determining the fair value of the underlying asset by the lessor that are not manufacturers or dealers (generally financial institutions and captive finance companies), and 2) lessors that are depository and lending institutions should classify principal and payments received under sales-type and direct financing leases within investing activities in the cash flow statement. The ASU also exempts both lessees and lessors from having to provide the interim disclosures required by ASC 250-10-50-3 in the fiscal year in which a company adopts the new leases standard. The amendments addressing the two lessor accounting issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

4.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Weighted average common shares issued	3,805,636	3,805,636	3,805,636	3,805,636
Average treasury stock shares	(1,861,840)	(1,797,492)	(1,849,296)	(1,797,492)
Average unallocated ESOP shares	(171,631)	(179,861)	(173,828)	(181,576)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,772,165	1,828,283	1,782,512	1,826,568
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	1,467	72	489

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,772,165	1,829,750	1,782,584	1,827,057

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At March 31, 2018, there were 114,519 options outstanding with an exercise price of $16.20. All outstanding options were expired at March 31, 2019.

5.	STOCK BASED COMPENSATION DISCLOSURE

The Company’s 2008 Stock Incentive Plan (the “Plan”), which was approved by shareholders in October 2008, permitted the grant of stock options or restricted shares to its directors and employees for up to 152,000 shares (up to 38,000 restricted shares may be issued). Option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vested over five years of continuous service and had ten-year contractual terms.

During the three and nine month periods ended March 31, 2019 and 2018, the Company recorded no compensation expense related to our share-based compensation awards. As of March 31, 2019, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

All of the Company’s outstanding stock options were vested at March 31, 2018 and were expired as of March 31, 2019. There were no stock options exercised or issued during the nine months ended March 31, 2019 and 2018.

6.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of investments are as follows:

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
March 31, 2019

AVAILABLE FOR SALE
Corporate debt securities	$	106,785	$	212	$	(467)	$	106,530
Foreign debt securities [1]		26,592		13		(157)		26,448
Obligations of states and political subdivisions		1,630		-		(3)		1,627

Total	$	135,007	$	225	$	(627)	$	134,605

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
March 31, 2019

HELD TO MATURITY
Obligations of states and political subdivisions	$	3,995	$	36	$	-	$	4,031

Total	$	3,995	$	36	$	-	$	4,031

1 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
June 30, 2018

AVAILABLE FOR SALE
Corporate debt securities	$	104,316	$	204	$	(181)	$	104,339
Foreign debt securities [1]		22,878		11		(38)		22,851
Obligations of states and political subdivisions		1,630		-		(9)		1,621

Total	$	128,824	$	215	$	(228)	$	128,811

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
June 30, 2018

HELD TO MATURITY
U.S. government agency securities	$	625	$	-	$	(1)	$	624
Corporate debt securities		1,061		13		-		1,074
Obligations of states and political subdivisions		4,495		-		(68)		4,427

Total	$	6,181	$	13	$	(69)	$	6,125

Proceeds from sales of investments during the nine month period ending March 31, 2019 were $1.4 million and the Company recorded gross realized investment losses of $2 thousand during this same period. There were no sales of investment securities during the quarter ended March 31, 2019.

During the quarter and nine months ended March 31, 2018, the Company recorded gross realized investment securities gains of $2 thousand. Proceeds from sales of investment securities during the three and nine months ended March 31, 2018 were $1.3 million.

The amortized cost and fair values of debt securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$	6,264	$	127,238	$	1,505	$	-	$	135,007
Fair value		6,262		126,855		1,488		-		134,605

HELD TO MATURITY
Amortized cost	$	500	$	3,495	$	-	$	-	$	3,995
Fair value		500		3,531		-		-		4,031

¹U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

At March 31, 2019, investment securities with amortized costs and fair values of $3.5 million were pledged to secure borrowings with the Federal Home Loan Bank (“FHLB”).

As of March 31, 2019, investment securities with amortized costs and fair values of $13.4 million were pledged to secure future borrowings with the Federal Reserve Bank of Cleveland (FRBC). Since the Company had no FRBC borrowings outstanding on March 31, 2019, all FRBC collateral pledges may be withdrawn by the Company at any time.

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

At March 31, 2019, the Company’s Agency CMOs totaled $108.4 million as compared to $114.9 million at June 30, 2018. The Company’s private-label CMOs totaled $936 thousand at March 31, 2019 as compared to $958 thousand at June 30, 2018. The $6.5 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency and private-label CMOs which totaled $6.6 million and $130 thousand, respectively, which were partially offset by a $133 thousand decrease in the noncredit impairment component of other than temporary impairment (“OTTI”) associated with our private-label CMOs. At March 31, 2019 and June 30, 2018, the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments. Substantially all of the Company’s floating rate MBSs adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBSs are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at March 31, 2019. During the nine months ending March 31, 2019, the Company reversed $14 thousand of non-credit unrealized holding losses on its three private-label CMOs with OTTI due to principal repayments. During the three months ended March 31, 2019, the Company recorded $26 thousand of additional credit impairment charges on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of March 31, 2019. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At March 31, 2019
		Rating			Amortized Cost	Fair Value[2]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$532	$532	$214
126694KF4	CWHL SER 24 A15	D	N/A	D	308	308	146
126694MP0	CWHL SER 26 1A5	D	N/A	D	96	101	36

					$936	$941	$396

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
March 31, 2019
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	108,334	$	1,123	$	(479)	$	108,978
Private-label		936		128		-		941

Total	$	109,270	$	1,128	$	(479)	$	109,919

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
June 30, 2018
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	114,899	$	1,260	$	(426)	$	115,733
Private-label		958		153		-		1,111

Total	$	115,857	$	1,413	$	(426)	$	116,844

The amortized cost and fair value of the Company’s mortgage-backed securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

2 Fair value estimate provided by the Company’s independent third party valuation consultant.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$	-	$	-	$	152	$	109,118	$	109,270
Fair value		-		-		154		109,765		109,919

At March 31, 2019, mortgage-backed securities with amortized costs of $108.3 million and fair values of $109.0 million were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $8.2 million of fair value was excess collateral. At June 30, 2018 mortgage-backed securities with an amortized cost of $114.9 million and fair values of $115.7 million, were pledged to secure public deposits and borrowings with the FHLB. Of the mortgage-backed securities pledged, $13.1 million of amortized cost was excess collateral at the FHLB. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

8.	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

The following tables present the changes in accumulated other comprehensive gain (loss) by component, for the three and nine months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – December 31, 2018	$(1,486)	$(199)	$(1,685)

Other comprehensive income before reclassifications	1,168	127	1,295

Amounts reclassified from accumulated other comprehensive loss	-	-	-

Net current-period other comprehensive income	1,168	127	1,295

Ending Balance – March 31, 2019	$(318)	$(72)	$(390)

	Nine Months Ended March 31, 2019
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2018	$(10)	$(178)	$(188)

Other comprehensive income (loss) before reclassifications	(310)	106	(204)

Amounts reclassified from accumulated other comprehensive loss	2	-	2

Net current-period other comprehensive Income (loss)	(308)	106	(202)

Ending Balance – March 31, 2019	$(318)	$(72)	$(390)

	Three Months Ended March 31, 2018
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – December 31, 2017	$148	$(241)	$(93)

Other comprehensive income before reclassifications	(175)	13	(162)

Amounts reclassified from accumulated other comprehensive loss	(1)	-	(1)

Net current-period other comprehensive income	(176)	13	(163)

Ending Balance – March 31, 2018	$(28)	$(228)	$(256)

	Nine Months Ended March 31, 2018
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2017	$44	$(232)	$(188)

Other comprehensive income before reclassifications	(95)	37	(58)

Amounts reclassified from accumulated other comprehensive loss	(1)	6	5

Net current-period other comprehensive income	(96)	43	(53)

Reclassification for the change in corporate tax rate	24	(39)	(15)

Ending Balance – March 31, 2018	$(28)	$(228)	$(256)

9.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2019 and June 30, 2018.

		March 31, 2019

		Less Than Twelve Months		Twelve Months or Greater		Total

	Fair Value		Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

		(Dollars in Thousands)

Corporate debt securities	$	39,252	$(302)	$15,468	$(165)	$54,720	$(467)
Foreign debt securities [1]		16,418	(145)	1,225	(12)	17,643	(157)
Obligations of state and political subdivisions		1,327	(3)	-	-	1,327	(3)
Collateralized mortgage obligations:
Agency		19,228	(129)	21,475	(350)	40,703	(479)

Total	$	76,225	$(579)	$38,168	$(527)	$114,393	$(1,106)

¹ U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

		June 30, 2018

		Less Than Twelve Months	Twelve Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

		(Dollars in Thousands)
U.S. government agency securities	$624	$(1)	$-	$-	$624	$(1)
Corporate debt securities	56,714	(169)	3,028	(12)	59,742	(181)
Foreign debt securities[1]	13,761	(38)	-	-	13,761	(38)
Obligations of states and political subdivisions	5,048	(77)	-	-	5,048	(77)
Collateralized mortgage obligations:
Agency	7,600	(12)	21,424	(414)	29,024	(426)

Total	$83,747	$(297)	$24,452	$(426)	$108,199	$(723)

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

¹U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(Dollars in Thousands)
Beginning balance	$229	$248	$239	$259
Initial credit impairment	-	-	-	-
Subsequent credit impairment	26	-	26	8
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-	-	-
Reductions for securities sold	-	-	-	-
Reduction for actual realized losses	(5)	(5)	(15)	(24)
Reduction for increase in cash flows expected to be collected	-	-	-	-

Ending Balance	$250	$243	$250	$243

During the three months ended March 31, 2019, the Company recorded a $26 thousand credit impairment charge and no non-credit unrealized holding losses to accumulated other comprehensive income. During the three and nine months ended March 31, 2019, the Company accreted back into (out of) other comprehensive income $10 thousand and $(14) thousand, respectively, (net of income tax effect of $2 thousand and $(3) thousand, respectively), based on principal repayments on private-label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the March 31, 2019 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

The Company had investments in 67 positions that were impaired at March 31, 2019. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

10.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of March 31, 2019 and June 30, 2018.

		March 31, 2019			June 30, 2018
		Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

		(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$	75,918	$-	$75,918	$72,237	$-	$72,237
Construction		2,108	-	2,108	1,769	-	1,769
Land acquisition & development		384	-	384	-	-	-
Multi-family dwellings		3,191	-	3191	3,390	-	3,390
Commercial		3,800	-	3,800	3,482	-	3,482

Consumer loans
Home equity		911	-	911	861	-	861
Home equity lines of credit		1,956	-	1,956	2,177	-	2,177
Other		133	-	133	125	-	125

Commercial loans		475	-	475	633	-	633

	$	88,876	$-	$88,876	$84,674	$-	$84,674

Plus: Deferred loan costs		480			469
Allowance for loan losses		(510)			(468)

Total	$	88,846			$84,675

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

At March 31, 2019 and June 30, 2018 there were no loans considered to be impaired.

Total nonaccrual loans as of March 31, 2019 and June 30, 2018 and the related interest income recognized for the three and nine months ended March 31, 2019 and March 31, 2018 are as follows:

		March 31, 2019		June 30, 2018
(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$	229	$	235
Construction		-		-
Land acquisition & development		-		-
Commercial real estate		-		-
Home equity lines of credit		-		-

Total	$	229	$	235

		Three Months Ended				Nine Months Ended
		March 31,		March 31,		March 31,		March 31,
		2019		2018		2019		2018
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	230	$	241	$	232	$	243
Construction		-		-		-		-
Land acquisition & development		-		-		-		-
Commercial real estate		-		-		-		-
Home equity lines of credit		-		-		-		-

Total	$	230	$	241	$	232	$	243

Income that would have been recognized	$	5	$	4	$	11	$	13

Interest income recognized	$	5	$	7	$	11	$	17

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

During the three and nine months ended March 31, 2019 and March 31, 2018, there were no troubled debt restructurings, and no troubled debt restructurings that subsequently defaulted.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at March 31, 2019, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2019 and June 30, 2018:

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
March 31, 2019
First mortgage loans:
1 – 4 family dwellings	$	75,689	$	-	$	-	$	-	$	229	$	229	$	75,918
Construction		2,108		-		-		-		-		-		2,108
Land acquisition & development		384		-		-		-		-		-		384
Multi-family dwellings		3,191		-		-		-		-		-		3,191
Commercial		3,800		-		-		-		-		-		3,800

Consumer Loans:
Home equity		911		-		-		-		-		-		911
Home equity lines of credit		1,956		-		-		-		-		-		1,956
Other		133		-		-		-		-		-		133

Commercial Loans		475		-		-		-		-		-		475

	$	88,647	$	-	$	-	$	-	$	229	$	229		88,876

Plus: Deferred loan fees														480
Allowance for loan losses														(510)

Net Loans Receivable													$	88,846

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
June 30, 2018
First mortgage loans:
1 – 4 family dwellings	$	72,002	$	-	$	-	$	-	$	235	$	235	$	72,237
Construction		1,769		-		-		-		-		-		1,769
Land acquisition & development		-		-		-		-		-		-		-
Multi-family dwellings		3,390		-		-		-		-		-		3,390
Commercial		3,482		-		-		-		-		-		3,482

Consumer Loans:
Home equity		861		-		-		-		-		-		861
Home equity lines of credit		2,177		-		-		-		-		-		2,177
Other		125		-		-		-		-		-		125

Commercial Loans		633		-		-		-		-		-		633

	$	84,439	$	-	$	-	$	-	$	235	$	235		84,674

Plus: Deferred loan fees														469
Allowance for loan losses														(468)

Net Loans Receivable													$	84,675

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended March 31, 2019. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family dwellings, commercial real estate and commercial (not secured by real estate) loans at March 31, 2019 and June 30, 2018.

		March 31, 2019
		Construction		Land Acquisition & Development		Multi- family dwellings		Commercial Real Estate		Commercial

		(Dollars in Thousands)
Pass	$	2,108	$	384	$	3,191	$	3,800	$	475
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	2,108	$	384	$	3,191	$	3,800	$	475

		June 30, 2018
	Construction			Land Acquisition & Development Loans		Multi-family Residential		Commercial Real Estate		Commercial

		(Dollars in Thousands)

Pass	$	1,769	$	-	$	3,390	$	3,482	$	633
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	1,769	$	-	$	3,390	$	3,482	$	633

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended March 31, 2019 and June 30, 2018.

		March 31, 2019

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	75,689	$	3,000
Non-performing		229		-

Total	$	75,918	$	3,000

		June 30, 2018

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	72,002	$	3,163
Non-performing		235		-

Total	$	72,237	$	3,163

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

The Company had no unallocated loss allowance balances at March 31, 2019 and June 30, 2018.

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2019 and 2018. Activity in the allowance is presented for the three and nine months ended March 31, 2019 and 2018.

		For the three months ended March 31, 2019
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2018	$	373	$	25	$	10	$	18	$	39	$	33	$	3	$	501
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		6		8		-		(1)		(1)		(3)		-		9

Ending ALLL Balance at March 31, 2019	$	379	$	33	$	10	$	17	$	38	$	30	$	3	$	510

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		379		33		10		17		38		30		3		510

	$	379	$	33	$	10	$	17	$	38	$	30	$	3	$	510

		For the nine months ended March 31, 2019
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

				(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2018	$	356	$	24	$	-	$	18	$	35	$	31	$	4	$	468
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		23		9		10		(1)		3		(1)		(1)		42

Ending ALLL Balance at March 31, 2019	$	379	$	33	$	10	$	17	$	38	$	30	$	3	$	510

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		379		33		10		17		38		30		3		510

	$	379	$	33	$	10	$	17	$	38	$	30	$	3	$	510

		For the three months ended March 31, 2018
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

				(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2017	$	327	$	26	$	-	$	19	$	20	$	34	$	4	$	430
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		13		(1)		-		-		-		(2)		-		10

Ending ALLL Balance at March 31, 2018	$	340	$	25	$	-	$	19	$	20	$	32	$	4	$	440

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		340		25		-		19		20		32		4		440

	$	340	$	25	$	-	$	19	$	20	$	32	$	4	$	440

		For the nine months ended March 31, 2018
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2017	$	305	$	30	$	5	$	20	$	20	$	34	$	4	$	418
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		35		(5)		(5)		(1)		-		(2)		-		22

Ending ALLL Balance at March 31, 2018	$	340	$	25	$	-	$	19	$	20	$	32	$	4	$	440

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		340		25		-		19		20		32		4		440

	$	340	$	25	$	-	$	19	$	20	$	32	$	4	$	440

During the three months ended March 31, 2019, the primary changes to the ALLL were comprised of a $6 thousand increase attributable to 1-4 family loans and an $8 thousand increase attributable to construction loans which were partially offset by a $3 thousand decrease attributable to consumer loans.

During the nine months ended March 31, 2019, the ALLL associated with 1-4 family, construction and land acquisition and development loans increased $23 thousand, $9 thousand and $10 thousand, respectively. The primary reason for the changes in the ALLL balance for both periods of 2019, in total, and within the identified segments are volume related changes in applicable loan balances.

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

Loan Segment	03/31/2019 Factor	06/30/2018 Factor
1 – 4 family-permanent	0.47%	0.46%

11.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of March 31, 2019 and June 30, 2018.

			Weighted-	Stated interest
	Maturity range		average	rate range			March 31,		June 30,
Description	from	to	interest rate[3]	from	to		2019		2018
							(Dollars in Thousands)
Fixed	10/01/20	10/03/22	3.03%	2.95%	3.09%	$	15,000	$	-
Adjustable	10/01/20	10/01/21	2.47%	2.62%	2.86%		85,000		-

Total						$	100,000	$	-

Maturities of FHLB long-term advances at March 31, 2019, are summarized as follows:

Maturing During Fiscal Year Ended June 30:		Amount	Weighted- Average Interest Rate
		(Dollars in Thousands)
2019	$	-	-
2020		-	-
2021		65,000	2.73%
2022		30,000	2.89%
2023		5,000	3.09%
2024 and thereafter		-	-

Total	$	100,000	2.80%

The advances are not convertible or callable. The FHLB advances are secured by the Company’s FHLB stock, mortgage-backed and investment securities, and loans, and are subject to substantial prepayment penalties.

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018

	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$71,922	$171,403
Average balance	94,806	167,306
Maximum month-end balance	161,289	179,791
Average interest rate	2.42%	1.60%
Weighted-average rate	2.70%	2.12%

³	As of March 31, 2019

At March 31, 2019, the Company had remaining borrowing capacity with the FHLB of approximately $2.5 million.

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of March 31, 2019 and June 30, 2018, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		March 31, 2019
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$	-	$	106,530	$	-	$	106,530
Foreign debt securities (1)		-		26,448		-		26,448
Obligations of states and political subdivisions		-		1,627		-		1,627

	$	-	$	134,605	$	-	$	134,605

		June 30, 2018
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$	-	$	104,339	$	-	$	104,339
Foreign debt securities (1)		-		22,851		-		22,851
Obligations of states and political subdivisions		-		1,621		-		1,621

	$	-	$	128,811	$	-	$	128,811

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

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information. The Company had no Level I, Level II or Level III impaired loans at March 31, 2019 and June 30, 2018.

¹	U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	March 31, 2019
	Carrying Amount		Fair Value	Level I	Level II	Level III
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$4,204	$	4,204	$4,204	$-	$-
Certificates of deposit	1,346		1,346	1,346	-	-
Investment securities – available for sale	134,605		134,605	134,605	134,605	-
Investment securities – held to maturity	3,995		4,031	-	4,031	-
Mortgage-backed securities – held to maturity:
Agency	108,334		108,978	-	108,978	-
Private-label	936		941	-	-	941
Net loans receivable	88,846		88,395	-	-	88,395
Accrued interest receivable	1,279		1,279	1,279	-	-
FHLB stock	7,060		7,060	7,060	-	-
Bank owned life insurance	4,759		4,759	4,759	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$20,563	$	20,563	$20,563	$-	$-
Interest-earning checking accounts	24,512		24,512	24,512	-	-
Savings accounts	44,113		44,113	44,113	-	-
Money market accounts	20,114		20,114	20,114	-	-
Certificates of deposit	34,924		34,824	-	-	34,824
Advance payments by borrowers for taxes and insurance	1,706		1,706	1,706	-	-
FHLB advances – fixed rate	15,000		14,168	-	-	14,168
FHLB advances – variable rate	85,000		85,000	85,000	-	-
FHLB short-term advances	71,922		71,922	71,922	-	-
Accrued interest payable	799		799	799	-	-

	June 30, 2018
	Carrying Amount		Fair Value		Level I		Level II		Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$2,441	$	2,441	$	2,441	$	-	$	-
Certificates of deposit	350		350		350		-		-
Investment securities – available for sale	128,811		128,811		-		128,811		-
Investment securities – held to maturity	6,181		6,125		-		6,125		-
Mortgage-backed securities – held to maturity:
Agency	114,899		115,733		-		115,733		-
Private-label	958		1,111		-		-		1,111
Net loans receivable	84,675		84,319		-		-		84,319
Accrued interest receivable	1,225		1,225		1,225		-		-
FHLB stock	7,161		7,161		7,161		-		-
Bank owned life insurance	4,668		4,668		4,668		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest earning checking	$18,436	$	18,436	$	18,436	$	-	$	-
Interest-earning checking	24,459		24,459		24,459		-		-
Savings accounts	44,727		44,727		44,727		-		-
Money market accounts	21,087		21,087		21,087		-		-
Certificates of deposit	34,376		34,053		-		-		34,053
Advance payments by borrowers for taxes and insurance	1,938		1,938		1,938		-		-
FHLB short-term advances	171,403		171,403		171,403		-		-
Accrued interest payable	380		380		380		-		-

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2019

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2019.

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

FINANCIAL CONDITION

The Company’s assets totaled $356.4 million at March 31, 2019, as compared to $352.3 million at June 30, 2018. The $4.1 million or 1.2% increase in total assets was primarily comprised of a $5.8 million increase in investment securities available for sale, a $4.1 million increase in net loans receivable, a $1.8 million increase in cash and cash equivalents and a $996 thousand increase in certificates of deposit, which were partially offset by a $6.6 million decrease in mortgage-backed securities and a $2.2 million decrease in investment securities held-to-maturity. The increase in investment securities available for sale was the result of purchases of corporate and foreign bonds which more than offset the maturities and calls of this category of securities. The decrease in mortgage-backed securities was principally due to repayments of principal totaling $6.7 million and the decrease in investment securities held-to-maturity was the result of maturities and calls. The increase in net loans receivable was primarily attributable to an increase in the purchase of single-family owner occupied homes segment of the loan portfolio.

The Company’s total liabilities increased $2.8 million or 0.9% to $321.1 million as of March 31, 2019 from $318.3 million as of June 30, 2018. The $2.8 million increase in total liabilities was primarily comprised of a $909 thousand increase in total deposits, a $519 thousand net increase in FHLB advances, a $519 thousand increase in unfunded securities commitments, a $419 thousand increase in accrued interest payable and a $338 thousand increase in accrued income taxes. Non-interest bearing transaction accounts and certificates of deposit increased $5.5 million and $548 thousand, respectively, as of March 31, 2019 from June 30, 2018. Partially offsetting the increases in non-interest bearing transaction accounts and certificates of deposit was a $3.3 million or 13.5% decrease in interest bearing transaction accounts, a $614 thousand decrease in savings accounts and a $973 thousand decrease in money market transaction accounts. The overall increase in FHLB advances was the result of $15 million in long-term fixed rate and $85 million long-term variable rate FHLB advances partially offsetting a $99.5 million decrease in FHLB short-term advances. See also Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

Total stockholders’ equity increased $1.3 million or 3.76% to $35.3 million as of March 31, 2019, from $34.0 million as of June 30, 2018. The change to stockholders’ equity was primarily attributable to net income of $2.2 million, which was partially offset by cash dividends paid totaling $463 thousand and Treasury share purchases of $372 thousand.

RESULTS OF OPERATIONS

General. WVS reported net income of $747 million or $0.42 per share (diluted and basic) for the three months ended March 31, 2019 as compared to $634 thousand or $0.35 per share for the same period in 2018. The $113 thousand or 17.8% increase in net income during the three months ended March 31, 2019 was primarily attributable to a $168 thousand increase in net interest income and a $10 thousand decrease in non-interest expense, which were partially offset by a $33 thousand decrease in other non-interest income, and a $32 thousand increase in income tax expense. The increase in net interest income during the three months ended March 31, 2019 was attributable to a $676 thousand increase in interest income, which was partially offset by a $508 thousand increase in interest expense. The decrease in non-interest income for the three months ended March 31, 2019 was primarily attributable to a $26 thousand increase in impairment charges related to the Company’s private label mortgage-backed securities portfolio when compared to the same period in 2018. The increase in income tax expense for the quarter ended March 31, 2019 was primarily attributable to higher levels of taxable income when compared to the same period in 2018.

Net income for the nine months ended March 31, 2019 totaled $2.2 million or $1.22 per diluted share, as compared to $1.5 million or $0.84 per diluted share for the same period in 2018. The $646 thousand or 42.1% increase in net income during the nine months ended March 31, 2019 was primarily attributable to a $549 thousand increase in net interest income and a $183 thousand decrease in income tax expense, which were partially offset by a $20 thousand increase in the provision for loan losses and a $13 thousand increase in non-interest expense, when compared to the same period of 2018. The increase in net interest income during the nine month period was attributable to a $2.0 million increase in interest income, which was partially offset by a $1.4 million increase in interest expense. The decrease in non-interest income for the quarter ended March 31, 2019 was primarily attributable to higher impairment charges on the Company’s private label mortgage-backed securities portfolio, and lower revenues from ATM fee income, service charges on deposit accounts, and bank-owned life insurance, when compared to the same period in 2018. The increase in the provision for loan losses was primarily attributable to higher levels of loans for land acquisition and development, and commercial real estate, during the nine months ended March 31, 2019 compared to the same period of 2018. The decrease in income tax expense for the nine months ended March 31, 2019 was primarily the result of the absence of an additional $133 thousand federal income tax expense during the nine months ended March 31, 2018 due to the write down of the Company’s net deferred tax assets associated with the Tax Cuts and Jobs Act of 2017, which was partially offset by higher taxable income and the reduced corporate federal tax rate effective January 1, 2018.

Net Interest Income. The Company’s net interest income increased by $168 thousand or 10.1% for the three months ended March 31, 2019, when compared to the same period in 2018. The increase in net interest income was primarily attributable to a $676 thousand increase in interest income which was partially offset by a $508 thousand increase in interest expense. The $676 thousand increase in interest income during the three months ended March 31, 2019 was primarily attributable to higher average yields on the Company’s mortgage-backed securities, and higher average balances and yields on the Company’s investment and loan portfolios when compared to the same period in 2018. The $508 thousand increase in interest expense for the three months ended March 31, 2019 was primarily attributable to higher average market rates paid on FHLB borrowings, and time deposits, when compared to the same period in 2018.

For the nine months ended March 31, 2019, net interest income increased $549 thousand or 11.4% when compared to the same period in 2018. The increase in net interest income was primarily attributable to a $2.0 million increase in interest income, which was partially offset by a $1.4 million increase in interest expense. The increase in interest income was primarily the result of higher average yields on the Company’s investment and mortgage-backed securities, FHLB stock and loans and higher average balances of loans and investment securities outstanding, which were partially offset by lower average balances of mortgage-backed securities, certificates of deposit and FHLB stock, when compared to the same period in 2018. The increase in interest expense was primarily attributable to higher average market rates paid on FHLB borrowings and time deposits.

Interest Income. Interest income on net loans receivable increased $99 thousand or 13.2% and $253 thousand or 11.4% for the three and nine months ended March 31, 2019, respectively, when compared to the same periods in 2018. The increase for the quarter ended March 31, 2019 was primarily attributable to a $7.1 million increase in the average balance of net loans receivable and an increase of 15 basis points in the weighted average yield earned on net loans receivable compared to the same period in 2018. The increase for the nine months ended March 31, 2019 was primarily attributable to a $6.4 million increase in the average balance of net loans receivable and an increase of 11 basis points in the weighted average yield earned on net loans receivable when compared to the same period in 2018. For the three and nine months ended March 31, 2019, the increase in the average balance of loans outstanding was primarily attributable to loan originations in excess of repayments, while the increase in the average yield earned on net loans receivable was primarily attributable to higher market rates on new loans originated. During fiscal 2017, 2018 and into fiscal 2019, the Company enjoyed higher demand for single-family home purchase loans. Substantially all of our loan originations and purchases were fixed-rate loans with a mix of 15, 20, and 30 year terms.

Interest income on investment securities increased $422 thousand or 55.1% and $1.2 million or 57.1% for the three and nine months ended March 31, 2019, respectively, when compared to the same periods in 2018. The increase for the three months ended March 31, 2019 was primarily attributable to a $5.5 million increase in the average balance of investment securities outstanding and a 115 basis point increase in the weighted average yield on investment securities, when compared to the same period in 2018. The increase for the nine months ended March 31, 2019 was primarily attributable to an $8.5 million increase in the average balance of investment securities outstanding and an increase in the weighted average yield on investment securities of 104 basis points, when compared to the same period in 2018. The increase in the average balance of investments outstanding during both periods is attributable to the redeployment of mortgage-backed securities cash flows into floating rate corporate bonds. The increase in weighted average yields in 2019 was principally attributable to higher one-month dollar London Interbank Offered Rates (“LIBOR”) when compared to the same periods in 2018.

Interest income on mortgage-backed securities increased $173 thousand or 21.6% and $539 thousand or 24.0% for the three and nine months ended March 31, 2019, respectively, when compared to the same periods in 2018. The increase for the three months ended March 31, 2019 was primarily attributable to a 90 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, which more than offset a $10.9 million decrease in the average balance of U.S. Government agency mortgage-backed securities, when compared to the same period in 2018. The increase for the nine months ended March 31, 2019 was also primarily attributable to a 94 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, which more than offset a $13.2 million decline in the average balance of U.S. Government agency mortgage-backed securities, when compared to the same period in 2018. The decrease in the average balances of U.S. Government and agency private-label mortgage-backed securities during the three and nine months ended March 31, 2019 was attributable to principal paydowns during the periods. The mortgage-backed securities proceeds during both periods were primarily used to fund loan originations and purchases of floating rate corporate bonds in the investment portfolio. The increase in weighted average yields in 2019 was primarily attributable to higher three-month LIBOR when compared to the same periods in 2018.

Dividend income on FHLB stock decreased $7 thousand or 4.7% and increased $48 thousand or 14.9% for the three and nine months ended March 31, 2019, respectively, when compared to the same periods in 2018. The decrease for the three months ended March 31, 2019 was primarily attributable to a $552 decrease in the average balance of FHLB stock which was partially offset by a 28 basis point increase in the weighted average yield earned. The increase for the nine months ended March 31, 2019 was primarily attributable to a 122 basis point increase in the weighted average yield earned which was partially offset by a $302 decrease in the average balance of FHLB stock.

Interest income on certificates of deposit decreased $9 thousand or 56.3% for the three months ended March 31, 2019 when compared to the same period in 2018. The decrease for the quarter ended March 31, 2019 was primarily the result of a decrease in the average portfolio balance of certificates of deposit of $1.7 million. For the nine months ended March 31, 2019, interest income on certificates of deposits decreased by $58 thousand or 82.9% primarily as a result of a decrease in the average portfolio balance of certificates of deposit of $4.3 million, which was partially offset by a 60 basis point increase in the weighted average yield earned compared to the same period in 2018. During the three and nine months ended March 31, 2018, the Company redeployed maturing large dollar floating rate certificates of deposit to fund loan originations and purchases of floating rate corporate bonds in the investment portfolio.

Interest Expense. Interest paid on FHLB fixed-rate and variable-rate long term advances increased by $700 thousand and $1.3 million, respectively, for the three and nine months ended March 31, 2019 when compared to the same periods in 2018. The increases were primarily due to increases in the average balances of FHLB long-term advances during the three and nine months ended March 31, 2019 of $100 million and $64.0 million, respectively, when compared to the same periods in 2018. The decrease in interest expense on short-term FHLB advances for the three months ended March 31, 2019 was primarily attributable to a $116.2 million decrease in the average balance of FHLB short-term advances outstanding when compared to the same period in 2018. Interest expense on short-term borrowings during the nine months ended March 31, 2019 decreased by $108 thousand or 5.9% due to a decrease of $116.2 million in the average balance of these obligations, partially offset by a 96 basis point increase in rates paid compared to the same period of 2018. The Company reduced this funding source during the nine months ended March 31, 2019 periods by increasing FHLB long-term fixed and variable advances to better match expected cash flows from the Company’s investment, MBS and loan portfolios.

Interest expense on deposits increased $151 thousand and $237 thousand for the three and nine months ended March 31, 2019, respectively, when compared to the same periods in 2018. The increase in interest expense on deposits for the three months ended March 31, 2019 was primarily attributable to a 93 basis point increase in the weighted average rate paid on time deposits and a $14.4 million increase in the average balances of time deposits outstanding for the quarter ended March 31, 2019, when compared to the same period in 2018. For the nine months ended March 31, 2019, the $237 thousand increase in interest expense was primarily due to a $2.8 million increase in the average balance of time deposits outstanding and an 82 basis point increase in the weighted average rate paid on these time deposits when compared to the same period in 2018. The increase in the average balances of time deposits during both the three and nine months ended March 31, 2019 was primarily attributable to higher levels of short-term brokered deposits when compared to the same periods of 2018. From time to time the Company uses brokered deposits to fund investment purchases, or as an alternative to FHLB borrowings, if the cost of such deposits is less than other wholesale funding options.

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

During the three and nine months ending March 31, 2019, the ALLL increased $10 thousand and $42 thousand, respectively. For the three months ended March 31, 2019, the ALLL associated with 1 - 4 family real estate loans increased $6 thousand and the ALLL associated with construction loans increased $8 thousand, which were partially offset by a decrease of $2 thousand in the ALLL associated with the consumer loan segment. During the nine months ended March 31, 2019, the ALLL associated with 1 - 4 family real estate loans, construction and land acquisition and development loans increased by $23 thousand, $9 thousand and $10 thousand, respectively. The primary reason for the changes in the ALLL balances, both in total and within the identified segments, are changes in applicable loan balances.

At March 31, 2019, the Company’s total allowance for loan losses amounted to $510 thousand or 0.57% of the Company’s total loan portfolio, as compared to $468 thousand or 0.55% at June 30, 2018. At March 31, 2019, the Company’s non-performing loans totaled $229 thousand as compared to $235 thousand at June 30, 2018.

Non-Interest Income. The decreases in the non-interest income for the three and nine months ended March 31, 2019 were primarily attributable to a $26 thousand impairment charge related to the Company’s private label mortgage-backed securities portfolio recorded during the quarter ended March 31, 2019. In addition, non-interest income for the nine month period ended March 31, 2019 was impacted by lower revenues from ATM fee income and lower service charges on deposits, when compared to the same period of 2018.

Non-Interest Expense. Non-interest expense decreased $10 thousand or 1.1% for the three months ended March 31, 2019, when compared to the same period in 2018. This decrease was principally attributable to lower occupancy and equipment charges and lower other operating costs, which were partially offset by higher employee related costs when compared to the same period in 2018. Non-interest expense increased $13 thousand or 0.5% for the nine months ended March 31, 2019 when compared to the same period in 2018. This increase was due to higher employee related costs, data processing costs and ATM network expenses, which were partially offset by lower occupancy and equipment, federal deposit insurance premiums, correspondent bank service charges, and other operating expenses when compared to the same period in 2018.

Income Tax Expense. Income tax expense increased $32 thousand for the three months ended March 31, 2019, when compared to the same period in 2018 primarily as a result of the higher levels of taxable income. The decrease in income tax expense for the nine months ended March 31, 2019 was primarily the result of the absence of an additional $133 thousand federal income tax expense during the nine months ended March 31, 2018 due to the write down of the Company’s net deferred tax assets associated with the Tax Cuts and Jobs Act of 2017, which was partially offset by higher taxable income and the reduced corporate federal tax rate effective January 1, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $3.2 million during the nine months ended March 31, 2019. Net cash provided by operating activities was primarily comprised of net income of $2.2 million, a $419 thousand increase in accrued interest payable and a $271 thousand increase in accrued income taxes.

Funds used for investing activities totaled $2.0 million during the nine months ended March 31, 2019. Primary uses of funds during the nine months ended March 31, 2019 were purchases of investment securities available for sale totaling $40.7 million, purchases of loans totaling $7.2 million and purchases of certificates of deposit totaling $1.1 million. Primary sources of funds included proceeds from repayments of investment securities and mortgage-backed securities in the held-to-maturity portfolio totaling $2.2 million and $6.7 million, respectively, proceeds from repayments of investment securities in the available-for-sale portfolio totaling $33.5 million, and $1.4 million of proceeds on sales of investment securities available for sale and repayments of loans in excess of originations of $3.0 million.

Funds provided by financing activities totaled $593 thousand for the nine months ended March 31, 2019. The primary sources were a $100.0 million increase in FHLB long-term advances, a $593 thousand increase in savings and transaction accounts and a $548 thousand increase in certificates of deposits. These sources were partially offset by decreases of FHLB short-term advances totaling $99.5 million, cash dividends paid of $463 thousand, treasury stock purchases totaling $372 thousand and a $232 thousand decrease in advance payments by borrowers for taxes and insurance. Management believes that a significant portion of our local maturing deposits will remain with the Company. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at March 31, 2019 totaled $23.1 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At March 31, 2019, total approved loan commitments outstanding were $2.5 million. At the same date, commitments under unused lines of credit amounted to $6.0 million and the unadvanced portion of construction loans approximated $3.0 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $134.6 million at March 31, 2019. In addition the Company had $1.3 million of certificates of deposit at March 31, 2019. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On April 29, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share and a special cash dividend of $0.08 per share, both payable on May 23, 2019, to shareholders of record at the close of business on May 13, 2019. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of March 31, 2019, WVS Financial Corp. maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $35.7 million or 18.71%, $35.7 million or 18.71%, and $36.2 million or 19.00%, respectively, of total risk-weighted assets, and Tier I leverage capital of $35.7 million or 10.15% of average quarterly assets.

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

The Company’s nonperforming assets at March 31, 2019 totaled $229 thousand or 0.06% of total assets as compared to $235 thousand or 0.07% of total assets at June 30, 2018. Nonperforming assets at March 31, 2019 consisted of one single-family real estate loan. The loan is currently under a bankruptcy order and making payments as agreed.

The $6 thousand decrease in nonperforming assets during the nine months ended March 31, 2019 was primarily attributable to principal repayments.

During the three and nine months ended March 31, 2019, the Company collected $5 thousand and $11 thousand, respectively, of interest income on non-accrual loans. Approximately $5 thousand and $11 thousand, respectively, of interest income would have been recorded during the three and nine months ended March 31, 2019, on non-accrual loans if such loans had been current according to the original loan agreements for the entire periods. The Company continues to work with the borrowers in an attempt to cure the default and is also pursuing various legal avenues in order to collect on this loan.

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

	March 31,	June 30,
	2019	2018	2017
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$277,303	$270,356	$257,808
Interest-bearing liabilities maturing or repricing within one year	212,612	229,231	228,616

Interest sensitivity gap	$ 64,691	$ 41,125	$ 29,192

Interest sensitivity gap as a percentage of total assets	18.15%	11.67%	8.30%
Ratio of assets to liabilities maturing or repricing within one year	130.43%	117.94%	112.77%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at March 31, 2019. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$59,199	$59,201	$59,276	$51,445	$46,057	$42,828	$32,075
% of Total Assets	16.6%	16.6%	16.6%	14.4%	12.9%	12.0%	9.0%
Base Case Up 100 bp
Cumulative Gap ($’s)	$59,456	$59,692	$60,196	$53,060	$48,191	$45,369	$32,075
% of Total Assets	16.7%	16.8%	16.9%	14.9%	13.5%	12.7%	9.0%
Base Case No Change
Cumulative Gap ($’s)	$60,731	$62,139	$64,691	$60,535	$57,636	$54,718	$32,075
% of Total Assets	17.0%	17.4%	18.2%	17.0%	16.2%	15.4%	9.0%
Base Case Down 100 bp
Cumulative Gap ($’s)	$62,252	$65,009	$69,784	$68,419	$66,718	$64,698	$32,075
% of Total Assets	17.5%	18.2%	19.6%	19.2%	18.7%	18.2%	9.0%
Base Case Down 200 bp
Cumulative Gap ($’s)	$64,213	$68,627	$75,916	$76,974	$75,765	$72,225	$32,075
% of Total Assets	18.0%	19.3%	21.3%	21.6%	21.3%	20.3%	9.0%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2019. This analysis was done assuming that the interest-earning assets will average approximately $349 million and $351 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at March 31, 2019. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	March 31, 2020					March 31, 2021
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-22.7%	-10.8%	-	6.5%	13.8%	-30.7%	-14.4%	-	9.1%	19.0%
Return on average equity	4.50%	6.26%	7.84%	8.79%	9.84%	3.32%	5.63%	7.55%	8.72%	9.95%
Return on average assets	0.45%	0.63%	0.80%	0.90%	1.01%	0.34%	0.59%	0.81%	0.95%	1.10%
Market value of equity (in thousands)	$39,026	$43,255	$46,360	$46,991	$47,436

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed lines of credit, at March 31, 2019. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2019.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and land development loans	$2,923
Undisbursed lines of credit	$6,013
Loan origination commitments	$2,478

$11,414

In the ordinary course of its construction lending business, the Savings Bank may enter into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2019, the Savings Bank had no performance standby letters of credit outstanding. In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

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

During the quarter ended March 31, 2019, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended March 31, 2019.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
01/01/19 – 01/31/19	-	$-	-	28,411
02/01/19 – 02/28/19	-	$-	-	28,411
03/01/19 – 03/31/19	-	$-	-	28,411
Total	-	$-	-	28,411

(1)	All shares indicated were purchased under the Company’s reopened Eleventh Stock Repurchase Program.
(2)	Eleventh Stock Repurchase Program
(a)	Announced October 27, 2015.
(b)	100,800 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 28,411 common shares remaining to be purchased at March 31, 2019.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

	BY:	/s/ David J. Bursic
Date: May 14, 2019		David J. Bursic
President and Chief Executive Officer (Principal Executive Officer)

	BY:	/s/ Linda K. Butia
Date: May 14, 2019		Linda K. Butia
Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)