Form 10-Q
period 2019-09-30
WVS FINANCIAL CORP
filed 2019-11-13
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Shares outstanding as of November 8, 2019: 1,935,641 shares of Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	September 30, 2019	June 30, 2019
Assets
Cash and due from banks	$ 2,383	$ 1,849
Interest-earning demand deposits	4,930	2,530

Total cash and cash equivalents	7,313	4,379
Certificates of deposit	2,587	1,843
Investment securities available-for-sale (amortized cost of $134,586 and $132,673)	134,750	132,780
Investment securities held-to-maturity (fair value of $3,589 and $4,080)	3,495	3,995
Mortgage-backed securities held-to-maturity (fair value of $106,441 and $108,708)	106,316	108,331
Net loans receivable (allowance for loan losses of $538 and $548)	90,333	90,588
Accrued interest receivable	1,180	1,219
Federal Home Loan Bank (FHLB) stock, at cost	6,627	7,010
Premises and equipment, net	355	346
Bank owned life insurance	4,819	4,789
Deferred tax assets (net)	364	368
Other assets	434	170

TOTAL ASSETS	$ 358,573	$ 355,818

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 31,847	$ 19,770
Interest-earning checking	21,801	23,541
Savings accounts	42,478	43,740
Money market accounts	20,496	19,958
Certificates of deposit	42,020	37,361
Advance payments by borrowers for taxes and insurance	982	2,065

Total deposits	159,624	146,435
Federal Home Loan Bank advances: long-term – fixed rate	15,000	15,000
Federal Home Loan Bank advances: long-term – variable rate	85,000	85,000
Federal Home Loan Bank advances: short-term	59,554	70,828
Accrued interest payable	797	823
Other liabilities	1,960	1,683

TOTAL LIABILITIES	321,935	319,769

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued;	38	38
Additional paid-in capital	21,560	21,550
Treasury stock: 1,869,995 and 1,862,520 shares at cost, respectively	(28,382)	(28,269)
Retained earnings, substantially restricted	45,423	44,807
Accumulated other comprehensive income	63	15
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(2,064)	(2,092)

TOTAL STOCKHOLDERS’ EQUITY	36,638	36,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 358,573	$ 355,818

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$883	$804
Investment securities	1,081	1,022
Mortgage-backed securities	885	889
Certificates of deposit	15	2
Interest-earning demand deposits	1	3
FHLB Stock	122	112

Total interest and dividend income	2,987	2,832

INTEREST EXPENSE:
Deposits	250	123
Federal Home Loan Bank advances – long-term – fixed rate	114	-
Federal Home Loan Bank advances – long-term – variable rate	518	-
Federal Home Loan Bank advances – short-term	302	909

Total interest expense	1,184	1,032

NET INTEREST INCOME	1,803	1,800
PROVISION FOR LOAN LOSSES	(10)	19

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,813	1,781

NON-INTEREST INCOME:
Service charges on deposits	29	29
Earnings on Bank Owned Life Insurance	30	31
Investment securities losses	-	(2)
Other than temporary impairment (“OTTI”) losses	(1)	-
Portion of loss (gain) recognized in other comprehensive income (before taxes)	-	-

Net impairment loss recognized in earnings	(1)	-
ATM fee income	42	42
Other	10	10

Total non-interest income	110	110

NON-INTEREST EXPENSE:
Salaries and employee benefits	545	556
Occupancy and equipment	63	68
Data processing	57	58
Correspondent bank service charges	9	7
Federal deposit insurance premium	(23)	28
ATM Network expense	23	37
Other	173	147

Total non-interest expense	847	901

INCOME BEFORE INCOME TAXES	1,076	990
INCOME TAX EXPENSE	283	242

NET INCOME	$793	$748

EARNINGS PER SHARE:
Basic	$0.45	$0.42
Diluted	$0.45	$0.42

AVERAGE SHARES OUTSTANDING:
Basic	1,775,561	1,793,055
Diluted	1,775,561	1,793,272

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended
	September 30,
	2019	2018

NET INCOME	$793	$748

OTHER COMPREHENSIVE INCOME

Investment securities available for sale not other-than-temporarily impaired:
Gains arising during the year	57	122
Less: Income tax effect	(13)	(26)

	44	96
Losses recognized in earnings	-	2
Less: Income tax effect	-	-

	-	2

Unrealized holding gains on investment securities available for sale not other-than-temporarily impaired, net of tax	44	98

Investment securities held to maturity other-than-temporarily impaired:
Total losses	-	-
Losses recognized in earnings	1	-

Gains (losses) recognized in comprehensive income	-	-
Income tax effect	-	-

	1	-

Accretion of other comprehensive loss on other-than- temporarily impaired securities held to maturity	4	(39)
Less: Income tax effect	(1)	8

	3	(31)

Unrealized holding gains (losses) on other-than-temporarily impaired securities held to maturity, net of tax	3	(31)

Other comprehensive income	48	67

COMPREHENSIVE INCOME	$841	$815

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Income	Unallocated ESOP Shares	Total
Balance June 30, 2019	$ 38	$ 21,550	$ (28,269)	$ 44,807	$ 15	$ (2,092)	$ 36,049

Net income				793			793

Other comprehensive income					48		48

Purchase of treasury stock (7,475 shares)			(113)				(113)

Amortization of unallocated ESOP shares		10				28	38

Cash dividends declared ($0.10 per share)				(177)			(177)

Balance September 30, 2019	$ 38	$ 21,560	$ (28,382)	$ 45,423	$ 63	$ (2,064)	$ 36,638

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2018	$ 38	$ 21,516	$ (27,886)	$ 42,795	$ (188)	$ (2,258)	$ 34,017

Net income				748			748

Other comprehensive income					67		67

Purchase of treasury stock (2,000 shares)			(32)				(32)

Amortization of unallocated ESOP shares		9				39	48

Cash dividends declared ($0.08 per share)				(143)			(143)

Balance September 30, 2018	$ 38	$ 21,525	$ (27,918)	$ 43,400	$ (121)	$ (2,219)	$ 34,705

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES

Net income	$793	$748
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	(10)	19
Depreciation	6	15
Net impairment loss recognized in earnings	1	-
Amortization of discounts, premiums and deferred loan fees	24	70
Amortization of unallocated ESOP shares	38	48
Deferred income taxes	(9)	(17)
Increase in accrued income taxes	94	67
Earnings on bank owned life insurance	(30)	(31)
Decrease (increase) in accrued interest receivable	39	(15)
(Decrease) increase in accrued interest payable	(26)	11
Increase in deferred director compensation payable	12	11
Other, net	(95)	(23)

Net cash provided by operating activities	837	903

INVESTING ACTIVITIES

Available-for-sale:
Purchases of investment securities	(1,965)	(15,364)
Proceeds from sale of investments	-	1,364
Proceeds from repayments of investment securities	-	14,450
Held-to-maturity:
Proceeds from repayments of investment securities	500	1,125
Proceeds from repayments of mortgage-backed securities	2,024	4,861
Purchases of certificates of deposit	(1,092)	(100)
Maturities/redemptions of certificates of deposit	349	100
Purchase of loans	(2,377)	(2,382)
Net decrease in net loans receivable	2,665	1,246
Purchase of FHLB stock	(2,525)	(1,793)
Redemption of FHLB stock	2,908	2,351
Acquisition of premises and equipment	(15)	-

Net cash provided by investing activities	472	5,858

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	September 30,
	2019	2018
FINANCING ACTIVITIES

Net increase in transaction and savings accounts	$9,613	$10,599
Net increase (decrease) in certificates of deposit	4,659	(1,699)
Net decrease in advance payments by borrowers for taxes and insurance	(1,083)	(1,091)
Net decrease in FHLB short-term advances	(11,274)	(10,919)
Purchase of treasury stock	(113)	(32)
Cash dividends paid	(177)	(143)

Net cash provided by (used for) financing activities	1,625	(3,285)

Increase in cash and cash equivalents	2,934	3,476

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	4,379	2,441

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$7,313	$5,917

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and borrowings	$1,210	$1,021
Income taxes	198	193

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2019, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.	Recently Adopted Accounting Pronouncements

Accounting Standards Update (“ASU”) 2016-02, Leases. On July 1, 2019, we adopted the Accounting Standards Codification 842, Leases, and all the related amendments. This standard required lessees to recognize the assets and liabilities that arise from leases on the balance sheet. Adoption of the standard did not have a significant impact on our financial statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In November, 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which amended the effective date of ASU 2016-13 for entities other than public business entities (PBEs), by requiring non-PBEs to adopt the standard for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Therefore, the revised effective dates of ASU 2016-13 for PBEs that are SEC filers will be fiscal years beginning after December 15, 2019, including interim periods within those years, PBEs other than SEC filers will be for fiscal years beginning after December 15, 2020, including interim periods within those years, and all other entities (non-PBEs) will be for fiscal years beginning after December 15, 2021, including interim periods within those years. The ASU also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Rather, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The effective date and transition requirements for ASU 2018-19 are the same as those in ASU 2016-13, as amended by ASU 2018-19. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. Other miscellaneous updates to agree to the electronic Code of Federal Regulations also have been incorporated.

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

4.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended
	September 30,
	2019	2018
Weighted average common shares issued	3,805,636	3,805,636
Average treasury stock shares	(1,863,414)	(1,836,884)
Average unallocated ESOP shares	(166,661)	(175,697)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,775,561	1,793,055
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	217

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,775,561	1,793,272

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

As of September 30, 2019, all outstanding options had expired. At September 30, 2018 there were 77,019 options outstanding with an exercise price of $16.20 which were dilutive for the three month period.

5.	STOCK BASED COMPENSATION

The Company previously maintained the 2008 Stock Incentive Plan (the “Plan”), which was approved by shareholders in October 2008, permitted the grant of stock options or restricted shares to its directors and employees for up to 152,000 shares (up to 38,000 restricted shares may be issued). Option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vested over five years of continuous service and had ten-year contractual terms. The Plan expired by its terms in September 2018.

During the three months ended September 30, 2019 and 2018, the Company recorded no compensation expense related to our share-based compensation awards. As of September 30, 2019, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

There were no stock options exercised or issued during the three months ended September 30, 2019 and 2018.

6.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of investments are as follows:

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
September 30, 2019

AVAILABLE FOR SALE
Corporate debt securities	$	106,682	$	351	$	(206)	$	106,827
Foreign debt securities [1]		26,574		68		(49)		26,593
Obligations of states and political subdivisions		1,330		-		-		1,330

Total	$	134,586	$	419	$	(255)	$	134,750

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
September 30, 2019

HELD TO MATURITY
Obligations of states and political subdivisions	$	3,495	$	94	$	-	$	3,589

Total	$	3,495	$	94	$	-	$	3,589

1U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
June 30, 2019

AVAILABLE FOR SALE
Corporate debt securities	$	104,760	$	355	$	(207)	$	104,908
Foreign debt securities²		26,583		35		(75)		26,543
Obligations of states and political subdivisions		1,330		-		(1)		1,329

Total	$	132,673	$	390	$	(283)	$	132,780

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
June 30, 2019

HELD TO MATURITY
Obligations of states and political subdivisions	$	3,995	$	85	$	-	$	4,080

Total	$	3,995	$	85	$	-	$	4,080

There were no sales of investment securities for the three months ended September 30, 2019.

Proceeds from sales of investments during the quarter ended September 30, 2018 were $1.4 million and the Company recorded gross realized investment security losses of $2 thousand during this same period.

²U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

The amortized cost and fair values of debt securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$	15,433	$	118,513	$	640	$	-	$	134,586
Fair value		15,406		118,704		640		-		134,750

HELD TO MATURITY
Amortized cost	$	-	$	3,495	$	-	$	-	$	3,495
Fair value		-		3,589		-		-		3,589

At September 30, 2019 investment securities with amortized costs of $3.5 million and fair values of $3.6 million were pledged to secure borrowings with the Federal Home Loan Bank (FHLB) of Pittsburgh.

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

At September 30, 2019, the Company’s Agency CMOs totaled $105.5 million as compared to $107.4 million at June 30, 2019. The Company’s Private-Label CMOs totaled $837 thousand at September 30, 2019 as compared to $883 thousand at June 30, 2019. The $1.9 million decrease in the Agency CMO segment of our MBS portfolio was due to repayments on our Agency CMOs which totaled $1.9 million. During the three months ended September 30, 2019, the Company received principal payments totaling $49 thousand on its Private-Label CMOs. At September 30, 2019 and June 30, 2019, all of the Company’s MBS portfolio was comprised of adjustable or floating rate investments. All of the Company’s floating rate MBS adjust monthly based upon changes in the one month London Interbank Offered Rate (“LIBOR”). The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for Private-Label CMOs and there can be no assurance that any secondary market for Private-Label CMOs will develop. The Private-Label CMO portfolio had four previously recorded other-than-temporary impairments at September 30, 2019. During the three months ended September 30, 2019, the Company recorded an additional credit impairment charge of $1 thousand on its Private-Label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the Private-Label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s Private-Label CMO portfolio as of September 30, 2019. At the time of purchase, all of our Private-Label CMOs were rated in the highest investment category by at least two ratings agencies.

		At September 30, 2019
		Rating			Book Value	Fair Value³	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	N/A	Caa2	D	$483	$480	$214
126694KF4	CWHL SER 24 A15	NR	N/A	D	91	92	49
126694KF4	CWHL SER 24 A15	NR	N/A	D	183	185	97
126694MP0	CWHL SER 26 1A5	NR	N/A	D	80	86	41

					$837	$843	$401

³Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
September 30, 2019
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	105,479	$	831	$	(712)	$	105,598
Private-label		837		9		(3)		843

Total	$	106,316	$	840	$	(715)	$	106,441

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
June 30, 2019
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	107,448	$	954	$	(570)	$	107,832
Private-label		883		5		(12)		876

Total	$	108,331	$	959	$	(582)	$	108,708

The amortized cost and fair value of the Company’s mortgage-backed securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$	-	$	125	$	-	$	106,191	$	106,316
Fair value		-		127		-		106,314		106,441

At September 30, 2019, mortgage-backed securities with amortized costs of $105.4 million and fair values of $105.6 million were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $17.7 million of fair value was excess collateral. At June 30, 2019, mortgage-backed securities with an amortized cost of $107.4 million and fair values of $107.8 million, were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $2.4 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component, for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2019	$84	$(69)	$15

Other comprehensive income before reclassifications	44	3	47

Amounts reclassified from accumulated other comprehensive income (loss)	1	-	1

Net current-period other comprehensive income	45	3	48

Ending Balance – September 30, 2019	$129	$(66)	$63

	Three Months Ended September 30, 2018
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2018	$(10)	$(178)	$(188)

Other comprehensive income (loss) before reclassifications	96	(31)	65

Amounts reclassified from accumulated other comprehensive income (loss)	2	-	2

Net current-period other comprehensive income (loss)	98	(31)	67

Ending Balance – September 30, 2018	$88	$(209)	$(121)

9.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2019 and June 30, 2019.

		September 30, 2019

		Less Than Twelve Months		Twelve Months or Greater		Total

		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

		(Dollars in Thousands)
Corporate debt securities	$	12,042	$(22)	$19,493	$(184)	$31,535	$(206)
Foreign debt securities[4]		-	-	3,191	(49)	3,191	(49)
Obligations of states and political subdivisions		-	-	-	-	-	-
Collateralized mortgage obligations		20,544	(276)	22,100	(439)	42,644	(715)

Total		$32,586	$(298)	$44,784	$(672)	$77,370	$(970)

		June 30, 2019

		Less Than Twelve Months		Twelve Months or Greater		Total

		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

		(Dollars in Thousands)
Corporate debt securities		$11,728	$(86)	$17,077	$(121)	$28,805	$(207)
Foreign debt securities[4]		2,004	(2)	5,699	(73)	7,703	(75)
Obligations of states and political subdivisions		-	-	1,329	(1)	1,329	(1)
Collateralized mortgage obligations		24,368	(182)	18,614	(400)	42,982	(582)

Total		$38,100	$(270)	$42,719	$(595)	$80,819	$(865)

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

4U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

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

	Three Months Ended
	September 30,
	2019	2018
	(Dollars in Thousands)
Beginning balance	$248	$239
Initial credit impairment	-	-
Subsequent credit impairment	1	-
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-
Reductions for securities sold	-	-
Reduction for actual realized losses	(10)	(3)
Reduction for increase in cash flows expected to be collected	-	-

Ending Balance	$239	$236

During the three months ended September 30, 2019, the Company recorded a $1 thousand subsequent credit impairment charge and no non-credit unrealized holding losses to accumulated other comprehensive income. During the three months ended September 30, 2019, the Company accreted back out of other comprehensive income $4 thousand (net of income tax effect of $1 thousand), based on principal repayments on Private-Label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the September 30, 2019 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

The Company had investments in 46 positions that were temporarily impaired at September 30, 2019. Based on its analysis, management has concluded that three Private-Label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

10.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of September 30, 2019 and June 30, 2019.

		September 30, 2019			June 30, 2019
		Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

		(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$	77,959	$-	$77,959	$76,789	$-	$76,789
Construction		1,276	-	1,276	2,907	-	2,907
Land acquisition & development		441	-	441	694	-	694
Multi-family dwellings		3,047	-	3,047	3,123	-	3,123
Commercial		4,195	-	4,195	3,727	-	3,727

Consumer Loans
Home equity		1,016	-	1,016	906	-	906
Home equity lines of credit		1,948	-	1,948	1,953	-	1,953
Other		115	-	115	112	-	112

Commercial Loans		378	-	378	418	-	418

	$	90,375	$-	$90,375	$90,629	$-	$90,629

Plus: Deferred loan costs		496			507
Allowance for loan losses		(538)			(548)

Total	$	90,333			$90,588

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

As of September 30, 2019 and June 30, 2019, there were no loans considered to be impaired.

Total nonaccrual loans as of September 30, 2019 and June 30, 2019 and the related interest income recognized for the three months ended September 30, 2019 and September 30, 2018 are as follows:

		September 30, 2019		June 30, 2019
(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$	-	$	225
Construction		-		-
Land acquisition & development		-		-
Commercial real estate		-		-
Home equity lines of credit		-		-

Total	$	-	$	225

During the quarter ended September 30, 2019, the Company’s one non-performing asset consisting of a single-family real estate loan was discharged from bankruptcy and was not delinquent at September 30, 2019.

		Three Months Ended
		September 30, 2019		September 30, 2018
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	185	$	234
Construction		-		-
Land acquisition & development		-		-
Commercial real estate		-		-
Home equity lines of credit		-		-

Total	$	185	$	234

Income that would have been recognized	$	2	$	3
Interest income recognized	$	2	$	3
Interest income foregone	$	-	$	-

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

During the three months ended September 30, 2019 and 2018, there were no troubled debt restructurings, and no troubled debt restructurings that subsequently defaulted.

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

Effective December 13, 2006, the Federal Deposit Insurance Corporation (“FDIC”), in conjunction with the other federal banking agencies adopted a Revised Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”). The revised policy statement revised and replaced the banking agencies’ 1993 policy statement on the ALLL. The revised policy statement provides that an institution must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The banking agencies also revised the policy to ensure consistency with generally accepted accounting principles (“GAAP”). The revised policy statement updates the previous guidance that describes the responsibilities of the board of directors, management, and bank examiners regarding the ALLL, factors to be considered in the estimation of the ALLL, and the objectives and elements of an effective loan review system.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 2019, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2019 and June 30, 2019:

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
September 30, 2019
First mortgage loans:
1 – 4 family dwellings	$	77,959	$	-	$	-	$	-	$	-	$	-	$	77,959
Construction		1,276		-		-		-		-		-		1,276
Land acquisition & development		441		-		-		-		-		-		441
Multi-family dwellings		3,047		-		-		-		-		-		3,047
Commercial		4,195		-		-		-		-		-		4,195

Consumer Loans:
Home equity		1,016		-		-		-		-		-		1,016
Home equity lines of credit		1,948		-		-		-		-		-		1,948
Other		115		-		-		-		-		-		115

Commercial Loans		378		-		-		-		-		-		378

	$	90,375	$	-	$	-	$	-	$	-	$	-		90,375

Deferred loan costs														496
Allowance for loan losses														(538)

Net Loans Receivable													$	90,333

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
June 30, 2019
First mortgage loans:
1 – 4 family dwellings	$	76,564	$	-	$	-	$	-	$	225	$	225	$	76,789
Construction		2,907		-		-		-		-		-		2,907
Land acquisition & development		694		-		-		-		-		-		694
Multi-family dwellings		3,123		-		-		-		-		-		3,123
Commercial		3,727		-		-		-		-		-		3,727

Consumer Loans
Home equity		906		-		-		-		-		-		906
Home equity lines of credit		1,953		-		-		-		-		-		1,953
Other		112		-		-		-		-		-		112

Commercial Loans		418		-		-		-		-		-		418

	$	90,404	$	-	$	-	$	-	$	225	$	225		90,629

Deferred loan costs														507
Allowance for loan losses														(548)

Net Loans Receivable													$	90,588

Credit quality information

The following tables represent credit exposure by internally assigned grades for the periods ended September 30, 2019 and June 30, 2019. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at September 30, 2019 and June 30, 2019.

		September 30, 2019
		Construction		Land Acquisition & Development Loans		Multi- family Residential		Commercial Real Estate		Commercial

		(Dollars in Thousands)
Pass	$	1,276	$	441	$	3,047	$	4,195	$	378
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	1,276	$	441	$	3,047	$	4,195	$	378

		June 30, 2019
	Construction			Land Acquisition & Development Loans		Multi-family Residential		Commercial Real Estate		Commercial

		(Dollars in Thousands)

Pass	$	2,907	$	694	$	3,123	$	3,727	$	418
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	2,907	$	694	$	3,123	$	3,727	$	418

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended September 30, 2019 and June 30, 2019.

		September 30, 2019

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	77,959	$	3,079
Non-performing		-		-

Total	$	77,959	$	3,079

		June 30, 2019

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	76,564	$	2,971
Non-performing		225		-

Total	$	76,789	$	2,971

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

The Company had no unallocated loss allowance balance at September 30, 2019.

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2019 and 2018. Activity in the allowance is presented for the three months ended September 30, 2019 and 2018.

		As of September 30, 2019
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2019	$	405	$	46	$	10	$	17	$	37	$	30	$	3	$	548
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		7		(17)		(4)		-		5		-		(1)		(10)

Ending ALLL Balance at September 30, 2019	$	412	$	29	$	6	$	17	$	42	$	30	$	2	$	538

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		412		29		6		17		42		30		2		538

	$	412	$	29	$	6	$	17	$	42	$	30	$	2	$	538

		As of September 30, 2018
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2018	$	356	$	24	$	-	$	18	$	35	$	31	$	4	$	468
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		7		5		10		-		(3)		1		(1)		19

Ending ALLL Balance at September 30, 2018	$	363	$	29	$	10	$	18	$	32	$	32	$	3	$	487

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		363		29		10		18		32		32		3		487

	$	363	$	29	$	10	$	18	$	32	$	32	$	3	$	487

During the quarter ended September 30, 2019, the ALLL decreased $10 thousand primarily due to lower levels of construction and land acquisition and development loans.

During the three months ended September 30, 2018 the Company’s ALLL increased by $19 thousand. This increase in the ALLL was primarily attributable to increases in the ALLL associated with the following segments: land acquisition and development, 1 – 4 family and construction. These increases were $10 thousand, $7 thousand and $5 thousand, respectively. Changes to the ALLL within a particular loan segment during the quarter ended September 30, 2018, were primarily due to changes in associated loan balances.

11.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of September 30, 2019.

			Weighted-	Stated interest
	Maturity range		average	rate range			September 30,		June 30,
Description	from	to	interest rate[5]	from	to		2019		2019
							(Dollars in Thousands)
Fixed	10/01/20	10/03/22	3.03%	2.95%	3.09%	$	15,000	$	15,000
Adjustable	10/01/20	10/01/21	2.31%	2.18%	2.38%		85,000		85,000

Total						$	100,000	$	100,000

5As	of September 30, 2019

Maturities of FHLB long-term advances at September 30, 2019, are summarized as follows:

Maturing During Fiscal Year Ended June 30:		Amount	Weighted- Average Interest Rate
		(Dollars in Thousands)
2020	$	-	-
2021		65,000	2.33%
2022		30,000	2.49%
2023		5,000	3.09%
2024		-	-
2025 and thereafter		-	-

Total	$	100,000	2.41%

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of September 30, 2019 and June 30, 2019:

	September 30, 2019	June 30, 2019

	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$59,554	$70,828
Average balance	49,054	81,556
Maximum month-end balance	59,554	161,289
Average interest rate	2.46%	2.45%
Weighted-average rate	2.08%	2.46%

At September 30, 2019, the Company had remaining borrowing capacity with the FHLB of approximately $12.2 million.

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of September 30, 2019 and June 30, 2019, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		September 30, 2019
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$	-	$	106,827	$	-	$	106,827
Foreign debt securities [6]		-		26,593		-		26,593
Obligations of states and political subdivisions		-		1,330		-		1,330

	$	-	$	134,750	$	-	$	134,750

		June 30, 2019
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$	-	$	104,908	$	-	$	104,908
Foreign debt securities [6]		-		26,543		-		26,543
Obligations of states and political subdivisions		-		1,329		-		1,329

	$	-	$	132,780	$	-	$	132,780

6U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	September 30, 2019
	Carrying Amount		Fair Value	Level I	Level II	Level III
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$7,313	$	7,313	$7,313	$-	$-
Certificates of deposit	2,587		2,587	2,587	-	-
Investment securities – held to maturity	3,495		3,589	-	3,589	-
Mortgage-backed securities – held to maturity:
Agency	105,479		105,598	-	105,598	-
Private-label	837		843	-	-	843
Net loans receivable	90,333		93,794	-	-	93,794
Accrued interest receivable	1,180		1,180	1,180	-	-
FHLB stock	6,627		6,627	6,627	-	-
Bank owned life insurance	4,819		4,819	4,819	-	-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$31,847	$	31,847	$31,847	$-	$-
Interest-earning checking	21,801		21,801	21,801	-	-
Savings accounts	42,478		42,478	42,478	-	-
Money market accounts	20,496		20,496	20,496	-	-
Certificates of deposit	42,020		42,059	-	-	42,059
Advance payments by borrowers for taxes and insurance	982		982	982	-	-
FHLB advances – fixed rate	15,000		14,735	-	-	14,735
FHLB advances – variable rate	85,000		85,000	85,000
FHLB short-term advances	59,554		59,554	59,554	-	-
Accrued interest payable	797		797	797	-	-

	June 30, 2019
	Carrying Amount		Fair Value		Level I		Level II		Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$4,379	$	4,379	$	4,379	$	-	$	-
Certificates of deposit	1,843		1,843		1,843		-		-
Investment securities – held to maturity	3,995		4,080		-		4,080		-
Mortgage-backed securities – held to maturity:
Agency	107,448		107,832		-		107,832		-
Private-label	883		876		-		-		876
Net loans receivable	90,588		92,062		-		-		92,062
Accrued interest receivable	1,219		1,219		1,219		-		-
FHLB stock	7,010		7,010		7,010		-		-
Bank owned life insurance	4,789		4,789		4,789		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$19,770	$	19,770	$	19,770	$	-	$	-
Interest-earning checking	23,541		23,541		23,541		-		-
Savings accounts	43,740		43,740		43,740		-		-
Money market accounts	19,958		19,958		19,958		-		-
Certificates of deposit	37,361		37,359		-		-		37,359
Advance payments by borrowers for taxes and insurance	2,065		2,065		2,065		-		-
FHLB advances – fixed rate	15,000		14,323		-		-		14,323
FHLB advances – variable rate	85,000		85,000		85,000		-		-
FHLB short-term advances	70,828		70,828		70,828		-		-
Accrued interest payable	823		823		823		-		-

All financial instruments included in the above tables, with the exception of net loans receivable, certificates of deposit liabilities, and FHLB advances – fixed rate, are carried at cost, which approximates the fair value of the instruments.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2019.

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

FINANCIAL CONDITION

The Company’s assets totaled $358.6 million at September 30, 2019, as compared to $355.8 million at June 30, 2019. The $2.8 million or 0.8% increase in total assets was primarily due to a $2.4 million increase in interest-earning demand deposits, a $2.0 million increase in investment securities and a $744 thousand increase in certificates of deposit, which were partially offset by a $2.0 million decrease in mortgage-backed securities and a $500 thousand decrease in investment securities held to maturity. The increase in interest-earning demand deposits is associated with higher liquidity needs associated with seasonal demand deposits by local tax collectors and higher levels of loan commitments. The increase in investment securities available for sale was primarily the result of purchases of investment-grade corporate bonds totaling $2.0 million. The decrease in mortgage-backed securities was principally due to repayments totaling $2.0 million and the decrease in investment securities held to maturity was the result of maturities and calls totaling $500 thousand.

The Company’s total liabilities increased $2.2 million or 0.7% to $321.9 million as of September 30, 2019 from $319.8 million as of June 30, 2019. The increase in total liabilities was primarily comprised of a $13.2 million or 9.0% increase in total deposits, partially offset by an $11.3 million decrease in Federal Home Loan Bank (“FHLB”) short-term advances. The increase in total deposits was primarily attributable to increases in non-interest bearing accounts and certificates of deposit of $12.1 million and $4.7 million, respectively. Management believes that the increase in non-interest bearing deposits was primarily attributable to seasonal deposits of local real estate tax collectors and the increase in certificates of deposit was primarily the result of higher levels of wholesale certificates of deposits (“CDs”) issued. The decrease in FHLB short-term borrowings was primarily funded by the increase in non-interest earning deposits as part of the Company’s overall funding strategy. See also Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

Total stockholders’ equity increased $589 thousand or 1.6% to $36.6 million as of September 30, 2019, from $36.0 million as of June 30, 2019. The changes to stockholders’ equity were primarily attributable to net income of $793 thousand, which was partially offset by cash dividends paid totaling $177 thousand and the purchase $113 thousand of Treasury shares.

RESULTS OF OPERATIONS

General. WVS reported net income of $793 thousand or $0.45 earnings per share (basic and diluted) for the three months ended September 30, 2019. Net income increased by $45 thousand or 6.0% and earnings per share (basic and diluted) increased $0.03 or 7.1% for the three months ended September 30, 2019, when compared to the same period in 2018. The increase in net income for the three months ended September 30, 2019 was primarily attributable to a $29 thousand decrease in the provision for loan losses, a $54 thousand decrease in non-interest expense and a $3 thousand increase in net interest income, which were partially offset by a $41 thousand increase in income tax expense.

Net Interest Income. The Company’s net interest income increased by $3 thousand or 0.2% for the three months ended September 30, 2019, when compared to the same period in 2018. The increase in net interest income is attributable to a $155 thousand increase in interest and dividend income, which was partially offset by a $152 thousand increase in interest expense. The increase in interest and dividend income during the three months ended September 30, 2019 was primarily attributable to higher yields earned on the Company’s investment and mortgage-backed securities, FHLB Stock and net loans, when compared to the same period in 2018. The increase in interest expense during the three months ended September 30, 2019, was primarily attributable to higher market interest rates paid on FHLB advances and time deposits as well as higher average balances of time deposits, when compared to the same period in 2018.

Interest Income. Interest income on net loans receivable increased $79 thousand or 9.8% for the three months ended September 30, 2019, when compared to the same period in 2018. The increase for the quarter ended September 30, 2019 was primarily attributable to a $5.8 million increase in the average balance of net loans receivable, and a 10 basis point increase in average portfolio yield, when compared to the same period in 2018. The increase in the average balance of loans outstanding was primarily attributable to increased loan originations and purchases which were in excess of repayments. During fiscal 2019 and into fiscal 2020, the Company enjoyed higher demand for single-family home purchase loans. Substantially all of our loan originations and purchases were fixed-rate with a mix of 15, 20, and 30 year terms.

Interest income on investment securities increased $59 thousand or 5.8% for the three months ended September 30, 2019, when compared to the same period in 2018. The increase for the three months ended September 30, 2019 was primarily attributable to $2.6 million increase in the average balance of investment securities, and a 15 basis point increase in the weighted average yield, when compared to the same period in 2018.

Interest income on mortgage-backed securities decreased $4 thousand or 0.4% for the three months ended September 30, 2019, when compared to the same period in 2018. The decrease for the three months ended September 30, 2019 was primarily attributable to a $5.8 million decrease in the average balance of U.S. Government agency mortgage-backed securities which was partially offset by a 10 basis point increase in the weighted average yield earned on U.S. Government agency mortgage-backed securities, when compared to the same period in 2018. The decrease in the average balances of U.S. Government agency and private-label mortgage-backed securities during the three months ended September 30, 2019 was attributable to principal pay-downs of U.S. Government agency and private-label mortgage-backed securities, when compared to the same period in 2018.

Interest income on bank certificates of deposit increased $13 thousand for the three months ended September 30, 2019 when compared to the same period in 2018. The increase for the three months ended September 30, 2019 was primarily attributable to a $2.0 million increase in the average balance of certificates of deposit.

Interest income on FHLB stock increased $10 thousand or 8.9% for the three months ended September 30, 2019 when compared to the same period in 2018. The increase for the three months ended September 30, 2019 was primarily attributable to a 93 basis point increase in the weighted average yield earned which was partially offset by $340 thousand decrease in the average balance of FHLB stock held.

Interest Expense. Interest paid on FHLB short-term advances decreased $607 thousand or 66.8% for the three months ended September 30, 2019, when compared to the same period in 2018. The decrease for the three months ended September 30, 2019 was primarily attributable to a $110 million decrease in the average balance of FHLB short-term advances outstanding, partially offset by a 16 basis point increase in the weighted average rate paid on FHLB short-term advances. The increase in rates paid on FHLB short-term borrowings were consistent with increases in short-term market interest rates.

Interest paid on FHLB long-term advances increased $632 thousand for the three months ended September 30, 2019, when compared to the same period in 2018. The increase for the three months ended September 30, 2019 was primarily attributable to a $100.0 million increase in the average balance of FHLB long-term advances outstanding. The proceeds from the FHLB long-term advances were used to repay the FHLB short-term advances. The increase in FHLB long-term advances reflects a shift from FHLB short-time advances to FHLB long-term advances on part of the Company’s asset/liability management strategy.

Interest expense on deposits increased $127 thousand or 103.3% for the three months ended September 30, 2019, when compared to the same period in 2018. The increase in interest expense on deposits for the three months ended September 30, 2019 was primarily attributable to a $14.9 million increase in the average balance of time deposits and a 64 basis point increase in the weighted average rate paid on time deposits. These increases in time deposits were partially offset by decreases in the average balances of savings and interest-earning checking deposits of $1.2 million and $1.3 million, respectively, when compared to the same period in 2018. The increase in time deposits was primarily due to increases in brokered CDs issued. The decreases in savings and interest-earning checking deposits reflected seasonal customer withdrawals associated with the payment of local real estate taxes.

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

Provision for loan losses decreased $29 thousand for the three months ended September 30, 2019, when compared to the same period in 2018. The decrease in the provision for loan losses for the three months ended September 30, 2019 was primarily due to lower levels of construction and land acquisition and development loans when compared to the same period in 2018. At September 30, 2019, the Company’s total allowance for loan losses amounted to $538 thousand or 0.60% of the Company’s total loan portfolio, as compared to $548 thousand and 0.60% at June 30, 2019. At September 30, 2019, the Company had no non-performing loans compared to $225 thousand at June 30, 2019.

Non-Interest Income. For the three months ended September 30, 2019 non-interest income was unchanged when compared to the same period in 2018.

Non-Interest Expense. Non-interest expense decreased $54 thousand or 6.0% for the three months ended September 30, 2019, when compared to the same period in 2018. This decline was primarily due to a $51 thousand decrease in federal deposit insurance premium expense resulting from the application of Small Bank Assessment Credits by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC will provide small banks (those with consolidated assets of less than $10 billion) assessment credits after the Deposit Insurance Fund ratio reaches, and remains at, 1.38 percent. The Bank’s remaining future credits totaled approximately $64 thousand at September 30, 2019.

Income Tax Expense. Income tax expense increased $41 thousand for the three months ended September 30, 2019, when compared to the same period in 2018. The increase for the three months ended September 30, 2019 was primarily due to higher levels of taxable income, when compared to the same period in 2018.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $837 thousand during the three months ended September 30, 2019. Net cash provided by operating activities was primarily comprised of net income totaling $793 thousand and a $39 thousand increase in accrued interest payable.

Net cash provided by investing activities totaled $472 thousand for the three months ended September 30, 2019. Primary sources of funds from investing activities during the three months ended September 30, 2019 included a net decrease in loans receivable of $2.7 million, $2.0 million of repayments of mortgage-backed securities, $500 thousand of repayments of investment securities held to maturity and $2.9 million from redemptions of FHLB stock and proceeds from matured certificates of deposit totaling $349 thousand. Primary uses of funds for investing activities during the three months ended September 30, 2019 included $2.4 million for the purchase of loans, purchases of investment securities available for sale totaling $2.0 million, purchases of FHLB stock totaling $2.5 million, and purchases of certificates of deposit totaling $1.1 million.

Funds provided by financing activities totaled $1.6 million for the three months ended September 30, 2019. Primary sources of funds provided by financing activities were increases in transaction accounts and certificates of deposit of $9.6 million and $4.7 million, respectively.

The increase in transaction accounts was primarily attributable to the seasonally higher volumes of local tax collector deposits. The increase in certificates of deposit at September 30, 2019 was due principally to higher levels of wholesale CDs issued. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at September 30, 2019 totaled $37.1 million, including $10.0 million of wholesale time deposits.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At September 30, 2019, total approved loan commitments outstanding were $4.5 million. At the same date, commitments under unused lines of credit amounted to $5.3 million and the unadvanced portion of construction loans approximated $2.8 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $134.8 million at September 30, 2019. In addition, the Company had $2.6 million of certificates of deposit at September 30, 2019. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On October 29, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on November 21, 2019, to shareholders of record at the close of business on November 11, 2019. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of September 30, 2019, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $36.6 million or 19.16%, $36.6 million or 19.16%, and $37.2 million or 19.47%, respectively, of total risk-weighted assets, and Tier I leverage capital of $36.6 million or 10.33% of average quarterly assets.

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

During the quarter ended September 30, 2019, the Company’s one non-performing asset, consisting of a single-family real estate loan, was discharged from bankruptcy. The loan was not delinquent at September 30, 2019. Accordingly, the Company had no non-performing assets at September 30, 2019 compared to $225 thousand or 0.06% of total assets at June 30, 2019.

During the three months ended September 30, 2019, the Company collected $2 thousand of interest income on non-accrual loans.

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

During the fiscal years 2013-2019 and into fiscal year 2020, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve, continued above normal levels of monetary accommodation including quantitative easing and targeted asset purchase programs. The desired outcomes of these programs are to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.

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

	September 30,	June 30,
	2019	2019	2018
	Dollars in Thousands
Interest-earning assets maturing or repricing within one year	$281,587	$282,429	$270,356
Interest-bearing liabilities maturing or repricing within one year	209,788	214,916	229,231

Interest sensitivity gap	$71,799	$67,513	$41,125

Interest sensitivity gap as a percentage of total assets	20.02%	18.97%	11.67%
Ratio of assets to liabilities maturing or repricing within one year	134.22%	131.41%	117.94%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at September 30, 2019. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$67,939	$64,992	$62,011	$56,227	$51,385	$47,333	$30,732
% of Total Assets	18.9%	18.1%	17.3%	15.7%	14.3%	13.2%	8.6%
Base Case Up 100 bp
Cumulative Gap ($’s)	$68,564	$66,200	$64,243	$60,025	$55,919	$52,268	$30,732
% of Total Assets	19.1%	18.5%	17.9%	16.7%	15.6%	14.6%	8.6%
Base Case No Change
Cumulative Gap ($’s)	$70,805	$70,440	$71,800	$70,865	$68,790	$65,651	$30,732
% of Total Assets	19.7%	19.6%	20.0%	19.8%	19.2%	18.3%	8.6%
Base Case Down 100 bp
Cumulative Gap ($’s)	$71,911	$72,498	$75,290	$76,685	$75,547	$71,556	$30,732
% of Total Assets	20.1%	20.2%	21.0%	21.4%	21.1%	20.0%	8.6%
Base Case Down 200 bp
Cumulative Gap ($’s)	$72,512	$73,612	$77,151	$79,397	$78,375	$73,544	$30,732
% of Total Assets	20.2%	20.5%	21.5%	22.1%	21.9%	20.5%	8.6%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2019. This analysis was done assuming that the interest-earning assets will average approximately $346 million and $348 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at September 30, 2019. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	September 30, 2020					September 30, 2021
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-25.2%	-12.4%	-	8.1%	16.4%	-32.6%	-16.0%	-	10.8%	21.4%
Return on average equity	3.46%	5.23%	6.93%	8.01%	9.13%	2.50%	4.71%	6.73%	8.03%	9.26%
Return on average assets	0.36%	0.54%	0.73%	0.84%	0.96%	0.26%	0.50%	0.74%	0.89%	1.04%
Market value of equity (in thousands)	$36,846	$40,743	$44,664	$46,375	$47,308

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at September 30, 2019. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2019.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and development loans	$2,785
Undisbursed lines of credit	$5,276
Loan origination commitments	$4,486

$12,547

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2019, the Savings Bank had no performance standby letters of credit outstanding. In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank’s policy is to maintain adequate collateral that could be liquidated to fund such contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

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

During the quarter ended September 30, 2019, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

(a)The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b)Not applicable.

ITEM 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended September 30, 2019.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
07/01/19 – 07/31/19	-	-	-	27,731
08/01/19 – 08/31/19	-	-	-	27,731
09/01/19 – 09/30/19	7,475	15.12	7,475	20,256
Total	7,475	15.12	7,475	20,256

(1)	All shares indicated were purchased under the Company’s reopened Eleventh Stock Repurchase Program.
(2)	Eleventh Stock Repurchase Program
(a)	Announced October 27, 2015.
(b)	100,800 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 20,256 common shares remaining to be purchased at September 30, 2019.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

November 13, 2019	BY:	/s/ David J. Bursic
Date		David J. Bursic
President and Chief Executive Officer (Principal Executive Officer)

November 13, 2019	BY:	/s/ Linda K. Butia
Date		Linda K. Butia
Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)