Form 10-Q
period 2019-12-31
WVS FINANCIAL CORP
filed 2020-02-13
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Shares outstanding as of February 12, 2020: 1,935,641 shares of Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands, except share and per share data)

	December 31, 2019	June 30, 2019
Assets
Cash and due from banks	$ 2,766	$ 1,849
Interest-earning demand deposits	276	2,530

Total cash and cash equivalents	3,042	4,379
Certificates of deposit	1,591	1,843
Investment securities available-for-sale (amortized cost of $137,541 and $132,673)	138,060	132,780
Investment securities held-to-maturity (fair value of $3,578 and $4,080)	3,495	3,995
Mortgage-backed securities held-to-maturity (fair value of $104,121 and $108,708)	103,956	108,331
Net loans receivable (allowance for loan losses of $530 and $548)	91,340	90,588
Accrued interest receivable	1,052	1,219
Federal Home Loan Bank (FHLB) stock, at cost	6,974	7,010
Premises and equipment, net	474	346
Bank owned life insurance	4,849	4,789
Deferred tax assets (net)	262	368
Other assets	153	170

TOTAL ASSETS	$ 355,248	$ 355,818

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 18,113	$ 19,770
Interest-earning checking accounts	22,726	23,541
Savings accounts	42,719	43,740
Money market accounts	20,238	19,958
Certificates of deposit	41,888	37,361
Advance payments by borrowers for taxes and insurance	1,447	2,065

Total deposits	147,131	146,435
Federal Home Loan Bank advances: short-term	68,030	70,828
Federal Home Loan Bank advances: long-term – fixed rate	15,000	15,000
Federal Home Loan Bank advances: long-term – variable rate	85,000	85,000
Accrued interest payable	788	823
Other liabilities	1,786	1,683

TOTAL LIABILITIES	317,735	319,769

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued	38	38
Additional paid-in capital	21,568	21,550
Treasury stock: 1,869,995 and 1,862,520 shares at cost, respectively	(28,382)	(28,269)
Retained earnings, substantially restricted	45,973	44,807
Accumulated other comprehensive income	347	15
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(2,031)	(2,092)

TOTAL STOCKHOLDERS’ EQUITY	37,513	36,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 355,248	$ 355,818

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$ 871	$ 825	$ 1,754	$ 1,628
Investment securities	997	1,066	2,078	2,088
Mortgage-backed securities	757	927	1,642	1,816
Certificates of deposit	15	3	30	5
Interest-earning demand deposits	1	6	2	9
FHLB Stock	130	116	252	228

Total interest and dividend income	2,771	2,943	5,758	5,774

INTEREST EXPENSE:
Deposits	232	129	482	252
Federal Home Loan Bank advances – long-term – fixed rate	116	116	232	116
Federal Home Loan Bank advances – long-term – variable rate	452	526	967	526
Federal Home Loan Bank advances – short-term	310	437	613	1,345

Total interest expense	1,110	1,208	2,294	2,239

NET INTEREST INCOME	1,661	1,735	3,464	3,535
(CREDIT) PROVISION FOR LOAN LOSSES	(8)	14	(18)	33

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,669	1,721	3,482	3,502

NON-INTEREST INCOME:
Service charges on deposits	30	26	60	55
Earnings on Bank Owned Life Insurance	29	30	59	61
Investment securities gains (losses)	32	-	32	(2)
Other than temporary impairment (“OTTI”) losses	(16)	-	(18)	-
Portion of gain recognized in other comprehensive Income (before taxes)	-	-	-	-

Net impairment loss recognized in earnings	(16)	-	(18)	-
ATM fee income	36	43	78	85
Other	11	11	21	21

Total non-interest income	122	110	232	220

NON-INTEREST EXPENSE:
Salaries and employee benefits	535	565	1,080	1,121
Occupancy and equipment	57	58	119	126
Data processing	52	58	109	116
Correspondent bank service charges	9	7	18	15
Federal deposit insurance premium	-	22	(23)	50
ATM network expense	18	25	41	62
Other	199	219	373	365

Total non-interest expense	870	954	1,717	1,855

INCOME BEFORE INCOME TAXES	921	877	1,997	1,867
INCOME TAX EXPENSE	194	192	477	435

NET INCOME	$ 727	$ 685	$ 1,520	$ 1,432

EARNINGS PER SHARE:
Basic	$ 0.41	$ 0.38	$ 0.86	$ 0.80
Diluted	$ 0.41	$ 0.38	$ 0.86	$ 0.80

AVERAGE SHARES OUTSTANDING:
Basic	1,771,457	1,782,091	1,773,509	1,787,573
Diluted	1,771,457	1,782,091	1,773,509	1,787,682

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

NET INCOME	$727	$685	$1,520	$1,432

OTHER COMPREHENSIVE INCOME (LOSS)

Investment securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	387	(1,992)	444	(1,870)
Less: Income tax effect	(81)	418	(93)	392

	306	(1,574)	351	(1,478)

(Gains) losses recognized in earnings	(32)	-	(32)	2
Less: Income tax effect	7	-	7	-

	(25)	-	(25)	2

Unrealized holdings gains (losses) on securities available for sale not other-than-temporarily impaired, net of tax	281	(1,574)	326	(1,476)

Investment securities held to maturity other-than-temporarily impaired:
Total losses	16	-	18	-
Losses recognized in earnings	16	-	18	-

Gains (losses) recognized in comprehensive income	-	-	-	-
Income tax effect	-	-	-	-

	-	-	-	-

Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	4	12	8	(27)
Less: Income tax effect	(1)	(2)	(2)	6

Unrealized holding (losses) gains on other-than-temporarily impaired securities held to maturity, net of tax	3	10	6	(21)

Unrealized holdings gains (losses) on securities, net	3	10	6	(21)

Other comprehensive income (loss)	284	(1,564)	332	(1,497)

COMPREHENSIVE INCOME (LOSS)	$1,011	$(879)	$1,852	$(65)

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Income	Unallocated ESOP Shares	Total
Balance September 30, 2019	$38	$21,560	$(28,382)	$45,423	$63	$(2,064)	$36,638

Net income				727			727

Other comprehensive income					284		284

Amortization of unallocated ESOP Shares		8				33	41

Cash dividends declared ($0.10 per share)				(177)			(177)

Balance December 31, 2019	$38	$21,568	$(28,382)	$45,973	$347	$(2,031)	$37,513

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Income	Unallocated ESOP Shares	Total
Balance June 30, 2019	$38	$21,550	$(28,269)	$44,807	$15	$(2,092)	$36,049

Net income				1,520			1,520

Other comprehensive income					332		332

Purchase of treasury stock (7,475 shares)			(113)				(113)

Amortization of unallocated ESOP Shares		18				61	79

Cash dividends declared ($0.20 per share)				(354)			(354)

Balance December 31, 2019	$38	$21,568	$(28,382)	$45,973	$347	$(2,031)	$37,513

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

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2019	2018
OPERATING ACTIVITIES

Net income	$1,520	$1,432
Adjustments to reconcile net income to cash provided by operating activities:
(Credit) provision for loan losses	(18)	33
Depreciation	15	29
Net impairment loss recognized in earnings	18	-
(Gain) loss on sale of investments	(32)	2
Amortization of discounts, premiums and deferred loan costs	50	111
Amortization of unallocated ESOP shares	79	93
Deferred income taxes	18	(27)
Increase in prepaid/accrued income taxes	74	33
Earnings on bank owned life insurance	(59)	(61)
Decrease in accrued interest receivable	167	39
(Decrease) increase in accrued interest payable	(35)	406
Increase in deferred director compensation payable	25	22
Other, net	18	22

Net cash provided by operating activities	1,840	2,134

INVESTING ACTIVITIES

Available-for-sale:
Purchase of investment securities	(17,324)	(24,782)
Proceeds from sale of investments	9,055	1,364
Proceeds from repayments of investments	3,330	22,705
Held-to-maturity:
Proceeds from repayments of investments	500	2,180
Proceeds from repayments of mortgage-backed securities	4,374	5,918
Purchase of certificates of deposit	(1,340)	(1,096)
Maturities/redemptions of certificates of deposit	1,593	100
Purchase of loans	(6,266)	(5,102)
Net decrease in net loans receivable	5,577	1,364
Purchase of FHLB stock	(6,974)	(3,043)
Redemption of FHLB stock	7,010	3,217
Acquisition of premises and equipment	(143)	-

Net cash (used for) provided by investing activities	(608)	2,825

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended December 31,
	2019	2018
FINANCING ACTIVITIES

Net (decrease) increase in transaction and savings accounts	$(3,213)	$361
Net increase (decrease) in certificates of deposit	4,527	(1,751)
Net decrease in advance payments by borrowers for taxes and insurance	(618)	(388)
Proceeds from FHLB long-term advances – fixed rate	-	15,000
Proceeds from FHLB long-term advances – variable rate	-	85,000
Net decrease in FHLB short-term advances	(2,798)	(101,336)
Purchases of treasury stock	(113)	(372)
Cash dividends paid	(354)	(286)

Net cash used for financing activities	(2,569)	(3,772)

(Decrease) increase in cash and cash equivalents	(1,337)	1,187

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	4,379	2,441

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,042	$3,628

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and borrowings	$2,329	$1,833
Income taxes	$386	$430

Non-cash items:
Educational Improvement Tax Credit	$45	$45

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2019, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In November, 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which amended the effective date of ASU 2016-13 for entities other than public business entities (PBEs), by requiring non-PBEs to adopt the standard for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Therefore, the revised effective dates of ASU 2016-13 for PBEs that are SEC filers will be fiscal years beginning after December 15, 2019, including interim periods within those years, PBEs other than SEC filers will be for fiscal years beginning after December 15, 2020, including interim periods within those years, and all other entities (non-PBEs) will be for fiscal years beginning after December 15, 2021, including interim periods within those years. The ASU also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Rather, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The effective date and transition requirements for ASU 2018-19 are the same as those in ASU 2016-13, as amended by ASU 2018-19. In November, 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt ASU 2016-13.

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

In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which requires entities to measure and classify share-based payments to a customer, in accordance with the guidance in ASC 718, Compensation – Stock Compensation. The amendments in that Update expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and, in doing so, superseded guidance in Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The amount that would be recorded as a reduction in revenue would be measured based on the grant date fair value of the share-based payment, in accordance with Topic 718. The grant date is the date at which a supplier and customer reach a mutual understanding of the award’s key terms and conditions. The award’s classification and subsequent measurement would be subject to ASC 718 unless the award is modified or the grantee is no longer a customer. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this Update are effective for (1) public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and (2) other than public business entities in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. For entities that have adopted the amendments in Update 2018-07, the amendments in this Update are effective in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity may early adopt the amendments in this Update, but not before it adopts the amendments in Update 2018-07. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective dates of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test under ASU No. 2017-04, Intangibles – Goodwill and Other

(Topic 350): Simplifying the Test for Goodwill Impairment (Goodwill), to align with those used for credit losses. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging and leases for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. The effective dates in this Update are the same as those applicable for ASU 2019-10. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes, change the accounting for certain tax transactions, and make minor improvements to the codification. This Update provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The Update also changes current guidance for making an intraperiod allocation, if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income. For public business entities, the amendments in this Update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

4.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Weighted average common shares issued	3,805,636	3,805,636	3,805,636	3,805,636
Average treasury stock shares	(1,869,995)	(1,849,437)	(1,866,704)	(1,843,161)
Average unallocated ESOP shares	(164,184)	(174,108)	(165,423)	(174,902)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,771,457	1,782,091	1,773,509	1,787,573
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-	-	109

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,771,457	1,782,091	1,773,509	1,787,682

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

At December 31, 2019, all options outstanding had expired. At December 31, 2018, there were 27,019 options outstanding with an exercise price of $16.20 which were anti-dilutive for the three month period and dilutive for the six month period.

5.	STOCK BASED COMPENSATION DISCLOSURE

The Company previously maintained 2008 Stock Incentive Plan (the “Plan”), which was approved by shareholders in October 2008, permitted the grant of stock options or restricted shares to its directors and employees for up to 152,000 shares (up to 38,000 restricted shares may be issued). Option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vested over five years of continuous service and have ten-year contractual terms. The Plan expired by its terms in September 2018.

During the six month periods ended December 31, 2019 and 2018, the Company recorded no compensation expense related to our share-based compensation awards. As of December 31, 2019, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

There were no stock options exercised or issued during the six months ended December 31, 2019 and 2018.

6.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
	(Dollars in Thousands)
December 31, 2019

AVAILABLE FOR SALE
Corporate debt securities	$	109,701	$	524	$	(121)	$	110,104
Foreign debt securities [1]		27,840		126		(10)		27,956

Total	$	137,541	$	650	$	(131)	$	138,060

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
	(Dollars in Thousands)
December 31, 2019

HELD TO MATURITY
Obligations of states and political subdivisions	$	3,495	$	83	$	-	$	3,578

Total	$	3,495	$	83	$	-	$	3,578

1 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
June 30, 2019

AVAILABLE FOR SALE
Corporate debt securities	$	104,760	$	355	$	(207)	$	104,908
Foreign debt securities [1]		26,583		35		(75)		26,543
Obligations of states and political subdivisions		1,330		-		(1)		1,329

Total	$	132,673	$	390	$	(283)	$	132,780

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
June 30, 2019

HELD TO MATURITY
Obligations of states and political subdivisions	$	3,995	$	85	$	-	$	4,080

Total	$	3,995	$	85	$	-	$	4,080

Proceeds from sales of investments during the three and six month periods ended December 31, 2019 were $9.1 million and the Company recorded gross realized investment gains of $32 thousand during these same periods.

Proceeds from sales of investments during the six month period ended December 31, 2018 were $1.4 million and the Company recorded gross realized investment losses of $2 thousand during this same period. There were no sales of investment securities during the quarter ended December 31, 2018.

1 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

The amortized cost and fair values of debt securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$	17,528	$	119,373	$	640	$	-	$	137,541
Fair value		17,514		119,902		644		-		138,060

HELD TO MATURITY
Amortized cost	$	750	$	2,745	$	-	$	-	$	3,495
Fair value		757		2,821		-		-		3,578

At December 31, 2019, investment securities with amortized cost of $3.5 million, and fair value of $3.6 million were pledged to secure borrowings with the Federal Home Loan Bank (“FHLB”).

7.	MORTGAGE-BACKED SECURITIES

Mortgage-backed securities (“MBS”) include mortgage pass-through certificates (“PCs”) and collateralized mortgage obligations (“CMOs”). With a pass-through security, investors own an undivided interest in the pool of mortgages that collateralize the PCs. Principal and interest is passed through to the investor as it is generated by the mortgages underlying the pool. PCs and CMOs may be insured or guaranteed by Freddie Mac (“FHLMC”), Fannie Mae (“FNMA”) and the Government National Mortgage Association (“GNMA”). CMOs may also be privately issued with varying degrees of credit enhancements. A CMO reallocates mortgage pool cash flow to a series of bonds (called tranches) with varying stated maturities, estimated average lives, coupon rates and prepayment characteristics.

The Company’s CMO portfolio is comprised of two segments: CMOs backed by U.S. Government Agencies (“Agency CMOs”) and CMOs backed by single-family whole loans not guaranteed by a U.S. Government Agency (“private-label CMOs”).

At December 31, 2019, the Company’s Agency CMOs totaled $103.2 million as compared to $107.4 million at June 30, 2019. The Company’s private-label CMOs totaled $785 thousand at December 31, 2019 as compared to $883 thousand at June 30, 2019. The $4.4 million decrease in the CMO portfolio was primarily due to repayments on our Agency and private-label CMOs which totaled $4.3 million and $87 thousand, respectively. At December 31, 2019 and June 30, 2019, all of the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments. All of the Company’s floating rate MBS adjust monthly based upon changes in the one month London Interbank Offered Rate (“LIBOR”). The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO tranches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The Company recorded an additional credit impairment charge of $16 thousand on its private-label CMO portfolio during the quarter ended December 31, 2019.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of December 31, 2019. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At December 31, 2019
		Rating			Amortized Cost	Fair Value[2]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	WR	WR	D	$449	$443	$224
126694KF4	CWHL SER 24 A15	NR	NR	D	173	173	51
126694KF4	CWHL SER 24 A15	NR	NR	D	87	86	101
126694MP0	CWHL SER 26 1A5	NR	NR	D	76	79	41

					$785	$781	$417

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
December 31, 2019
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	103,171	$	761	$	(592)	$	103,340
Private-label		785		3		(7)		781

Total	$	103,956	$	764	$	(599)	$	104,121

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
June 30, 2019
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	107,448	$	954	$	(570)	$	107,832
Private-label		883		5		(12)		876

Total	$	108,331	$	959	$	(582)	$	108,708

2 Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost and fair value of the Company’s mortgage-backed securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$	-	$	-	$	103	$	103,853	$	103,956
Fair value		-		-		103		104,018		104,121

At December 31, 2019, mortgage-backed securities with amortized costs of $103.2 million and fair values of $103.3 million were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $8.3 million of fair value was excess collateral. At June 30, 2018, mortgage-backed securities with an amortized cost of $107.4 million and fair values of $107.8 million, were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $2.4 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income by component, for the three and six months ended December 31, 2019 and 2018.

	Three Months Ended December 31, 2019
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – September 30, 2019	$129	$(66)	$63

Other comprehensive income before reclassifications	306	3	309

Amounts reclassified from accumulated other comprehensive loss	(25)	-	(25)

Net current-period other comprehensive income	281	3	284

Ending Balance – December 31, 2019	$410	$(63)	$347

	Six Months Ended December 31, 2019
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2019	$85	$(70)	$15

Other comprehensive income before reclassifications	351	6	357

Amounts reclassified from accumulated other comprehensive loss	(25)	-	(25)

Net current-period other comprehensive income	326	6	332

Ending Balance – December 31, 2019	$411	$(64)	$347

	Three Months Ended December 31, 2018
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – September 30, 2018	$88	$(209)	$(121)

Other comprehensive income (loss) before reclassifications	(1,574)	10	(1,564)

Amounts reclassified from accumulated other comprehensive income (loss)	-	-	-

Net current-period other comprehensive income (loss)	(1,574)	10	(1,564)

Ending Balance – December 31, 2018	$(1,486)	$(199)	$(1,685)

	Six Months Ended December 31, 2018
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2018	$(10)	$(178)	$(188)

Other comprehensive loss before reclassifications	(1,478)	(21)	(1,499)

Amounts reclassified from accumulated other comprehensive income	2	-	2

Net current-period other comprehensive loss	(1,476)	(21)	(1,497)

Ending Balance – December 31, 2018	$(1,486)	$(199)	$(1,685)

9.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2019 and June 30, 2019.

		December 31, 2019

		Less Than Twelve Months			Twelve Months or Greater			Total

	Fair Value		Gross Unrealized Losses	Fair Value		Gross Unrealized Losses	Fair Value		Gross Unrealized Losses

		(Dollars in Thousands)
Corporate debt securities	$	5,018	$(4)	$	13,950	$(117)	$	18,968	$(121)
Foreign debt securities[3]		3,276	(1)		1,994	(9)		5,270	(10)
Collateralized mortgage Obligations:
Agency		18,954	(214)		23,161	(385)		42,115	(599)

Total	$	27,248	$(219)	$	39,105	$(511)	$	66,353	$(730)

		June 30, 2019

		Less Than Twelve Months			Twelve Months or Greater			Total

	Fair Value		Gross Unrealized Losses	Fair Value		Gross Unrealized Losses	Fair Value		Gross Unrealized Losses

		(Dollars in Thousands)
Corporate debt securities	$	11,728	$(86)	$	17,077	$(121)	$	28,805	$(207)
Foreign debt securities³		2,004	(2)		5,699	(73)		7,703	(75)
Obligations of states and political subdivisions		-	-		1,329	(1)		1,329	(1)
Collateralized mortgage obligations:
Agency		24,368	(182)		18,614	(400)		42,982	(582)

Total	$	38,100	$(270)	$	42,719	$(595)	$	80,819	$(865)

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

The Company evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for other-than-temporary impairment (“OTTI”) on a quarterly basis. In doing so, the Company considers many factors including, but not limited to: the credit ratings assigned to the securities by the Nationally Recognized Statistical Rating Organizations (“NRSROs”); other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the length of time and extent that fair value has been less than amortized cost; and whether

3 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Dollars in Thousands)
Beginning balance	$239	$236	$248	$239
Initial credit impairment	-	-	-	-
Subsequent credit impairment	16	-	18	8
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-	-	-
Reductions for securities sold	-	-	-	-
Reduction for actual realized losses	(13)	(7)	(24)	(10)
Reduction for increase in cash flows expected to be collected	-	-	-	-

Ending balance	$242	$229	$242	$229

During the three months and six months ended December 31, 2019, the Company recorded subsequent credit impairment charges of $16 thousand and $2 thousand, respectively. No non-credit unrealized holding losses to accumulated other comprehensive income were recorded during these same periods. During the three and six months ended December 31, 2019, the Company accreted back into other comprehensive income $3 thousand and $6 thousand, respectively (net of income tax effect of $1 thousand and $2 thousand, respectively), based on principal repayments on private-label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the December 31, 2019 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. The Company had three private-label CMOs with OTTI at December 31, 2019.

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

The Company had investments in 37 positions that were impaired at December 31, 2019. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

10.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of December 31, 2019 and June 30, 2019.

		December 31, 2019			June 30, 2019
		Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

		(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$	79,778	$-	$79,778	$76,789	$-	$76,789
Construction		1,605	-	1,605	2,907	-	2,907
Land acquisition & development		246	-	246	694	-	694
Multi-family dwellings		2,341	-	2,341	3,123	-	3,123
Commercial		4,284	-	4,284	3,727	-	3,727

Consumer Loans
Home equity		1,095	-	1,095	906	-	906
Home equity lines of credit		1,910	-	1,910	1,953	-	1,953
Other		112	-	112	112	-	112

Commercial Loans		6	-	6	418	-	418

	$	91,377	$-	$91,377	$90,629	$-	$90,629

Plus: Deferred loan costs		493			507
Allowance for loan losses		(530)			(548)

Total	$	91,340			$90,588

Impaired loans are loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company collectively evaluates for impairment 1 – 4 family first mortgage loans and all consumer loans. The following loan categories are individually evaluated for impairment: first mortgage loans – construction, land acquisition and development, multi-family dwellings, and commercial. The Company evaluates commercial loans not secured by real property individually for impairment.

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

As of December 31, 2019 and June 30, 2019 there were no loans considered to be impaired.

Total nonaccrual loans as of December 31, 2019 and June 30, 2019 and the related interest income recognized for the three and six months ended December 31, 2019 and December 31, 2018 are as follows:

		December 31, 2019		June 30, 2019
(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$	-	$	225
Construction		-		-
Land acquisition & development		-		-
Commercial real estate		-		-
Home equity lines of credit		-		-

Total	$	-	$	225

		Three Months Ended				Six Months Ended
		December 31,		December 31,		December 31,		December 31,
		2019		2018		2019		2018
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	-	$	233	$	93	$	234
Construction		-		-		-		-
Land acquisition & development		-		-		-		-
Commercial real estate		-		-		-		-
Home equity lines of credit		-		-		-		-

Total	$	-	$	233	$	93	$	234

Income that would have been recognized	$	-	$	4	$	6	$	9

Interest income recognized	$	-	$	3	$	6	$	6

During the quarter ended September 30, 2019, the Company’s one non-performing asset consisting of a single-family real estate loan was discharged from bankruptcy and was not delinquent at December 31, 2019.

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

During the three and six months ended December 31, 2019, and December 31, 2018, there were no TDRs.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at December 31, 2019, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2019 and June 30, 2019:

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
December 31, 2019
First mortgage loans:
1 – 4 family dwellings	$	79,778	$	-	$	-	$	-	$	-	$	-	$	79,778
Construction		1,605		-		-		-		-		-		1,605
Land acquisition & development		246		-		-		-		-		-		246
Multi-family dwellings		2,341		-		-		-		-		-		2,341
Commercial		4,284		-		-		-		-		-		4,284

Consumer Loans:
Home equity		1,095		-		-		-		-		-		1,095
Home equity lines of credit		1,910		-		-		-		-		-		1,910
Other		112		-		-		-		-		-		112

Commercial Loans		6		-		-		-		-		-		6

	$	91,377	$	-	$	-	$	-	$	-	$	-		91,377

Plus: Deferred loan costs														493
Allowance for loan losses														(530)

Net Loans Receivable													$	91,340

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
June 30, 2019
First mortgage loans:
1 – 4 family dwellings	$	76,564	$	-	$	-	$	-	$	225	$	225	$	76,789
Construction		2,907		-		-		-		-		-		2,907
Land acquisition & development		694		-		-		-		-		-		694
Multi-family dwellings		3,123		-		-		-		-		-		3,123
Commercial		3,727		-		-		-		-		-		3,727

Consumer Loans
Home equity		906		-		-		-		-		-		906
Home equity lines of credit		1,953		-		-		-		-		-		1,953
Other		112		-		-		-		-		-		112

Commercial Loans		418		-		-		-		-		-		418

	$	90,404	$	-	$	-	$	-	$	225	$	225		90,629

Plus: Deferred loan costs														507
Allowance for loan losses														(548)

Net Loans Receivable													$	90,588

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended December 31, 2019 and June 30, 2019. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at December 31, 2019 and June 30, 2019.

		December 31, 2019
		(Dollars in Thousands)
		Construction		Land Acquisition & Development Loans		Multi- family Residential		Commercial Real Estate		Commercial

Pass	$	1,605	$	246	$	2,341	$	4,284	$	6
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	1,605	$	246	$	2,341	$	4,284	$	6

		June 30, 2019
		(Dollars in Thousands)
	Construction			Land Acquisition & Development Loans		Multi-family Residential		Commercial Real Estate		Commercial

Pass	$	2,907	$	694	$	3,123	$	3,727	$	418
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	2,907	$	694	$	3,123	$	3,727	$	418

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended December 31, 2019 and June 30, 2019.

		December 31, 2019

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	79,778	$	3,117
Non-performing		-		-

Total	$	79,778	$	3,117

		June 30, 2019

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	76,564	$	2,971
Non-performing		225		-

Total	$	76,789	$	2,971

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

The Company had no unallocated loss allowance balance at December 31, 2019.

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2019 and 2018. Activity in the allowance is presented for the three and six months ended December 31, 2019 and 2018.

		As of December 31, 2019
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2019	$	412	$	29	$	6	$	17	$	42	$	30	$	2	$	538
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		(14)		8		(2)		(4)		3		2		(1)		(8)

Ending ALLL Balance at December 31, 2019	$	398	$	37	$	4	$	13	$	45	$	32	$	1	$	530

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		398		37		4		13		45		32		1		530

	$	398	$	37	$	4	$	13	$	45	$	32	$	1	$	530

		As of December 31, 2019
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2019	$	405	$	46	$	10	$	17	$	37	$	30	$	3	$	548
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		(7)		(9)		(6)		(4)		8		2		(2)		(18)

Ending ALLL Balance at December 31, 2019	$	398	$	37	$	4	$	13	$	45	$	32	$	1	$	530

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		398		37		4		13		45		32		1		530

	$	398	$	37	$	4	$	13	$	45	$	32	$	1	$	530

		As of December 31, 2018
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

				(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2018	$	363	$	29	$	10	$	18	$	32	$	32	$	3	$	487
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		10		(4)		-		-		7		1		-		14

Ending ALLL Balance at December 31, 2018	$	373	$	25	$	10	$	18	$	39	$	33	$	3	$	501

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		373		25		10		18		39		33		3		501

	$	373	$	25	$	10	$	18	$	39	$	33	$	3	$	501

		As of December 31, 2018
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

				(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2018	$	356	$	24	$	-	$	18	$	35	$	31	$	4	$	468
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		17		1		10		-		4		2		(1)		33

Ending ALLL Balance at December 31, 2018	$	373	$	25	$	10	$	18	$	39	$	33	$	3	$	501

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		373		25		10		18		39		33		3		501

	$	373	$	25	$	10	$	18	$	39	$	33	$	3	$	501

During the three months and six months ended December 31, 2019, the ALLL decreased $8 thousand and $18 thousand, respectively. For the three months ended December 31, 2019, the ALLL associated with the 1-4 family real estate loan portfolio decreased $14 thousand and was partially offset by an $8 thousand increase in the ALLL associated with construction loans. During the six months ended December 31, 2019, the ALLL associated with 1 - 4 family real estate loans, construction and land acquisition and development loans decreased by $7 thousand, $9 thousand and $6 thousand, respectively. The primary reason for the changes in the ALLL balances, both in total, and within the identified segments, is changes in applicable loan balances and the return of one non-performing loan to performing status.

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

11.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of December 31, 2019 and June 30, 2019.

			Weighted-	Stated interest
	Maturity range		average	rate range			December 31,		June 30,
Description	from	to	interest rate [4]	from	to		2019		2019
							(Dollars in Thousands)
Fixed	10/01/20	10/03/22	3.03%	2.95%	3.09%	$	15,000	$	15,000
Adjustable	10/01/20	10/01/21	2.02%	1.85%	2.16%		85,000		85,000

Total						$	100,000	$	100,000

Maturities of FHLB long-term advances at December 31, 2019, are summarized as follows:

Maturing During Fiscal Year Ended June 30:		Amount	Weighted- Average Interest Rate(4)
		(Dollars in Thousands)
2020	$	-	-
2021		65,000	2.04%
2022		30,000	2.31%
2023		5,000	3.09%
2024		-	-

2025 and thereafter		-

Total	$	100,000	2.17%

[4]	As of December 31, 2019.

The adjustable rate advances are not convertible or callable. The FHLB advances are secured by the Company’s FHLB stock, mortgage-backed and investment securities, and loans, and are subject to substantial prepayment penalties.

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of December 31, 2019 and June 30, 2019:

	December 31, 2019	June 30, 2019

	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$68,030	$70,828
Average balance	55,900	81,556
Maximum month-end balance	68,030	161,289
Average interest rate	2.19%	2.45%
Weighted-average rate	1.81%	2.46%

At December 31, 2019, the Company had remaining borrowing capacity with the FHLB of approximately $2.9 million.

The FHLB advances are secured by the Company’s FHLB stock, loans, and mortgage-backed and investment securities held in safekeeping at the FHLB. FHLB advances are subject to substantial prepayment penalties.

The Company also has a $5 million unsecured line of credit with a regional bank. Borrowings under this line of credit generally are repayable within seven days. At December 31, 2019, no borrowings were outstanding on this unsecured line.

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of December 31, 2019 and June 30, 2019, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		December 31, 2019
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$	-	$	110,104	$	-	$	110,104
Foreign debt securities [5]		-		27,956		-		27,956

	$	-	$	138,060	$	-	$	138,060

		June 30, 2019
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$	-	$	1,329	$	-	$	1,329
Corporate securities		-		104,908		-		104,908
Foreign debt securities [5]		-		26,543		-		26,543

	$	-	$	132,780	$	-	$	132,780

[5]	U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	December 31, 2019
	Carrying Amount		Fair Value		Level I		Level II		Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$3,042	$	3,042	$	3,042	$	-	$	-
Certificates of deposit	1,591		1,591		1,591		-		-
Investment securities – held to maturity	3,495		3,578		-		3,578		-
Mortgage-backed securities – held to maturity:
Agency	103,171		103,340		-		103,340		-
Private-label	785		781		-		-		781
Net loans receivable	91,340		93,414		-		-		93,414
Accrued interest receivable	1,052		1,052		1,052		-		-
FHLB stock	6,974		6,974		6,974		-		-
Bank owned life insurance	4,849		4,849		4,849		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest earning checking	$18,113	$	18,113	$	18,113	$	-	$	-
Interest-earning checking	22,726		22,726		22,726		-		-
Savings accounts	42,719		42,719		42,719		-		-
Money market accounts	20,238		20,238		20,238		-		-
Certificates of deposit	41,888		41,922		-		-		41,922
Advance payments by borrowers for taxes and insurance	1,447		1,447		1,447		-		-
FHLB advances – fixed rate	15,000		14,357		-		-		14,357
FHLB advances – variable rate	85,000		85,000		85,000		-		-
FHLB short-term advances	68,030		68,030		68,030		-		-
Accrued interest payable	788		788		788		-		-

	June 30, 2019
	Carrying Amount		Fair Value		Level I		Level II		Level III
	(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$4,379	$	4,379	$	4,379	$	-	$	-
Certificates of deposit	1,843		1,843		1,843		-		-
Investment securities – held to maturity	3,995		4,080		-		4,080		-
Mortgage-backed securities – held to maturity:
Agency	107,448		107,832		-		107,832		-
Private-label	883		876		-		-		876
Net loans receivable	90,588		92,062		-		-		92,062
Accrued interest receivable	1,219		1,219		1,219		-		-
FHLB stock	7,010		7,010		7,010		-		-
Bank owned life insurance	4,789		4,789		4,789		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest earning checking	$19,770	$	19,770	$	19,770	$	-	$	-
Interest-earning checking	23,541		23,541		23,541		-		-
Savings accounts	43,740		43,740		43,740		-		-
Money market accounts	19,958		19,958		19,958		-		-
Certificates of deposit	37,361		37,359		-		-		37,359
Advance payments by borrowers for taxes and insurance	2,065		2,065		2,065		-		-
FHLB advances – fixed rate	15,000		14,323		-		-		14,323
FHLB advances – variable rate	85,000		85,000		85,000		-		-
FHLB short-term advances	70,828		70,828		70,828		-		-
Accrued interest payable	823		823		823		-		-

All financial instruments included in the above tables, with the exception of net loans receivable, certificates of deposit liabilities, and FHLB advances – fixed rate, are carried at cost, which approximates the fair value of the instruments.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2019.

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

FINANCIAL CONDITION

The Company’s assets totaled $355.2 million at December 31, 2019, as compared to $355.8 million at June 30, 2019. The $570 thousand or 0.2% decrease in total assets was principally due to a $4.4 million decrease in mortgage-backed securities and a $2.3 million decrease in interest-earning demand deposits, partially offset by a $5.3 million increase in investment securities available-for-sale and a $752 thousand increase in net loans receivable. The decrease in mortgage-backed securities was principally due to repayments of principal totaling $4.4 million and the decrease in interest-earning demand deposits is associated with changing liquidity needs of the Company. The increase in securities available-for-sale was primarily the result of purchases of floating rate investment-grade corporate bonds totaling $17.3 million, partially offset by securities sales of $9.1 million and $3.3 million of maturities and calls. The increase in net loans receivable was primarily attributable to an increase in the single-family owner occupied segment of the loan portfolio.

The Company’s total liabilities decreased $2.0 million or 0.6% to $317.7 million as of December 31, 2019 from $319.8 million as of June 30, 2019. The decrease in total liabilities was primarily comprised of a $2.8 million or 4.0% decrease in FHLB short-term advances, which was partially offset by a $700 thousand increase in total deposits. Certificates of deposit (“CDs”) increased by $4.5 million and non-interest bearing demand and savings deposit declined $1.7 million and $1.0 million, respectively, as of December 31, 2019 from June 30, 2019. Management believes that the decrease in non-interest bearing demand deposits was primarily the result of seasonal fluctuations related to local real estate tax collectors’ deposits. The increase in certificates of deposit was largely due to higher levels of brokered CDs as part of the Company’s overall funding strategy. See also Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

Total stockholders’ equity increased $1.5 million or 4.1% to $37.5 million as of December 31, 2019, from $36.0 million as of June 30, 2019. The increase in stockholders’ equity was primarily attributable to net income of $1.5 million, which was partially offset by cash dividends totaling $354 thousand.

RESULTS OF OPERATIONS

General. WVS Financial Corp. reported net income of $727 million or $0.41 per share (diluted and basic) for the three months ended December 31, 2019 as compared to $685 thousand or $0.38 per share for the same period in 2018. The $42 thousand or 6.1% increase in net income during the three months ended December 31, 2019 was primarily attributable to a $12 thousand increase in non-interest income, a decrease in non-interest expense of $84 thousand and a $22 thousand decrease in the provision for loan losses, which were partially offset by a $74 thousand decrease in net interest income, when compared to the same period of 2018.

Net income for the six months ended December 31, 2019 totaled $1.5 million or $0.86 per share (diluted and basic) as compared to $1.4 million or $0.80 per diluted share for the same period in 2018. The $88 thousand or 6.1% increase in net income during the six months ended December 31, 2019 was primarily attributable to a $138 thousand decrease in non-interest expense and a $51 thousand decrease in the provision for loan losses, partially offset by a $71 thousand decrease in net interest income and a $42 thousand increase in income tax expense, when compared to the same period in 2018.

Net Interest Income. The Company’s net interest income decreased by $74 thousand or 4.3% for the three months ended December 31, 2019, when compared to the same period in 2018. The decrease in net interest income during the three months ended December 31, 2019 was attributable to a $172 thousand decrease in interest income, partially offset by a $98 thousand decrease in interest expense for the three months ended December 31, 2019, when compared to the same period in 2018. The decrease in interest income for the three months ended December 31, 2019 was primarily attributable to lower market yields earned on the Company’s floating rate investment and mortgage-backed securities portfolio and lower average balances of mortgage-backed securities outstanding which were partially offset by higher yields on Federal Home Loan Bank (“FHLB”) stock, and higher average balances of investment securities, loans and certificates of deposit when compared to the same period in 2018. The decrease in interest expense for the three months ended December 31, 2019 was primarily attributable to lower rates paid on FHLB short-term and variable rate long-term borrowings and lower average balances of FHLB short-term borrowings, which were partially offset by higher average balances of wholesale time deposits and higher rates paid on time deposits when compared to the same period in 2018.

For the six months ended December 31, 2019, net interest income decreased $71 thousand or 2.0% when compared to the same period in 2018. The decrease in net interest income was primarily attributable to a $16 thousand decrease in interest income and a $55 thousand increase in interest expense for the six months ended December 31, 2019, when compared to the same period in 2018. The decrease in interest income was primarily the result of lower average yields on the Company’s floating rate investment and mortgage-backed securities, and lower outstanding balances of floating rate mortgage-backed securities partially offset by higher average outstanding balances of loans and investment securities, and higher yields earned on FHLB stock, when compared to the same period in 2018. The increase in interest expense was primarily attributable to higher average balances outstanding of wholesale time deposits and higher yields paid on time deposits which were partially offset by lower yields paid on FHLB advances and lower average balances of FHLB advances outstanding during the six months ended December 31, 2019, when compared to the same period of 2018.

Interest Income. Interest income on net loans receivable increased $46 thousand or 5.6% and $126 thousand or 7.7% for the three and six months ended December 31, 2019, respectively, when compared to the same periods in 2018. The increase for the three and six months ended December 31, 2019 was primarily attributable to increases of $5.1 million and $5.4 million, respectively, in the average balance of net loans receivable when compared to the same periods in 2018. For both the quarter and six months ended December 31, 2019, the increase in the average balance of loans outstanding was primarily attributable to loan originations and purchases in excess of repayments on new loans originated when compared to the same periods in 2018. During fiscal 2018, 2019 and into fiscal 2020, the Company enjoyed higher demand for single-family home purchase loans. Substantially all of our loan originations and purchases were fixed-rate loans with a mix of 15, 20, and 30 year terms.

Interest income on investment securities decreased $69 thousand or 6.5% and $10 thousand or 0.5% for the three and six months ended December 31, 2019, respectively, when compared to the same periods in 2018. The decrease for the three months ended December 31, 2019 was primarily attributable to a 37 basis point decrease in the weighted average yield on investment securities, partially offset by a $7.5 million increase in the average balance of investment securities outstanding, when compared to the same period in 2018. The decrease for the six months ended December 31, 2019 was primarily attributable to a decrease in the weighted average yield of 13 basis points, partially offset by a $5.0 million increase in the average balance of investment securities outstanding, when compared to the same period in 2018. The increase in the average balance of investments outstanding during both periods is attributable to the redeployment of mortgage-backed securities cash flows into floating rate corporate bonds. The decrease in weighted average yields in 2019 was principally attributable to lower three-month dollar London Interbank Offered Rates (“LIBOR”) when compared to the same periods in 2018.

Interest income on mortgage-backed securities decreased $170 thousand or 18.3% and $174 thousand or 9.6% for the three and six months ended December 31, 2019, respectively, when compared to the same periods in 2018. The decrease for the three months ended December 31, 2019 was primarily attributable to the $5.3 million decrease in the average balance of U.S. Government agency mortgage-backed securities and a 47 basis point decrease in the weighted average yield earned on these securities. The decrease for the six months ended December 31, 2019 was also primarily attributable to $5.6 million decline in the average balance of U.S. Government agency mortgage-backed securities and a 15 basis point decrease in the weighted average yield earned on these mortgage-backed securities, when compared to the same period in 2018. The decrease in the average balances of U.S. Government and agency private-label mortgage-backed securities during the three and six months ended December 31, 2019 was attributable to principal pay downs during the periods. The mortgage-backed securities proceeds during both periods were primarily used to fund purchases of floating rate corporate bonds in the investment portfolio and loan originations and purchases. The decrease in weighted average yields in 2019 was primarily attributable to higher one-month LIBOR when compared to the same periods in 2018.

Dividend income on FHLB stock increased $14 thousand or 12.1% and $24 thousand or 10.5% for the three and six months ended December 31, 2019, respectively, when compared to the same periods in 2018. The change in dividends on FHLB stock for both the three and six months ended December 31, 2019 was primarily attributable by a 96 basis point increase in the average yield on FHLB stock held during the three and six months ended December 31, 2019, when compared to the same periods in 2018.

Interest income on bank certificates of deposit increased $12 thousand and $25 thousand for the three and six months ended December 31, 2019, respectively, when compared to the same period in 2018. The increases in both periods of 2019 were primarily attributable to increases in the average portfolio balances of certificates of deposit of approximately $2.0 million.

Interest Expense. Interest paid on FHLB variable-rate long-term advances and FHLB short-term advances decreased by $74 thousand and $127 thousand, respectively, for the three months ended December 31, 2019, when compared to the same period in 2018. For the three months ended December 31, 2019, the decrease in interest expense on the FHLB variable-rate long-term advances was principally due to lower market interest rates, when compared to the same period in 2018. The decrease in interest expense on FHLB short-term advances for the three months ended December 31, 2019 reflects lower market interest rates as well as a $5.5 million decrease in the average balance of advances outstanding, when compared to the same period in 2018. Interest expense on FHLB short-term borrowings during the six months ended December 31, 2019 decreased by $732 thousand or 54.4% primarily due to a decrease of $57.9 million in the average balance of advances outstanding, when compared to the same period of 2018. For the six months ended December 31, 2019, interest expense on both FHLB long-term fixed and long-term variable FHLB advances increased by $116 thousand or 100.0% and $441 thousand or 83.8%, respectively, when compared to the same period in 2018. These increases were primarily due to higher average balances of FHLB long-term advances outstanding during the six months ended December 31, 2019, when compared to the same period in 2018.

Interest expense on deposits increased $103 thousand or 79.8% and $230 thousand or 91.3% for the three and six months ended December 31, 2019, respectively, when compared to the same periods in 2018. The increase in interest expense on deposits for the three months ended December 31, 2019 was primarily attributable to a 59 basis point increase in the weighted average rate paid on time deposits and a $14.3 million increase in the average balance of time deposits, when compared to the same period in 2018. For the six months ended December 31, 2019, the $230 thousand increase in interest expense was primarily due to a 55 basis point increase in the weighted average rate paid on time deposits and a $14.6 million increase in the average balance of the time deposits, when compared to the same period in 2018. The increases in the average balances of time deposits for both the three and six months ended December 31, 2019, were primarily attributable to higher levels of short-term brokered deposits when compared to the same periods of 2018. From time to time the Company uses brokered deposits to fund investment purchases or as an alternative to FHLB borrowings if the cost of such deposits is less than other wholesale funding options.

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

During the three and six months ending December 31, 2019, the allowance for loan losses (“ALLL”) decreased $8 thousand and $18 thousand, respectively. For the three months ended December 31, 2019, the ALLL associated with 1 - 4 family real estate loans decreased $14 thousand and the ALLL associated with construction loans increased $8 thousand. During the six months ended December 31, 2019, the ALLL associated with 1 - 4 family real estate loans, construction land acquisition and development loans decreased by $7 thousand, $9 thousand and $6 thousand, respectively. The primary reason for the changes in the ALLL balances, both in total, and within the identified segments, are changes in applicable loan balances and the return of one non-performing loan to performing status.

At December 31, 2019, the Company’s total allowance for loan losses amounted to $530 thousand or 0.58% of the Company’s total loan portfolio, as compared to $548 thousand or 0.60% at June 30, 2019. At December 31, 2019, the Company had no non-performing loans as compared to $225 thousand at June 30, 2019.

Non-Interest Income. Non-interest income increased $12 thousand or 10.9% for the three months ended December 31, 2019, when compared to the same period in 2018. The increase for the three months ended December 31, 2019 was primarily attributable to a $32 thousand gain on the sale of investment securities and a $4 thousand increase in service charges on deposits which were offset by a $16 thousand increase in other than temporary impairment losses on private label mortgage-backed securities, a $7 thousand decrease in automated teller machine (ATM) program income and a $1 thousand decrease in earnings on Bank-owned life insurance, when compared to the same period in 2018.

For the six months ended December 31, 2019, non-interest income increased $12 thousand or 5.5%, when compared to the same period in 2018. The increase in non-interest income for the six months ended December 31, 2019 was primarily attributable to a $34 thousand gain on the sale of investment securities and a $5 thousand increase in service charges on deposits, which were offset by an $18 thousand increase in other than temporary impairment losses on private label mortgage-backed securities, a $7 thousand decrease in ATM program income and a $2 thousand decrease in earnings on Bank-owned life insurance, when compared to the same period in 2018.

Non-Interest Expense. Non-interest expense decreased $84 thousand or 8.8% for the three months ended December 31, 2019, when compared to the same period in 2018. The decrease in non-interest expense for the three months ended December 31, 2019 was primarily attributable to a $30 thousand decrease in employee benefit costs, a $22 thousand decrease in federal deposit insurance expense, $20 thousand decrease in a variety of other operating expenses and a $7 thousand decrease in ATM network expenses, when compared to the same period in 2018. Non-interest expense decreased $138 thousand or 7.4% for the six months ended December 31, 2019, when compared to the same period in 2018. The decrease in non-interest expense for the six months ended December 31, 2019 was primarily attributable to a

$73 thousand decrease in federal deposit insurance expense, a $41 thousand decrease in employee benefit expense and a $21 thousand decrease in ATM network expense, when compared to the same period in 2018. The decrease in federal deposit insurance expense for both periods in 2019 was primarily attributable to the application of Small Bank Assessment Credits by the Federal Deposit Insurance Corporation.

Income Tax Expense. Income tax expense increased $2 thousand and $42 thousand for the three and six months ended December 31, 2019, respectively, when compared to the same periods in 2018. The increases for both periods ended December 31, 2019, were primarily due higher levels of taxable income when compared to the same periods of 2018.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.8 million during the six months ended December 31, 2019. Net cash provided by operating activities was primarily comprised of net income of $1.5 million and a $167 thousand decrease in accrued interest receivable.

Funds used for investing activities totaled $608 thousand during the six months ended December 31, 2019. Primary uses of funds during this period were purchases of investment securities available for sale totaling $17.3 million, purchases of loans totaling $6.3 million and purchases of certificates of deposit totaling $1.3 million. Primary sources of funds during the six months ended December 31, 2019 included proceeds from repayments of investment securities and mortgage-backed securities in the held-to-maturity portfolio totaling $500 thousand and $4.4 million, respectively, proceeds from repayments of investment securities in the available-for-sale portfolio totaling $3.3 million, $9.1 million of proceeds on sales of investment securities available for sale and repayments of loans in excess of originations of $5.6 million and $1.6 million of proceeds from maturing certificates of deposit.

Funds used for financing activities totaled $2.6 million for the six months ended December 31, 2019. The primary uses were a $2.8 million decrease in FHLB short-term advances, a $3.2 million decrease in transaction and savings accounts, a $618 thousand decrease in advance payments by borrowers for taxes and insurance and $354 thousand in cash dividends paid on the Company’s common stock, which were partially offset by increases in certificates of deposits totaling $4.5 million. Management believes that a significant portion of our local maturing deposits will remain with the Company. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at December 31, 2019 totaled $38.7 million including $14.7 million of maturing wholesale time deposits.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At December 31, 2019, total approved loan commitments outstanding were $2.6 million. At the same date, commitments under unused lines of credit amounted to $5.1 million and the unadvanced portion of construction loans approximated $3.6 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other wholesale funding sources, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $138.1 million at December 31, 2019. In addition the Company had $1.6 million of certificates of deposit at December 31, 2019. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On January 27, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on February 20, 2020, to shareholders of record at the close of business on February 10, 2020. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of December 31, 2019, WVS Financial Corp. maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $37.2 million or 19.1%, $37.2 million or 19.1%, and $37.7 million or 19.4%, respectively, of total risk-weighted assets, and Tier I leverage capital of $37.2 million or 10.4% of average quarterly assets.

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

The Company had no nonperforming assets at December 31, 2019 compared to $225 thousand or 0.06% of total assets at June 30, 2019.

During the quarter ended September 30, 2019, the Company’s one nonperforming single-family real estate loan was discharged from bankruptcy and since that time has been current.

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

During the fiscal years 2014 - 2019 and into fiscal year 2020, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve, continued above normal levels of monetary accommodation including quantitative easing and targeted asset purchase programs. The desired outcomes of these programs are to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.

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

	December 31,	June 30,
	2019	2019	2018
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$279,078	$282,429	$270,356
Interest-bearing liabilities maturing or repricing within one year	221,983	214,916	229,231

Interest sensitivity gap	$ 57,095	$ 67,513	$ 41,125

Interest sensitivity gap as a percentage of total assets	16.07%	18.97%	11.67%
Ratio of assets to liabilities maturing or repricing within one year	125.72%	131.41%	117.94%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at December 31, 2019. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$61,406	$57,549	$49,521	$44,400	$40,908	$43,645	$33,871
% of Total Assets	17.3%	16.2%	13.9%	12.5%	11.5%	12.3%	9.5%
Base Case Up 100 bp
Cumulative Gap ($’s)	$61,964	$58,622	$51,459	$47,721	$45,192	$48,456	$33,871
% of Total Assets	17.4%	16.5%	14.5%	13.4%	12.7%	13.6%	9.5%
Base Case No Change
Cumulative Gap ($’s)	$63,628	$61,782	$57,096	$56,885	$56,372	$60,104	$33,871
% of Total Assets	17.9%	17.4%	16.1%	16.0%	15.9%	16.9%	9.5%
Base Case Down 100 bp
Cumulative Gap ($’s)	$65,090	$64,506	$61,761	$63,873	$64,238	$67,005	$33,871
% of Total Assets	18.3%	18.2%	17.4%	18.0%	18.1%	18.9%	9.5%
Base Case Down 200 bp
Cumulative Gap ($’s)	$65,632	$65,508	$63,431	$66,268	$66,803	$68,894	$33,871
% of Total Assets	18.5%	18.4%	17.9%	18.7%	18.8%	19.4%	9.5%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2019. This analysis was done assuming that the interest-earning assets will average approximately $348 million and $350 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at December 31, 2019. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	December 31, 2020					December 31, 2021
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-22.3%	-11.5%	-	6.9%	14.2%	-29.1%	-14.6%	-	9.1%	18.1%
Return on average equity	3.37%	4.77%	6.25%	7.13%	8.05%	2.74%	4.60%	6.38%	7.45%	8.48%
Return on average assets	0.36%	0.51%	0.67%	0.77%	0.87%	0.29%	0.51%	0.72%	0.85%	0.98%
Market value of equity (in thousands)	$39,328	$42,175	$45,378	$46,325	$46,662

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at December 31, 2019. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2019.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and land development loans	$3,573
Undisbursed lines of credit	$5,119
Loan origination commitments	$2,593
Letters of credit	$-

$11,285

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2019, the Savings Bank had no performance standby letters of credit outstanding. In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

During the quarter ended December 31, 2019, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended December 31, 2019.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
10/01/19 – 10/31/19	-	-	-	20,256
11/01/19 – 11/30/19	-	-	-	20,256
12/01/19 – 12/31/19	-	-	-	20,256
Total	-	-	-	20,256

(1)	All shares indicated were purchased under the Company’s reopened Eleventh Stock Repurchase Program.
(2)	Eleventh Stock Repurchase Program
(a)	Announced October 27, 2015.
(b)	100,800 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This program has not expired and has 20,256 of shares remaining to be purchased at December 31, 2019.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

February 13, 2020	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

February 13, 2020	BY:	/s/ Linda K. Butia
Date		Linda K. Butia Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)