Form 10-Q
period 2020-03-31
WVS FINANCIAL CORP
filed 2020-05-15
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Shares outstanding as of May 08, 2020: 1,918,840 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2020	June 30, 2019
Assets
Cash and due from banks	$ 2,293	$ 1,849
Interest-earning demand deposits	79	2,530

Total cash and cash equivalents	2,372	4,379
Certificates of deposit	1,592	1,843
Commercial paper (amortized cost of $16,902)	16,902	-
Investment securities available-for-sale (amortized cost of $147,872 and $132,673)	141,429	132,780
Investment securities held-to-maturity (fair value of $3,625 and $4,080)	3,495	3,995
Mortgage-backed securities held-to-maturity (fair value of $100,681 and $108,708)	102,310	108,331
Net loans receivable (allowance for loan losses of $523 and $548)	90,652	90,588
Accrued interest receivable	1,045	1,219
Federal Home Loan Bank (FHLB) stock, at cost	6,889	7,010
Premises and equipment, net	535	346
Bank owned life insurance	4,878	4,789
Deferred tax assets, net	1,733	368
Other assets	215	170

TOTAL ASSETS	$ 374,047	$ 355,818

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 19,013	$ 19,770
Interest-earning checking accounts	22,725	23,541
Savings accounts	43,319	43,740
Money market accounts	19,769	19,958
Certificates of deposit	46,849	37,361
Advance payments by borrowers for taxes and insurance	1,780	2,065

Total deposits	153,455	146,435
Federal Home Loan Bank advances: short-term	60,802	70,828
Federal Home Loan Bank advances: long-term – fixed rate	15,000	15,000
Federal Home Loan Bank advances: long-term – variable rate	85,000	85,000
Other short-term borrowings	24,800	-
Accrued interest payable	661	823
Other liabilities	2,057	1,683

TOTAL LIABILITIES	341,775	319,769

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued	38	38
Additional paid-in capital	21,575	21,550
Treasury stock: 1,886,796 and 1,862,520 shares at cost, respectively	(28,616)	(28,269)
Retained earnings, substantially restricted	46,420	44,807
Accumulated other comprehensive (loss) income	(5,149)	15
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,996)	(2,092)

TOTAL STOCKHOLDERS’ EQUITY	32,272	36,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 374,047	$ 355,818

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$ 875	$ 847	$ 2,629	$ 2,475
Commercial paper and investment securities	941	1,188	3,018	3,276
Mortgage-backed securities	685	973	2,327	2,789
Certificates of deposit	7	7	38	12
Interest-earning demand deposits	1	1	3	10
FHLB Stock	131	142	383	370

Total interest and dividend income	2,640	3,158	8,398	8,932

INTEREST EXPENSE:
Deposits	224	253	705	505
Federal Home Loan Bank advances – long-term – fixed rate	116	114	342	348
Federal Home Loan Bank advances – long-term – variable rate	402	586	1,376	993
Federal Home Loan Bank advances – short-term	247	373	860	1,719
Other short-term borrowings	1	-	1	-

Total interest expense	990	1,326	3,284	3,565

NET INTEREST INCOME	1,650	1,832	5,114	5,367
(CREDIT) PROVISION FOR LOAN LOSSES	(7)	10	(25)	42

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,657	1,822	5,139	5,325

NON-INTEREST INCOME:
Service charges on deposits	25	30	85	86
Earnings on Bank Owned Life Insurance	29	30	89	91
Investment securities gains (losses)	-	-	32	(2)
Other than temporary impairment losses	(32)	122	(50)	122
Portion of loss recognized in other comprehensive income	-	(148)	-	(148)

Net impairment loss recognized in earnings	(32)	(26)	(50)	(26)
ATM fee income	38	38	116	123
Other	10	15	30	36

Total non-interest income	70	87	302	307

NON-INTEREST EXPENSE:
Salaries and employee benefits	559	575	1,638	1,695
Occupancy and equipment	63	66	183	192
Data processing	55	56	164	171
Correspondent bank service charges	7	9	25	24
Federal deposit insurance premium	9	24	(14)	75
ATM network expense	24	21	64	83
Other	167	146	541	512

Total non-interest expense	884	897	2,601	2,752

INCOME BEFORE INCOME TAXES	843	1,012	2,840	2,880
INCOME TAX EXPENSE	218	265	695	701

NET INCOME	$ 625	$ 747	$ 2,145	$ 2,179

EARNINGS PER SHARE:
Basic	$ 0.35	$ 0.42	$ 1.21	$ 1.22
Diluted	$ 0.35	$ 0.42	$ 1.21	$ 1.22

AVERAGE SHARES OUTSTANDING:
Basic	1,771,722	1,772,165	1,772,918	1,782,512
Diluted	1,771,722	1,772,165	1,772,918	1,782,584

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

NET INCOME	$625	$747	$2,145	$2,179

OTHER COMPREHENSIVE INCOME (LOSS)

Investment securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	(6,961)	1,479	(6,518)	(392)
Less: Income tax effect	1,462	(311)	1,370	82

	(5,499)	1,168	(5,148)	(310)
(Gains) losses recognized in earnings	-	-	(32)	2
Less: Income tax effect	-	-	7	-

	-	-	(25)	2

Unrealized holdings gains (losses) on securities available for sale not other-than-temporarily impaired, net of tax	(5,499)	1,168	(5,173)	(308)

Investment securities held to maturity other-than-temporarily impaired:
Total losses	32	122	50	122
Losses recognized in earnings	32	26	50	26

Gains (losses) recognized in comprehensive income	-	148	-	148
Income tax effect	-	(31)	-	(31)

	-	117	-	117

Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	4	12	12	(14)
Less: Income tax effect	(1)	(2)	(3)	3

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	3	10	9	(11)

	3	127	9	106

Other comprehensive income (loss)	(5,496)	1,295	(5,164)	(202)

COMPREHENSIVE INCOME (LOSS)	$(4,871)	$2,042	$(3,019)	$1,977

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Total
Balance December 31, 2019	$38	$21,568	$(28,382)	$45,973	$347	$(2,031)	$37,513

Net income				625			625

Other comprehensive loss					(5,496)		(5,496)

Purchase of treasury stock (16,801 shares)			(234)				(234)

Amortization of unallocated ESOP shares		7				35	42

Cash dividends declared ($0.10 per share)				(178)			(178)

Balance March 31, 2020	$38	$21,575	$(28,616)	$46,420	$(5,149)	$(1,996)	$32,272

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Total
Balance June 30, 2019	$38	$21,550	$(28,269)	$44,807	$15	$(2,092)	$36,049

Net income				2,145			2,145

Other comprehensive loss					(5,164)		(5,164)

Purchase of treasury stock (24,276 shares)			(347)				(347)

Amortization of unallocated ESOP shares		25				96	121

Cash dividends declared ($0.30 per share)				(532)			(532)

Balance March 31, 2020	$38	$21,575	$(28,616)	$46,420	$(5,149)	$(1,996)	$32,272

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Total
Balance December 31, 2018	$ 38	$ 21,530	$ (28,258)	$ 43,941	$ (1,685)	$ (2,179)	$ 33,387

Net income				747			747

Other comprehensive income					1,295		1,295

Amortization of unallocated ESOP Shares		15				29	44

Cash dividends declared ($0.10 per share)				(177)			(177)

Balance March 31, 2019	$ 38	$ 21,545	$ (28,258)	$ 44,511	$ (390)	$ (2,150)	$ 35,296

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2018	$ 38	$ 21,516	$ (27,886)	$ 42,795	$ (188)	$ (2,258)	$ 34,017

Net income				2,179			2,179

Other comprehensive loss					(202)		(202)

Purchase of treasury stock (25,717 shares)			(372)				(372)

Amortization of unallocated ESOP shares		29				108	137

Cash dividends declared ($0.26 per share)				(463)			(463)

Balance March 31, 2019	$ 38	$ 21,545	$ (28,258)	$ 44,511	$ (390)	$ (2,150)	$ 35,296

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES

Net income	$2,145	$2,179
Adjustments to reconcile net income to cash provided by operating activities:
(Credit) provision for loan losses	(25)	42
Depreciation	26	38
(Gains) losses on sale of investment securities	(32)	2
Net impairment loss recognized in earnings	50	26
Amortization of discounts, premiums and deferred loan costs, net	85	130
Amortization of unallocated ESOP shares	121	137
Deferred income taxes	104	(131)
Increase in prepaid/accrued income taxes	226	271
Earnings on bank owned life insurance	(89)	(91)
(Increase) decrease in accrued interest receivable	174	(54)
(Decrease) increase in accrued interest payable	(162)	419
Increase in deferred director compensation payable	40	33
Other, net	(32)	194

Net cash provided by operating activities	2,631	3,195

INVESTING ACTIVITIES

Available-for-sale:
Purchases of commercial paper and investment securities	(45,268)	(40,658)
Proceeds from repayments of commercial paper and investments	3,980	33,450
Proceeds from sale of commercial paper investment securities	9,055	1,364
Held-to-maturity:
Proceeds from repayments of investments	500	2,180
Proceeds from repayments of mortgage-backed securities	5,996	6,706
Purchase of certificates of deposit	(2,334)	(1,096)
Maturities/redemptions of certificates of deposit	2,585	100
Purchase of loans	(8,056)	(7,208)
Net decrease in net loans receivable	8,083	3,037
Purchase of FHLB stock	(5,420)	(5,537)
Redemption of FHLB stock	5,541	5,638
Acquisition of premises and equipment	(215)	(1)

Net cash used for investing activities	(25,553)	(2,025)

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended March 31,
	2020	2019
FINANCING ACTIVITIES

Net (decrease) increase in transaction and savings accounts	$(2,183)	$593
Net increase in certificates of deposit	9,488	548
Net decrease in advance payments by borrowers for taxes and insurance	(285)	(232)
Proceeds (repayments) of FHLB long-term advances – fixed rate	-	15,000
Proceeds (repayments) of FHLB long-term advances – variable rate	-	85,000
Proceeds from other short-term borrowings	24,800	-
Net decrease in FHLB short-term advances	(10,026)	(99,481)
Purchase of treasury stock	(347)	(372)
Cash dividends paid	(532)	(463)

Net cash provided by financing activities	20,915	593

(Decrease) increase in cash and cash equivalents	(2,007)	1,763

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	4,379	2,441

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,372	$4,204

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and borrowings	$3,446	$3,146
Income taxes	$461	$478

Non-cash items:
Educational Improvement Tax Credit	$45	$45
Unfunded securities commitments	$-	$519

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2020, are not necessarily indicative of the results which may be expected for the entire fiscal year.

The coronavirus (COVID-19) pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. The resulting temporary closure of many businesses and the implementation of social distancing and sheltering-in-place policies has and may continue to impact many of the Company’s customers. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees and communities during this difficult time. The Company has given hardship relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options, and encourages customers to reach out for assistance to support their individual circumstances. The pandemic could result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, loan modifications deemed to be COVID-19-related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short term. Under these terms, as of March 31, 2020, the Company had processed payment deferrals for no loans. Through April 30, 2020, the number of deferrals increased to 14 with an aggregate balance of $5.5 million, and an aggregate appraised value of approximately $8.9 million, to become effective for payments beginning on May 1, 2020. Substantially all of these deferrals were generally 90 days in duration, with full collection of taxes and insurance, partial to full collection of interest, and no or partial collection of principal during the deferral period. As of March 31, 2020 through April 30, 2020 all of these loans were current.

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

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. The effective dates in this Update are the same as those applicable for ASU 2019-10. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes, change the accounting for certain tax transactions, and make minor improvements to the codification. This Update provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The Update also changes current guidance for making an intra-period allocation, if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income. For public business entities, the amendments in this Update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2020, the FASB issued ASU 2020-02, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), February 2020, to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. This did not have a significant impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326.

Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2020, in accordance with provisions in the CARES Act, the Corporation has elected not to apply the guidance in ASC 310-40 on accounting for TDRs to loan modifications related to COVID-19 made between March 1, 2020 and the earlier of (1) December 31, 2020 or (2) 60 days after the end of the COVID-19 national emergency. This relief was only applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and may include payment deferrals, fee waivers, extension of repayments or other delays in payment.

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

4.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Weighted average common shares issued	3,805,636	3,805,636	3,805,636	3,805,636
Average treasury stock shares	(1,872,228)	(1,861,840)	(1,868,532)	(1,849,296)
Average unallocated ESOP shares	(161,686)	(171,631)	(164,186)	(173,828)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,771,722	1,772,165	1,772,918	1,782,512
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	-	-	-	72

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,771,722	1,772,165	1,772,918	1,782,584

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used. At March 31, 2020, and March 31, 2019, all options had expired.

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

During the three and nine month periods ended March 31, 2020 and 2019, the Company recorded no compensation expense related to our share-based compensation awards. As of March 31, 2020, there was no unrecognized compensation cost related to unvested share-based compensation awards granted in fiscal 2009.

All of the Company’s outstanding stock options were vested at March 31, 2018 and were expired as of March 31, 2019. There were no stock options exercised or issued during the nine months ended March 31, 2020 and 2019.

6.	COMMERCIAL PAPER AND INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of commercial paper investments are as follows:

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
	(Dollars in Thousands)
March 31, 2020

AVAILABLE FOR SALE
Corporate debt securities	$	115,287	$	-	$	(5,144)	$	110,143
Foreign debt securities [1]		32,585		-		(1,299)		31,286
Commercial paper		16,902		-		-		16,902

Total	$	164,774	$	-	$	(6,443)	$	158,331

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
	(Dollars in Thousands)
March 31, 2020

HELD TO MATURITY
Obligations of states and political subdivisions	$	3,495	$	130	$	-	$	3,625

Total	$	3,495	$	130	$	-	$	3,625

1 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
June 30, 2019

AVAILABLE FOR SALE
Corporate debt securities	$	104,760	$	355	$	(207)	$	104,908
Foreign debt securities [1]		26,583		35		(75)		26,543
Commercial paper		-		-		-		-
Obligations of states and political subdivisions		1,330		-		(1)		1,329

Total	$	132,673	$	390	$	(283)	$	132,780

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
June 30, 2019

HELD TO MATURITY
Obligations of states and political subdivisions	$	3,995	$	85	$	-	$	4,080

Total	$	3,995	$	85	$	-	$	4,080

Proceeds from sales of commercial paper and investments during the nine month period ending March 31, 2020 were $9.1 million and the Company recorded gross realized investment gains of $32 thousand during this same period. There were no sales of commercial paper and investment securities during the quarter ended March 31, 2020.

Proceeds from sales of commercial paper and investments during the nine month period ending March 31, 2019 were $1.4 million and the Company recorded gross realized investment losses of $2 thousand during this same period. There were no sales of commercial paper and investment securities during the quarter ended March 31, 2019.

The amortized cost and fair values of debt securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$	46,960	$	117,814	$	-	$	-	$	164,774
Fair value		46,185		112,146		-		-		158,331

HELD TO MATURITY
Amortized cost	$	750	$	2,745	$	-	$	-	$	3,495
Fair value		759		2,866		-		-		3,625

1 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

At March 31, 2020, commercial paper and investment securities with amortized costs of $3.5 million and fair values of $3.6 million were pledged to secure borrowings with the Federal Home Loan Bank (“FHLB”).

As of March 31, 2020, investment securities with amortized costs of $58.6 million and fair values of $55.6 million were pledged to secure borrowings with the Federal Reserve Bank of Cleveland (FRBC).

Of the investment securities pledged, $33.8 million of amortized costs, and $30.8 million of fair value was excess collateral at the FRBC. Excess collateral is used to support future borrowings and may be withdrawn at any time.

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

At March 31, 2020, the Company’s Agency CMOs totaled $101.6 million as compared to $107.4 million at June 30, 2019. The Company’s private-label CMOs totaled $695 thousand at March 31, 2020 as compared to $883 thousand at June 30, 2019. The $6.0 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency and private-label CMOs which totaled $5.8 million and $150 thousand, respectively. At March 31, 2020 and June 30, 2019, the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments. Substantially all of the Company’s floating rate MBSs adjust monthly based upon changes in the one month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBSs are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The private-label CMO portfolio had three previously recorded other-than-temporary impairments at March 31, 2020. During the three months ended March 31, 2020, the Company recorded $32 thousand of additional credit impairment charges on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of March 31, 2020. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At March 31, 2020
		Rating			Amortized Cost	Fair Value[2]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	WR	WR	D	$397	$380	$236
126694KF4	CWHL SER 24 A15	NR	NR	D	230	223	168
126694MP0	CWHL SER 26 1A5	NR	NR	D	68	70	45

					$695	$673	$449

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
March 31, 2020
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	101,615	$	213	$	(1,820)	$	100,008
Private-label		695		2		(24)		673

Total	$	102,310	$	215	$	(1,844)	$	100,681

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

		(Dollars in Thousands)
June 30, 2019
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	107,448	$	954	$	(570)	$	107,832
Private-label		883		5		(12)		876

Total	$	108,331	$	959	$	(582)	$	108,708

2 Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost and fair value of the Company’s mortgage-backed securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$	-	$	102	$	-	$	102,208	$	102,310
Fair value		-		104		-		100,577		100,681

At March 31, 2020, mortgage-backed securities with amortized costs of $105.1 million and fair values of $103.6 million were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $12.3 million of fair value was excess collateral. At June 30, 2019 mortgage-backed securities with an amortized cost of $107.4 million and fair values of $107.8 million, were pledged to secure public deposits and borrowings with the FHLB. Of the mortgage-backed securities pledged, $2.4 million of amortized cost was excess collateral at the FHLB. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

8.	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

The following tables present the changes in accumulated other comprehensive gain (loss) by component, for the three and nine months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – December 31, 2019	$411	$(64)	$347

Other comprehensive (loss) income before reclassifications	(5,499)	3	(5,496)

Amounts reclassified from accumulated other comprehensive loss	-	-	-

Net current-period other comprehensive (loss) income	(5,499)	3	(5,496)

Ending Balance – March 31, 2020	$(5,088)	$(61)	$(5,149)

	Nine Months Ended March 31, 2020
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2019	$85	$(70)	$15

Other comprehensive (loss) income before reclassifications	(5,148)	9	(5,139)

Amounts reclassified from accumulated other comprehensive loss	(25)	-	(25)

Net current-period other comprehensive (loss) Income	(5,173)	9	(5,164)

Ending Balance – March 31, 2020	$(5,088)	$(61)	$(5,149)

	Three Months Ended March 31, 2019
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – December 31, 2018	$(1,486)	$(199)	$(1,685)

Other comprehensive income before reclassifications	1,168	127	1,295

Amounts reclassified from accumulated other comprehensive loss	-	-	-

Net current-period other comprehensive income	1,168	127	1,295

Ending Balance – March 31, 2019	$(318)	$(72)	$(390)

	Nine Months Ended March 31, 2019
	(Dollars in Thousands – net of tax)

	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2018	$(10)	$(178)	$(188)

Other comprehensive income (loss) before reclassifications	(310)	106	(204)

Amounts reclassified from accumulated other comprehensive loss	2	-	2

Net current-period other comprehensive (loss) Income	(308)	106	(202)

Ending Balance – March 31, 2019	$(318)	$(72)	$(390)

9.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2020 and June 30, 2019.

		March 31, 2020

		Less Than Twelve Months			Twelve Months or Greater			Total

	Fair Value		Gross Unrealized Losses	Fair Value		Gross Unrealized Losses	Fair Value		Gross Unrealized Losses

		(Dollars in Thousands)
Corporate debt securities	$	101,644	$(4,819)	$	8,499	$(325)	$	110,143	$(5,144)
Foreign debt securities[1]		31,286	(1,299)		-	-		31,286	(1,299)
Collateralized mortgage obligations		57,941	(1,049)		22,749	(795)		80,690	(1,844)

Total	$	190,871	$(7,167)	$	31,248	$(1,120)	$	222,119	$(8,287)

1 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

		June 30, 2019

		Less Than Twelve Months			Twelve Months or Greater			Total

	Fair Value		Gross Unrealized Losses	Fair Value		Gross Unrealized Losses	Fair Value		Gross Unrealized Losses

		(Dollars in Thousands)
Corporate debt securities	$	11,728	$(86)	$	17,077	$(121)	$	28,805	$(207)
Foreign debt securities[1]		2,004	(2)		5,699	(73)		7,703	(75)
Obligations of states and political subdivisions		-	-		1,329	(1)		1,329	(1)
Collateralized mortgage obligations		24,368	(182)		18,614	(400)		42,982	(582)

Total	$	38,100	$(270)	$	42,719	$(595)	$	80,819	$(865)

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

1 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(Dollars in Thousands)
Beginning balance	$242	$229	$248	$239
Initial credit impairment	-	-	-	-
Subsequent credit impairment	32	26	50	26
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-	-	-
Reductions for securities sold	-	-	-	-
Reduction for actual realized recoveries (losses)	4	(5)	(20)	(15)
Reduction for increase in cash flows expected to be collected	-	-	-	-

Ending Balance	$278	$250	$278	$250

During the three months ended March 31, 2020, the Company recorded a $32 thousand credit impairment charge and no non-credit unrealized holding losses to accumulated other comprehensive income. During the three and nine months ended March 31, 2020, the Company accreted back into other comprehensive income $3 thousand and $9 thousand, respectively, (net of income tax effect of $1 thousand and $3 thousand, respectively), based on principal repayments on private-label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the March 31, 2020 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

The Company had investments in 125 positions that were impaired at March 31, 2020. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

10.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of March 31, 2020 and June 30, 2019.

		March 31, 2020			June 30, 2019
		Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

		(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$	79,166	$-	$79,166	$76,789	$-	$76,789
Construction		1,335	-	1,335	2,907	-	2,907
Land acquisition & development		446	-	446	694	-	694
Multi-family dwellings		2,562	-	2,562	3,123	-	3,123
Commercial		4,182	-	4,182	3,727	-	3,727

Consumer loans
Home equity		1,030	-	1,030	906	-	906
Home equity lines of credit		1,859	-	1,859	1,953	-	1,953
Other		143	-	143	112	-	112

Commercial loans		11	-	11	418	-	418

	$	90,734	$-	$90,734	$90,629	$-	$90,629

Plus: Deferred loan costs		441			507
Allowance for loan losses		(523)			(548)

Total	$	90,652			$90,588

Impaired loans are loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The following loan categories are collectively evaluated for impairment, First mortgage loans: 1 – 4 family dwellings and all consumer loan categories (home equity, home equity lines of credit, and other). The following loan categories are individually evaluated for impairment, First mortgage loans: construction, land acquisition and development, multi-family dwellings, and commercial. The Company evaluates commercial loans not secured by real property individually for impairment.

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

At March 31, 2020 and June 30, 2019 there were no loans considered to be impaired.

Total nonaccrual loans as of March 31, 2020 and June 30, 2019 and the related interest income recognized for the three and nine months ended March 31, 2020 and March 31, 2019 are as follows:

		March 31, 2020		June 30, 2019
(Dollars in Thousands)
Principal outstanding
1 – 4 family dwellings	$	-	$	225
Construction		-		-
Land acquisition & development		-		-
Commercial real estate		-		-
Home equity lines of credit		-		-

Total	$	-	$	225

		Three Months Ended				Nine Months Ended
		March 31,		March 31,		March 31,		March 31,
		2020		2019		2020		2019
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	-	$	230	$	62	$	232
Construction		-		-		-		-
Land acquisition & development		-		-		-		-
Commercial real estate		-		-		-		-
Home equity lines of credit		-		-		-		-

Total	$	-	$	230	$	62	$	232

Income that would have been recognized	$	-	$	5	$	8	$	11

Interest income recognized	$	-	$	5	$	8	$	11

The Company’s loan portfolio may also include troubled debt restructurings (“TDRs”), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Under the provisions of the CARES Act, as of March 31, 2020, the Company had not received, or granted, any loan modification requests. Through April 30, 2020, the number of modifications increased to 14 loans with an aggregate balance of $5.5 million, or 6.0% of loans outstanding and an aggregate appraised value of approximately $8.9 million. The characteristics of these modifications are considered short-term and do not result in a reclassification of these loans to TDR status. Substantially all of these modification requests provide for full collection of taxes and insurance, partial to full collection of interest and no partial collection of principal during the deferral period. As of March 30, 2020 and through April 30, 2020 all of these loans were current with modified payments to begin on May 1, 2020.

During the three and nine months ended March 31, 2020 and March 31, 2019, there were no troubled debt restructurings, and no troubled debt restructurings that subsequently defaulted.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at March 31, 2020, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2020 and June 30, 2019:

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
March 31, 2020
First mortgage loans:
1 – 4 family dwellings	$	79,166	$	-	$	-	$	-	$	-	$	-	$	79,166
Construction		1,335		-		-		-		-		-		1,335
Land acquisition & development		446		-		-		-		-		-		446
Multi-family dwellings		2,562		-		-		-		-		-		2,562
Commercial		4,182		-		-		-		-		-		4,182

Consumer Loans:
Home equity		1,030		-		-		-		-		-		1,030
Home equity lines of credit		1,859		-		-		-		-		-		1,859
Other		143		-		-		-		-		-		143

Commercial Loans		11		-		-		-		-		-		11

	$	90,734	$	-	$	-	$	-	$	-	$	-		90,734

Plus: Deferred loan fees														441
Allowance for loan losses														(523)

Net Loans Receivable													$	90,652

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
June 30, 2019
First mortgage loans:
1 – 4 family dwellings	$	76,564	$	-	$	-	$	-	$	225	$	225	$	76,789
Construction		2,907		-		-		-		-		-		2,907
Land acquisition & development		694		-		-		-		-		-		694
Multi-family dwellings		3,123		-		-		-		-		-		3,123
Commercial		3,727		-		-		-		-		-		3,727

Consumer Loans
Home equity		906		-		-		-		-		-		906
Home equity lines of credit		1,953		-		-		-		-		-		1,953
Other		112		-		-		-		-		-		112

Commercial Loans		418		-		-		-		-		-		418

	$	90,404	$	-	$	-	$	-	$	225	$	225		90,629

Plus: Deferred loan costs														507
Allowance for loan losses														(548)

Net Loans Receivable													$	90,588

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended March 31, 2020. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family dwellings, commercial real estate and commercial (not secured by real estate) loans at March 31, 2020 and June 30, 2019.

		March 31, 2020
		Construction		Land Acquisition & Development		Multi- family Residential		Commercial Real Estate		Commercial

		(Dollars in Thousands)
Pass	$	1,335	$	446	$	2,562	$	4,182	$	11
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	1,335	$	446	$	2,562	$	4,182	$	11

		June 30, 2019
		(Dollars in Thousands)
	Construction			Land Acquisition & Development Loans		Multi-family Residential		Commercial Real Estate		Commercial

Pass	$	2,907	$	694	$	3,123	$	3,727	$	418
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	2,907	$	694	$	3,123	$	3,727	$	418

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended March 31, 2020 and June 30, 2019.

		March 31, 2020

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	79,166	$	3,032
Non-performing		-		-

Total	$	79,166	$	3,032

		June 30, 2019

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	76,564	$	2,971
Non-performing		225		-

Total	$	76,789	$	2,971

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

The Company had no unallocated loss allowance balances at March 31, 2020 and June 30, 2019.

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

As a result of the recent COVID-19 pandemic, management intends to consider how and to what degree to incorporate factors relating to this contingency. In the future as events unfold and the scope of the pandemic’s expected economic impact on the Company’s loan portfolio become clearer.

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2020 and 2019. Activity in the allowance is presented for the three and nine months ended March 31, 2020 and 2019.

		For the three months ended
		March 31, 2020
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2019	$	398	$	37	$	4	$	13	$	45	$	32	$	1	$	530
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		(2)		(5)		-		-		2		(2)		-		(7)

Ending ALLL Balance at March 31, 2020	$	396	$	32	$	4	$	13	$	47	$	30	$	1	$	523

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		396		32		4		13		47		30		1		523

	$	396	$	32	$	4	$	13	$	47	$	30	$	1	$	523

		For the nine months ended
		March 31, 2020
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2019	$	405	$	46	$	10	$	17	$	37	$	30	$	3	$	548
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		(9)		(14)		(6)		(4)		10		-		(2)		(25)

Ending ALLL Balance at March 31, 2020	$	396	$	32	$	4	$	13	$	47	$	30	$	1	$	523

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		396		32		4		13		47		30		1		523

	$	396	$	32	$	4	$	13	$	47	$	30	$	1	$	523

		For the three months ended
		March 31, 2019
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2018	$	373	$	25	$	10	$	18	$	39	$	33	$	3	$	501
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		6		8		-		(1)		(1)		(3)		-		9

Ending ALLL Balance at March 31, 2019	$	379	$	33	$	10	$	17	$	38	$	30	$	3	$	510

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		379		33		10		17		38		30		3		510

	$	379	$	33	$	10	$	17	$	38	$	30	$	3	$	510

		For the nine months ended
		March 31, 2019
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

				(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2018	$	356	$	24	$	-	$	18	$	35	$	31	$	4	$	468
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		23		9		10		(1)		3		(1)		(1)		42

Ending ALLL Balance at March 31, 2019	$	379	$	33	$	10	$	17	$	38	$	30	$	3	$	510

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		379		33		10		17		38		30		3		510

	$	379	$	33	$	10	$	17	$	38	$	30	$	3	$	510

For the three month period ended March 31, 2020, the ALLL associated with the 1-4 family permanent and construction loan portfolios decreased by $2 thousand and $5 thousand, respectively. During the nine months ended March 31, 2020, the ALLL associated with the 1-4 family permanent and construction, land acquisition and development and multi-family loan segments decreased by $9 thousand, $14 thousand, $6 thousand and $4 thousand, respectively. These decreases were partially offset by a $10 thousand increase in the ALLL associated with the commercial real estate loan segment. For both periods of 2020, the changes in the ALLL balances associated with the other loan segments were driven by changes in the applicable loan balances.

During the three months ended March 31, 2019, the primary changes to the ALLL were comprised of a $6 thousand increase attributable to 1-4 family loans and an $8 thousand increase attributable to construction loans which were partially offset by a $3 thousand decrease attributable to consumer loans. During the nine months ended March 31, 2019, the ALLL associated with 1-4 family, construction and land acquisition and development loans increased $23 thousand, $9 thousand and $10 thousand, respectively. The primary reason for the changes in the ALLL balance for both periods of 2020, in total, and within the identified segments are volume related changes in applicable loan balances.

11.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of March 31, 2020 and June 30, 2019.

			Weighted-	Stated interest
	Maturity range		average	rate range			March 31,		June 30,
Description	from	to	interest rate [3]	from	to		2020		2019
							(Dollars in Thousands)
Fixed	10/01/20	10/03/22	3.03%	2.95%	3.09%	$	15,000	$	15,000
Adjustable	10/01/20	10/01/21	1.98%	1.73%	2.16%		85,000		85,000

Total						$	100,000	$	100,000

Maturities of FHLB long-term advances at March 31, 2020, are summarized as follows:

Maturing During Fiscal Year Ended June 30:		Amount	Weighted- Average Interest Rate
		(Dollars in Thousands)
2020	$	-	-
2021		65,000	1.99%
2022		30,000	2.31%
2023		5,000	3.09%
2024		-	-
2025 and thereafter		-	-

Total	$	100,000	2.14%

The advances are not convertible or callable. The FHLB advances are secured by the Company’s FHLB stock, mortgage-backed and investment securities, and loans, and are subject to substantial prepayment penalties.

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of March 31, 2020 and June 30, 2019:

	March 31, 2020	June 30, 2019

	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$60,802	$70,828
Average balance	58,090	81,556
Maximum month-end balance	68,030	161,289
Average interest rate	1.97%	2.45%
Weighted-average rate	0.36%	2.46%

[3]	As of March 31, 2020

At March 31, 2020, the Company had remaining borrowing capacity with the FHLB of approximately $7.8 million.

The FHLB advances are secured by the Company’s FHLB stock, loans, and mortgage-backed and investment securities held in safekeeping at the FHLB. FHLB advances are subject to substantial prepayment penalties.

12.	OTHER SHORT-TERM BORROWINGS

The Company also utilized other short-term borrowings comprised of FRBC discount window borrowings. FRBC discount window borrowings mature within 90 days and may be repaid prior to maturity without penalty, in whole or in part, plus accrued interest. The following table presents information regarding the FRBC borrowings as of March 31, 2020 and June 30, 2019:

FRBC Discount Window Borrowings:

	March 31, 2020	June 30, 2019

	(Dollars in Thousands)
Ending balance	$24,800	$-
Average balance	559	-
Maximum month-end balance	24,800	-
Average interest rate	0.25%	-
Weighted-average rate	0.25%	-

13.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of March 31, 2020 and June 30, 2019, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		March 31, 2020
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$	-	$	110,143	$	-	$	110,143
Foreign debt securities (1)		-		31,286		-		31,286
Commercial paper		-		16,902		-		16,902

	$	-	$	158,331	$	-	$	158,331

		June 30, 2019
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Obligations of states and political subdivisions	$	-	$	1,329	$	-	$	1,329
Corporate securities		-		104,908		-		104,908
Foreign debt securities (1)		-		26,543		-		26,543
Commercial paper		-		-		-		-

	$	-	$	132,780	$	-	$	132,780

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

[1]	U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information. The Company had no Level I, Level II or Level III impaired loans at March 31, 2020 and June 30, 2019.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

		March 31, 2020
		Carrying Amount		Fair Value		Level I		Level II		Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	2,372	$	2,372	$	2,372	$	-	$	-
Certificates of deposit		1,592		1,592		1,592		-		-
Investment securities – held to maturity		3,495		3,625		-		3,625		-
Mortgage-backed securities – held to maturity:
Agency		101,615		100,008		-		100,008		-
Private-label		695		673		-		-		673
Net loans receivable		90,652		98,679		-		-		98,679
Accrued interest receivable		1,045		1,045		1,045		-		-
FHLB stock		6,889		6,889		6,889		-		-
Bank owned life insurance		4,878		4,878		4,878		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	19,013	$	19,013	$	19,013	$	-	$	-
Interest-earning checking accounts		22,725		22,725		22,725		-		-
Savings accounts		43,319		43,319		43,319		-		-
Money market accounts		19,769		19,769		19,769		-		-
Certificates of deposit		46,849		47,061		-		-		47,061
Advance payments by borrowers for taxes and insurance		1,780		1,780		1,780		-		-
FHLB advances – fixed rate		15,000		14,789		-		-		14,789
FHLB advances – variable rate		85,000		85,000		85,000		-		-
FHLB short-term advances		60,802		60,802		60,802		-		-
Other short-term borrowings		24,800		24,800		24,800
Accrued interest payable		661		661		661		-		-

		June 30, 2019
		Carrying Amount		Fair Value		Level I		Level II		Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	4,379	$	4,379	$	4,379	$	-	$	-
Certificates of deposit		1,843		1,843		1,843		-		-
Investment securities – held to maturity		3,995		4,080		-		4,080		-
Mortgage-backed securities – held to maturity:
Agency		107,448		107,832		-		107,832		-
Private-label		883		876		-		-		876
Net loans receivable		90,588		92,062		-		-		92,062
Accrued interest receivable		1,219		1,219		1,219		-		-
FHLB stock		7,010		7,010		7,010		-		-
Bank owned life insurance		4,789		4,789		4,789		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest earning checking	$	19,770	$	19,770	$	19,770	$	-	$	-
Interest-earning checking		23,541		23,541		23,541		-		-
Savings accounts		43,740		43,740		43,740		-		-
Money market accounts		19,958		19,958		19,958		-		-
Certificates of deposit		37,361		37,359		-		-		37,359
Advance payments by borrowers for taxes and insurance		2,065		2,065		2,065		-		-
FHLB advances – fixed rate		15,000		14,323		-		-		14,323
FHLB advances – variable rate		85,000		85,000		85,000		-		-
FHLB short-term advances		70,828		70,828		70,828		-		-
Other short-term borrowings		-		-		-		-		-
Accrued interest payable		823		823		823		-		-

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

Other Short-Term Borrowings

The carrying amount of other short-term borrowings approximates their fair value.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2020.

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

Effects of COVID-19 Pandemic

The Company’s business is dependent upon the willingness and ability of our employees and clients to conduct banking and other financial transactions. The outbreak of the novel coronavirus (COVID-19) pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees and communities during this difficult time. The Company has given hardship relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options, and encourages customers to reach out for assistance to support their individual circumstances. The pandemic could result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

The Company has responded to the circumstances surrounding the pandemic to support the safety and well-being of the employees, customers and shareholders by enacting the following measures:

•	Restricted lobby traffic at all branch locations to essential transactions (e.g. safe deposit box access, signing of legal documents, etc.).

•

Temporarily closed our Sherwood Oaks Branch which is located within a retirement community; and redirected our Sherwood Oaks customers to our Cranberry Township branch which is located about one mile away.

•	Modified branch business hours Monday through Thursday to close at 3:00 pm (as opposed to 4:00 pm), Friday close at 3:00 pm (as opposed to 6:00 pm, and Saturday close at 12:00 pm (no change).

•	Monitor federal, state and local COVID-19 websites and adopt guidance as appropriate and feasible.

•

Encourage customers to use our various on-line portals (e.g. internet banking, online bill pay service), automated teller machines and night depositories to redirect routine transactions away from our branch staff as much as possible.

•	Non-branch banking services (e.g. lending, accounting, check and electronic processing) continue to be offered consistent with COVID-19 guidelines.

FINANCIAL CONDITION

The Company’s assets totaled $374.0 million at March 31, 2020, as compared to $355.8 million at June 30, 2019. The $18.2 million or 5.1% increase in total assets was principally due to a $16.9 million increase in commercial paper and an $8.7 million increase in investment securities available-for-sale, which were partially offset by a $6.0 million decrease in mortgage-backed securities and a $2.0 million decrease in cash and cash equivalents. The increase in commercial paper was primarily the result of purchases of $16.9 million. The increase in investment securities available-for-sale was primarily attributable to corporate and foreign bond purchases of $28.4 million, which more than offset the maturities, calls and sales in these categories of securities. The decrease in mortgage-backed securities was principally due to repayments of principal totaling $6.0 million. The decrease in cash and cash equivalents was attributable to lower interest-earning demand deposits at the Federal Home Loan Bank of Pittsburgh (FHLB) at March 31, 2020 compared to June 30, 2020.

The Company’s total liabilities increased $22.0 million or 6.9% to $341.8 million as of March 31, 2020 from $319.8 million as of June 30, 2019. The $22.0 million increase in total liabilities was primarily comprised of a $7.0 thousand increase in total deposits and an increase of $24.8 million in other short-term borrowings, partially offset by a decrease in short-term FHLB advances of $10.0 million. Certificates of deposit increased $9.5 million due to a $9.8 million increase in brokered CDs which more than offset a $359 thousand decline in retail certificates of deposit. The Company uses brokered CDs as part of the Company’s overall funding policy. Non-interest bearing transaction accounts and interest-bearing transaction accounts decreased $757 thousand and $1.0 million, respectively, as of March 31, 2020 from June 30, 2019. See also Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

Total stockholders’ equity decreased $3.8 million or 10.48% to $32.3 million as of March 31, 2020, from $36.0 million as of June 30, 2019. The decrease in stockholders’ equity was primarily attributable to a $5.2 million unrealized loss on the Company’s available-for-sale investment portfolio, Treasury share purchases of $347 thousand and cash dividends paid totaling $532 thousand as of March 31, 2020 compared to June 30, 2019, which was partially offset by net income of $2.1 million.

RESULTS OF OPERATIONS

General. WVS Financial Corp. reported net income of $625 million or $0.35 per share (diluted and basic) for the three months ended March 31, 2020 as compared to $747 thousand or $0.42 per share for the same period in 2019. The $122 thousand decrease in net income during the three months ended March 31, 2020 was primarily attributable to a $182 thousand decrease in net interest income, which was partially offset by a $17 thousand decrease in the provision for loan losses, a $13 thousand decrease in non-interest expense and a $47 thousand decrease in income tax expense, when compared to the same period in 2019.

Net income for the nine months ended March 31, 2020 totaled $2.1 million or $1.21 per diluted share, as compared to $2.2 million or $1.22 per diluted share for the same period in 2019. The $34 thousand decrease in net income during the nine months ended March 31, 2020 was primarily attributable to a $253 thousand decrease in net interest income, which was partially offset by a $67 thousand decrease in the provision for loan losses and a $151 thousand decrease in non-interest expense, when compared to the same period of 2019.

Net Interest Income. The Company’s net interest income decreased by $182 thousand or 9.9% for the three months ended March 31, 2020, when compared to the same period in 2019. The decrease in net interest income was primarily attributable to a $518 thousand decrease in interest income which was partially offset by a $336 thousand decrease in interest expense. The $518 thousand decrease in interest income during the three months ended March 31, 2020 was primarily attributable to lower average yields on the Company’s floating rate investment and mortgage-backed securities portfolios, lower dividend yields on the Company’s Federal Home Loan Bank (“FHLB”) stock and lower average balances of mortgage-backed securities, which were partially offset by higher average balances of investment securities and loans outstanding, when compared to the same period in 2019. The decline in interest expense was primarily attributable to lower market rates paid on FHLB borrowings and time deposits, which were partially offset by higher average balances of FHLB short-term advances during the three months ended March 31, 2020 compared to the same period of the prior year.

For the nine months ended March 31, 2020, net interest income decreased $253 thousand or 4.7% when compared to the same period in 2019. The decrease in net interest income was primarily attributable to a $534 thousand decrease in interest income, which was partially offset by a $281 thousand decrease in interest expense. The decrease in interest income was primarily the result of lower average yields on the Company’s floating rate investment and mortgage-backed securities, and lower average balances of mortgage-backed securities, which were offset by higher average balances on loans outstanding as well as higher yields on loans outstanding, when compared to the same period in 2019. The decrease in interest expense was primarily attributable to lower average market rates paid on FHLB borrowings, partially offset by higher average balances of time deposits and higher market rates paid on wholesale time deposits during the nine months ended March 31, 2020, when compared to the same period of 2019.

Interest Income. Interest income on net loans receivable increased $28 thousand or 3.3% and $154 thousand or 6.2% for the three and six months ended March 31, 2020, respectively, when compared to the same periods in 2019. The increase for the three and nine months ended March 31, 2020 was primarily attributable to increases of $2.8 million and $4.6 million, respectively, in the average balance of net loans receivable when compared to the same periods in 2019. For both the quarter and nine months ended March 31, 2020, the increase in the average balance of loans outstanding was primarily attributable to loan originations and purchases in excess of repayments on new loans originated when compared to the same periods in 2019. During fiscal 2018, 2019 and into fiscal 2020, the Company enjoyed higher demand for single-family home purchase loans. Substantially all of our loan originations and purchases were fixed-rate loans with a mix of 15, 20, and 30 year terms.

Interest income on commercial paper and investment securities available-for-sale decreased $247 thousand or 20.8% and $258 thousand or 7.9% for the three and nine months ended March 31, 2020, respectively, when compared to the same periods in 2019. The decrease for the three months ended March 31, 2020 was primarily attributable to a 90 basis point decrease in the weighted average yield on investment securities, partially offset by a $9.8 million increase in the average balance of investment securities outstanding, when compared to the same period in 2019. The decrease for the nine months ended March 31, 2020 was primarily attributable to a decrease of 39 basis points in the weighted average yield on investment securities, partially offset by a $6.4 million increase in the average balance of investment securities outstanding, when compared to the same period in 2019. The increase in the average balance of commercial paper and investments available-for-sale outstanding during both periods is attributable to increased purchases of such securities funded with a combination of repayments of principal from the Company’s mortgage-backed securities portfolio, increases in other borrowings and wholesale time deposits. The decrease in weighted average yields in 2020 was principally attributable to lower one-month London Interbank Offered Rates (“LIBOR”) when compared to the same periods in 2019.

Interest income on mortgage-backed securities decreased $288 thousand or 29.6% and $462 thousand or 16.6% for the three and nine months ended March 31, 2020, respectively, when compared to the same periods in 2019. The decrease for the three months ended March 31, 2020 was primarily attributable to an 89 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities, as well as a $6.4 million decrease in the average balance of U.S. Government agency mortgage-backed securities, when compared to the same period in 2019. The decrease for the nine months ended March 31, 2020 was also primarily attributable to a 41 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities and a $5.4 million decline in the average balance of U.S. Government agency mortgage-backed securities, when compared to the same period in 2019. The decrease in the average balances of U.S. Government and agency private-label mortgage-backed securities during the three and nine months ended March 31, 2020 was attributable to principal paydowns during the periods. The mortgage-backed securities proceeds during both periods were primarily used to fund loan originations and purchases of commercial paper and floating rate corporate bonds in the investment portfolio. The decrease in weighted average yields in 2020 was primarily attributable to lower three-month LIBOR when compared to the same periods in 2019.

Dividend income on FHLB stock decreased $11 thousand or 7.6% and increased $13 thousand or 3.5% for the three and nine months ended March 31, 2020, respectively, when compared to the same periods in 2019. The decrease for the three months ended March 31, 2020 was primarily attributable to an 88 basis point decrease in the weighted average yield earned and was partially offset by a $179 thousand increase in the average balance of FHLB stock held. The increase for the nine months ended March 31, 2020 was primarily attributable to a 37 basis point increase in the weighted average yield earned which was partially offset by a $98 thousand decrease in the average balance of FHLB stock held.

Interest income on certificates of deposit increased $26 thousand for the nine months ended March 31, 2020 when compared to the same period in 2019. This increase was primarily the result of a $1.4 million increase in the average portfolio balance of certificates of deposit and a 14 basis point increase in the weighted average yield earned, when compared to the same period of 2019. Interest income on certificates of deposit remained flat for the quarter ended March 31, 2020 compared to the quarter ended March 2019.

Interest Expense. Interest paid on FHLB variable-rate long term advances decreased by $184 thousand for the three months ended March 31, 2020 when compared to the same period in 2019. The decrease was due to an 87 basis point decrease in the average rates paid during 2020 when compared to 2019. For the nine months ended March 31, 2020, interest expense on FHLB variable-rate long term advances increased $383 thousand compared to the same period of the prior year. The $383 thousand increase was due to a $28.9 million increase in the average balance outstanding, partially offset by a 20 basis point decrease in the average rates paid during the nine month period ending March 31, 2020 compared to the same period of 2019. Interest expense on short-term FHLB borrowings during the three and nine months ended March 31, 2020 decreased by $126 thousand and $859 thousand, respectively, compared to the same periods of the prior year. The decrease for the quarter ended March 31, 2020 was due largely to a 108 basis point decrease in the weighted average rate paid, partially offset by a $6.5 million increase in the average balances of advances outstanding, when compared to the same period of 2019. The decrease for the nine months ended March 31, 2020 was primarily due to a $36.7 million decrease in the average balance of these obligations, as well as a 45 basis point decrease in rates paid compared to the same period of 2019.

Interest expense on deposits decreased $29 thousand for the three months ended March 31, 2020 due to a 14 basis point decrease in the weighted average rate paid on time deposits as well as a $2.2 million decrease in the average balance of time deposits, when compared to the same period in 2019. For the nine months ended March 31, 2020, the $200 thousand increase in interest expense was primarily due to a $9.1 million increase in the average balance of time deposits outstanding and a 26 basis point increase in the weighted average rate paid on these time deposits when compared to the same period in 2019. The increase in the average balances of time deposits during both the three and nine months ended March 31, 2020 was primarily attributable to higher levels of short-term brokered deposits when compared to the same periods of 2019. From time to time the Company uses brokered deposits to fund investment purchases, or as an alternative to FHLB borrowings, if the cost of such deposits is less than other wholesale funding options.

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

During the three and nine months ending March 31, 2020, the allowance for loan and lease losses (ALLL) decreased $17 thousand and $67 thousand, respectively, when compared to the same periods in 2019. The $17 thousand decrease in the provision for loan losses during the quarter ended March 31, 2020 was primarily attributable to a $7 thousand credit provision in the three months ended March 31, 2020 as compared to a $10 thousand provision charge in the same period in 2019. The $7 thousand credit provision for the three months ended March 31, 2020 was primarily attributable to lower balances in the 1-4 family residential loan portfolio at March 31, 2020, when compared to December 31, 2019. For the three months ended March 31, 2020, the ALLL associated with the 1-4 family permanent and construction loan portfolios decreased by $2 thousand and $5 thousand, respectively, when compared to the same period in 2019. The decrease in the provision for loan losses during the nine months ended March 31, 2020 was primarily attributable to lower levels of loans for land and acquisition and development and residential construction when compared to the same period of 2019. The primary reason for the changes in the ALLL balances, both in total and within the identified segments, are changes in applicable loan balances. During the nine months ended March 31, 2020, the ALLL associated with the 1-4 family permanent and construction, land acquisition and development and multi-family loan segments decreased by $9 thousand, $14 thousand, $6 thousand and $4 thousand, respectively, which were partially offset by a $10 thousand increase in the ALLL associated with the commercial real estate loan segment when compared to the same period in 2019. For both periods of 2020, the changes in the ALLL balances associated with the other loan segments were driven by changes in the applicable loan balances.

At March 31, 2020, the Company’s total allowance for loan losses amounted to $523 thousand or 0.58% of the Company’s total loan portfolio, as compared to $548 thousand or 0.60% at June 30, 2019. At March 31, 2020, the Company had no non-performing loans as compared to $225 thousand at June 30, 2019.

Non-Interest Income. Non-interest income decreased $17 thousand or 19.5% for the three months ended March 31, 2020, when compared to the same period in 2019. This decrease was primarily attributable to a $6 thousand increase in impairment charges related to the Company’s private label mortgage-backed portfolio, a $5 thousand decrease in service charges on deposits, and a $4 thousand decrease in miscellaneous categories of non-interest income.

For the nine months ended March 31, 2020, non-interest income decreased $5 thousand or 1.6%, when compared to the same period in 2019. The decrease in non-interest income for the nine months ended March 31, 2020 was primarily attributable to a $24 thousand increase in impairment charges related to the Company’s private label mortgage-backed portfolio and lower levels of miscellaneous non-interest income, partially offset by a $34 thousand increase in the gains on the sale of investment securities, when compared to the nine months ended March 31, 2019.

Non-Interest Expense. Non-interest expense decreased $13 thousand or 1.5% for the three months ended March 31, 2020, when compared to the same period in 2019. The decrease in non-interest expense for the three months ended March 31, 2020 was primarily attributable to a $16 thousand decrease in employee post retirement benefit costs, a $15 thousand decrease in federal deposit insurance expense, partially offset by higher legal expenses associated with the Company’s Employee Stock Ownership Plan (ESOP) and higher provisions for off balance sheet reserves on loan commitments outstanding at March 31, 2020, when compared to the same period in 2019. Non-interest expense decreased $151 thousand or 5.5% for the nine months ended March 31, 2020, when compared to the same period in 2019. The decrease in non-interest expense for the nine months ended March 31, 2020 was primarily attributable to an $89 thousand decrease in federal deposit insurance expense, a $57 thousand decrease in post retirement benefit costs and a $19 thousand decrease in ATM network expenses, partially offset by higher legal expenses associated with the Company’s Employee Stock Ownership Plan (ESOP) and higher provisions for off balance sheet reserves on loan commitments outstanding at March 31, 2020, when compared to the same period in 2019. The decrease in federal deposit insurance expense for both periods in 2020 was primarily attributable to the application of Small Bank Assessment Credits by the Federal Deposit Insurance Corporation.

Income Tax Expense. Income tax expense decreased $47 thousand and $6 thousand for the three and nine months ended March 31, 2020, respectively, when compared to the same periods in 2019. The decreases for both periods ended March 31, 2020, were primarily due lower levels of taxable income when compared to the same periods of 2019.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $2.6 million during the nine months ended March 31, 2020. Net cash provided by operating activities was primarily comprised of net income of $2.1 million, a $226 thousand increase in accrued income taxes and a $174 thousand decrease in accrued interest receivable.

Funds used for investing activities totaled $25.6 million during the nine months ended March 31, 2020. Primary uses of funds during this period were purchases of investment securities available for sale, including commercial paper, totaling $45.3 million, purchases of loans totaling $8.1 million and purchases of certificates of deposit totaling $2.3 million. Primary sources of funds during the nine months ended March 31, 2020 included proceeds from repayments of investment securities and mortgage-backed securities in the held-to-maturity portfolio totaling $500 thousand and $6.0 million, respectively, proceeds from repayments of investment securities in the available-for-sale portfolio totaling $4.0 million, $9.1 million of proceeds on sales of investment securities available-for-sale, repayments of loans in excess of originations of $8.1 million and $2.6 million of proceeds from maturing certificates of deposit.

Funds provided by financing activities totaled $20.9 million for the nine months ended March 31, 2020. The primary sources of funds from financing activities were an increase in other short-term borrowings of $24.8 million and a $9.5 million increase in time deposits. The primary uses of funds for financing activities were a $10.0 million decrease in FHLB short-term advances, a $2.2 million decrease in transaction and savings accounts, Treasury share purchases of $347 thousand and $532 thousand in cash dividends paid on the Company’s common stock. Management believes that a significant portion of our local maturing deposits will remain with the Company. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and Federal Reserve Bank discount window borrowings. Certificates of deposit scheduled to mature in one year or less at March 31, 2020 totaled $39.7 million including $20.3 million of maturing wholesale time deposits.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At March 31, 2020, total approved loan commitments outstanding were $2.6 million. At the same date, commitments under unused lines of credit amounted to $5.1 million and the unadvanced portion of construction loans approximated $3.6 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other wholesale funding sources, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $158.3 million, including $16.9 million of commercial paper, at March 31, 2020. In addition the Company had $1.6 million of certificates of deposit at March 31, 2020. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On April 27, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on May 21, 2020, to shareholders of record at the close of business on May 11, 2020. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of March 31, 2020, WVS Financial Corp. maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $37.2 million or 19.1%, $37.2 million or 19.1%, and $37.7 million or 19.4%, respectively, of total risk-weighted assets, and Tier I leverage capital of $37.2 million or 10.4% of average quarterly assets.

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

The Company had no nonperforming assets at March 31, 2020 compared to $225 thousand or 0.06% of total assets at June 30, 2019. During the quarter ended September 30, 2019, the Company’s one nonperforming single-family real estate loan was discharged from bankruptcy and since that time has been current.

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

	March 31,	June 30,
	2020	2019	2018
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$308,395	$282,429	$270,356
Interest-bearing liabilities maturing or repricing within one year	247,526	214,916	229,231

Interest sensitivity gap	$ 60,869	$ 67,513	$ 41,125

Interest sensitivity gap as a percentage of total assets	16.27%	18.97%	11.67%
Ratio of assets to liabilities maturing or repricing within one year	124.59%	131.41%	117.94%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at March 31, 2020. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)

Base Case Up 200 bp
Cumulative Gap ($’s)	$57,049	$58,989	$53,362	$52,354	$50,645	$54,269	$33,287
% of Total Assets	15.3%	15.8%	14.3%	14.0%	13.5%	14.5%	8.9%
Base Case Up 100 bp
Cumulative Gap ($’s)	$58,680	$62,055	$58,374	$60,477	$60,389	$63,831	$33,287
% of Total Assets	15.7%	16.6%	15.6%	16.2%	16.1%	17.1%	8.9%
Base Case No Change
Cumulative Gap ($’s)	$59,419	$63,434	$60,869	$64,480	$64,972	$67,580	$33,287
% of Total Assets	15.9%	17.0%	16.3%	17.2%	17.4%	18.1%	8.9%
Base Case Down 100 bp
Cumulative Gap ($’s)	$59,443	$63,478	$61,115	$64,996	$65,595	$68,120	$33,287
% of Total Assets	15.9%	17.0%	16.3%	17.4%	17.5%	18.2%	8.9%
Base Case Down 200 bp
Cumulative Gap ($’s)	$59,459	$63,508	$61,167	$65,071	$65,675	$68,184	$33,287
% of Total Assets	15.9%	17.0%	16.4%	17.4%	17.6%	18.2%	8.9%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2020. This analysis was done assuming that the interest-earning assets will average approximately $372 million and $373 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at March 31, 2020. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	March 31, 2021					March 31, 2022
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-34.5%	-35.0%	-	7.6%	15.3%	-45.9%	-38.7%	-	11.5%	22.0%
Return on average equity	0.78%	0.71%	5.38%	6.39%	7.38%	-0.57%	0.48%	5.62%	7.04%	8.29%
Return on average assets	0.07%	0.06%	0.47%	0.56%	0.65%	-0.05%	0.04%	0.51%	0.65%	0.77%
Market value of equity (in thousands)	$35,730	$33,242	$36,710	$38,718	$40,176

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed lines of credit, at March 31, 2020. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2020.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and land development loans	$3,115
Undisbursed lines of credit	5,146
Loan origination commitments	4,568

$12,829

In the ordinary course of its construction lending business, the Savings Bank may enter into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2020, the Savings Bank had no performance standby letters of credit outstanding.    In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

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

During the quarter ended March 31, 2020, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

(a)The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b)Not applicable.

ITEM 1A. Risk Factors

The following risk factor supplements the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2019:

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in Pennsylvania and many other states and communities. Global markets for oil and gas have, and may continue to be, adversely impacted by the COVID-19 pandemic and/or other events beyond our control, and further volatility in commodity prices could have a negative impact on the economies of energy-dominated states in which we operate. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue. Furthermore, the pandemic could result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and we have already temporarily limited access to certain of our branches and offices. In response to the pandemic, we have also suspended residential property foreclosure sales, evictions, and are offering fee waivers, payment deferrals, and other expanded assistance for lending customers, and future governmental actions may require these and other types of customer-related responses. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended March 31, 2020.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2) (3)
01/01/20 – 01/31/20	-	$-	-	20,256
02/01/20 – 02/29/20	-	$-	-	20,256
03/01/20 – 03/31/20	16,801	$13.90	16,801	3,455
Total	16,801	$13.90	16,801	3,455

(1)	All shares indicated were purchased under the Company’s reopened Eleventh Stock Repurchase Program.
(2)	Eleventh Stock Repurchase Program
(a)	Announced October 27, 2015.
(b)	100,800 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 3,455 common shares remaining to be purchased at March 31, 2020.
(e)	Not applicable.
(3)	Twelfth Stock Repurchase Program
(a)	Announced March 24, 2020.
(b)	100,000 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 100,000 common shares remaining to be purchased at March 31, 2020.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

Date: May 15, 2020	BY:	/s/ David J. Bursic
David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2020	BY:	/s/ Linda K. Butia
Linda K. Butia Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)