Form 10-K
period 2020-06-30
WVS FINANCIAL CORP
filed 2020-09-11
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2020

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

As of December 31, 2019, the aggregate value of the 1,454,523 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 488,573 shares held by all directors, officers and affiliates of the registrant as a group, was approximately $23.3 million. This figure is based on the last known trade price of $16.02 per share of the registrant’s Common Stock on December 31, 2019.

Number of shares of Common Stock outstanding as of September 4, 2020: 1,902,690

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2020 are incorporated into Part II.

(2)	Portions of the definitive proxy statement for the 2020 Annual Meeting of Stockholders are incorporated into Part III.

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

•

the effects and extend of the coronavirus (COVID-19) pandemic on the global economy, and its impact on the Company’s operations and financial condition, including the granting of various loan payment deferral and fee waivers, the possibility of credit losses in our loan portfolios and increases in our allowance for credit losses as well as possible impairments on the securities we hold.

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2020.

Lending Activities

General. At June 30, 2020, the Company’s net portfolio of loans receivable totaled $91.0 million, as compared to $90.6 million at June 30, 2019. Net loans receivable comprised 25.5% of the Company’s total assets at June 30, 2020 and June 30, 2019. Net loans were 60.2% of the Company’s deposits at June 30, 2020 as compared to 61.9% at June 30, 2019. The principal categories of loans in the Company’s portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans, land acquisition and development loans and commercial loans. Substantially all of the Company’s mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration (“FHA”) nor partially guaranteed by the Department of Veterans Affairs (“VA”). Historically, the Company’s lending activities have been concentrated in single-family residential and land development and construction loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

All of the Company’s mortgage loans are secured by properties located in Pennsylvania. Moreover, substantially all of the Company’s non-mortgage loan portfolio consists of loans made to residents and businesses located in the Company’s primary market area.

Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2020, the Savings Bank’s limit on loans-to-one borrower was approximately $5.0 million. At June 30, 2020, the Company’s five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $1.5 million to $5.0 million. The $5.0 million group of loans-to-one borrower was secured by real estate located in the Company’s primary market area. Related outstanding disbursed principal balances on the Company’s five largest loans or group of loans-to-one borrower, including related entities, ranged from an aggregate of $1.5 million to $5.0 million. The remainder of the groups of loans-to-one borrower are secured primarily by real estate located in the Company’s primary market area. Included in this range are undisbursed loan proceeds (i.e. loans in process) ranging from $0 to $1.2 million.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s net loans receivable portfolio by type of loan at the dates indicated.

	At June 30,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
Single-family	$78,077	85.58%	$76,789	84.73%	$72,237	85.31%	$65,153	84.13%	$49,411	76.34%
Multi-family	3,755	4.11	3,123	3.44	3,390	4.00	3,653	4.71	3,961	6.12
Commercial	4,132	4.53	3,727	4.11	3,482	4.11	2,033	2.63	1,592	2.46
Construction	1,868	2.05	2,907	3.21	1,769	2.09	1,866	2.41	4,783	7.39
Land acquisition and development	446	0.49	694	0.77	—	—	462	0.60	666	1.03

Total real estate loans	88,278	96.76	87,240	96.26	80,878	95.51	73,167	94.48	60,413	93.34

Consumer loans:
Home equity	2,866	3.14	2,859	3.15	3,038	3.59	3,292	4.25	2,702	4.18
Other	79	0.09	112	0.13	125	0.15	139	0.18	150	0.23

Total consumer loans	2,945	3.23	2,971	3.28	3,163	3.74	3,431	4.43	2,852	4.41

Commercial loans	11	0.01	418	0.46	633	0.75	841	1.09	1,456	2.25

Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	—	—	—	—	—	—

	91,234	100.00%	90,629	100.00%	84,674	100.00%	77,439	100.00%	64,721	100.00%

Less:
Net deferred loan origination costs (fees)	416		507		469		434		312
Allowance for loan losses	(618)		(548)		(468)		(418)		(360)

Net loans receivable	$91,032		$90,588		$84,675		$77,455		$64,673

Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company’s loans and mortgage-backed securities at June 30, 2020. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company’s loan portfolio.

	Real Estate Loans
	Single- family	Multi- family	Commercial	Construction	Land acquisition and development	Consumer loans	Commercial loans	Obligations (other than securities and leases) of states & political subdivisions	Mortgage- backed securities	Total
	(Dollars in Thousands)
Amounts due in:
One year or less	$404	$28	$—	$1,284	$446	$1,309	$11	$—	$—	$3,482
After one year through five years	1,774	1,409	319	584	—	266	—	—	91	4,443
After five years	75,899	2,318	3,813	—	—	1,370	—	—	97,015	180,415

Total (1)	$78,077	$3,755	$4,132	$1,868	$446	$2,945	$11	$—	$97,106	$188,340

Interest rate terms on amounts due after one year:
Fixed	$74,942	$1,968	$948	$—	$—	$1,143	$—	$—	$—	$79,001
Adjustable	2,731	1,759	3,184	584	—	493	—	—	97,106	105,857

Total	$77,673	$3,727	$4,132	$584	$—	$1,636	$—	$—	$97,106	$184,858

(1)	Does not include adjustments relating to the allowance for loan losses, accrued interest, deferred fee income or expense, and unearned discounts.

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

The Company has from time to time renewed commercial real estate loans and speculative construction (single-family) loans due to slower than expected sales of the underlying collateral. Commercial real estate loans are generally renewed at a contract rate that is the greater of the market rate at the time of the renewal or the original contract rate. Loans secured by speculative single-family construction or developed lots are generally renewed for an additional twelve month term with monthly payments of interest. Subsequent renewals, if necessary, are generally granted for an additional twelve month term; principal amortization is required. Land acquisition and development loans are generally renewed for an additional twelve month term with monthly payments of interest. At June 30, 2020, the Company had no construction loans that have been renewed.

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

The Company has actively purchased single-family loans to augment its own originations of such loans. All of the loans purchased were single-family whole loans in its primary market area or the greater Pittsburgh Metropolitan Statistical Area (“MSA”). All purchased loans meet or exceed the Company’s underwriting criteria.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraised value and the loan-to-value ratio. The Company services substantially all of its purchased loans. Loan participations purchased or sold by the Company may be serviced by either the Company or the seller as mutually agreed on a deal by deal basis. At June 30, 2020, $77 thousand of the Company’s net loans receivable were being serviced for the Company by others.

The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

	At or For the Year Ended June 30,
	2020	2019	2018
	(Dollars in Thousands)
Net loans receivable beginning balance	$90,588	$84,675	$77,455
Real estate loan originations
Single-family (1)	5,071	2,474	2,960
Multi-family	1,875	—	—
Commercial	910	788	1,625
Construction	1,689	2,158	1,300
Land acquisition and development	—	694	—

Total real estate loan originations	9,545	6,114	5,885

Home equity	749	490	369
Other	—	7	4

Total loan originations	10,294	6,611	6,258

Disbursements against available credit lines:
Home equity	868	816	1,296
Commercial	11	—	—

Total originations	11,173	7,427	7,554

Real estate loan purchases
Single-family (2)	9,141	11,497	11,127
Less:
Loan principal repayments	20,208	11,079	12,100
Transferred to real estate owned	—	—	—
Change in loans in process	(499)	1,891	(623)
Other, net (3)	161	41	(16)

Net increase	444	5,913	7,220

Net loans receivable ending balance	$91,032	$90,588	$84,675

(1)	Consists of loans secured by one-to-four family properties and single-family construction loans.
(2)	Substantially all loans purchased were within the Savings Bank’s primary market area or the greater Pittsburgh MSA.
(3)	Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2020, $78.1 million or 85.6% of the Company’s total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. The increase of $1.3 million in single-family residential real estate loans during fiscal 2020 was primarily the result of originations and loan purchases in excess of pay downs on single-family residential real estate loans. During fiscal 2015, the Company began to purchase single-family loans to augment its own originations. Single-family loan purchases totaled $9.1 million in fiscal 2020, and $11.5 million in fiscal 2019. Substantially all of the loans purchased were in the greater Pittsburgh MSA. Single-family loan originations totaled $5.1 million during the fiscal year ended June 30, 2020 and increased $2.6 million or over 100% compared to fiscal 2019. The Company continued to actively originate and purchase single-family loans in order to make single-family loans available to the public and in order to generate interest income. All single-family loans originated were maintained on the Company’s balance sheet. The Company continued to offer shorter duration consumer, home equity, construction loans, land acquisition and development loans and commercial loans.

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

At June 30, 2020, approximately $75.8 million or 96.5% of the single-family residential loans in the Company’s loan portfolio consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company’s experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

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

Multi-Family Residential and Commercial Real Estate Loans. The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2020, $3.8 million or 4.1% of the Company’s total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented an increase of $632 thousand or 20.2% from June 30, 2019. The increase in multi-family loans during fiscal 2020 was attributable to loan originations.

At June 30, 2020, $4.1 million or 4.5% of the Company’s loan portfolio consisted of loans secured by existing commercial real estate properties, which represented an increase of $405 thousand or 10.9% from June 30, 2019. The increase in commercial real estate loans during fiscal 2020 was attributable to loan originations. The Company has not emphasized commercial real estate lending due to the substantial growth in its lower risk single-family owner occupied loan portfolio. However, the Company will make commercial real estate loans to existing, or seasoned new customers.

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

Construction Loans. The Company may from time to time engage in the origination of loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company’s primary market area. At June 30, 2020, construction loans amounted to approximately $1.9 million or 2.0% of the Company’s total loan portfolio, which represented a decrease of $1.0 million or 35.7% from June 30, 2019. The decrease was principally due to lower volumes of owner occupied construction permanent loans in the Company’s primary market area. Generally it takes about nine to eighteen months to complete the construction cycle and to convert from a construction to a permanent loan.

As of June 30, 2020, the Company’s portfolio of construction loans consisted primarily of loans for the construction of single-family residential real estate. There were $1.7 million of construction loan originations during the fiscal year ended June 30, 2020, as compared to $2.2 million in construction loan originations in fiscal 2019. Purchases of single family construction loans totaled $1.9 million in fiscal 2020, and $3.8 million in fiscal 2019. Substantially all of the loans purchased were in the greater Pittsburgh area. Management continues to monitor housing starts both locally and nationally.

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

Consumer Loans. The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2020 and June 30, 2019, approximately $3.0 million or a little over 3.0% of the Company’s total loan portfolio consisted of consumer loans. The consumer loans offered by the Company include home equity loans, home equity lines of credit, loans secured by deposit accounts, personal loans, and education loans. Approximately 97.3% of the Company’s consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2020, approximately 39.7% of the Company’s home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

Commercial Loans. At June 30, 2020, $11 thousand or 0.1% of the Company’s total loan portfolio consisted of commercial loans, which may include loans secured by accounts receivable, marketable investment securities, business inventory and equipment, and similar collateral, a decrease of $407 thousand from $418 thousand of commercial loans at June 30, 2019. The decrease during fiscal 2020 was principally due to principal repayments. The Company may continue to selectively develop this line of business in order to increase interest income and to attract compensating deposit account balances.

Loan Fee Income. In addition to interest earned on loans, the Company may receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

The Company’s loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with ASC Topic 310, the Company has recognized $89 thousand, $60 thousand and $64 thousand of deferred loan fees (costs) during fiscal 2020, 2019 and 2018, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. Loans previously originated with lower or no loan origination fees will reduce the recognition of associated deferred fee balances while loans originated with higher loan origination fees will increase the recognition of associated deferred fee balances. The Company pays premiums on loans purchased. Purchase premiums are amortized to expense over the life of the loan.

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

	At June 30,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Non-accruing loans:
Real estate:
Single-family	$—	$225	$235	$246	$254
Commercial	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land Acquisition and Development	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total non-accrual loans	—	225	235	246	254

Accruing loans greater than 90 days delinquent	—	—	—	—	—

Total non-performing loans	$—	$225	$235	$246	$254

Real estate owned	—	—	—	—	—

Total non-performing assets	$—	$225	$235	$246	$254

Troubled debt restructurings	$—	$—	$—	$—	$—

Potential problem loans	$—	$—	$—	$—	$—

Total non-performing loans and potential problem loans and troubled debt restructurings as a percentage of net loans receivable (1)	NMF	0.25%	0.28%	0.32%	0.39%

Total non-performing assets to total assets (1)	NMF	0.06%	0.07%	0.07%	0.08%

Total non-performing assets, troubled debt restructurings and potential problem loans (1) as a percentage of total assets	NMF	0.06%	0.07%	0.07%	0.08%

The $225 thousand decrease in non-performing assets during the twelve months ended June 30, 2020, was due to the Company’s one non-performing single-family real estate loan being discharged from bankruptcy during the quarter ended September 2019.

At June 30, 2020 and 2019, the Company had no loans that it considered to be impaired.

During both fiscal 2019 and 2018, approximately $15 thousand of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. These amounts were not included in the Company’s interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis that was included in income during the same periods amounted to approximately $15 thousand for both fiscal 2019 and 2018.

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

(1)	NMF – No meaningful figure due to no non-performing assets.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries, and assessing the current risk elements in the portfolio, management believes that the allowance for loan losses at June 30, 2020 is adequate.

The allowance for loan losses at June 30, 2020 increased $70 thousand to $618 thousand, from $548 thousand at June 30, 2019. During the fiscal year ended June 30, 2020, the significant changes to the ALLL were a $44 thousand increase associated with the 1-4 family loan segment and a $29 thousand increase associated with commercial mortgage loans. The primary reason for the changes in the ALLL balance during fiscal 2020 is an increase in the Company’s reserve factors related to the economic uncertainty as a result of the COVID-19 pandemic.

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

Loan Segment	06/30/2020 Factor	06/30/2019 Factor	6/30/2018 Factor
1-4 Family Permanent	0.575%	0.500%	0.460%
1-4 Family - Construction	0.825%	0.750%	0.750%
Land Acquisition & Dev	1.250%	1.000%	1.000%
Multi-family	0.700%	0.550%	0.550%
Commercial Real Estate	1.500%	1.000%	1.000%
Consumer	1.100%	1.000%	1.000%
Commercial	6.000%	5.000%	5.000%

The following table summarizes changes in the Company’s allowance for loan losses and other selected statistics for the periods indicated.

At June 30,
	2020	2019	2018	2017	2016
(Dollars in Thousands)
Average net loans	$90,958	$87,256	$80,726	$72,120	$56,974

Allowance balance (at beginning of period)	$548	$468	$418	$360	$304
Provision for loan losses	70	80	50	58	56
Charge-offs:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total charge-offs	—	—	—	—	—

Recoveries:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total recoveries	—	—	—	—	—

Net loans charged-off	—	—	—	—	—

Allowance balance (at end of period)	$618	$548	$468	$418	$360

Allowance for loan losses as a percentage of total loans receivable	0.68%	0.60%	0.55%	0.54%	0.56%

Net loans charged-off (recovered) as a percentage of average net loans	0.00%	0.00%	0.00%	0.00%	0.00%

Allowance for loan losses to non-performing loans (1)	NMF	243.56%	199.15%	169.92%	141.73%

Net loans charged-off (recovered) to allowance for loan losses	0.00%	0.00%	0.00%	0.00%	0.00%

Recoveries to charge-offs	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	NMF – No meaningful figure due to no non-performing assets.

The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

	At June 30,
	2020		2019		2018		2017		2016
		% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by		% of Total Loans by
	Amount	Category	Amount	Category	Amount	Category	Amount	Category	Amount	Category
	(Dollars in Thousands)
Real estate loans:
Single-family	$449	85.58%	$405	84.73%	$356	85.31%	$305	84.13%	$222	76.34%
Multi-family	26	4.11	17	3.44	18	4.00	20	4.71	22	6.12
Commercial	66	4.53	37	4.11	35	4.11	20	2.63	16	2.46
Construction	38	2.05	46	3.21	24	2.09	30	2.41	57	7.39
Land acquisition and development	6	0.49	10	0.77	—	0.00	5	0.60	7	1.03
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total real estate loans	585	96.76	515	96.26	433	95.51	380	94.48	324	93.34

Consumer loans:
Home equity	32	3.14	30	3.15	31	3.59	34	4.25	27	4.18
Other	—	0.09	—	0.13	—	0.15	—	0.18	2	0.23
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total consumer loans	32	3.23	30	3.28	31	3.74	34	4.43	29	4.41

Commercial loans:
Commercial loans	1	0.01	3	0.46	4	0.75	4	1.09	7	2.25
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total commercial loans	1	0.01	3	0.46	4	0.75	4	1.09	7	2.25

Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	—	—	—	—	—	—

	$618	100.00%	$548	100.00%	$468	100.00%	$418	100.00%	$360	100.00%

In accordance with generally accepted accounting principles, the Company maintains a separate reserve for off-balance sheet items. At June 30, 2020, this reserve totaled $54 thousand.

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

Private-Label Collateralized Mortgage Obligations. The following table sets forth information with respect to the Company’s private-label collateralized mortgage obligations (“CMO”) portfolio as of June 30, 2020. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At June 30, 2020
		Rating			Book Value	Fair Value(1)	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	WR	WR	D	$358	$348	$258
126694KF4	CWHL SER 24 A15	NR	N/A	D	200	196	180
126694MP0	CWHL SER 26 1A5	NR	N/A	D	60	63	48

					$618	$607	$486

For a detailed discussion of the Company’s mortgage-backed securities, including our private-label collateralized mortgage obligations, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Investments”, in the Company’s 2020 Annual Report included as Exhibit 13.

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

The following tables set forth the amortized cost and fair values of the Company’s investment securities portfolio at the dates indicated.

	2020	2019	2018
Investment Securities Available for Sale at June 30,	(Dollars in Thousands)
Corporate debt securities	$109,739	$104,760	$104,316
Foreign debt securities (2)	32,561	26,583	22,878
Commercial paper	5,971	1,330	1,630

Total amortized cost	$148,271	$132,673	$128,824

Total estimated fair value	$147,639	$132,780	$128,811

Investment Securities Held to Maturity at June 30,
Corporate debt securities	$—	$—	$1,061
U.S. Government agency securities	—	—	625
Obligations of states and political subdivisions	3,495	3,995	4,495

	3,495	3,995	6,181
FHLB stock	6,564	7,010	7,161

Total amortized cost	$10,059	$11,005	$13,342

Total estimated fair value	$10,186	$11,090	$13,286

At June 30, 2020, the Company had no securities classified as trading investment securities.

(1)	Fair value estimate provided by the Company’s independent third party valuation consultant, unless otherwise noted.
(2)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

The following table sets forth information with respect to the investment securities, comprised solely of corporate debt obligations, owned by the Company at June 30, 2020 which had a carrying value greater than 10% of the Company’s stockholders’ equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All corporate securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services.

Name of Issuer	Carrying Value	Fair Value
	(Dollars in Thousands)
American Express	$4,809	$4,809
Bank of America	4,801	4,801
AT&T	4,759	4,759
Daimler Finance	4,749	4,749
Capital One	4,662	4,662
JP Morgan Chase	4,640	4,640
Verizon Communications, Inc.	4,560	4,560
General Motors	4,545	4,545
UBS Group Funding	4,522	4,522
Citizens Bank	4,503	4,503
Goldman Sachs	4,463	4,463
Citigroup	4,350	4,350
Wells Fargo	4,014	4,014
Cardinal Health, Inc.	3,979	3,979
Royal Bank of Canada	3,726	3,726

For a detailed discussion of the Company’s Investment Securities, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Investments”, in the Company’s 2020 Annual Report included as Exhibit 13.

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

Deposits. Current deposit products include regular savings accounts, demand accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts and certificates of deposit ranging in terms from 90 days to 10 years. The Company’s deposit products also include Individual Retirement Account certificates (“IRA certificates”). In order to attract new and lower cost core deposits, the Company continues to promote a no minimum balance, “free” checking account product, Internet Banking and a new mobile banking application. The Company’s local deposits are obtained primarily from residents of northern Allegheny, southern Butler and eastern Beaver counties, Pennsylvania. The Company utilizes various marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings.

The Company has drive-up banking facilities and automated teller machines (“ATMs”) at its McCandless, Franklin Park, and Cranberry Township offices. The Company also has ATMs at its West View and Bellevue offices. The Company participates in the PULSE® and CIRRUS® ATM networks. The Company also participates in an ATM program called the Freedom ATM AllianceSM. The Freedom ATM AllianceSM allows West View Savings Bank customers to use other Pittsburgh area Freedom ATM AllianceSM affiliates’ ATMs without being surcharged and vice versa. The Freedom ATM AllianceSM was organized to help smaller local banks compete with larger national banks that have larger ATM networks.

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

The Company may periodically utilize wholesale deposits, including brokered certificates of deposit, in order to rebalance its short-term liability structure, and to partially finance its holdings of investment securities. The use of wholesale deposits also allowed the Company to better match its corporate bond maturities and cash-flows from its CMO securities. At June 30, 2020, the Company had brokered certificates of deposits totaling $9.9 million as compared to $10.5 million at June 30, 2019. In general, brokered deposits are considered to be more sensitive to changes in market interest rates and may be more likely to leave the Savings Bank than core deposits.

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended June 30,
	2020	2019	2018
	(Dollars in Thousands)
Increase (decrease) before interest credited	$4,041	$556	$(672)
Interest credited	859	856	406

Net deposit increase (decrease)	$4,900	$1,412	$(266)

The following table sets forth maturities of the Company’s certificates of deposit of $100,000 or more at June 30, 2020, by time remaining to maturity.

Amounts
(Dollars in Thousands)
Three months or less	$6,358
Over three months through six months	4,902
Over six months through twelve months	3,017
Over twelve months	695

$14,972

The following table sets forth the average balances of the Company’s deposits and the average rates paid thereon for the past three years. Average balances were derived from daily average balances.

	At June 30,
	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Regular savings and club accounts	$43,089	0.05%	$43,987	0.05%	$44,673	0.04%
Interest-earning checking accounts	23,042	0.02	23,718	0.02	23,406	0.02
Money market deposit accounts	20,379	0.09	20,223	0.09	21,792	0.09
Certificate of deposit accounts	48,824	1.67	44,970	1.81	36,526	1.00
Escrows	1,586	0.00	1,555	0.00	1,378	0.00

Total interest-bearing deposits and escrows	136,920	0.63	134,453	0.64	127,775	0.32
Non-interest-bearing checking accounts	22,497	0.00	23,301	0.00	20,650	0.00

Total deposits and escrows	$159,417	0.54%	$157,754	0.54%	$148,425	0.27%

For a detailed discussion of the Company’s deposits, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Deposits”, in the Company’s 2020 Annual Report included as Exhibit 13.

Borrowings. For a detailed discussion of the Company’s borrowings and asset and liability management activities, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Borrowed Funds” and “Quantitative and Qualitative Disclosures about Market Risk”, in the Company’s 2020 Annual Report included as Exhibit 13.

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

Employees

The Company had 24 full-time employees and 8 part-time employees as of June 30, 2020. The Company considers its relationship with its employees to be good and none of these employees is represented by a collective bargaining agent.

REGULATION AND SUPERVISION

2018 Regulatory Reform. In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “2018 Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). While the 2018 Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion.

The 2018 Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. The 2018 Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “HC Policy Statement”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the 2018 Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict what specific impact the 2018 Act and the recently implemented rules and regulations will have on community banks.

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

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines for the Company, on a consolidated basis, are similar to those imposed on Savings Bank by the Federal Deposit Insurance Corporation. See “The Savings Bank – Capital Requirements.” Moreover, certain of the bank holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2015. Those requirements establish four minimum capital ratios that the Company had to comply with as of the dates described in capital requirements section referenced above. However, in May 2015, amendments to the HC Policy Statement became effective which increased the asset threshold to qualify to utilize the provisions of the HC Policy Statement from $500 million to $1.0 billion and increased to $3 million as a result of the 2018 Act. Bank holding companies which are subject to the BHC Policy Statement are not subject to compliance with the regulatory capital requirements until they hold $3.0 billion or more in assets. As a consequence, as of June 30, 2020, the Company was not required to comply with the requirements set forth below until such time that its consolidated total assets equal $3.0 billion or more or if the Federal Reserve Board determines that the Company is no longer deemed to be a small bank holding company. However, if the Company had been subject to the requirements, it would have been in compliance with such requirements.

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

The Dodd-Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund 1.15% to 1.35% and requires the Federal Deposit Insurance Corporation to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). In March 2016, the Federal Deposit Insurance Corporation adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. The reserve ratio reached 1.15% effective as of June 30, 2016. The surcharge period began effective July 1, 2016 and ended on September 30, 2018 when the reserve ratio reached 1.36%. Small institutions have received credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits were applied to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.38%.

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

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation were required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The final assessment was on March 29, 2019.

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

Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios. The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (1) have a leverage capital ratio greater than 9 percent, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (4) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well capitalized” under the prompt corrective action rules. The Savings Bank has not elected to utilize the CBLR.

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

At June 30, 2020, the Savings Bank exceeded all of its regulatory capital requirements, with Total risk-based capital, Tier I risk-based capital, Common equity Tier I capital, and Tier I leverage (to average total assets) ratios of 16.52%, 16.19%, 16.19% and 8.89%, respectively.

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

At June 30, 2020, the Savings Bank was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions. The newly promulgated capital requirements described above also will impact the prompt corrective action rules.

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

Audit by IRS. The Company’s consolidated federal income tax returns for taxable years through December 31, 2016, have been closed for the purpose of examination by the Internal Revenue Service.

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

During fiscal 2020, 2019, and 2018, the Company recorded $88 thousand, $28 thousand, and $14 thousand, respectively, of credit impairment charges, and $0 thousand, $117 thousand, and $73 thousand, respectively, to accumulated other comprehensive income (net of income tax effect of $0 thousand, $31 thousand, and $27 thousand, respectively) related to non-credit other than temporary impairments. During fiscal years 2020, 2019 and 2018, the Company was able to accrete back into / (out of) other comprehensive income $13 thousand, ($9) thousand, and $20 thousand, respectively (net of income tax effect of $3 thousand, ($3) thousand, and $8 thousand, respectively), based on principal repayments on private-label mortgage-backed securities previously identified with other than temporary impairment (“OTTI”). Cash repayments on the Company’s PLMBS portfolio totaled $192 thousand, $185 thousand, and $276 thousand, for fiscal years 2020, 2019, and 2018, respectively.

During fiscal 2020, the level of delinquencies continued at high levels within the PLMBS portfolio. The Company noticed a significant increase in delinquencies during the quarter ended June 30, 2020. The Company attributes this increase due to COVID-19 related disruptions in loan payments and loan repayment deferrals by certain borrowers. Continued deterioration in the mortgage and credit markets could result in additional other-than-temporary impairment charges in our legacy PLMBS which could negatively affect the Company’s financial condition, results of operations, or its capital position.

At June 30, 2020, the Company, based on its analysis, has concluded that it’s three PLMBS are other-than-temporarily impaired, as discussed above. The remaining securities portfolio has experienced unrealized losses and a decreased fair value due to interest rate volatility, illiquidity in the market place or credit deterioration in the U.S. mortgage markets.

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

During fiscal 2020, the Company paid four (4) regular dividends totaling $0.40 per share and no special dividend. Dividends are subject to declaration by the Board of Directors, which take into account the Company’s financial condition, earnings, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

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

Beginning in fiscal 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs intended to improve general economic conditions. The U.S. Department of the Treasury created the Capital Purchase Program under the Troubled Asset Relief Program, pursuant to which the Treasury Department provided additional capital to participating financial institutions through the purchase of preferred stock or other securities. Other measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Notwithstanding the actions of the United States and other governments, there can be no assurance that these efforts will be successful in restoring industry, economic or market conditions to their previous levels and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including WVS, are numerous and include:

•	Economic disruptions due to the COVID-19 pandemic,

•	worsening credit quality, leading among other things to increases in loan losses and reserves,

•	continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values,

•	capital and liquidity concerns regarding financial institutions generally,

•	limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or

•	recessionary conditions that are deeper or last longer than currently anticipated.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2020.

Description/Address	Leased/Owned
McCandless Office	Owned
9001 Perry Highway
Pittsburgh, PA 15237

West View Boro Office	Owned
456 Perry Highway
Pittsburgh, PA 15229

Cranberry Township Office	Owned
20531 Perry Highway
Cranberry Township, PA 16066

Sherwood Oaks Office	Leased (1)
100 Norman Drive
Cranberry Township, PA 16066

Bellevue Boro Office	Leased (2)
572 Lincoln Avenue
Pittsburgh, PA 15202

Franklin Park Boro Office	Owned
2566 Brandt School Road
Wexford, PA 15090

(1)	The Company operates this office out of a retirement community. The lease is for a period of 24 months ending in December 2020.
(2)	The lease is for a period of 5 years ending in November 2021.

Item 3.	Legal Proceedings.

(a) The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b) Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information required herein is incorporated by reference from page 81 of the Company’s 2020 Annual Report to Stockholders included as Exhibit 13 (“2020 Annual Report”).

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended June 30, 2020.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs(2)(3)
04/01/20 – 04/30/20	3,399	$13.12	3,399	100,056
05/01/20 – 05/31/20	5,458	$13.05	5,458	94,598
06/01/20 – 06/30/20	3,279	$13.05	3,279	91,319
Total	12,136	$13.07	12,136	91,319

(1)	All shares indicated were purchased under the Company’s reopened Eleventh or Twelfth Stock Repurchase Program.
(2)	Eleventh Stock Repurchase Program
(a)	Announced October 27, 2015.
(b)	100,800 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has expired and has no common shares remaining to be purchased at June 30, 2020.
(e)	Not applicable.
(3)	Twelfth Stock Repurchase Program
(a)	Announced March 24, 2020.
(b)	100,000 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 91,319 common shares remaining to be purchased at June 30, 2020.
(e)	Not applicable.

Item 6.	Selected Financial Data.

The information required herein is incorporated by reference from pages 2 to 3 of the Company’s 2020 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required herein is incorporated by reference from pages 4 to 13 of the Company’s 2020 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required herein is incorporated by reference from pages 16 to 20 of the Company’s 2020 Annual Report.

Item 8.	Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 22 to 75 of the Company’s 2020 Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of June 30, 2020. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

The information required herein is incorporated by reference from pages 2 to 7 of the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders dated September 17, 2020 (“Proxy Statement”).

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

Michael R. Rutan. Age 59. Mr. Rutan has been Senior Vice President of Operations since November 2012. Prior to joining the Company, Mr. Rutan had served in various increasing roles of responsibility in the Risk Management, Human Resources, and Finance functions of the PNC Financial Services Group, Inc. beginning in October 1993. Prior thereto, Mr. Rutan served as a bank examiner with the Office of Thrift Supervision (“OTS”, now the Office of Comptroller of the Currency “OCC”).

Linda K. Butia. Age 66. Ms. Butia was appointed Vice President, Treasurer and Chief Accounting Officer of the Company and the Savings Bank in August 2016. Ms. Butia is a Certified Public Accountant with extensive experience in the banking industry. Prior to joining the Company, Ms. Butia served as a consultant working with financial services clients for Resources Global Professionals. Prior to that, she served as an Accounting Manager with

First Place Bank, Warren, Ohio and as Controller for Parkvale Bank. Prior to that, Ms. Butia had served in a variety of positions with BNY Mellon, and as an Accountant with PricewaterhouseCoopers.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from pages 4 to 5 and 13 to 14 of the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required herein is incorporated by reference from page 14 of the Company’s Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

(1)	The following documents are filed as part of this report and are incorporated herein by reference from the Company’s 2020 Annual Report to Stockholders filed as Exhibit 13 hereto.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheet at June 30, 2020 and 2019.

Consolidated Statement of Income for the Years Ended June 30, 2020, 2019 and 2018.

Consolidated Statement of Comprehensive Income for the Years Ended June 30, 2020, 2019 and 2018.

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended June 30, 2020, 2019 and 2018.

Consolidated Statement of Cash Flows for the Years Ended June 30, 2020, 2019 and 2018.

Notes to the Consolidated Financial Statements.

(2)

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission (“SEC”) are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Description	Location
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 1, 2007.

3.2	Amended and Restated By-Laws	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 28, 2009.

4	Stock Certificate of WVS Financial Corp.	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended. (P)

10.2	WVS Financial Corp. Employee Stock Ownership Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended. (P)

10.3	Amended West View Savings Bank Employee Profit Sharing Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended. (P)

10.4	Amended and Restated Employment Agreement between WVS Financial Corp., West View Savings Bank and David Bursic *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.5	Amended and Restated Directors Deferred Compensation Program *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.7	Supplemental Executive Retirement Plan effective September 1, 2013 by and between West View Savings Bank and David Bursic*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

10.8	Split Dollar Life Insurance Agreement effective September 1, 2013 by and between West View Savings Bank and David Bursic*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

10.9	Form of Split Dollar Life Insurance Agreement effective September 1, 2013 by and between West View Savings Bank and Michael Rutan*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

13	2020 Annual Report to Stockholders	Filed herewith

14.1	Ethics Policy	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

14.2	Code of Ethics for Senior Financial Officers	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

21	Subsidiaries of the Registrant – Reference is made to Item 1. “Business” for the required information	—

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Accounting Officer	Filed herewith

No.	Description	Location

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Chief Accounting Officer	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Management contract or compensatory plan or arrangement.
(P)	Paper filed.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

September 11, 2020	By:	/s/ David J. Bursic
David J. Bursic
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David J. Bursic David J. Bursic, Director, President and Chief Executive Officer (Principal Executive Officer)	September 11, 2020

/s/ Linda K. Butia Linda K. Butia, Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	September 11, 2020

/s/ John A. Howard, Jr. John A. Howard, Jr., Director Chairman of the Board of the Directors	September 11, 2020

/s/ Lawrence M. Lehman Lawrence M. Lehman, Director	September 11, 2020

/s/ Edward F. Twomey, III Edward F. Twomey, III, Director	September 11, 2020

/s/ Joseph W. Unger Joseph W. Unger, Director	September 11, 2020