Form 10-Q
period 2020-09-30
WVS FINANCIAL CORP
filed 2020-11-13
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Shares outstanding as of November 9, 2020: 1,902,690 shares of Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	September 30, 2020	June 30, 2020
Assets
Cash and due from banks	$ 3,804	$ 2,488
Interest-earning demand deposits	7	12

Total cash and cash equivalents	3,811	2,500
Certificates of deposit	1,343	1,840
Investment securities available-for-sale (amortized cost of $140,672 and $148,271)	141,044	147,639
Investment securities held-to-maturity (fair value of $3,613 and $3,622)	3,495	3,495
Mortgage-backed securities held-to-maturity (fair value of $77,661 and $96,649)	77,937	97,106
Net loans receivable (allowance for loan losses of $620 and $618)	91,749	91,032
Accrued interest receivable	709	744
Federal Home Loan Bank (FHLB) stock, at cost	5,923	6,564
Premises and equipment, net	675	574
Bank owned life insurance	4,935	4,907
Deferred tax assets (net)	314	548
Other assets	216	152

TOTAL ASSETS	$ 332,151	$ 357,101

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$ 22,765	$ 22,657
Interest-earning checking	24,844	25,075
Savings accounts	44,560	44,541
Money market accounts	19,994	21,743
Certificates of deposit	29,865	35,063
Advance payments by borrowers for taxes and insurance	909	2,256

Total deposits	142,937	151,335
Federal Home Loan Bank advances: long-term – fixed rate	15,000	15,000
Federal Home Loan Bank advances: long-term – variable rate	85,000	85,000
Federal Home Loan Bank advances: short-term	43,281	59,159
Other short-term borrowings	5,875	7,000
Accrued interest payable	314	487
Other liabilities	1,805	2,207

TOTAL LIABILITIES	294,212	320,188

Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued;	38	38
Additional paid-in capital	21,578	21,577
Treasury stock: 1,902,946 and 1,898,932 shares at cost, respectively	(28,827)	(28,775)
Retained earnings, substantially restricted	46,835	46,590
Accumulated other comprehensive income (loss)	241	(556)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,926)	(1,961)

TOTAL STOCKHOLDERS’ EQUITY	37,939	36,913

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 332,151	$ 357,101

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$864	$883
Investment securities	437	1,081
Mortgage-backed securities	269	885
Certificates of deposit	6	15
Interest-earning demand deposits	—	1
FHLB Stock	89	122

Total interest and dividend income	1,665	2,987

INTEREST EXPENSE:
Deposits	104	250
Federal Home Loan Bank advances – long-term – fixed rate	115	114
Federal Home Loan Bank advances – long-term – variable rate	71	518
Federal Home Loan Bank advances – short-term	34	302
Other short-term borrowings	1	-

Total interest expense	325	1,184

NET INTEREST INCOME	1,340	1,803
PROVISION (CREDIT) FOR LOAN LOSSES	2	(10)

NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	1,338	1,813

NON-INTEREST INCOME:
Service charges on deposits	22	29
Earnings on Bank Owned Life Insurance	28	30
Investment securities gains	25	-

Other than temporary impairment (“OTTI”) losses	(13)	(1)
Portion of loss (gain) recognized in other comprehensive income (before taxes)	-	-

Net impairment loss recognized in earnings	(13)	(1)

ATM fee income	38	42
Other	11	10

Total non-interest income	111	110

NON-INTEREST EXPENSE:
Salaries and employee benefits	552	545
Occupancy and equipment	68	63
Data processing	59	57
Correspondent bank service charges	9	9
Federal deposit insurance premium	27	(23)
ATM Network expense	21	23
Other	144	173

Total non-interest expense	880	847

INCOME BEFORE INCOME TAXES	569	1,076
INCOME TAX EXPENSE	149	283

NET INCOME	$420	$793

EARNINGS PER SHARE:
Basic	$0.24	$0.45
Diluted	$0.24	$0.45

AVERAGE SHARES OUTSTANDING:
Basic	1,748,040	1,775,561
Diluted	1,748,040	1,775,561

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended
	September 30,
	2020	2019

NET INCOME	$420	$793

OTHER COMPREHENSIVE INCOME

Investment securities available for sale not other-than-temporarily impaired:
Gains arising during the year	1,030	58
Less: Income tax effect	(216)	(13)

	814	45
(Gains) recognized in earnings	(25)	-
Less: Income tax effect	(5)	-

	(20)	-

Unrealized holding gains on investment securities available for sale not other-than-temporarily impaired, net of tax	794	45

Investment securities held to maturity other-than-temporarily impaired:
Total losses	13	1
Losses recognized in earnings	13	1

Gains (losses) recognized in comprehensive income	-	-
Income tax effect	-	-

	-	-
Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	4	4
Less: Income tax effect	(1)	(1)

	3	3

Unrealized holding gains (losses) on other-than-temporarily impaired securities held to maturity, net of tax	3	3

Other comprehensive income	797	48

COMPREHENSIVE INCOME	$1,217	$841

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive (Loss) Income	Unallocated ESOP Shares	Total
Balance June 30, 2020	$38	$21,577	$(28,775)	$46,590	$(556)	$(1,961)	$36,913

Net income				420			420

Other comprehensive income					797		797

Purchase of treasury stock (4,014 shares)			(52)				(52)

Amortization of unallocated ESOP shares		1				35	36

Cash dividends declared ($0.10 per share)				(175)			(175)

Balance September 30, 2020	$38	$21,578	$(28,827)	$46,835	$241	$(1,926)	$37,939

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Income	Unallocated ESOP Shares	Total
Balance June 30, 2019	$38	$21,550	$(28,269)	$44,807	$15	$(2,092)	$36,049

Net income				793			793

Other comprehensive income					48		48

Purchase of treasury stock (7,475 shares)			(113)				(113)

Amortization of unallocated ESOP shares		10				28	38

Cash dividends declared ($0.10 per share)				(177)			(177)

Balance September 30, 2019	$38	$21,560	$(28,382)	$45,423	$63	$(2,064)	$36,638

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES

Net income	$420	$793
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Provision (credit) for loan losses	2	(10)
Depreciation	18	6
Investment securities gains	(25)	-
Net impairment loss recognized in earnings	13	1
Amortization of discounts, premiums and deferred loan fees, net	8	24
Amortization of unallocated ESOP shares	36	38
Deferred income taxes	22	(9)
(Decrease) increase in accrued income taxes	(355)	94
Earnings on bank owned life insurance	(28)	(30)
Decrease in accrued interest receivable	35	39
Decrease in accrued interest payable	(173)	(26)
Increase in deferred director compensation payable	14	12
Other, net	(125)	(95)

Net cash (used for) provided by operating activities	(138)	837

INVESTING ACTIVITIES

Available-for-sale:
Purchases of investment securities	(12,945)	(1,965)
Proceeds from sale of investments	1,015	-
Proceeds from repayments of investment securities	19,507	-
Held-to-maturity:
Proceeds from repayments of investment securities	-	500
Proceeds from repayments of mortgage-backed securities	19,171	2,024
Purchases of certificates of deposit	(100)	(1,092)
Maturities/redemptions of certificates of deposit	597	349
Purchase of loans	(5,248)	(2,377)
Net decrease in net loans receivable	4,558	2,665
Purchase of FHLB stock	(3,044)	(2,525)
Redemption of FHLB stock	3,685	2,908
Acquisition of premises and equipment	(119)	(15)

Net cash provided by investing activities	27,077	472

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2020	2019
FINANCING ACTIVITIES

Net (decrease) increase in transaction and savings accounts	$(1,853)	$9,613
Net (decrease) increase in certificates of deposit	(5,198)	4,659
Net decrease in advance payments by borrowers for taxes and insurance	(1,347)	(1,083)
Net decrease in FHLB short-term advances	(15,878)	(11,274)
Repayments of other short-term borrowings	(1,125)	—
Purchase of treasury stock	(52)	(113)
Cash dividends paid	(175)	(177)

Net cash (used for) provided by financing activities	(25,628)	1,625

Increase in cash and cash equivalents	1,311	2,934

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,500	4,379

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,811	$7,313

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on deposits and borrowings	$498	$1,210
Income taxes	518	198

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2020, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, loan modifications deemed to be COVID-19 related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. As of September 30, 2020, the number of loans in deferral totaled 14 with an aggregate balance of $5.4 million and an aggregate appraised value of $8.9 million. Effective July 1, 2020 these loans were given a twelve month catch-up period to repay any previously due deferred amounts. As of September 30, 2020 all of these loans were current with the terms of their deferral agreements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

3.	REVENUE RECOGNITION

Effective July 1, 2018, the Company adopted Accounting Standards Update ASU 2014-09, Revenue from contracts with Customers – Topic 606, and all subsequent ASUs that modified ASC 606. Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, and earnings on bank owned life insurances are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue. The main types of noninterest income within the scope of the standard are as follows: Service Charges on deposit accounts - the Company has contracts with its deposit customers where fees are charged if certain parameters are not met. These agreements can be cancelled at any time by either the Company or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. The Company also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, interchange fees, ATM fees and other transaction fees. All of these fees are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time upon the completion of the requested service/transaction.

4.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended
	September 30,
	2020	2019
Weighted average common shares issued	3,805,636	3,805,636
Average treasury stock shares	(1,901,801)	(1,863,414)
Average unallocated ESOP shares	(155,795)	(166,661)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,748,040	1,775,561

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,748,040	1,775,561

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

5.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of investments are as follows:

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
September 30, 2020

AVAILABLE FOR SALE
Corporate debt securities	$	107,894	$	409	$	(171)	$	108,132
Foreign debt securities [1]		29,513		154		(19)		29,648
Commercial paper		2,998		-		-		2,998
Obligations of states and political subdivisions		267		-		(1)		266

Total	$	140,672	$	563	$	(191)	$	141,044

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
September 30, 2020

HELD TO MATURITY
Obligations of states and political subdivisions	$	3,495	$	118	$	-	$	3,613

Total	$	3,495	$	118	$	-	$	3,613

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
June 30, 2020

AVAILABLE FOR SALE
Corporate debt securities	$	109,739	$	163	$	(774)	$	109,128
Foreign debt securities [1]		32,561		42		(63)		32,540
Commercial paper		5,971		-		-		5,971

Total	$	148,271	$	205	$	(837)	$	147,639

1 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

				Gross		Gross
		Amortized		Unrealized		Unrealized		Fair
		Cost		Gains		Losses		Value
		(Dollars in Thousands)
June 30, 2020

HELD TO MATURITY
Obligations of states and political subdivisions	$	3,495	$	127	$	-	$	3,622

Total	$	3,495	$	127	$	-	$	3,622

The Company recorded gross realized investment security gains of $25.3 thousand during the quarter ended September 30, 2020. Proceeds from the sales of investment securities totaled $1.0 million during this same period.

There were no sales of investment securities for the three months ended September 30, 2019.

The amortized cost and fair values of debt securities at September 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$	25,430	$	114,975	$	267	$	-	$	140,672
Fair value		25,393		115,385		266		-		141,044

HELD TO MATURITY
Amortized cost	$	750	$	2,745	$	-	$	-	$	3,495
Fair value		753		2,860		-		-		3,613

At September 30, 2020 investment securities with amortized costs of $3.5 million and $51.5 million and fair values of $3.6 million and $51.7 million were pledged to secure borrowings with the Federal Home Loan Bank (“FHLB”) of Pittsburgh and the Federal Reserve Bank of Cleveland (“FRB”), respectively. Of the securities pledged to the FRB, $45.6 million of amortized cost, and $45.8 million of fair value, was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

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

At September 30, 2020, the Company’s Agency CMOs totaled $77.4 million as compared to $96.5 million at June 30, 2020. The Company’s Private-Label CMOs totaled $544 thousand at September 30, 2020 as compared to $618 thousand at June 30, 2020. The $19.1 million decrease in the Agency CMO segment of our MBS portfolio was due to repayments on our Agency CMOs which totaled $19.1 million. During the three months ended September 30, 2020, the Company received principal payments totaling $66 thousand on its Private-Label CMOs. At September 30, 2020 and June 30, 2020, all of the Company’s MBS portfolio was comprised of adjustable or floating rate investments. All of the Company’s floating rate MBS adjust monthly based upon changes in the one-month London Interbank Offered Rate (“LIBOR”). The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for Private-Label CMOs and there can be no assurance that any secondary market for Private-Label CMOs will develop. The Private-Label CMO portfolio had six previously recorded other-than-temporary impairments at September 30, 2020. During the three months ended September 30, 2020, the Company recorded an additional credit impairment charge of $13 thousand on its Private-Label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values of its securities are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the Private-Label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s Private-Label CMO portfolio as of September 30, 2020. At the time of purchase, all of our Private-Label CMOs were rated in the highest investment category by at least two ratings agencies.

		At September 30, 2020
		Rating			Book Value	Fair Value[2]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	WR	WR	D	$328	$322	$271
126694KF4	CWHL SER 24 A15	NR	N/A	D	54	54	60
126694KF4	CWHL SER 24 A15	NR	N/A	D	107	108	120
126694MP0	CWHL SER 26 1A5	NR	N/A	D	55	57	48

					$544	$541	$499

2 Fair value estimate provided by the Company’s independent third-party valuation consultant.

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
September 30, 2020
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	77,393	$	383	$	(656)	$	77,120
Private-label		544		3		(6)		541

Total	$	77,937	$	386	$	(662)	$	77,661

		Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
		(Dollars in Thousands)
June 30, 2020
HELD TO MATURITY

Collateralized mortgage obligations:
Agency	$	96,488	$	486	$	(932)	$	96,042
Private-label		618		3		(14)		607

Total	$	97,106	$	489	$	(946)	$	96,649

The amortized cost and fair value of the Company’s mortgage-backed securities at September 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Due in one year or less		Due after one through five years		Due after five through ten years		Due after ten years		Total
		(Dollars in Thousands)

HELD TO MATURITY
Amortized cost	$	-	$	80	$	-	$	77,857	$	77,937
Fair value		-		80		-		77,581		77,661

At September 30, 2020, mortgage-backed securities with amortized costs of $77.4 million and fair values of $77.1 million were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $7.3 million of fair value was excess collateral. At June 30, 2020, mortgage-backed securities with an amortized cost of $96.5 million and fair values of $96.0 million, were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $10.0 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) by component, for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2020	$(499)	$(57)	$(556)

Other comprehensive income before reclassifications	814	-	814

Amounts reclassified from accumulated other comprehensive income (loss)	(20)	3	(17)

Net current-period other comprehensive income	794	3	797

Ending Balance – September 30, 2020	$295	$(54)	$241

	Three Months Ended September 30, 2019
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total

Beginning Balance – June 30, 2019	$84	$(69)	$15

Other comprehensive income (loss) before reclassifications	45	-	45

Amounts reclassified from accumulated other comprehensive income (loss)	-	3	3

Net current-period other comprehensive income (loss)	45	3	48

Ending Balance – September 30, 2019	$129	$(66)	$63

8.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2020 and June 30, 2020.

		September 30, 2020

		Less Than Twelve Months			Twelve Months or Greater			Total

	Fair Value		Gross Unrealized Losses	Fair Value		Gross Unrealized Losses	Fair Value		Gross Unrealized Losses
		(Dollars in Thousands)
Corporate debt securities	$	18,684	$(95)	$	5,737	$(76)	$	24,421	$(171)
Foreign debt securities [3]		4,493	(19)		-	-		4,493	(19)
Obligations of states and political subdivisions		266	(1)		-	-		266	(1)
Collateralized mortgage obligations		8,127	(385)		25,062	(277)		33,189	(662)

Total	$	31,570	$(500)	$	30,799	$(353)	$	62,369	$(853)

		June 30, 2020

		Less Than Twelve Months			Twelve Months or Greater			Total

	Fair Value		Gross Unrealized Losses	Fair Value		Gross Unrealized Losses	Fair Value		Gross Unrealized Losses
		(Dollars in Thousands)
Corporate debt securities	$	50,115	$(509)	$	8,550	$(265)	$	58,665	$(774)
Foreign debt securities[3]		13,970	(63)		-	-		13,970	(63)
Collateralized mortgage obligations		13,782	(348)		26,919	(598)		40,701	(946)

Total	$	77,867	$(920)	$	35,469	$(863)	$	113,336	$(1,783)

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

The Company evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for other-than-temporary impairment (“OTTI”) on a quarterly basis. In doing so, the Company considers many factors including, but not limited to: the credit ratings assigned to the securities by the Nationally Recognized Statistical Rating Organizations (“NRSRO”); other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the length of time and extent that fair value has been less than amortized cost; and whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. In the case of its Private-Label residential MBS, the Company also considers prepayment speeds, the historical and projected performance of the underlying loans and the credit support provided by the subordinate securities. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors.

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

	Three Months Ended
	September 30,
	2020	2019
	(Dollars in Thousands)
Beginning balance	$311	$248
Initial credit impairment	-	-
Subsequent credit impairment	13	1
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-
Reductions for securities sold	-	-
Reduction for actual realized losses	-	(10)
Reduction for increase in cash flows expected to be collected	-	-

Ending balance	$324	$239

During the three months ended September 30, 2020, the Company recorded a $13 thousand subsequent credit impairment charge and no non-credit unrealized holding losses to accumulated other comprehensive income. During the three months ended September 30, 2020, the Company accreted back out of other comprehensive income $4 thousand (net of income tax effect of $1 thousand), based on principal repayments on Private-Label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the September 30, 2020 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

The Company had investments in 38 positions that were temporarily impaired at September 30, 2020. Based on its analysis, management has concluded that three Private-Label CMOs are OTTI, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of September 30, 2020 and June 30, 2020.

		September 30, 2020			June 30, 2020
		Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment

		(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$	79,189	$-	$79,189	$78,077	$-	$78,077
Construction		1,789	-	1,789	1,868	-	1,868
Land acquisition & development		360	-	360	446	-	446
Multi-family dwellings		3,687	-	3,687	3,755	-	3,755
Commercial		4,247	-	4,247	4,132	-	4,132

Consumer Loans
Home equity		1,020	-	1,020	1,137	-	1,137
Home equity lines of credit		1,602	-	1,602	1,729	-	1,729
Other		61	-	61	79	-	79
Commercial Loans		17	-	17	11	-	11

	$	91,972	$-	$91,972	$91,234	$-	$91,234

Plus: Deferred loan costs		397			416
Allowance for loan losses		(620)			(618)

Total	$	91,749			$91,032

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

As of September 30, 2020 and June 30, 2020, there were no loans considered to be impaired and no nonaccrual loans. During the quarter ended September 30, 2019, the Company’s one non-performing asset consisting of a single-family real estate loan was discharged from bankruptcy and has been current since that time.

		Three Months Ended
		September 30,		September 30,
		2020		2019
		(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$	-	$	185
Construction		-		-
Land acquisition & development		-		-
Commercial real estate		-		-
Home equity lines of credit		-		-

Total	$	-	$	185

Income that would have been recognized	$	-	$	2

Interest income recognized	$	-	$	2

Interest income foregone	$	-	$	-

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

During the three months ended September 30, 2020 and 2019, there were no troubled debt restructurings, and no troubled debt restructurings that subsequently defaulted.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 2020, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2020 and June 30, 2020:

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
September 30, 2020
First mortgage loans:
1 – 4 family dwellings	$	79,189	$	-	$	-	$	-	$	-	$	-	$	79,189
Construction		1,789		-		-		-		-		-		1,789
Land acquisition & development		360		-		-		-				-		360
Multi-family dwellings		3,687		-		-		-		-		-		3,687
Commercial		4,247		-		-		-		-		-		4,247

Consumer Loans:
Home equity		1,020		-		-		-		-		-		1,020
Home equity lines of credit		1,602		-		-		-		-		-		1,602
Other		61		-		-		-		-		-		61

Commercial Loans		17		-		-		-		-		-		17

	$	91,972	$	-	$	-	$	-	$	-	$	-		91,972

Deferred loan costs														397
Allowance for loan losses														(620)

Net Loans Receivable													$	91,749

		Current		30 – 59 Days Past Due		60 – 89 Days Past Due		90 Days + Past Due Accruing		90 Days + Past Due Non-accrual		Total Past Due		Total Loans

		(Dollars in Thousands)
June 30, 2020
First mortgage loans:
1 – 4 family dwellings	$	78,077	$	-	$	-	$	-	$	-	$	-	$	78,077
Construction		1,868		-		-		-		-		-		1,868
Land acquisition & development		446		-		-		-		-		-		446
Multi-family dwellings		3,755		-		-		-		-		-		3,755
Commercial		4,132		-		-		-		-		-		4,132

Consumer Loans
Home equity		1,137		-		-		-		-		-		1,137
Home equity lines of credit		1,729		-		-		-		-		-		1,729
Other		79		-		-		-		-		-		79

Commercial Loans		11		-		-		-		-		-		11

	$	91,234	$	-	$	-	$	-	$	-	$	-		91,234

Deferred loan costs														416
Allowance for loan losses														(618)

Net Loans Receivable													$	91,032

Credit quality information

The following tables represent credit exposure by internally assigned grades for the periods ended September 30, 2020 and June 30, 2020. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at September 30, 2020 and June 30, 2020.

		September 30, 2020
		Construction		Land Acquisition & Development Loans		Multi-family Residential		Commercial Real Estate		Commercial

		(Dollars in Thousands)
Pass	$	1,789	$	360	$	3,687	$	4,247	$	17
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	1,789	$	360	$	3,687	$	4,247	$	17

		June 30, 2020
		Construction		Land Acquisition & Development Loans		Multi-family Residential		Commercial Real Estate		Commercial

		(Dollars in Thousands)

Pass	$	1,868	$	446	$	3,755	$	4,132	$	11
Special Mention		-		-		-		-		-
Substandard		-		-		-		-		-
Doubtful		-		-		-		-		-

Ending Balance	$	1,868	$	446	$	3,755	$	4,132	$	11

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended September 30, 2020 and June 30, 2020.

		September 30, 2020

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	79,189	$	2,683
Non-performing		-		-

Total	$	79,189	$	2,683

		June 30, 2020

		1 – 4 Family		Consumer

		(Dollars in Thousands)

Performing	$	78,077	$	2,945
Non-performing		-		-

Total	$	78,077	$	2,945

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

Our methodology used to determine the allocated portion of the allowance is as follows. For groups of homogenous loans, we apply a loss rate to the groups’ aggregate balance. Our group loss rate reflects our historical loss experience. We may adjust these group rates to compensate for changes in environmental factors; but our adjustments have not been frequent due to a relatively stable charge-off experience. The Company also monitors industry loss experience on similar loan portfolio segments. We then identify loans for individual evaluation under ASC Topic 310. If the individually identified loans are performing, we apply a segment specific loss rate adjusted for relevant environmental factors, if necessary, for those loans reviewed individually and considered individually impaired, we use one of the three methods for measuring impairment mandated by ASC Topic 310. Generally, the fair value of collateral is used since our impaired loans are generally real estate based. In connection with the fair value of collateral measurement, the Company generally uses an independent appraisal and determines costs to sell. The Company’s appraisals for commercial income based loans, such as multi-family and commercial real estate loans, assess value based upon the operating cash flows of the business as opposed to merely “as built” values. The Company then validates the reasonableness of our calculated allowances by: (1) reviewing trends in loan volume, delinquencies, restructurings and concentrations; (2) reviewing prior period (historical) charge-offs and recoveries; and (3) presenting the results of this process, quarterly, to the Asset Classification Committee and the Savings Bank’s Board of Directors. We then tabulate, format and summarize the current loan loss allowance balance for financial and regulatory reporting purposes.

The Company had no unallocated loss allowance balance at September 30, 2020.

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2020 and 2019. Activity in the allowance is presented for the three months ended September 30, 2020 and 2019.

		As of September 30, 2020
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2020	$	449	$	38	$	6	$	26	$	66	$	32	$	1	$	618
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		6		(2)		1		-		(2)		(2)		1		2

Ending ALLL Balance at September 30, 2020	$	455	$	36	$	7	$	26	$	64	$	30	$	2	$	620

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		455		36		7		26		64		30		2		620

	$	455	$	36	$	7	$	26	$	64	$	30	$	2	$	620

		As of September 30, 2019
		First Mortgage Loans
		1 – 4 Family		Construction		Land Acquisition & Development		Multi- family		Commercial		Consumer Loans		Commercial Loans		Total

		(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2019	$	405	$	46	$	10	$	17	$	37	$	30	$	3	$	548
Charge-offs		-		-		-		-		-		-		-		-
Recoveries		-		-		-		-		-		-		-		-
Provisions		7		(17)		(4)		-		5		-		(1)		(10)

Ending ALLL Balance at September 30, 2019	$	412	$	29	$	6	$	17	$	42	$	30	$	2	$	538

Individually evaluated for impairment	$	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Collectively evaluated for impairment		412		29		6		17		42		30		2		538

	$	412	$	29	$	6	$	17	$	42	$	30	$	2	$	538

During the three months ended September 30, 2020 the Company’s ALLL increased by $2 thousand. This increase in the ALLL was primarily attributable to an increase in the ALLL associated with the 1 – 4 family segment, partially offset by decreases in the ALLL associated with the construction, commercial real estate and consumer loan segments.

During the quarter ended September 30, 2019, the ALLL decreased $10 thousand primarily due to lower levels of construction and land acquisition and development loans.

10.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of September 30, 2020.

			Weighted-	Stated interest
	Maturity range		average	rate range			September 30,		June 30,
Description	from	to	interest rate[4]	from	to		2020		2020
							(Dollars in Thousands)
Fixed	10/01/20	10/03/22	3.03%	2.95%	3.09%	$	15,000	$	15,000
Adjustable	10/01/20	10/01/21	0.32%	0.29%	0.36%		85,000		85,000

Total						$	100,000	$	100,000

4 As of September 30, 2020

Maturities of FHLB long-term advances at September 30, 2020, are summarized as follows:

Maturing During Fiscal Year Ended June 30:		Amount	Weighted- Average Interest Rate[4]
		(Dollars in Thousands)
2021	$	65,000	0.51%
2022		30,000	0.80%
2023		5,000	3.09%
2024		-	-
2025		-	-
2026 and thereafter		-	-

Total	$	100,000	0.73%

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of September 30, 2020 and June 30, 2020:

	September 30, 2020	June 30, 2020

	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$43,281	$59,159
Average balance	34,644	58,146
Maximum month-end balance	43,281	68,030
Average interest rate	0.39%	1.57%
Weighted-average rate at period end	0.37%	0.39%

At September 30, 2020, the Company had remaining borrowing capacity with the FHLB of approximately $2.9 million.

The FHLB advances are secured by the Company’s FHLB stock, loans, and mortgage-backed and investment securities held in safekeeping at the FHLB. FHLB advances are subject to substantial prepayment penalties.

11.	OTHER SHORT-TERM BORROWINGS

The company also utilized other short-term borrowings comprised of Federal Reserve Bank of Cleveland (“FRBC”) discount window borrowings. FRBC discount window borrowings mature within 90 days and may be repaid prior to maturity without penalty, in whole or in part, plus accrued interest. The following table presents information regarding the FRBC borrowings as of September 30, 2020 and June 30, 2020:

FRBC Discount Window Borrowings:

	September 30, 2020	June 30, 2020

	(Dollars in Thousands)
Ending balance	$5,875	$7,000
Average balance	1,262	2,592
Maximum month-end balance	5,875	24,800
Average interest rate	0.25%	0.25%
Weighted-average rate at period end	0.25%	0.25%

4 As of September 30, 2020.

12.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of September 30, 2020 and June 30, 2020, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		September 30, 2020
		Level I		Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate debt securities	$	-	$	108,132	$	-	$	108,132
Foreign debt securities[5]		-		29,648		-		29,648
Commercial paper		-		2,998		-		2,998
Obligations of states and political subdivisions		-		266		-		266

	$	-	$	141,044	$	-	$	141,044

5 U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

		June 30, 2020
		Level I	Level II		Level III		Total
		(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$	-	$109,128	$	-	$	109,128
Foreign debt securities[5]		-	32,540		-		32,540
Commercial paper		-	5,971		-		5,971

	$	-	$147,639	$	-	$	147,639

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments are as follows:

		September 30, 2020
		Carrying Amount		Fair Value		Level I		Level II		Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	3,811	$	3,811	$	3,811	$	-	$	-
Certificates of deposit		1,343		1,343		1,343		-		-
Investment securities – held to maturity		3,495		3,613		-		3,613		-
Mortgage-backed securities – held to maturity:
Agency		77,393		77,120		-		77,120		-
Private-label		544		541		-		-		541
Net loans receivable		91,749		98,725		-		-		98,725
Accrued interest receivable		709		709		709		-		-
FHLB stock		5,923		5,923		5,923		-		-
Bank owned life insurance		4,935		4,935		4,935		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	22,765	$	22,765	$	22,765	$	-	$	-
Interest-earning checking		24,844		24,844		24,844		-		-
Savings accounts		44,560		44,560		44,560		-		-
Money market accounts		19,994		19,994		19,994		-		-
Certificates of deposit		29,865		29,998		-		-		29,998
Advance payments by borrowers for taxes and insurance		909		909		909		-		-
FHLB advances – fixed rate		15,000		14,824		-		-		14,824
FHLB advances – variable rate		85,000		85,000		85,000		-		-
FHLB short-term advances		43,281		43,281		43,281		-		-
Other short-term advances		5,875		5,875		5,875		-		-
Accrued interest payable		314		314		314		-		-

5 U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

		June 30, 2020
		Carrying Amount		Fair Value		Level I		Level II		Level III
		(Dollars in Thousands)

FINANCIAL ASSETS
Cash and cash equivalents	$	2,500	$	2,500	$	2,500	$	-	$	-
Certificates of deposit		1,840		1,840		1,840		-		-
Investment securities – held to maturity		3,495		3,622		-		3,622		-
Mortgage-backed securities – held to maturity:
Agency		96,488		96,042		-		96,042		-
Private-label		618		607		-		-		607
Net loans receivable		91,032		98,700		-		-		98,700
Accrued interest receivable		744		744		744		-		-
FHLB stock		6,564		6,564		6,564		-		-
Bank owned life insurance		4,907		4,907		4,907		-		-

FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$	22,657	$	22,657	$	22,657	$	-	$	-
Interest-earning checking		25,075		25,075		25,075		-		-
Savings accounts		44,541		44,541		44,541		-		-
Money market accounts		21,743		21,743		21,743		-		-
Certificates of deposit		35,063		35,237		-		-		35,237
Advance payments by borrowers for taxes and insurance		2,256		2,256		2,256		-		-
FHLB advances – fixed rate		15,000		14,818		-		-		14,818
FHLB advances – variable rate		85,000		85,000		85,000		-		-
FHLB short-term advances		59,159		59,159		59,159		-		-
Other short-term advances		7,000		7,000		7,000		-		-
Accrued interest payable		487		487		487		-		-

All financial instruments included in the above tables, with the exception of net loans receivable, certificates of deposit liabilities, and FHLB advances – fixed rate, are carried at cost, which approximates the fair value of the instruments.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

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

•

the effects and extent of the coronavirus (COVID-19) pandemic on the global economy, and its impact on the Company’s operations and financial condition, including the granting of various loan payment deferral and fee waivers, the possibility of credit losses in our loan portfolios and increases in our allowance for credit losses as well as possible impairments on the securities we hold;

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2020.

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

The Company has responded to the circumstances surrounding the pandemic to support the safety and well-being of the employees, customers and shareholders by enacting the following measures:

•	Modified branch business hours Monday through Thursday to close at 4:00 pm (no change), Friday close at 4:00 pm (as opposed to 6:00 pm, and Saturday close at 12:00 pm (no change).

•	Monitor federal, state and local COVID-19 websites and adopt guidance as appropriate and feasible.

•

Encourage customers to use our various on-line portals (e.g. internet banking, online bill pay service), automated teller machines and night depositories to redirect routine transactions away from our branch staff as much as possible.

•	Non-branch banking services (e.g. lending, accounting, check and electronic processing) continue to be offered consistent with COVID-19 guidelines.

FINANCIAL CONDITION

The Company’s assets totaled $332.2 million at September 30, 2020, as compared to $357.1 million at June 30, 2020. The $24.9 million or 7.0% decrease in total assets was primarily due to a $6.6 million decrease in investment securities available-for-sale and a $19.2 million decrease in mortgage-backed securities, which were partially offset by a $1.3 million increase in cash and cash equivalents. The decrease in investment securities available-for-sale was primarily the result of maturities and sales of $19.5 million and $1.0 million, respectively, partially offset by purchases of investment securities totaling $12.9 million. The decrease in mortgage-backed securities was due to repayments of $19.2 million.

The Company’s total liabilities decreased $26.0 million or 8.1% to $294.2 million as of September 30, 2020 from $320.2 million as of June 30, 2020. The decrease in total liabilities was primarily comprised of an $8.4 million or 5.6% decrease in total deposits, a $15.9 million decrease in Federal Home Loan Bank (“FHLB”) short-term advances and a $1.1 million decrease in other short-term borrowings. Additionally, other liabilities decreased $402 thousand to $1.8 million at September 30, 2020 from $2.2 million at June 30, 2020, primarily due to a $318 thousand decrease in accrued income taxes payable and a $20 thousand decrease in the reserve for off-balance sheet loan commitments. The decrease in total deposits was primarily attributable to decreases in money market accounts and certificates of deposit of $1.7 million and $5.2 million, respectively. Management believes that the decrease in money market accounts was primarily due to seasonal withdrawals for the payment of local real estate taxes and the decrease in certificates of deposit was primarily the result of a $4.4 million decrease in brokered deposits. The decrease in FHLB short-term borrowings, other short-term borrowings, and brokered deposits were primarily funded by proceeds received from repayments of investment securities available-for-sale and mortgage-backed securities as part of the Company’s overall funding strategy. See also Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

Total stockholders’ equity increased $1.0 million or 2.8% to $37.9 million as of September 30, 2020, from $36.9 million as of June 30, 2020. The change to stockholders’ equity was primarily attributable to net income of $420 thousand and an increase in accumulated other comprehensive income (loss) of $797 thousand, which was partially offset by cash dividends paid totaling $175 thousand and the purchase of $52 thousand of Treasury shares. The increase in accumulated other comprehensive income was primarily the result of an unrealized gain on the Company’s available-for-sale investment portfolio.

RESULTS OF OPERATIONS

General. WVS reported net income of $420 thousand or $0.24 earnings per share (basic and diluted) for the three months ended September 30, 2020 as compared to $793 thousand or $0.45 per share (basic and diluted) for the same period in 2019. The $373 thousand decrease in net income for the for the three months ended September 30, 2020 was primarily attributable to a $463 thousand decrease in net interest income, a $12 thousand increase in the provision for loan losses and a $33 thousand increase in non-interest expense, which were partially offset by a $134 thousand decrease in income tax expense.

Net Interest Income. The Company’s net interest income decreased by $463 thousand or 25.7% for the three months ended September 30, 2020, when compared to the same period in 2019. The decrease in net interest income is attributable to a $1.3 million decrease in interest and dividend income, which was partially offset by an $859 thousand decrease in interest expense. The decrease in interest and dividend income during the three months ended September 30, 2020 was primarily attributable to lower yields earned on the Company’s investment and mortgage-backed securities, FHLB stock and net loans, when compared to the same period in 2019. The decrease in interest expense during the three months ended September 30, 2020 was primarily attributable to lower market interest rates paid on FHLB advances and time deposits as well as a slightly higher level of average time deposits, when compared to the same period in 2019.

Interest Income. Interest income on net loans receivable decreased $19 thousand or 2.2% for the three months ended September 30, 2020, when compared to the same period in 2019. The decrease for the quarter ended September 30, 2020 was primarily attributable to a 15 basis point decrease in the average portfolio yield, partially offset by a $1.7 million increase in the average balance of net loans receivable, when compared to the same period in 2019. The increase in the average balance of loans outstanding was primarily attributable to increased loan originations and purchases which were in excess of repayments. During fiscal 2020 and into fiscal 2021, the Company enjoyed higher demand for single-family home purchase loans. Substantially all of our loan originations and purchases were fixed-rate with a mix of 15, 20, and 30 year terms.

Interest income on investment securities decreased $644 thousand or 59.6% for the three months ended September 30, 2020, when compared to the same period in 2019. The decrease for the three months ended September 30, 2020 was primarily attributable to a 196 basis point decrease in the weighted-average yield on the available-for-sale portfolio, partially offset by a $9.6 million increase in the average balance of these investment securities when compared to the same period in 2019.

Interest income on mortgage-backed securities decreased $616 thousand or 69.6% for the three months ended September 30, 2020, when compared to the same period in 2019. The decrease for the three months ended September 30, 2020 was primarily attributable to a 210 basis point decrease in the weighted-average yield earned on U.S. Government agency mortgage-backed securities and a $17.3 million decrease in the average balance of these U.S. Government agency mortgage-backed securities, when compared to the same period in 2019. The decrease in the average balances of U.S. Government agency and Private-Label mortgage-backed securities during the three months ended September 30, 2020 was attributable to principal pay-downs of $19.2 million on U.S. Government agency and Private-Label mortgage-backed securities, when compared to the same period in 2019. The $19.2 million in principal paydowns was used in part to reduce the level of FHLB short-term advances and other short-term borrowings outstanding and to decrease brokered certificates of deposit by $4.4 million.

Interest income on bank certificates of deposit decreased $9 thousand for the three months ended September 30, 2020 when compared to the same period in 2019. The decrease for the three months ended September 30, 2020 was attributable to a decrease of $750 thousand in the average balance of certificates of deposit as well as a decrease of 123 basis points in the average yield earned.

Interest income on FHLB stock decreased $33 thousand or 27.0% for the three months ended September 30, 2020 when compared to the same period in 2019. The decrease for the three months ended September 30, 2020 was primarily attributable to a 144 basis point decrease in the weighted-average yield earned as well as a $593 thousand decrease in the average balance of FHLB stock held.

Interest Expense. Interest paid on FHLB short-term advances decreased $268 thousand or 88.7% for the three months ended September 30, 2020, when compared to the same period in 2019. The decrease for the three months ended September 30, 2020 was primarily attributable to a 205 basis point decrease in the weighted-average rate paid on FHLB short-term balances outstanding as well as a $14.9 million decrease in the average balance of FHLB short-term advances outstanding. The decrease in rates paid on FHLB short-term borrowings were consistent with decreases in short-term market interest rates.

Interest paid on FHLB long-term variable rate advances decreased $447 thousand for the three months ended September 30, 2020, when compared to the same period in 2019. The decrease for the three months ended September 30, 2020 was primarily attributable to a 211 basis point decrease in the weighted-average interest rate paid on these variable rate advances.

Interest expense on deposits decreased $146 thousand or 58.4% for the three months ended September 30, 2020, when compared to the same period in 2019. The decrease in interest expense on deposits for the three months ended September 30, 2020 was primarily attributable to a 126 basis point decrease in the weighted-average rate paid on time deposits and was partially offset by an increase of $981 thousand in the average balance of time deposits when compared the same period of the prior year.

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

Provision for loan losses increased $12 thousand for the three months ended September 30, 2020, when compared to the same period in 2019. The increase in the provision for loan losses for the three months ended September 30, 2020 was primarily due to increased reserve factors related to the economic uncertainty as a result of the COVID-19 pandemic, when compared to the same period in 2019. At September 30, 2020, the Company’s total allowance for loan losses amounted to $620 thousand or 0.68% of the Company’s total loan portfolio, as compared to $618 thousand and 0.68% at June 30, 2020. At September 30, 2020 and June 30, 2020, the Company had no non-performing loans.

Non-Interest Income. For the three months ended September 30, 2020, non-interest income increased $1 thousand compared to the same period in 2019. For the quarter ended September 30, 2020, gains on sales of investments increased $25 thousand and a $1 thousand increase in miscellaneous operating income which were offset by a $12 thousand increase in security impairment losses, a $7 thousand decrease in service charges on deposits, a $4 thousand decrease in automated teller machine and debit card fee income and a $2 thousand decrease in earnings on bank owned life insurance.

Non-Interest Expense. Non-interest expense increased $33 thousand or 3.9% for the three months ended September 30, 2020, when compared to the same period in 2019. This increase was primarily due to a $50 thousand increase in federal deposit insurance premium expense, a $13 thousand increase in depreciation expense, and a $7 thousand increase in employee compensation and benefits expenses, which were partially offset by a $37 thousand decrease in the provision for off-balance sheet items relating to lower balances of unfunded mortgage commitments, when compared to the same period of 2019. The $50 thousand increase in federal deposit insurance expense was the result of the absence of Small Bank Assessment Credits applied by the Federal Deposit Insurance Corporation (“FDIC”) beginning in the quarter ended September 30, 2019. The FDIC provided small banks (those with consolidated assets of less than $10 billion) assessment credits after the Deposit Insurance Fund ratio reached, and remained at, 1.38 percent. The Savings Bank had no remaining assessment credits as of September 30, 2020. The increase in depreciation expense was attributable to purchases of fixed assets to upgrade technology or other capital improvements.

Income Tax Expense. Income tax expense decreased $134 thousand for the three months ended September 30, 2020, when compared to the same period in 2019. The decrease for the three months ended September 30, 2020 was primarily due to lower levels of taxable income, when compared to the same period in 2019.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities totaled $138 thousand during the three months ended September 30, 2020. Net cash used by operating activities was primarily due to decreases in accrued income taxes, accrued interest payable and earnings on bank owned life insurance of $355 thousand, $173 thousand and $28 thousand, respectively, which were partially offset by Company net income totaling $420 thousand.

Net cash provided by investing activities totaled $27.1 million for the three months ended September 30, 2020. Primary sources of funds from investing activities during the three months ended September 30, 2020 included proceeds from repayments of investment securities of $19.5 million, proceeds from sales of investment securities of $1.0 million, $19.2 million of repayments of mortgage-backed securities and a decrease in loans receivable of $4.6 million. Primary uses of funds for investing activities during the three months ended September 30, 2020 included purchases of investment securities available-for-sale totaling $12.9 million and purchase of loans totaling $5.2 million.

Funds used for financing activities totaled $25.6 million for the three months ended September 30, 2020. Primary uses of funds by financing activities were decreases in FHLB short-term advances of $15.9 million, a $1.1 million decrease in other short-term borrowings, and decreases in transaction accounts and certificates of deposit of $1.8 million and $5.2 million, respectively.

The decrease in transaction accounts was primarily attributable to seasonal withdrawals for the payment of local real estate taxes. The decrease in certificates of deposit at September 30, 2020 was due principally to a $4.4 million decrease in brokered deposits. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at September 30, 2020 totaled $27.1 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At September 30, 2020, total approved loan commitments outstanding were $1.7 million. At the same date, commitments under unused lines of credit amounted to $5.1 million and the unadvanced portion of construction loans approximated $2.8 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available-for-sale segment of the investment portfolio totaled $141.0 million at September 30, 2020. In addition, the Company had $1.3 million of certificates of deposit at September 30, 2020. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On October 27, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on November 19, 2020, to shareholders of record at the close of business on November 9, 2020. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of September 30, 2020, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $37.7 million or 19.53%, $37.7 million or 19.53%, and $38.4 million or 19.86%, respectively, of total risk-weighted assets, and Tier I leverage capital of $37.7 million or 10.87% of average quarterly assets.

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

The Company had no non-performing assets at September 30, 2020. During the quarter ended September 30, 2019, the Company’s one non-performing asset, consisting of a single-family real estate loan, was discharged from bankruptcy. The loan was not delinquent at September 30, 2019 or September 30, 2020.

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

During the fiscal years 2013-2020 and into fiscal year 2021, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve, continued above normal levels of monetary accommodation including quantitative easing and targeted asset purchase programs. The desired outcomes of these programs are to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.

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

	September 30,	June 30,
	2020	2020	2019
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$248,744	$289,076	$282,429
Interest-bearing liabilities maturing or repricing within one year	194,894	218,272	214,916

Interest sensitivity gap	$ 53,850	$ 70,804	$ 67,513

Interest sensitivity gap as a percentage of total assets	16.21%	19.83%	18.97%
Ratio of assets to liabilities maturing or repricing within one year	127.63%	132.44%	131.41%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at September 30, 2020. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)

Base Case Up 200 bp
Cumulative Gap ($’s)	$47,433	$45,667	$47,177	$50,369	$52,365	$57,133	$29,571
% of Total Assets	14.3%	13.7%	14.2%	15.2%	15.8%	17.2%	8.9%
Base Case Up 100 bp
Cumulative Gap ($’s)	$48,294	$48,439	$52,028	$57,777	$60,789	$65,199	$29,571
% of Total Assets	14.7%	14.6%	15.7%	17.4%	18.3%	19.6%	8.9%
Base Case No Change
Cumulative Gap ($’s)	$49,509	$49,506	$53,849	$60,417	$63,580	$67,254	$29,571
% of Total Assets	14.9%	14.9%	16.2%	18.2%	19.1%	20.2%	8.9%
Base Case Down 100 bp
Cumulative Gap ($’s)	$49,963	$50,431	$55,237	$62,315	$65,562	$68,793	$29,571
% of Total Assets	15.0%	15.2%	16.6%	18.8%	19.7%	20.7%	8.9%
Base Case Down 200 bp
Cumulative Gap ($’s)	$50,043	$50,486	$55,480	$62,814	$66,242	$69,388	$29,571
% of Total Assets	15.1%	15.2%	16.7%	18.9%	19.9%	20.9%	8.9%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2020. This analysis was done assuming that the interest-earning assets will average approximately $321 million and $321 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at September 30, 2020. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	September 30, 2021					September 30, 2022
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-17.5%	-12.2%	-	6.6%	13.9%	-36.1%	-25.5%	-	11.6%	22.9%
Return on average equity	1.89%	2.44%	3.72%	4.41%	5.16%	-0.16%	0.96%	3.55%	4.68%	5.75%
Return on average assets	0.22%	0.28%	0.43%	0.51%	0.60%	-0.02%	0.11%	0.42%	0.55%	0.69%
Market value of equity (in thousands)	$44,257	$40,993	$41,558	$43,620	$45,436

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at September 30, 2020. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2020.

Anticipated Transactions

(Dollars in Thousands)
Undisbursed construction and development loans	$2,767
Undisbursed lines of credit	5,117
Loan origination commitments	1,651

$9,535

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2020, the Savings Bank had no performance standby letters of credit outstanding.    In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank’s policy is to maintain adequate collateral that could be liquidated to fund such contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

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

During the quarter ended September 30, 2020, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. Legal Proceedings

(a) The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b) Not applicable.

ITEM 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended September 30, 2020.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
07/01/20 – 07/31/20	2,314	13.05	2,314	89,005
08/01/20 – 08/31/20	1,700	13.05	1,700	87,305
09/01/20 – 09/30/20	-	-	-	87,305
Total	4,014	13.05	4,014	87,305

(1)	All shares indicated were purchased under the Company’s Twelfth Stock Repurchase Program.
(2)	Twelfth Stock Repurchase Program
(a)	Announced March 24, 2020.
(b)	100,000 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 87,305 common shares remaining to be purchased at September 30, 2020.
(e)	Not applicable.

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

WVS FINANCIAL CORP.

November 13, 2020	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

November 13, 2020	BY:	/s/ Linda K. Butia
Date		Linda K. Butia Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)