Form 10-Q
period 2020-12-31
WVS FINANCIAL CORP
filed 2021-02-12
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Shares outstanding as of February 12, 2021: 1,902,690 shares of Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands, except share and per share data)

	December 31, 2020	June 30, 2020
Assets
Cash and due from banks	$3,268	$2,488
Interest-earning demand deposits	20	12

Total cash and cash equivalents	3,288	2,500
Certificates of deposit	847	1,840
Investment securities available-for-sale (amortized cost of $149,144 and $148,271)	149,853	147,639
Investment securities held-to-maturity (fair value of $2,853 and $3,622)	2,745	3,495
Mortgage-backed securities held-to-maturity (fair value of $58,238 and $96,649)	58,440	97,106
Net loans receivable (allowance for loan losses of $611 and $618)	90,324	91,032
Accrued interest receivable	609	744
Federal Home Loan Bank (FHLB) stock, at cost	5,280	6,564
Premises and equipment, net	665	574
Bank owned life insurance	4,964	4,907
Deferred tax assets (net)	232	548
Other assets	197	152

TOTAL ASSETS	$317,444	$357,101

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-earning checking	$24,366	$22,657
Interest-earning checking	26,896	25,075
Savings accounts	45,984	44,541
Money market accounts	19,749	21,743
Certificates of deposit	29,705	35,063
Advance payments by borrowers for taxes and insurance	1,523	2,256

Total deposits	148,223	151,335
Federal Home Loan Bank advances: short-term	92,681	59,159
Federal Home Loan Bank advances: long-term – fixed rate	10,000	15,000
Federal Home Loan Bank advances: long-term – variable rate	25,000	85,000
Other short-term borrowings	1,000	7,000
Accrued interest payable	213	487
Other liabilities	1,900	2,207

TOTAL LIABILITIES	279,017	320,188

Stockholders’ equity:
Preferred stock: 5,000,000 shares, no par value per share, authorized; none issued	—	—
Common stock: 10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued	38	38
Additional paid-in capital	21,581	21,577
Treasury stock: 1,902,946 and 1,898,932 shares at cost, respectively	(28,827)	(28,775)
Retained earnings, substantially restricted	47,016	46,590
Accumulated other comprehensive income (loss)	510	(556)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,891)	(1,961)

TOTAL STOCKHOLDERS’ EQUITY	38,427	36,913

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$317,444	$357,101

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$806	$871	$1,670	$1,754
Investment securities	398	997	835	2,078
Mortgage-backed securities	204	757	473	1,642
Certificates of deposit	4	15	10	30
Interest-earning demand deposits	—	1	—	2
FHLB Stock	47	130	136	252

Total interest and dividend income	1,459	2,771	3,124	5,758

INTEREST EXPENSE:
Deposits	92	232	196	482
Federal Home Loan Bank advances – long-term – fixed rate	78	116	193	232
Federal Home Loan Bank advances – long-term – variable rate	19	452	92	967
Federal Home Loan Bank advances – short-term	27	310	60	613
Other short-term borrowings	—	—	1	—

Total interest expense	216	1,110	542	2,294

NET INTEREST INCOME	1,243	1,661	2,582	3,464
(CREDIT) PROVISION FOR LOAN LOSSES	(8)	(8)	(7)	(18)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,251	1,669	2,589	3,482

NON-INTEREST INCOME:
Service charges on deposits	19	30	41	60
Earnings on Bank Owned Life Insurance	29	29	57	59
Investment securities gains	11	32	36	32
Other than temporary impairment (“OTTI”) losses	—	(16)	(13)	(18)
Portion of gain recognized in other comprehensive income (before taxes)	—	—	—	—

Net impairment loss recognized in earnings	—	(16)	(13)	(18)
ATM fee income	36	36	74	78
Other	8	11	19	21

Total non-interest income	103	122	214	232

NON-INTEREST EXPENSE:
Salaries and employee benefits	542	535	1,094	1,080
Occupancy and equipment	70	57	138	119
Data processing	61	52	120	109
Correspondent bank service charges	10	9	19	18
Federal deposit insurance premium	27	—	54	(23)
ATM network expense	21	18	43	41
Other	145	199	288	373

Total non-interest expense	876	870	1,756	1,717

INCOME BEFORE INCOME TAXES	478	921	1,047	1,997
INCOME TAX EXPENSE	123	194	272	477

NET INCOME	$355	$727	$775	$1,520

EARNINGS PER SHARE:
Basic	$0.20	$0.41	$0.44	$0.86
Diluted	$0.20	$0.41	$0.44	$0.86
AVERAGE SHARES OUTSTANDING:
Basic	1,749,372	1,771,457	1,748,705	1,773,509
Diluted	1,749,372	1,771,457	1,748,705	1,773,509

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
NET INCOME	$355	$727	$775	$1,520
OTHER COMPREHENSIVE INCOME (LOSS)
Investment securities available for sale not other-than-temporarily impaired:
Gains arising during the year	348	387	1,377	444
Less: Income tax effect	(73)	(81)	(288)	(93)

	275	306	1,089	351

(Gains) losses recognized in earnings	(11)	(32)	(36)	(32)
Less: Income tax effect	2	7	7	7

	(9)	(25)	(29)	(25)
Unrealized holdings gains on securities available for sale not other-than-temporarily impaired, net of tax	266	281	1,060	326

Investment securities held to maturity other-than-temporarily impaired:
Total losses	—	16	13	18
Losses recognized in earnings	—	16	13	18

Gains (losses) recognized in comprehensive income	—	—	—	—
Income tax effect	—	—	—	—

	—	—	—	—
Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	4	4	9	8
Less: Income tax effect	(1)	(1)	(3)	(2)

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	3	3	6	6

Other comprehensive income	269	284	1,066	332

COMPREHENSIVE INCOME	$624	$1,011	$1,841	$1,852

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Income	Unallocated ESOP Shares	Total
Balance September 30, 2020	$38	$21,578	$(28,827)	$46,835	$241	$(1,926)	$37,939
Net income				355			355
Other comprehensive income					269		269
Amortization of unallocated ESOP Shares		3				35	38
Cash dividends declared ($0.10 per share)				(174)			(174)

Balance December 31, 2020	$38	$21,581	$(28,827)	$47,016	$510	$(1,891)	$38,427

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Total
Balance June 30, 2020	$38	$21,577	$(28,775)	$46,590	$(556)	$(1,961)	$36,913
Net income				775			775
Other comprehensive income					1,066		1,066
Purchase of treasury stock (4,014 shares)			(52)				(52)
Amortization of unallocated ESOP Shares		4				70	74
Cash dividends declared ($0.20 per share)				(349)			(349)

Balance December 31, 2020	$38	$21,581	$(28,827)	$47,016	$510	$(1,891)	$38,427

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Income	Unallocated ESOP Shares	Total
Balance September 30, 2019	$38	$21,560	$(28,382)	$45,423	$63	$(2,064)	$36,638
Net income				727			727
Other comprehensive income					284		284
Amortization of unallocated ESOP Shares		8				33	41
Cash dividends declared ($0.10 per share)				(177)			(177)

Balance December 31, 2019	$38	$21,568	$(28,382)	$45,973	$347	$(2,031)	$37,513

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Income	Unallocated ESOP Shares	Total
Balance June 30, 2019	$38	$21,550	$(28,269)	$44,807	$15	$(2,092)	$36,049
Net income				1,520			1,520
Other comprehensive income					332		332
Purchase of treasury stock (7,475 shares)			(113)				(113)
Amortization of unallocated ESOP Shares		18				61	79
Cash dividends declared ($0.16 per share)				(354)			(354)

Balance December 31, 2019	$38	$21,568	$(28,382)	$45,973	$347	$(2,031)	$37,513

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	December 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$775	$1,520
Adjustments to reconcile net income to cash provided by operating activities:
(Credit) provision for loan losses	(7)	(18)
Depreciation	36	15
Net impairment loss recognized in earnings	13	18
Gain on sale of investments	(36)	(32)
Amortization of discounts, premiums and deferred loan costs	79	50
Amortization of unallocated ESOP shares	74	79
Deferred income taxes	32	18
(Decrease) increase in prepaid/accrued income taxes	(377)	74
Earnings on bank owned life insurance	(57)	(59)
Decrease in accrued interest receivable	135	167
Decrease in accrued interest payable	(274)	(35)
Increase in deferred director compensation payable	28	25
Other, net	(3)	18

Net cash provided by operating activities	418	1,840

INVESTING ACTIVITIES
Available-for-sale:
Purchase of investment securities	(35,836)	(17,324)
Proceeds from sale of investments	3,038	9,055
Proceeds from repayments of investments	31,807	3,330
Held-to-maturity:
Proceeds from repayments of investments	750	500
Proceeds from repayments of mortgage-backed securities	38,678	4,374
Purchase of certificates of deposit	(100)	(1,340)
Maturities/redemptions of certificates of deposit	1,093	1,593
Purchase of loans	(7,951)	(6,266)
Net decrease in net loans receivable	8,725	5,577
Purchase of FHLB stock	(8,116)	(6,974)
Redemption of FHLB stock	9,400	7,010
Acquisition of premises and equipment	(127)	(143)

Net cash provided by (used for) investing activities	41,361	(608)

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	December 31,
	2020	2019
FINANCING ACTIVITIES
Net increase (decrease) in transaction and savings accounts	$2,979	$(3,213)
Net increase (decrease) in certificates of deposit	(5,358)	4,527
Net decrease in advance payments by borrowers for taxes and insurance	(733)	(618)
Repayments of FHLB long-term advances — fixed rate	(5,000)	—
Repayments of FHLB long-term advances — variable rate	(60,000)	—
Net increase (decrease) in FHLB short-term advances	33,522	(2,798)
Net decrease in other short-term borrowings	(6,000)	—
Purchases of treasury stock	(52)	(113)
Cash dividends paid	(349)	(354)

Net cash used for financing activities	(40,991)	(2,569)

Increase (decrease) in cash and cash equivalents	788	(1,337)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,500	4,379

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,288	$3,042

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$816	$2,329
Income taxes	$653	$386
Non-cash items:
Educational Improvement Tax Credit	$—	$45

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2020, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, loan modifications deemed to be COVID-19 related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. As of December 31, 2020, the number of loans in deferral totaled 14 with an aggregate balance of $5.3 million and an aggregate appraised value of $8.9 million. Effective July 1, 2020 these loans were given a twelve month catch-up period to repay any previously due deferred amounts. As of December 31, 2020 all of these loans were current with the terms of their deferral agreements.

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

4.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Weighted average common shares issued	3,805,636	3,805,636	3,805,636	3,805,636
Average treasury stock shares	(1,902,946)	(1,869,995)	(1,902,374)	(1,866,704)
Average unallocated ESOP shares	(153,318)	(164,184)	(154,557)	(165,423)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,749,372	1,771,457	1,748,705	1,773,509
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,749,372	1,771,457	1,748,705	1,773,509

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

5.	INVESTMENT SECURITIES

The amortized cost and fair values of investments are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
December 31, 2020
AVAILABLE FOR SALE
Corporate debt securities	$117,801	$559	$(45)	$118,315
Foreign debt securities [1]	30,606	198	(1)	30,803
Obligations of states and political Subdivisions	737	—	(2)	735

Total	$149,144	$757	$(48)	$149,853

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
December 31, 2020
HELD TO MATURITY
Obligations of states and political subdivisions	$2,745	$108	$—	$2,853

Total	$2,745	$108	$—	$2,853

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
June 30, 2020
AVAILABLE FOR SALE
Corporate debt securities	$115,710	$163	$(774)	$115,099
Foreign debt securities [1]	32,561	42	(63)	32,540

Total	$148,271	$205	$(837)	$147,639

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
June 30, 2020
HELD TO MATURITY
Obligations of states and political subdivisions	$3,495	$127	$—	$3,622

Total	$3,495	$127	$—	$3,622

[1]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

Proceeds from sales of investments during the three and six month periods ended December 31, 2020 were $2.0 million and $3.0 million, respectively, and the Company recorded gross realized investment gains of $11 thousand and $36 thousand during these same periods.

Proceeds from sales of investments during the three and six month periods ended December 31, 2019 were $9.1 million and the Company recorded gross realized investment gains of $32 thousand during these same periods.

The amortized cost and fair values of debt securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in	Due after	Due after
	one year	one through	five through	Due after
	or less	five years	ten years	ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$39,943	$108,729	$472	$—	$149,144
Fair value	40,017	109,365	471	—	149,853
HELD TO MATURITY
Amortized cost	$540	$2,205	$—	$—	$2,745
Fair value	549	2,304	—	—	2,853

At December 31, 2020, investment securities with amortized cost of $3.5 million, and fair value of $3.6 million were pledged to secure borrowings with the Federal Home Loan Bank (“FHLB”).

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

At December 31, 2020, the Company’s Agency CMOs totaled $57.9 million as compared to $96.5 million at June 30, 2020. The Company’s private-label CMOs totaled $501 thousand at December 31, 2020 as compared to $618 thousand at June 30, 2020. The $38.7 million decrease in the CMO portfolio was primarily due to repayments on our Agency and private-label CMOs which totaled $38.6 million and $112 thousand, respectively. At December 31, 2020 and June 30, 2020, all of the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments. All of the Company’s floating rate MBS adjust monthly based upon changes in the one month London Interbank Offered Rate (“LIBOR”). The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO tranches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. The Company recorded no additional credit impairment charges on its private-label CMO portfolio during the quarter ended December 31, 2020.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of December 31, 2020. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At December 31, 2020
		Rating			Amortized Cost	Fair Value[2]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	WR	WR	D	$304	$308	$271
126694KF4	CWHL SER 24 A15	NR	NR	D	98	105	60
126694KF4	CWHL SER 24 A15	NR	NR	D	49	52	120
126694MP0	CWHL SER 26 1A5	NR	NR	D	50	54	48

					$501	$519	$499

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
December 31, 2020
HELD TO MATURITY
Collateralized mortgage obligations:
Agency	$57,939	$260	$(480)	$57,719
Private-label	501	18	—	519

Total	$58,440	$278	$(480)	$58,238

[2]	Fair value estimate provided by the Company’s independent third party valuation consultant.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
June 30, 2020
HELD TO MATURITY
Collateralized mortgage obligations:
Agency	$96,488	$486	$(932)	$96,042
Private-label	618	3	(14)	607

Total	$97,106	$489	$(946)	$96,649

The amortized cost and fair value of the Company’s mortgage-backed securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in	Due after	Due after
	one year	one through	five through	Due after
	or less	five years	ten years	ten years	Total
	(Dollars in Thousands)
HELD TO MATURITY
Amortized cost	$—	$—	$70	$58,370	$58,440
Fair value	—	—	70	58,168	58,238

At December 31, 2020, mortgage-backed securities with amortized costs of $57.9 million and fair values of $57.7 million were pledged to secure borrowings with the FHLB. Of the securities pledged, $3.5 million of fair value was excess collateral. At June 30, 2020, mortgage-backed securities with an amortized cost of $96.5 million and fair values of $96.0 million, were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $10.0 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income by component, for the three and six months ended December 31, 2020 and 2019.

	Three Months Ended December 31, 2020
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – September 30, 2020	$295	$(54)	$241
Other comprehensive income before reclassifications	275	3	278
Amounts reclassified from accumulated other comprehensive loss	(9)	—	(9)

Net current-period other comprehensive income	266	3	269

Ending Balance – December 31, 2020	$561	$(51)	$510

	Six Months Ended December 31, 2020
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – June 30, 2020	$(499)	$(57)	$(556)
Other comprehensive income before reclassifications	1,089	6	1,095
Amounts reclassified from accumulated other comprehensive loss	(29)	—	(29)

Net current-period other comprehensive income	1,060	6	1,066

Ending Balance – December 31, 2020	$561	$(51)	$510

	Three Months Ended December 31, 2019
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – September 30, 2019	$129	$(66)	$63
Other comprehensive income before reclassifications	306	3	309
Amounts reclassified from accumulated other comprehensive loss	(25)	—	(25)

Net current-period other comprehensive income	281	3	284

Ending Balance – December 31, 2019	$410	$(63)	$347

	Six Months Ended December 31, 2019
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – June 30, 2019	$85	$(70)	$15
Other comprehensive income before reclassifications	351	6	357
Amounts reclassified from accumulated other comprehensive loss	(25)	—	(25)

Net current-period other comprehensive income	326	6	332

Ending Balance – December 31, 2019	$411	$(64)	$347

8.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2020 and June 30, 2020.

	December 31, 2020
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in Thousands)
Corporate debt securities	$7,940	$(30)	$1,985	$(15)	$9,925	$(45)
Foreign debt securities [3]	1,100	(1)	—	—	1,100	(1)
Obligations of states and political subdivision	735	(2)	—	—	735	(2)
Collateralized mortgage obligations	6,432	(258)	17,541	(222)	23,973	(480)

Total	$16,207	$(291)	$19,526	$(237)	$35,733	$(528)

	June 30, 2020
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in Thousands)
Corporate debt securities	$50,115	$(509)	$8,550	$(265)	$58,665	$(774)
Foreign debt securities³	13,970	(63)	—	—	13,970	(63)
Collateralized mortgage obligations	13,782	(348)	26,919	(598)	40,701	(946)

Total	$77,867	$(920)	$35,469	$(863)	$113,336	$(1,783)

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

[3]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Dollars in Thousands)
Beginning balance	$324	$239	$311	$248
Initial credit impairment	—	—	—	—
Subsequent credit impairment	—	16	13	18
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—	—	—
Reductions for securities sold	—	—	—	—
Reduction for actual realized losses	—	(13)	—	(24)
Reduction for increase in cash flows expected to be collected	—	—	—	—

Ending balance	$324	$242	$324	$242

During the three months ended December 31, 2020, the Company recorded no subsequent credit impairment charges. During the six months ended December 31, 2020, the Company recorded subsequent credit impairment charges of $13 thousand. No non-credit unrealized holding losses to accumulated other comprehensive income were recorded during these same periods. During the three and six months ended December 31, 2020, the Company accreted back into other comprehensive income $4 thousand and $9 thousand, respectively (net of income tax effect of $1 thousand and $3 thousand, respectively), based on principal repayments on private-label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the December 31, 2020 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss. The Company had three private-label CMOs with OTTI at December 31, 2020.

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

The Company had investments in 25 positions that were impaired at December 31, 2020. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of December 31, 2020 and June 30, 2020.

	December 31, 2020			June 30, 2020
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$77,530	$—	$77,530	$78,077	$—	$78,077
Construction	1,726	—	1,726	1,868	—	1,868
Land acquisition & development	246	—	246	446	—	446
Multi-family dwellings	3,612	—	3,612	3,755	—	3,755
Commercial	4,144	—	4,144	4,132	—	4,132
Consumer Loans
Home equity	1,527	—	1,527	1,137	—	1,137
Home equity lines of credit	1,711	—	1,711	1,729	—	1,729
Other	54	—	54	79	—	79
Commercial Loans	20	—	20	11	—	11

	$90,570	$—	$90,570	$91,234	$—	$91,234

Plus: Deferred loan costs	365			416
Allowance for loan losses	(611)			(618)

Total	$90,324			$91,032

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

As of December 31, 2020 and June 30, 2020 there were no loans considered to be impaired and no nonaccrual loans. During the six months ended December 31, 2019, the Company’s one non-performing asset consisting of a single-family real estate loan was discharged from bankruptcy and has been current since that time.

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
	(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$—	$—	$—	$93
Construction	—	—	—	—
Land acquisition & development	—	—	—	—
Commercial real estate	—	—	—	—
Home equity lines of credit	—	—	—	—

Total	$—	$—	$—	$93

Income that would have been recognized	$—	$—	$—	$6
Interest income recognized	$—	$—	$—	$6

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

During the three and six months ended December 31, 2020 and December 31, 2019, there were no TDRs. See Covid-19 disclosures in NOTE 1 BASIS OF PRESENTATION.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at December 31, 2020, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2020 and June 30, 2020:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
	(Dollars in Thousands)
December 31, 2020
First mortgage loans:
1 – 4 family dwellings	$77,530	$—	$—	$—	$—	$—	$77,530
Construction	1,726	—	—	—	—	—	1,726
Land acquisition & development	246	—	—	—	—	—	246
Multi-family dwellings	3,612	—	—	—	—	—	3,612
Commercial	4,144	—	—	—	—	—	4,144
Consumer Loans:
Home equity	1,527	—	—	—	—	—	1,527
Home equity lines of credit	1,711	—	—	—	—	—	1,711
Other	54	—	—	—	—	—	54
Commercial Loans	20	—	—	—	—	—	20

	$90,570	$—	$—	$—	$—	$—	90,570

Plus: Deferred loan costs							365
Allowance for loan losses							(611)

Net Loans Receivable							$90,324

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
	(Dollars in Thousands)
June 30, 2020
First mortgage loans:
1 – 4 family dwellings	$78,077	$—	$—	$—	$—	$—	$78,077
Construction	1,868	—	—	—	—	—	1,868
Land acquisition & development	446	—	—	—	—	—	446
Multi-family dwellings	3,755	—	—	—	—	—	3,755
Commercial	4,132	—	—	—	—	—	4,132
Consumer Loans
Home equity	1,137	—	—	—	—	—	1,137
Home equity lines of credit	1,729	—	—	—	—	—	1,729
Other	79	—	—	—	—	—	79
Commercial Loans	11	—	—	—	—	—	11

	$91,234	$—	$—	$—	$—	$—	91,234

Plus: Deferred loan costs							416
Allowance for loan losses							(618)

Net Loans Receivable							$91,032

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended December 31, 2020 and June 30, 2020. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at December 31, 2020 and June 30, 2020.

	December 31, 2020
	(Dollars in Thousands)
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial
Pass	$1,726	$246	$3,612	$4,144	$20
Special Mention	—	—	—	—	—
Substandard	—	—	—	—	—
Doubtful	—	—	—	—	—

Ending Balance	$1,726	$246	$3,612	$4,144	$20

	June 30, 2020
	(Dollars in Thousands)
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial
Pass	$1,868	$446	$3,755	$4,132	$11
Special Mention	—	—	—	—	—
Substandard	—	—	—	—	—
Doubtful	—	—	—	—	—

Ending Balance	$1,868	$446	$3,755	$4,132	$11

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended December 31, 2020 and June 30, 2020.

	December 31, 2020
	1 – 4 Family	Consumer
	(Dollars in Thousands)
Performing	$77,530	$3,292
Non-performing	—	—

Total	$77,530	$3,292

	June 30, 2020
	1 – 4 Family	Consumer
	(Dollars in Thousands)
Performing	$78,077	$2,945
Non-performing	—	—

Total	$78,077	$2,945

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

The Company had no unallocated loss allowance balance at December 31, 2020.

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2020 and 2019. Activity in the allowance is presented for the three and six months ended December 31, 2020 and 2019.

	As of December 31, 2020
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2020	$455	$36	$7	$26	$64	$30	$2	$620
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	(9)	(2)	(1)	(1)	(2)	6	—	(9)

Ending ALLL Balance at December 31, 2020	$446	$34	$6	$25	$62	$36	$2	$611

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	446	34	6	25	62	36	2	611

	$446	$34	$6	$25	$62	$36	$2	$611

	As of December 31, 2020
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2020	$449	$38	$6	$26	$66	$32	$1	$618
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	(3)	(4)	—	(1)	(4)	4	1	(7)

Ending ALLL Balance at December 31, 2020	$446	$34	$6	$25	$62	$36	$2	$611

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	446	34	6	25	62	36	2	611

	$446	$34	$6	$25	$62	$36	$2	$611

	As of December 31, 2019
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2019	$412	$29	$6	$17	$42	$30	$2	$538
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	(14)	8	(2)	(4)	3	2	(1)	(8)

Ending ALLL Balance at December 31, 2019	$398	$37	$4	$13	$45	$32	$1	$530

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	398	37	4	13	45	32	1	530

	$398	$37	$4	$13	$45	$32	$1	$530

	As of December 31, 2019
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2019	$405	$46	$10	$17	$37	$30	$3	$548
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	(7)	(9)	(6)	(4)	8	2	(2)	(18)

Ending ALLL Balance at December 31, 2019	$398	$37	$4	$13	$45	$32	$1	$530

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	398	37	4	13	45	32	1	530

	$398	$37	$4	$13	$45	$32	$1	$530

During the three and six months ending December 31, 2020, the ALLL decreased $8 thousand and $7 thousand, respectively. For the three months ended December 31, 2020, the ALLL associated with 1 - 4 family real estate loans decreased $9 thousand and the ALLL associated with consumer loans increased $6 thousand. In addition, the ALLL associated with the construction and commercial segments decreased by $2 thousand each during the three months ended December 31, 2020. During the six months ended December 31, 2020, the ALLL associated with 1 - 4 family real estate loans, construction loans and commercial loans decreased by $3 thousand, $4 thousand and $4 thousand, respectively. The primary reason for the changes in the ALLL balances, both in total, and within the identified segments, is changes in applicable loan balances.

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

10.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of December 31, 2020 and June 30, 2020.

			Weighted-	Stated interest
	Maturity range		average	rate range		December 31,	June 30,
Description	from	to	interest rate [4]	from	to	2020	2020
						(Dollars in Thousands)
Fixed	10/01/21	10/03/22	3.07%	3.04%	3.09%	$10,000	$15,000
Adjustable	10/01/21	10/01/21	0.28%	0.28%	0.28%	25,000	85,000

Total						$35,000	$100,000

Maturities of FHLB long-term advances at December 31, 2020, are summarized as follows:

Weighted-
Maturing During		Average
Fiscal Year Ended		Interest
June 30:	Amount	Rate(4)
(Dollars in Thousands)
2021	$—	—
2022	30,000	0.74%
2023	5,000	3.09%
2024	—	—
2025	—	—
2026 and thereafter	—

Total	$35,000	1.08%

[4]	As of December 31, 2020.

The adjustable rate advances are not convertible or callable. The FHLB advances are secured by the Company’s FHLB stock, mortgage-backed and investment securities, and loans, and are subject to substantial prepayment penalties.

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of December 31, 2020 and June 30, 2020:

	December 31,	June 30,
	2020	2020
	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$92,681	$59,159
Average balance	31,728	58,146
Maximum month-end balance	92,681	68,030
Average interest rate	0.38%	1.57%
Weighted-average rate	0.38%	0.39%

At December 31, 2020, the Company had remaining borrowing capacity with the FHLB of approximately $277 thousand.

The FHLB advances are secured by the Company’s FHLB stock, loans, and mortgage-backed and investment securities held in safekeeping at the FHLB. FHLB advances are subject to substantial prepayment penalties.

The Company also has a $5 million unsecured line of credit with a regional bank. Borrowings under this line of credit generally are repayable within seven days. At December 31, 2020, no borrowings were outstanding on this unsecured line.

11.	OTHER SHORT-TERM BORROWINGS

The company also utilized other short-term borrowings comprised of Federal Reserve Bank of Cleveland (“FRBC”) discount window borrowings. FRBC discount window borrowings mature within 90 days and may be repaid prior to maturity without penalty, in whole or in part, plus accrued interest. The following table presents information regarding the FRBC borrowings as of December 31, 2020 and June 30, 2020:

FRBC Discount Window Borrowings:

	December 31,	June 30,
	2020	2020
	(Dollars in Thousands)
Ending balance	$1,000	$7,000
Average balance	882	2,592
Maximum month-end balance	5,875	24,800
Average interest rate	0.25%	0.25%
Weighted-average rate at period end	0.25%	0.25%

12.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of December 31, 2020 and June 30, 2020, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2020
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$—	$118,315	$—	$118,315
Foreign debt securities [5]	—	30,803	—	30,803
Obligations of states and political subdivisions	—	735	—	735

	$—	$149,853	$—	$149,853

	June 30, 2020
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$—	$115,099	$—	$115,099
Foreign debt securities [5]	—	32,540	—	32,540

	$—	$147,639	$—	$147,639

[5]	U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	December 31, 2020
	Carrying	Fair
	Amount	Value	Level I	Level II	Level III
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$3,288	$3,288	$3,288	$—	$—
Certificates of deposit	847	847	847	—	—
Investment securities – held to maturity	2,745	2,853	—	2,853	—
Mortgage-backed securities – held to maturity:
Agency	57,939	57,719	—	57,719	—
Private-label	501	519	—	—	519
Net loans receivable	90,324	95,809	—	—	95,809
Accrued interest receivable	609	609	609	—	—
FHLB stock	5,280	5,280	5,280	—	—
Bank owned life insurance	4,964	4,964	4,964	—	—
FINANCIAL LIABILITIES
Deposits:
Non-interest earning checking	$24,366	$24,366	$24,366	$—	$—
Interest-earning checking	26,896	26,896	26,896	—	—
Savings accounts	45,984	45,984	45,984	—	—
Money market accounts	19,749	19,749	19,749	—	—
Certificates of deposit	29,705	29,808	—	—	29,808
Advance payments by borrowers for taxes and insurance	1,523	1,523	1,523	—	—
FHLB advances – fixed rate	10,000	9,858	—	—	9,858
FHLB advances – variable rate	25,000	25,000	25,000	—	—
FHLB short-term advances	92,681	92,681	92,681	—	—
Accrued interest payable	213	213	213	—	—

	June 30, 2020
	Carrying	Fair
	Amount	Value	Level I	Level II	Level III
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$2,500	$2,500	$2,500	$—	$—
Certificates of deposit	1,840	1,840	1,840	—	—
Investment securities – held to maturity	3,495	3,622	—	3,622	—
Mortgage-backed securities – held to maturity:
Agency	96,488	96,042	—	96,042	—
Private-label	618	607	—	—	607
Net loans receivable	91,032	98,700	—	—	98,700
Accrued interest receivable	744	744	744	—	—
FHLB stock	6,564	6,564	6,564	—	—
Bank owned life insurance	4,907	4,907	4,907	—	—
FINANCIAL LIABILITIES
Deposits:
Non-interest earning checking	$22,657	$22,657	$22,657	$—	$—
Interest-earning checking	25,075	25,075	25,075	—	—
Savings accounts	44,541	44,541	44,541	—	—
Money market accounts	21,743	21,743	21,743	—	—
Certificates of deposit	35,063	35,237	—	—	35,237
Advance payments by borrowers for taxes and insurance	2,256	2,256	2,256	—	—
FHLB advances – fixed rate	15,000	14,818	—	—	14,818
FHLB advances – variable rate	85,000	85,000	85,000	—	—
FHLB short-term advances Other short-term advances	59,159 7,000	59,159 7,000	59,159 7,000	— —	— —
Accrued interest payable	487	487	487	—	—

All financial instruments included in the above tables, with the exception of net loans receivable, certificates of deposit liabilities, and FHLB advances – fixed rate, are carried at cost, which approximates the fair value of the instruments.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2020.

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

The Company has responded to the circumstances surrounding the pandemic to support the safety and well-being of the employees, customers and shareholders by enacting the following measures:

•	Modified branch business hours Monday through Thursday to close at 4:00 pm (no change), Friday close at 4:00 pm (as opposed to 6:00 pm), and Saturday close at 12:00 pm (no change).

•	Monitor federal, state and local COVID-19 websites and adopt guidance as appropriate and feasible.

•

Encourage customers to use our various on-line portals (e.g. internet banking, online bill pay service), automated teller machines and night depositories to redirect routine transactions away from our branch staff as much as possible.

•	Non-branch banking services (e.g. lending, accounting, check and electronic processing) continue to be offered consistent with COVID-19 guidelines.

FINANCIAL CONDITION

The Company’s assets totaled $317.4 million at December 31, 2020, as compared to $357.1 million at June 30, 2020. The $39.7 million or 11.1% decrease in total assets was principally due to a $38.7 million decrease in mortgage-backed securities, a $1.3 million decrease in Federal Home Loan Bank (“FHLB”) stock and a $933 thousand decrease in certificates of deposits, partially offset by a $2.2 million increase in investment securities available-for-sale and a $788 thousand increase in cash and cash equivalents. The decrease in mortgage-backed securities was principally due to repayments of principal totaling $38.7 million and the decrease in FHLB stock is associated with changes in the levels of the Company’s FHLB advances outstanding. The decrease in certificates of deposit was a function of the Company’s liquidity needs and the relatively higher market rates offered on other investments. The increase in securities available-for-sale was primarily the result of purchases of investment-grade corporate bonds and commercial paper, partially offset by securities sales of $3.0 million and $31.8 million of maturities and calls. The increase in cash and cash equivalents was primarily attributable to higher holdings of vault cash to cover possible customer withdrawals due to the COVID-19 pandemic.

The Company’s total liabilities decreased $41.2 million or 12.9% to $279.0 million as of December 31, 2020 from $320.2 million as of June 30, 2020. The decrease in total liabilities was primarily comprised of a $65.0 million or 65.0% decrease in FHLB long-term advances, which was partially offset by a $33.5 million increase in FHLB short-term advances. Certificates of deposit (“CDs”) decreased by $5.4 million while transaction and savings accounts increased by $3.0 million as of December 31, 2020 from June 30, 2020. Management believes that the increase in checking and savings accounts is partially due to COVID-19 stimulus payments. The decrease in certificates of deposit was largely due to the repayment of $3.7 million of wholesale time deposits as part of the Company’s overall funding strategy. See also Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

Total stockholders’ equity increased $1.5 million or 4.1% to $38.4 million as of December 31, 2020, from $36.9 million as of June 30, 2020. The increase in stockholders’ equity was primarily attributable to net income of $775 thousand and an increase in accumulated other comprehensive income of $1.1 million, which was partially offset by cash dividends paid totaling $349 thousand and the purchase of $52 thousand of Treasury shares. The increase in accumulated other comprehensive income was primarily the result of an unrealized gain on the Company’s available-for-sale investment portfolio.

RESULTS OF OPERATIONS

General. WVS Financial Corp. reported net income of $355 thousand or $0.20 per share (diluted and basic) for the three months ended December 31, 2020 as compared to $727 thousand or $0.41 per share for the same period in 2019. The $372 thousand or 51.2% decrease in net income during the three months ended December 31, 2020 was primarily attributable to a $418 thousand decrease in net interest income, a decrease in non-interest income of $19 thousand and an increase in non-interest expense of $6 thousand; which were partially offset by a $71 thousand decrease in income tax expense, when compared to the same period of 2019.

Net income for the six months ended December 31, 2020 totaled $775 thousand or $0.44 per share (diluted and basic) as compared to $1.5 million or $0.86 per diluted share for the same period in 2019. The $745 thousand or 49.0% decrease in net income during the six months ended December 31, 2020 was primarily attributable to an $882 thousand decrease in net interest income, an $18 thousand decrease in non-interest income and a $39 thousand increase in non-interest expense, partially offset by a $205 decline in income tax expense, when compared to the same period in 2019.

Net Interest Income. The Company’s net interest income decreased by $418 thousand or 25.2% for the three months ended December 31, 2020, when compared to the same period in 2019. The decrease in net interest income during the three months ended December 31, 2020 was attributable to a $1.3 million decrease in interest income, partially offset by an $894 thousand decrease in interest expense for the three months ended December 31, 2020, when compared to the same period in 2019. The decrease in interest income for the three months ended December 31, 2020 was primarily attributable to lower market yields earned on the Company’s floating rate investment and mortgage-backed securities portfolio and lower average balances of mortgage-backed securities outstanding when compared to the same period in 2019. The decrease in interest expense for the three months ended December 31, 2020 was primarily attributable to lower market rates paid on FHLB short-term and variable rate long-term borrowings and lower average balances of FHLB long-term borrowings. Also contributing to the decrease in interest expense for the quarter ended December 31, 2020 compared to the same quarter of the 2019, were lower rates paid on time deposits as well as lower average balances of wholesale time deposits.

For the six months ended December 31, 2020, net interest income decreased $882 thousand or 25.5% when compared to the same period in 2019. The decrease in net interest income was primarily attributable to a $2.6 million decrease in interest income, which was partially offset by a $1.8 million decline in interest expense for the six months ended December 31, 2020, when compared to the same period in 2019. The decrease in interest income was primarily the result of lower average yields on the Company’s floating rate investment and mortgage-backed securities, and lower outstanding balances of floating rate mortgage-backed securities, partially offset by higher average outstanding balances of loans and investment securities, when compared to the same period in 2019. The decrease in interest expense for the six months ended was primarily attributable to lower market rates paid on FHLB short-term advances, FHLB variable rate long-term advances and wholesale time deposits. In addition, average balances outstanding of both short-term and long-term FHLB advances as well as wholesale time deposits decreased during the six months ended December 31, 2020, when compared to the same period of 2019.

Interest Income. Interest income on net loans receivable decreased $65 thousand or 7.5% and $84 thousand or 4.8% for the three and six months ended December 31, 2020, respectively, when compared to the same periods in 2019. The decrease for the three and six months ended December 31, 2020 was primarily attributable to lower average yields of 27 and 22 basis points, respectively, in the average balance of net loans receivable when compared to the same periods in 2019. For the six months ended December 31, 2020, the increase in the average balance of loans outstanding was $690 thousand and this volume increase over the same period of 2019 partially offset the lower market yields. The average volume balance of net loans receivable outstanding during the quarter ended December 31, 2020 compared to the quarter ended December 31, 2020 decreased by $293 thousand and this small decrease had minimal impact on interest income.

Interest income on investment securities decreased $599 thousand or 60.1% and $1.2 million or 59.8% for the three and six months ended December 31, 2020, respectively, when compared to the same periods in 2019. The decrease for the three months ended December 31, 2020 was primarily attributable to a 180 basis point decrease in the weighted average yield on investment securities, partially offset by a $9.9 million increase in the average balance of investment securities outstanding, when compared to the same period in 2019. The decrease for the six months ended December 31, 2020 was primarily attributable to a decrease in the weighted average yield of 187 basis points, partially offset by a $9.4 million increase in the average balance of investment securities outstanding, when compared to the same period in 2019. The increase in the average balance of investments outstanding during both periods is attributable to the redeployment of a portion of mortgage-backed securities cash flows into corporate bonds and commercial paper. The decrease in weighted average yields in 2020 was principally attributable to lower three-month dollar London Interbank Offered Rates (“LIBOR”) when compared to the same periods in 2019.

Interest income on mortgage-backed securities decreased $553 thousand or 73.0% and $1.2 million or 71.2% for the three and six months ended December 31, 2020, respectively, when compared to the same periods in 2019. The decrease for the three months ended December 31, 2020 was primarily attributable to the $36.4 million decrease in the average balance of U.S. Government agency mortgage-backed securities and a 168 basis point decrease in the weighted average yield earned on these securities. The decrease for the six months ended December 31, 2020 was also primarily attributable to $26.8 million decline in the average balance of U.S. Government agency mortgage-backed securities and a 189 basis point decrease in the weighted average yield earned on these mortgage-backed securities, when compared to the same period in 2019. The decrease in the average balances of U.S. Government and agency private-label mortgage-backed securities during the three and six months ended December 31, 2020 was attributable to principal pay downs during the periods. The mortgage-backed securities proceeds during both periods were primarily used to fund purchases of floating rate corporate bonds in the investment portfolio and loan originations and purchases. The decrease in weighted average yields in 2020 was primarily attributable to lower one-month LIBOR when compared to the same periods in 2019.

Dividend income on FHLB stock decreased $83 thousand or 63.9% and $116 thousand or 46.0% for the three and six months ended December 31, 2020, respectively, when compared to the same periods in 2019. The change in dividends on FHLB stock for both the three and six months ended December 31, 2020 was primarily attributable to lower average balances of FHLB stock held of $3.7 million and $2.1 million, respectively, when compared to the same periods in 2019.

Interest income on bank certificates of deposit decreased $11 thousand and $20 thousand for the three and six months ended December 31, 2020, respectively, when compared to the same period in 2019. The decreases in both periods of 2020 were primarily attributable to decreases in the average portfolio balances of certificates of deposit of approximately $1.5 million for the quarter ended December 31, 2020 and $1.1 million for the six months ended December 31, 2020, compared to the same periods of the prior year.

Interest Expense. Interest paid on FHLB variable-rate long-term advances and FHLB short-term advances decreased by $433 thousand and $283 thousand, respectively, for the three months ended December 31, 2020, when compared to the same period in 2019. For the three months ended December 31, 2020, the decrease in interest expense on the FHLB variable-rate long-term advances was principally due a $60 million decrease in the average balance of advances outstanding, when compared to the same period in 2019. The decrease in interest expense on FHLB short-term advances for the three months ended December 31, 2020 reflects $32.2 million decrease in the average balance of FHLB short-term advances outstanding and a reduction in market interest rates of 163 basis points, when compared to the same period in 2019.

For the six months ended December 31, 2020, interest expense on both FHLB long-term variable and FHLB short-term advances decreased by $875 thousand or 90.5% and $553 thousand or 90.2%, respectively, when compared to the same period in 2019. During the six months ended December 31, 2020, the lower levels of interest expense on the FHLB variable-rate long-term advances compared to the same period of 2019 was principally the result of a $29.3 million reduction in the average balances of advances outstanding as well as a 195 basis point decline in the market interest rate paid. The reduction in Interest expense on FHLB short-term borrowings during the six months ended December 31, 2020 was primarily due to a decrease of $24.2 million in the average balance of advances outstanding, when compared to the same period of 2019.

Interest expense on deposits decreased $140 thousand or 60.3% and $286 thousand or 59.3% for the three and six months ended December 31, 2020, respectively, when compared to the same periods in 2019. The decrease in interest expense on deposits for the three months ended December 31, 2020 was primarily attributable to a 96 basis point decrease in the weighted average rate paid on time deposits and a $15.8 million decrease in the average balance of time deposits, when compared to the same period in 2019. For the six months ended December 31, 2020, the $286 thousand decrease in interest expense was primarily due to a 113 basis point decrease in the weighted average rate paid on time deposits and a $7.4 million decrease in the average balance of the time deposits, when compared to the same period in 2019. The decreases in the average balances of time deposits for both the three and six months ended December 31, 2020, were primarily attributable to higher levels of short-term brokered deposits when compared to the same periods of 2019. From time to time the Company uses brokered deposits to fund investment purchases or as an alternative to FHLB borrowings if the cost of such deposits is less than other wholesale funding options.

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

For the three months ended December 31, 2020, the provision for loan losses was the same as in the three months ended December 31, 2019. During the six months ending December 31, 2020, the allowance for loan losses (“ALLL”) increased $11 thousand. During the six month period ending December 31, 2020, there was a credit to the allowance for loan losses (“ALLL”) of $7 thousand compared to a credit of $18 thousand during the same period of 2019.

At December 31, 2020, the Company’s total allowance for loan losses amounted to $611 thousand or 0.68% of the Company’s total loan portfolio, as compared to $618 thousand or 0.68% at June 30, 2020. At December 31, 2020 and June 30, 2020, the Company had no non-performing loans.

Non-Interest Income. Non-interest income decreased $19 thousand or 15.6% for the three months ended December 31, 2020, when compared to the same period in 2019. The decrease in total non-interest income was primarily the result of an $11 thousand decrease in service charges on deposit accounts and lower gains on the sale of investment securities of $21 thousand during the quarter ended December 31, 2020, when compared to the same quarter of the prior year. Partially offsetting these decreases was the absence of other than temporary impairment losses for the three months ended December 31, 2020 compared to a $16 thousand other than temporary impairment loss on the private label mortgage-backed securities (PLMBS) portfolio during the three months ended December 31, 2019.

For the six months ended December 31, 2020, non-interest income decreased $18 thousand or 7.8%, when compared to the same period in 2019. The decrease in non-interest income was primarily attributable to lower charges on deposit accounts in the December 2020 period compared to the prior year period.

Non-Interest Expense. Non-interest expense increased $6 thousand or 1.0% for the three months ended December 31, 2020, when compared to the same period in 2019. The increase in non-interest expense was primarily attributable to an increase of $27 thousand in federal deposit insurance expense, an increase of $13 thousand in equipment related expenses, a $9 thousand increase in data processing expense, and a $7 thousand increase in other operating expenses, which were partially offset by a $50 thousand decrease in charitable contribution expenses during the three months ended December 31, 2020 compared to the same period of 2019. The increase in federal deposit insurance expense for the three month period was the result of the absence of the Small Bank Assessment Credits applied by the Federal Deposit Insurance Corporation (“FDIC”).

Non-interest expense increased $39 thousand or 2.3% for the six months ended December 31, 2020, when compared to the same period in 2019. This $39 thousand increase was primarily attributable to higher occupancy and equipment related expenses of $19 thousand, a $14 thousand increase in employee compensation and benefits, an $11 thousand increase in data processing expenses and a $77 thousand increase in federal deposit insurance expense as a result of the absence of the Small Bank Assessment Credits applied by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provided small banks (those with consolidated assets of less than $10 billion) assessment credits after the Deposit Insurance Fund ratio reached, and remained at 1.38 percent. The Savings Bank had no remaining credits as of December 31, 2020. Partially offsetting these increases in non-interest expenses was a decrease of $50 thousand in charitable contribution expenses and a $32 thousand decrease on the provision for off-balance sheet items relating to lower balances of unfunded mortgage loan commitments during the six months ended December 31, 2020, when compared to the same period in 2019.

Income Tax Expense. Income tax expense decreased $71 thousand and $205 thousand for the three and six months ended December 31, 2020, respectively, when compared to the same periods in 2019. The decreases for both periods ended December 31, 2020, were primarily due to lower levels of taxable income when compared to the same periods of 2019.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $418 thousand during the six months ended December 31, 2020. Net cash provided by operating activities was primarily comprised of net income of $775 thousand which was partially offset by a $377 thousand decrease in prepaid/accrued income taxes.

Primary sources of funds during the six months ended December 31, 2020 included proceeds from repayments of investment securities and mortgage-backed securities in the held-to-maturity portfolio totaling $750 thousand and $38.7 million, respectively, proceeds from repayments of investment securities in the available-for-sale portfolio totaling $31.8 million, $3.0 million of proceeds on sales of investment securities available for sale and repayments of loans in excess of originations of $8.7 million and $1.1 million of proceeds from maturing certificates of deposit. Funds provided by investing activities totaled $41.4 million during the six months ended December 31, 2020. Primary uses of funds during this period were purchases of investment securities available for sale totaling $35.8 million and purchases of loans totaling $8.0 million.

Funds used for financing activities totaled $41.0 million for the six months ended December 31, 2020. The primary uses were a $65 million decrease in FHLB long-term advances, a $5.4 million decrease in certificates of deposit, a $733 thousand decrease in advance payments by borrowers for taxes and insurance and $349 thousand in cash dividends paid on the Company’s common stock, which were partially offset by increases in FHLB short-term borrowings of $33.5 million and transactions and savings accounts totaling $3.0 million. The decrease in certificates of deposits was largely due to the repayment of $3.7 million of wholesale time deposits. Management believes that a significant portion of our local maturing deposits will remain with the Company. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings, and wholesale time deposits. Certificates of deposit scheduled to mature in one year or less at December 31, 2020 totaled $27.2 million including $6.2 million of maturing wholesale time deposits.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At December 31, 2020, total approved loan commitments outstanding were $700 thousand. At the same date, commitments under unused lines of credit amounted to $5.1 million and the unadvanced portion of construction loans approximated $2.6 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other wholesale funding sources, to provide the cash utilized in investing activities. The Company’s available for sale segment of the investment portfolio totaled $149.9 million at December 31, 2020. In addition the Company had $3.3 million in cash and cash equivalents and $847 thousand of certificates of deposit at December 31, 2020. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On January 25, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on February 18, 2021, to shareholders of record at the close of business on February 08, 2021. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

The Company’s ratio of Tier 1 capital to risk weighted assets, common equity Tier 1 capital to risk weighted assets and total capital to risk weighted assets were 19.37%, 19.37%, and 19.69%, respectively, at December 31, 2020. The Company’s ratio of Tier 1 capital to average total assets was 11.75% at June 30, 2020.

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

The Company had no nonperforming assets at December 31, 2020 or at June 30, 2020.

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

During the fiscal years 2014 - 2020 and into fiscal year 2021, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve, continued above normal levels of monetary accommodation including quantitative easing and targeted asset purchase programs. The desired outcomes of these programs are to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.

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

	December 31,	June 30,
	2020	2020	2019
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$229,336	$289,076	$282,429
Interest-bearing liabilities maturing or repricing within one year	179,839	218,272	219,916

Interest sensitivity gap	$49,497	$70,804	$67,513

Interest sensitivity gap as a percentage of total assets	15.59%	19.83%	18.97%
Ratio of assets to liabilities maturing or repricing within one year	127.52%	132.44%	131.41%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at December 31, 2020. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$42,184	$42,315	$42,301	$50,412	$61,327	$60,082	$29,967
% of Total Assets	13.3%	13.3%	13.3%	15.9%	19.3%	18.9%	9.4%
Base Case Up 100 bp
Cumulative Gap ($’s)	$43,522	$44,796	$46,902	$57,824	$69,631	$67,893	$27,967
% of Total Assets	13.7%	14.1%	14.8%	18.2%	21.9%	21.4%	9.4%
Base Case No Change
Cumulative Gap ($’s)	$44,484	$46,479	$49,496	$61,420	$73,184	$70,618	$29,967
% of Total Assets	14.0%	14.6%	15.6%	19.3%	23.1%	22.2%	9.4%
Base Case Down 100 bp
Cumulative Gap ($’s)	$44,383	$46,353	$49,555	$61,703	$73,518	$70,914	$29,967
% of Total Assets	14.0%	14.6%	15.6%	19.4%	23.2%	22.3%	9.4%
Base Case Down 200 bp
Cumulative Gap ($’s)	$44,408	$46,415	$49,723	$61,988	$73,833	$71,166	$29,967
% of Total Assets	14.0%	14.6%	15.7%	19.5%	23.3%	22.4%	9.4%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2020. This analysis was done assuming that the interest-earning assets will average approximately $306 million and $306 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at December 31, 2020. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	December 31, 2021					December 31, 2022
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-17.0%	-12.0%	—	6.9%	14.4%	-34.1%	-23.8%	—	13.4%	26.3%
Return on average equity	1.43%	1.92%	3.09%	3.76%	4.48%	-0.57%	0.43%	2.63%	3.83%	4.96%
Return on average assets	0.17%	0.23%	0.38%	0.46%	0.55%	-0.07%	0.05%	0.32%	0.48%	0.62%
Market value of equity (in thousands)	$44,618	$41,921	$42,855	$45,092	$46,986

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at December 31, 2020. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2020.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and land development loans	$2,560
Undisbursed lines of credit	$5,123
Loan origination commitments	$700
Letters of credit	$—

$8,383

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2020, the Savings Bank had no performance standby letters of credit outstanding. In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.	CONTROLS AND PROCEDURES

As of December 31, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

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

During the quarter ended December 31, 2020, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended December 31, 2020.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)
10/01/20 – 10/31/20	—	—	—	87,305
11/01/20 – 11/30/20	—	—	—	87,305
12/01/20 – 12/31/20	—	—	—	87,305
Total	—	—	—	87,305

(1)	All shares indicated were purchased under the Company’s reopened Twelfth Stock Repurchase Program.
(2)	Twelfth Stock Repurchase Program

(a) Announced March 24, 2020.

(b) 100,000 common shares approved for repurchase.

(c) No fixed date of expiration.

(d) This program has not expired and has 87,305 of shares remaining to be purchased at December 31, 2020.

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

WVS FINANCIAL CORP.

February 12, 2021	BY:	/s/ David J. Bursic
Date		David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

February 12, 2021	BY:	/s/ Linda K. Butia
Date		Linda K. Butia Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)