Form 10-Q
period 2021-03-31
WVS FINANCIAL CORP
filed 2021-05-14
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Shares outstanding as of May 07, 2021: 1,902,690 shares Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2021	June 30, 2020
Assets
Cash and due from banks	$1,892	$2,488
Interest-earning demand deposits	2,088	12

Total cash and cash equivalents	3,980	2,500

Certificates of deposit	350	1,840
Investment securities available-for-sale (amortized cost of $150,003 and $148,271)	150,636	147,639
Investment securities held-to-maturity (fair value of $2,859 and $3,622)	2,745	3,495
Mortgage-backed securities held-to-maturity (fair value of $58,316 and $96,649)	58,453	97,106
Net loans receivable (allowance for loan losses of $603 and $618)	86,300	91,032
Accrued interest receivable	762	744
Federal Home Loan Bank (FHLB) stock, at cost	4,849	6,564
Premises and equipment, net	653	574
Bank owned life insurance	4,992	4,907
Deferred tax assets, net	254	548
Other assets	259	152

TOTAL ASSETS	$314,233	$357,101

Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$25,228	$22,657
Interest-earning checking accounts	27,499	25,075
Savings accounts	47,781	44,541
Money market accounts	21,243	21,743
Certificates of deposit	31,783	35,063
Advance payments by borrowers for taxes and insurance	1,680	2,256

Total deposits	155,214	151,335
Federal Home Loan Bank advances: short-term	82,093	59,159
Federal Home Loan Bank advances: long-term – fixed rate	10,000	15,000
Federal Home Loan Bank advances: long-term – variable rate	25,000	85,000
Other short-term borrowings	1,200	7,000
Accrued interest payable	161	487
Other liabilities	2,059	2,207

TOTAL LIABILITIES	275,727	320,188

Stockholders’ equity:
Preferred stock: 5,000,000 shares, no par value per share, authorized; none issued	—	—
Common stock: 10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued	38	38
Additional paid-in capital	21,588	21,577
Treasury stock: 1,902,946 and 1,898,932 shares at cost, respectively	(28,827)	(28,775)
Retained earnings, substantially restricted	47,106	46,590
Accumulated other comprehensive (loss) income	454	(556)
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,853)	(1,961)

TOTAL STOCKHOLDERS’ EQUITY	38,506	36,913

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$314,233	$357,101

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$753	$875	$2,422	$2,629
Investment securities	370	941	1,205	3,018
Mortgage-backed securities	149	685	623	2,327
Certificates of deposit	3	7	13	38
Interest-earning demand deposits	—	1	—	3
FHLB Stock	38	131	174	383

Total interest and dividend income	1,313	2,640	4,437	8,398

INTEREST EXPENSE:
Deposits	61	224	257	705
Federal Home Loan Bank advances – long-term – fixed rate	76	116	269	342
Federal Home Loan Bank advances – long-term – variable rate	19	402	111	1,376
Federal Home Loan Bank advances – short-term	25	247	85	860
Other short-term borrowings	—	1	1	1

Total interest expense	181	990	723	3,284

NET INTEREST INCOME	1,132	1,650	3,714	5,114
(CREDIT) PROVISION FOR LOAN LOSSES	(8)	(7)	(15)	(25)

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,140	1,657	3,729	5,139

NON-INTEREST INCOME:
Service charges on deposits	22	25	63	85
Earnings on Bank Owned Life Insurance	28	29	85	89
Investment securities gains	56	—	93	32
Other than temporary impairment losses	—	(32)	(13)	(50)
Portion of loss recognized in other comprehensive income	—	—	—	—

Net impairment loss recognized in earnings	—	(32)	(13)	(50)
ATM fee income	35	38	109	116
Other	11	10	30	30

Total non-interest income	152	70	367	302

NON-INTEREST EXPENSE:
Salaries and employee benefits	632	559	1,726	1,638
Occupancy and equipment	71	63	208	183
Data processing	60	55	181	164
Correspondent bank service charges	10	7	29	25
Federal deposit insurance premium	8	9	62	(14)
ATM network expense	21	24	64	64
Other	134	167	422	541

Total non-interest expense	936	884	2,692	2,601

INCOME BEFORE INCOME TAXES	356	843	1,404	2,840
INCOME TAX EXPENSE	91	218	363	695

NET INCOME	$265	$625	$1,041	$2,145

EARNINGS PER SHARE:
Basic	$0.15	$0.35	$0.59	$1.21
Diluted	$0.15	$0.35	$0.59	$1.21
AVERAGE SHARES OUTSTANDING:
Basic	1,751,849	1,771,722	1,749,739	1,772,918
Diluted	1,751,849	1,771,722	1,749,739	1,772,918

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
NET INCOME	$265	$625	$1,041	$2,145
OTHER COMPREHENSIVE INCOME (LOSS)
Investment securities available for sale not other-than-temporarily impaired:
Gains (losses) arising during the year	(19)	(6,961)	1,358	(6,518)
Less: Income tax effect	4	1,462	(285)	1,370

	(15)	(5,499)	1,073	(5,148)

Gains recognized in earnings	(56)	—	(93)	(32)
Less: Income tax effect	12	—	20	7

	(44)	—	(73)	(25)
Unrealized holdings gains (losses) on securities available for sale not other-than-temporarily impaired, net of tax	(59)	(5,499)	1,000	(5,173)

Investment securities held to maturity other-than-temporarily impaired:
Total losses	—	32	13	50
Losses recognized in earnings	—	32	13	50

Gains (losses) recognized in comprehensive income	—	—	—	—
Income tax effect	—	—	—	—

	—	—	—	—
Accretion of other comprehensive loss on other-than-temporarily impaired securities held to maturity	4	4	12	12
Less: Income tax effect	(1)	(1)	(2)	(3)

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	3	3	10	9

Other comprehensive income (loss)	(56)	(5,496)	1,010	(5,164)

COMPREHENSIVE INCOME (LOSS)	$209	$(4,871)	$2,051	$(3,019)

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Total
Balance December 31, 2020	$38	$21,581	$(28,827)	$47,016	$510	$(1,891)	$38,427
Net income				265			265
Other comprehensive loss					(56)		(56)
Amortization of unallocated ESOP shares		7				38	45
Cash dividends declared ($0.10 per share)				(175)			(175)

Balance March 31, 2021	$38	$21,588	$(28,827)	$47,106	$454	$(1,853)	$38,506

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Shares	Total
Balance June 30, 2020	$38	$21,577	$(28,775)	$46,590	$(556)	$(1,961)	$36,913
Net income				1,041			1,041
Other comprehensive income					1,010		1,010
Purchase of treasury stock (4,014 shares)			(52)				(52)
Amortization of unallocated ESOP shares		11				108	119
Cash dividends declared ($0.30 per share)				(525)			(525)

Balance March 31, 2021	$38	$21,588	$(28,827)	$47,106	$454	$(1,853)	$38,506

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance December 31, 2019	$38	$21,568	$(28,382)	$45,973	$347	$(2,031)	$37,513
Net income				625			625
Other comprehensive loss					(5,496)		(5,496)
Purchase of treasury stock (16,801 shares)			(234)				(234)
Amortization of unallocated ESOP Shares		7				35	42
Cash dividends declared ($0.10 per share)				(178)			(178)

Balance March 31, 2020	$38	$21,575	$(28,616)	$46,420	$(5,149)	$(1,996)	$32,272

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive Loss	Unallocated ESOP Shares	Total
Balance June 30, 2019	$38	$21,550	$(28,269)	$44,807	$15	$(2,092)	$36,049
Net income				2,145			2,145
Other comprehensive loss					(5,164)		(5,164)
Purchase of treasury stock (24,276 shares)			(347)				(347)
Amortization of unallocated ESOP shares		25				96	121
Cash dividends declared ($0.30 per share)				(532)			(532)

Balance March 31, 2020	$38	$21,575	$(28,616)	$46,420	$(5,149)	$(1.996)	$32,272

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$1,041	$2,145
Adjustments to reconcile net income to cash provided by operating activities:
(Credit) provision for loan losses	(15)	(25)
Depreciation	53	26
Gains on sale of investment securities	(93)	(32)
Net impairment loss recognized in earnings	13	50
Amortization of discounts, premiums and deferred loan costs, net	208	85
Amortization of unallocated ESOP shares	119	121
Deferred income taxes	26	104
(Decrease) increase in prepaid/accrued income taxes	(280)	226
Earnings on bank owned life insurance	(85)	(89)
(Increase) decrease in accrued interest receivable	(18)	174
Decrease in accrued interest payable	(326)	(162)
Increase in deferred director compensation payable	40	40
Other, net	(12)	(32)

Net cash provided by operating activities	671	2,631

INVESTING ACTIVITIES
Available-for-sale:
Purchases of investment securities	(70,843)	(45,268)
Proceeds from repayments of investments	60,797	3,980
Proceeds from sale of investment securities	8,082	9,055
Held-to-maturity:
Proceeds from repayments of investments	750	500
Purchases of mortgage-backed securities	(13,163)	—
Proceeds from repayments of mortgage-backed securities	51,835	5,996
Purchase of certificates of deposit	(100)	(2,334)
Maturities/redemptions of certificates of deposit	1,590	2,585
Purchase of loans	(7,950)	(8,056)
Net decrease in net loans receivable	12,792	8,083
Purchase of FHLB stock	(12,058)	(5,420)
Redemption of FHLB stock	13,773	5,541
Acquisition of premises and equipment	(132)	(215)

Net cash provided by (used for) investing activities	45,373	(25,553)

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	March 31,
	2021	2020
FINANCING ACTIVITIES
Net increase (decrease) in transaction and savings accounts	$7,735	$(2,183)
Net (decrease) increase in certificates of deposit	(3,280)	9,488
Net decrease in advance payments by borrowers for taxes and insurance	(576)	(285)
Repayments of FHLB long-term advances – fixed rate	(5,000)	—
Repayments of FHLB long-term advances – variable rate	(60,000)	—
Net decrease in other short-term borrowings	(5,800)	24,800
Net increase (decrease) in FHLB short-term advances	22,934	(10,026)
Purchase of treasury stock	(52)	(347)
Cash dividends paid	(525)	(532)

Net cash (used for) provided by financing activities	(44,564)	20,915

Increase (decrease) in cash and cash equivalents	1,480	(2,007)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,500	4,379

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,980	$2,372

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$1,049	$3,446
Income taxes	$653	$461
Non-cash items:
Educational Improvement Tax Credit	$—	$45

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP).    However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2021, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, loan modifications deemed to be COVID-19 related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. As of March 31, 2021, the number of loans in deferral totaled 12 with an aggregate balance of $4.7 million and an aggregate appraised value of $10.1 million. Effective July 1, 2020 these loans were given a twelve month catch-up period to repay any previously due deferred amounts. As of March 31, 2021 all of these loans were current with the terms of their deferral agreements.

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

4.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Weighted average common shares issued	3,805,636	3,805,636	3,805,636	3,805,636
Average treasury stock shares	(1,902,946)	(1,872,228)	(1,902,562)	(1,868,532)
Average unallocated ESOP shares	(150,841)	(161,686)	(153,335)	(164,186)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,751,849	1,771,722	1,749,739	1,772,918
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,751,849	1,771,722	1,749,739	1,772,918

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

5.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of investments are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
March 31, 2021
AVAILABLE FOR SALE
Corporate debt securities	$117,155	$505	$(36)	$117,624
Foreign debt securities [1]	32,115	186	(14)	32,287
Obligations of states and political subdivisions	733	—	(8)	725

Total	$150,003	$691	$(58)	$150,636

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
March 31, 2021
HELD TO MATURITY
Obligations of states and political subdivisions	$2,745	$114	$—	$2,859

Total	$2,745	$114	$—	$2,859

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
June 30, 2020
AVAILABLE FOR SALE
Corporate debt securities	$115,710	$163	$(774)	$115,099
Foreign debt securities [1]	32,561	42	(63)	32,540

Total	$148,271	$205	$(837)	$147,639

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
June 30, 2020
HELD TO MATURITY
Obligations of states and political subdivisions	$3,495	$127	$—	$3,622

Total	$3,495	$127	$—	$3,622

[1]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

Proceeds from sales of investments during the nine month period ending March 31, 2021 were $8.1 million and the Company recorded gross realized investment gains of $93 thousand during this same period. During the quarter ended March 31, 2021, the company received proceeds from sales of investment securities of $1.0 million and recorded gross realized investment gains of $56 thousand.

Proceeds from sales of investments during the nine month period ending March 31, 2020 were $9.1 million and the Company recorded gross realized investment gains of $32 thousand during this same period. There were no sales of investment securities during the quarter ended March 31, 2020.

The amortized cost and fair values of debt securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in	Due after	Due after
	one year	one through	five through	Due after
	or less	five years	ten years	ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$37,906	$111,626	$471	$—	$150,003
Fair value	38,002	112,169	465	—	150,636
HELD TO MATURITY
Amortized cost	$540	$2,205	$—	$—	$2,745
Fair value	548	2,311	—	—	2,859

At March 31, 2021, investment securities with amortized costs of $2.8 million and fair values of $2.9 million were pledged to secure borrowings with the Federal Home Loan Bank (“FHLB”).

As of March 31, 2021, investment securities with amortized costs of $42.2 million and fair values of $42.6 million were pledged to secure borrowings with the Federal Reserve Bank of Cleveland (“FRBC”).

Of the investment securities pledged, $41.0 million of amortized costs, and $41.4 million of fair value was excess collateral at the FRBC. Excess collateral is used to support future borrowings and may be withdrawn at any time.

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

At March 31, 2021, the Company’s Agency CMOs totaled $58.0 million as compared to $96.5 million at June 30, 2020. The Company’s private-label CMOs totaled $456 thousand at March 31, 2021 as compared to $618 thousand at June 30, 2020. The $38.5 million decrease in the CMO segment of our MBS portfolio was primarily due to repayments on our Agency and private-label CMOs which totaled $51.7 million and $161 thousand, respectively. At March 31, 2021 and June 30, 2020, the Company’s MBS portfolio, including CMOs, were comprised of adjustable or floating rate investments. All of the Company’s floating rate MBSs adjust monthly based upon changes in the one-month LIBOR. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO tranches, the actual maturities of the Company’s MBSs are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for private-label CMOs and there can be no assurance that any secondary market for private-label CMOs will develop. During the three months ended March 31, 2021, the Company recorded no additional credit impairment charges on its private-label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the private-label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s private-label CMO portfolio as of March 31, 2021. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At March 31, 2021
		Rating			Amortized Cost	Fair Value[2]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	NR	WR	D	$279	$306	$271
126694KF4	CWHL SER 24 A15	NR	NR	D	130	155	180
126694MP0	CWHL SER 26 1A5	NR	NR	WD	47	53	48

					$456	$514	$499

[2]	Fair value estimate provided by the Company’s independent third party valuation consultant.

The amortized cost, gross unrealized gains and losses, and fair values of the Company’s mortgage-backed securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
March 31, 2021
HELD TO MATURITY
Collateralized mortgage obligations:
Agency	$57,997	$245	$(440)	$57,802
Private-label	456	58	—	514

Total	$58,453	$303	$(440)	$58,316

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
June 30, 2020
HELD TO MATURITY
Collateralized mortgage obligations:
Agency	$96,488	$486	$(932)	$96,042
Private-label	618	3	(14)	607

Total	$97,106	$489	$(946)	$96,649

The amortized cost and fair value of the Company’s mortgage-backed securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in	Due after	Due after
	one year	one through	five through	Due after
	or less	five years	ten years	ten years	Total
	(Dollars in Thousands)
HELD TO MATURITY
Amortized cost	$—	$60	$—	$58,393	$58,453
Fair value	—	61	—	58,255	58,316

At March 31, 2021, mortgage-backed securities with amortized costs of $48.0 million and fair values of $47.8 million were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $104 thousand of fair value was excess collateral. At June 30, 2020 mortgage-backed securities with an amortized cost of $96.5 million and fair values of $96.0 million, were pledged to secure public deposits and borrowings with the FHLB. Of the mortgage-backed securities pledged, $10.0 million of fair value was excess collateral at the FHLB. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

7.	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)

The following tables present the changes in accumulated other comprehensive gain (loss) by component, for the three and nine months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – December 31, 2020	$561	$(51)	$510
Other comprehensive (loss) income before reclassifications	(15)	3	(12)
Amounts reclassified from accumulated other comprehensive loss	(44)	—	(44)

Net current-period other comprehensive (loss) income	(59)	3	(56)

Ending Balance – March 31, 2021	$502	$(48)	$454

	Nine Months Ended March 31, 2021
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – June 30, 2020	$(499)	$(57)	$(556)
Other comprehensive (loss) income before reclassifications	1,073	10	1,083
Amounts reclassified from accumulated other comprehensive loss	(73)	—	(73)

Net current-period other comprehensive (loss) Income	1,000	10	1,010

Ending Balance – March 31, 2021	$501	$(47)	$454

	Three Months Ended March 31, 2020
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – December 31, 2019	$411	$(64)	$347
Other comprehensive income before reclassifications	(5,499)	3	(5,496)
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current-period other comprehensive income	(5,499)	3	(5,496)

Ending Balance – March 31, 2020	$(5,088)	$(61)	$(5,149)

	Nine Months Ended March 31, 2020
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – June 30, 2019	$85	$(70)	$15
Other comprehensive income (loss) before reclassifications	(5,148)	9	(5,139)
Amounts reclassified from accumulated other comprehensive loss	(25)	—	(25)

Net current-period other comprehensive (loss) Income	(5,173)	9	(5,164)

Ending Balance – March 31, 2020	$(5,088)	$(61)	$(5,149)

8.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2021 and June 30, 2020.

	March 31, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in Thousands)
Corporate debt securities	$19,100	$(34)	$3,818	$(2)	$22,918	$(36)
Foreign debt securities [1]	5,604	(14)	—	—	$5,604	(14)
Obligations of states and political subdivisions	$733	$(8)	—	—	$733	(8)
Collateralized mortgage obligations	—	—	21,898	(440)	21,898	(440)

Total	$25,437	$(56)	$25,716	$(442)	$51,153	$(498)

	June 30, 2020
	Less Than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in Thousands)
Corporate debt securities	$50,115	$(509)	$8,550	$(265)	$58,665	$(774)
Foreign debt securities[1]	13,970	(63)	—	—	13,970	(63)
Collateralized mortgage obligations	13,782	(348)	26,919	(598)	40,701	(946)

Total	$77,867	$(920)	$35,469	$(863)	$113,336	$(1,783)

[1]	U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
	(Dollars in Thousands)
Beginning balance	$324	$242	$311	$248
Initial credit impairment	—	—	—	—
Subsequent credit impairment	—	32	13	50
Reductions for amounts recognized in earnings due to intent or requirement to sell	—	—	—	—
Reductions for securities sold	—	—	—	—
Reduction for actual realized recoveries (losses)	(2)	4	(2)	(20)
Reduction for increase in cash flows expected to be collected	—	—	—	—

Ending Balance	$322	$278	$322	$278

During the three months ended March 31, 2021, the Company recorded no additional credit impairment charge and no non-credit unrealized holding losses to accumulated other comprehensive income. During the three and nine months ended March 31, 2021, the Company accreted back into other comprehensive income $4 thousand and $12 thousand, respectively (net of income tax effect of $1 thousand and $2 thousand, respectively), based on principal repayments on private-label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the March 31, 2021 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

The Company had investments in 29 positions that were impaired at March 31, 2021. Based on its analysis, management has concluded that three private-label CMOs are other-than-temporarily impaired, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of March 31, 2021 and June 30, 2020.

	March 31, 2021			June 30, 2020
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$72 612	$—	$72,612	$78,077	$—	$78,077
Construction	2,727	—	2,727	1,.868	—	1,868
Land acquisition & development	666	—	666	446	—	446
Multi-family dwellings	3,536	—	3,536	3,755	—	3,755
Commercial	4,046	—	4,046	4,132	—	4,132
Consumer loans
Home equity	1,329	—	1,329	1,137	—	1,137
Home equity lines of credit	1,642	—	1,642	1,729	—	1,729
Other	28	—	28	79	—	79
Commercial loans	—	—	—	11	—	11

	$86,586	$—	$86,586	$91,234	$—	$91,234

Plus: Deferred loan costs	317			416
Allowance for loan losses	(603)			(618)

Total	$86,300			$91,032

Impaired loans are loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The following loan categories are collectively evaluated for impairment, First mortgage loans: 1-4 family dwellings and all consumer loan categories (home equity, home equity lines of credit, and other). The following loan categories are individually evaluated for impairment, First mortgage loans: construction, land acquisition and development, multi-family dwellings, and commercial. The Company evaluates commercial loans not secured by real property individually for impairment.

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

At March 31, 2021 and June 30, 2020 there were no loans considered to be impaired and no nonaccrual loans. During the nine months ended March 31, 2020, the Company’s one nonperforming asset consisting of a single-family real estate loan was discharged from bankruptcy and has been current since that time.

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
	(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$—	$—	$—	$62
Construction	—	—	—	—
Land acquisition & development	—	—	—	—
Commercial real estate	—	—	—	—
Home equity lines of credit	—	—	—	—

Total	$—	$—	$—	$62

Income that would have been recognized	$—	$—	$—	$8
Interest income recognized	$—	$—	$—	$8

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

During the three and nine months ended March 31, 2021 and March 31, 2020, there were no troubled debt restructurings, and no troubled debt restructurings that subsequently defaulted. See COVID-19 disclosures in NOTE 1 BASIS OF PRESENTATION.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at March 31, 2021, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2021 and June 30, 2020:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
	(Dollars in Thousands)
March 31, 2021
First mortgage loans:
1 – 4 family dwellings	$72,612	$—	$—	$—	$—	$—	$72,612
Construction	2,727	—	—	—	—	—	2,727
Land acquisition & development	666	—	—	—	—	—	666
Multi-family dwellings	3,536	—	—	—	—	—	3,536
Commercial	4,046	—	—	—	—	—	4,046
Consumer Loans:
Home equity	1,329	—	—	—	—	—	1,329
Home equity lines of credit	1,642	—	—	—	—	—	1,642
Other	28	—	—	—	—	—	28
Commercial Loans	—	—	—	—	—	—	—

	$86,586	$—	$—	$—	$—	$—	86,586

Plus: Deferred loan fees							317
Allowance for loan losses							(603)

Net Loans Receivable							$86,300

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
	(Dollars in Thousands)
June 30, 2020
First mortgage loans:
1 – 4 family dwellings	$78,077	$—	$—	$—	$—	$—	$78,077
Construction	1,868	—	—	—	—	—	1,868
Land acquisition & development	446	—	—	—	—	—	446
Multi-family dwellings	3,755	—	—	—	—	—	3,755
Commercial	4,132	—	—	—	—	—	4,132
Consumer Loans
Home equity	1,137	—	—	—	—	—	1,137
Home equity lines of credit	1,729	—	—	—	—	—	1,729
Other	79	—	—	—	—	—	79
Commercial Loans	11	—	—	—	—	—	11

	$91,234	$—	$—	$—	$—	$—	91,234

Plus: Deferred loan costs							416
Allowance for loan losses							(618)

Net Loans Receivable							$91,032

Credit quality information

The following tables represent credit exposure by internally assigned grades for the period ended March 31, 2021. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family dwellings, commercial real estate and commercial (not secured by real estate) loans at March 31, 2021 and June 30, 2020.

	March 31, 2021
	Construction	Land Acquisition & Development	Multi-family Residential	Commercial Real Estate	Commercial
	(Dollars in Thousands)
Pass	$2,727	$666	$3,536	$4,046	$—
Special Mention	—	—	—	—	—
Substandard	—	—	—	—	—
Doubtful	—	—	—	—	—

Ending Balance	$2,727	$666	$3,536	$4,046	$—

	June 30, 2020
	Construction	Land Acquisition & Development	Multi-family Residential	Commercial Real Estate	Commercial
	(Dollars in Thousands)
Pass	$1,868	$446	$3,755	$4,132	$11
Special Mention	—	—	—	—	—
Substandard	—	—	—	—	—
Doubtful	—	—	—	—	—

Ending Balance	$1,868	$446	$3,755	$4,132	$11

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended March 31, 2021 and June 30, 2020.

	March 31, 2021
	1 – 4 Family	Consumer
	(Dollars in Thousands)
Performing	$72,612	$2,999
Non-performing	—	—

Total	$72,612	$2,999

	June 30, 2020
	1 – 4 Family	Consumer
	(Dollars in Thousands)
Performing	$78,077	$2,945
Non-performing	—	—

Total	$78,077	$2,945

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

The Company had no unallocated loss allowance balances at March 31, 2021.

The allowance for loan losses (“ALLL”) represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management’s periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

The following tables summarize the primary segments of the ALLL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2021 and 2020. Activity in the allowance is presented for the three and nine months ended March 31, 2021 and 2020.

	For the three months ended March 31, 2021
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2020	$446	$34	$6	$25	$62	$36	$2	$611
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	(29)	22	5	—	(1)	(3)	(2)	(8)

Ending ALLL Balance at March 31, 2021	$417	$56	$11	$25	$61	$33	$—	$603

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	417	56	11	25	61	33	—	603

	$417	$56	$11	$25	$61	$33	$—	$603

	For the nine months ended March 31, 2021
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2020	$449	$38	$6	$26	$66	$32	$1	$618
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	(32)	18	5	(1)	(5)	1	(1)	(15)

Ending ALLL Balance at March 31, 2021	$417	$56	$11	$25	$61	$33	$—	$603

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	417	56	11	25	61	33	—	603

	$417	$56	$11	$25	$61	$33	$—	$603

	For the three months ended March 31, 2020
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2019	$398	$37	$4	$13	$45	$32	$1	$530
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	(2)	(5)	—	—	2	(2)	—	(7)

Ending ALLL Balance at March 31, 2020	$396	$32	$4	$13	$47	$30	$1	$523

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	396	32	4	13	47	30	1	523

	$396	$32	$4	$13	$47	$30	$1	$523

	For the nine months ended March 31, 2020
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2019	$405	$46	$10	$17	$37	$30	$3	$548
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provisions	(9)	(14)	(6)	(4)	10	—	(2)	(25)

Ending ALLL Balance at March 31, 2020	$396	$32	$4	$13	$47	$30	$1	$523

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	396	32	4	13	47	30	1	523

	$396	$32	$4	$13	$47	$30	$1	$523

During the three months ended March 31, 2021, the primary changes to the ALLL were comprised of a $29 thousand decrease attributable to 1-4 family loans and a $3 thousand decrease attributable to consumer loans which were partially offset by a $22 thousand increase attributable to construction loans. During the nine months ended March 31, 2021, the ALLL associated with 1-4 family and commercial real estate loans decreased by $32 thousand and $5 thousand, respectively, which was partially offset by increases in the ALLL for construction and land acquisition and development loans of $18 thousand and $5 thousand, respectively. The primary reason for the changes in the ALLL balance for both periods of 2021, in total, and within the identified segments are volume related changes in applicable loan balances.

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

10.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of March 31, 2021 and June 30, 2020.

			Weighted-	Stated interest
	Maturity range		average	rate range		March 31,	June 30,
Description	from	to	interest rate[3]	from	to	2021	2020
						(Dollars in Thousands)
Fixed	10/01/21	10/03/22	3.07%	3.04%	3.09%	$10,000	$15,000
Adjustable	10/01/21	10/01/21	0.30%	0.30%	0.30%	25,000	85,000

Total						$35,000	$100,000

Maturities of FHLB long-term advances at March 31, 2021, are summarized as follows:

Weighted-
Maturing During		Average
Fiscal Year Ended		Interest
June 30:	Amount	Rate
(Dollars in Thousands)
2021	$—	—
2022	30,000	0.75%
2023	5,000	3.09%
2024	—	—
2025	—	—
2026 and thereafter	—	—

Total	$35,000	1.09%

The advances are not convertible or callable. The FHLB advances are secured by the Company’s FHLB stock, mortgage-backed and investment securities, and loans, and are subject to substantial prepayment penalties.

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of March 31, 2021 and June 30, 2020:

	March 31,	June 30,
	2021	2020
	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$82,093	$59,159
Average balance	31,495	58,146
Maximum month-end balance	92,681	68,030
Average interest rate	0.36%	1.57%
Weighted-average rate	0.29%	0.39%

[3]	As of March 31, 2021

At March 31, 2021, the Company had remaining borrowing capacity with the FHLB of approximately $82 thousand.

The FHLB advances are secured by the Company’s FHLB stock, loans, and mortgage-backed and investment securities held in safekeeping at the FHLB. FHLB advances are subject to substantial prepayment penalties.

The Company also has a $5 million unsecured line of credit with a regional bank. Borrowings under this line of credit generally are repayable within seven days. At March 31, 2021, no borrowings were outstanding on this unsecured line.

11.	OTHER SHORT-TERM BORROWINGS

The Company also utilized other short-term borrowings comprised of FRBC discount window borrowings. FRBC discount window borrowings mature within 90 days and may be repaid prior to maturity without penalty, in whole or in part, plus accrued interest. The following table presents information regarding the FRBC borrowings as of March 31, 2021 and June 30, 2020:

FRBC Discount Window Borrowings:

	March 31,	June 30,
	2021	2020
	(Dollars in Thousands)
Ending balance	$1,200	$7,000
Average balance	608	2,592
Maximum month-end balance	5,875	24,800
Average interest rate	0.25%	0.25%
Weighted-average rate	0.25%	0.25%

12.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of March 31, 2021 and June 30, 2020, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2021
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$—	$117,624	$—	$117,624
Foreign debt securities (1)	—	32,287	—	32,287
Obligations of states and political subdivisions	—	725	—	725

	$—	$150,636	$—	$150,636

	June 30, 2020
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
Corporate securities	$—	$115,099	$—	$115,099
Foreign debt securities (1)	—	32,540	—	32,540

	$—	$147,639	$—	$147,639

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

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information. The Company had no Level I, Level II or Level III impaired loans at March 31, 2021 and June 30, 2020.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values are as follows:

	March 31, 2021
	Carrying	Fair
	Amount	Value	Level I	Level II	Level III
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$3,980	$3,980	$3,980	$—	$—
Certificates of deposit	350	350	350	—	—
Investment securities – held to maturity	2,745	2,869	—	2,869	—
Mortgage-backed securities – held to maturity:
Agency	57,997	57,802	—	57,802	—
Private-label	456	514	—	—	514
Net loans receivable	86,300	87,444	—	—	87,444
Accrued interest receivable	762	762	762	—	—
FHLB stock	4,849	4,849	4,849	—	—
Bank owned life insurance	4,992	4,992	4,992	—	—
FINANCIAL LIABILITIES
Deposits:
Non-interest earning checking	$25,228	$25,228	$25,228	$—	$—
Interest-earning checking	27,499	27,499	27,499	—	—
Savings accounts	47,781	47,781	47,781	—	—
Money market accounts	21,243	21,243	21,243	—	—
Certificates of deposit	31,783	32,253	—	—	32,253
Advance payments by borrowers for taxes and insurance	1,680	1,680	1,680	—	—
FHLB advances – fixed rate	10,000	9,771	—	—	9,771
FHLB advances – variable rate	25,000	25,000	25,000	—	—
FHLB short-term advances	82,093	82,093	82,093	—	—
Other short-term borrowings	1,200	1,200	1,200	—	—
Accrued interest payable	161	161	161	—	—

	June 30, 2020
	Carrying	Fair
	Amount	Value	Level I	Level II	Level III
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$2,500	$2,500	$2,500	$—	$—
Certificates of deposit	1,840	1,840	1,840	—	—
Investment securities – held to maturity	3,495	3,622	—	3,622	—
Mortgage-backed securities – held to maturity:
Agency	96,488	96,042	—	96,042	—
Private-label	618	607	—	—	607
Net loans receivable	91,032	98,700	—	—	98,700
Accrued interest receivable	744	744	744	—	—
FHLB stock	6,564	6,564	6,564	—	—
Bank owned life insurance	4,907	4,907	4,907	—	—
FINANCIAL LIABILITIES
Deposits:
Non-interest earning checking	$22,657	$22,657	$22,657	$—	$—
Interest-earning checking	25,075	25,075	25,075	—	—
Savings accounts	44,541	44,541	44,541	—	—
Money market accounts	21,743	21,743	21,743	—	—
Certificates of deposit	35,063	35,237	—	—	35,237
Advance payments by borrowers for taxes and insurance	2,256	2,256	2,256	—	—
FHLB advances – fixed rate	15,000	14,818	—	—	14,818
FHLB advances – variable rate	85,000	85,000	85,000	—	—
FHLB short-term advances	59,159	59,159	59,159	—	—
Other short-term borrowings	7,000	7,000	7,000	—	—
Accrued interest payable	487	487	487	—	—

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2021.

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

FINANCIAL CONDITION

The Company’s assets totaled $314.2 million at March 31, 2021, as compared to $357.1 million at June 30, 2020. The $42.9 million or 12.0% decrease in total assets was principally due to a $38.7 million decrease in mortgage-backed securities, a $4.7 million decrease in net loans receivable, a $1.7 million decrease in Federal Home Loan Bank (“FHLB”) stock and a $1.5 million decrease in certificates of deposits (“CDs”), partially offset by a $3.0 million increase in investment securities available-for-sale and a $1.5 million increase in cash and cash equivalents. The decrease in mortgage-backed securities was principally due to repayments of principal totaling $51.8 million which was partially offset by recent purchases of $13.2 million. The decrease in net loans receivable was primarily due to loan payoffs and the decrease in FHLB stock is associated with changes in the levels of the Company’s FHLB advances outstanding. The decrease in certificates of deposits was due to reinvestment of maturities into other investments with comparatively higher yields. The increase in securities available-for-sale was primarily the result of purchases of investment-grade corporate bonds and commercial paper totaling $41.3 million and $29.5 million, respectively, partially offset by securities sales of $8.1 million and $60.8 million of maturities and early issuer redemptions.

The Company’s total liabilities decreased $44.5 million or 13.9% to $275.7 million as of March 31, 2021 from $320.2 million as of June 30, 2020. The decrease in total liabilities was primarily comprised of a $65.0 million or 65.0% decrease in FHLB long-term advances and a $5.8 million decrease in Federal Reserve Bank (“FRB”) short-term borrowings, which was partially offset by a $22.9 million increase in FHLB short-term advances and a $3.9 million increase in deposit accounts. Transaction and savings accounts increased by $7.7 million as of March 31, 2021 from June 30, 2020 while certificates of deposits decreased by $3.3 million. Management believes that the increase in checking and savings accounts is partially due to COVID-19 stimulus payments and customers preference for more liquid deposit products due to the low market interest environment. See also Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

Total stockholders’ equity increased $1.6 million or 4.3% to $38.5 million as of March 31, 2021, from $36.9 million as of June 30, 2020. The increase in stockholders’ equity was primarily attributable to net income of $1.0 million and an increase in accumulated other comprehensive income of $1.0 million, which was partially offset by cash dividends paid totaling $525 thousand and the purchase of $52 thousand of Treasury shares. The increase in accumulated other comprehensive income was primarily the result of an unrealized gain on the Company’s available-for-sale investment portfolio.

RESULTS OF OPERATIONS

General. WVS Financial Corp. reported net income of $265 thousand or $0.15 per diluted share, for the three months ended March 31, 2021 as compared to $625 thousand or $0.35 per diluted share for the same period in 2020. The $360 thousand decrease in net income during the three months ended March 31, 2021 was primarily attributable to a $518 thousand decrease in net interest income and a $52 thousand increase in non-interest expense, which were partially offset by an $82 thousand increase in non-interest income and a $127 thousand decrease in income tax expense.

Net income for the nine months ended March 31, 2021 totaled $1.0 million or $0.59 per diluted share, as compared to $2.1 million or $1.21 per diluted share for the same period in 2020. The $1.1 million decrease in net income during the nine months ended March 31, 2021 was primarily attributable to a $1.4 million decrease in net interest income and a $91 thousand increase in non-interest expense, which were partially offset by an increase of $65 thousand in non-interest income and a decrease in income tax expense of $332 thousand, when compared to the same period of 2020.

Net Interest Income. The Company’s net interest income decreased by $518 thousand or 31.4% for the three months ended March 31, 2021, when compared to the same period in 2020. The decrease in net interest income was primarily attributable to a $1.3 million decrease in interest income, which was partially offset by an $809 thousand decrease in interest expense. The $1.3 million decrease in interest income during the three months ended March 31, 2021 was primarily attributable to lower average yields on the Company’s floating rate investment and mortgage-backed securities portfolios, Federal Home Loan Bank (“FHLB”) stock and loan portfolio along with lower average balances of mortgage-backed agency securities, FHLB stock and loans outstanding, when compared to the same period in 2020. The decline in interest expense was primarily attributable to lower average balances of FHLB advances outstanding and lower market rates paid on FHLB borrowings and time deposits, which were partially offset by higher average balances of wholesale time deposits during the three months ended March 31, 2021 compared to the same period of the prior year.

For the nine months ended March 31, 2021, net interest income decreased $1.4 million or 27.4% when compared to the same period in 2020. The decrease in net interest income was primarily attributable to a $4.0 million decrease in interest income, which was partially offset by a $2.6 million decrease in interest expense. The decrease in interest income for the nine months ended March 31, 2021 was primarily attributable to lower average yields on the Company’s floating rate investment and mortgage-backed securities, loans and FHLB stock, and lower average balances of mortgage-backed and investment securities and FHLB stock when compared to the same period in 2020. The decrease in interest expense was primarily attributable to lower average market rates paid on FHLB borrowings and time deposits during the nine months ended March 31, 2021, when compared to the same period of 2020.

Interest Income. Interest income on net loans receivable decreased $122 thousand or 13.9% and $207 thousand or 7.9% for the three and nine months ended March 31, 2021, respectively, when compared to the same periods in 2020. The decrease for the three and nine months ended March 31, 2021 was primarily attributable to lower average yields of 46 basis points and 29 basis points, respectively, on the average balance of net loans receivable when compared to the same periods in 2020. The decrease in the average balance of loans outstanding during the three and nine months ended March 31, 2021, was primarily attributable to loan repayments in excess of originations and purchases, when compared to the same periods in 2020.

Interest income on investment securities available-for-sale decreased $571 thousand or 60.7% and $1.8 million or 60.0% for the three and nine months ended March 31, 2021, respectively, when compared to the same periods in 2020. The decrease for the three months ended March 31, 2020 was primarily attributable to a 160 basis point decrease in the weighted average yield on investment securities, partially offset by a $6.0 million increase in the average balance of investment securities outstanding, when compared to the same period in 2020. The decrease for the nine months ended March 31, 2021 was primarily attributable to a decrease of 178 basis points in the weighted average yield on investment securities, partially offset by an $8.5 million increase in the average balance of investment securities outstanding, when compared to the same period in 2020. The increase in the average balance of investments available-for-sale outstanding during both periods is attributable to increased purchases of such securities funded with a combination of repayments of principal from the Company’s mortgage-backed securities portfolio. The decrease in weighted average yields in 2021 was principally attributable to lower one-month London Interbank Offered Rates (“LIBOR”) when compared to the same periods in 2020.

Interest income on mortgage-backed securities decreased $536 thousand or 78.3% and $1.7 million or 73.2% for the three and nine months ended March 31, 2021, respectively, when compared to the same periods in 2020. The decrease for the three months ended March 31, 2021 was primarily attributable to a 152 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities, as well as a $49.9 million decrease in the average balance of U.S. Government agency mortgage-backed securities, when compared to the same period in 2020 The decrease for the nine months ended March 31, 2021 was also primarily attributable to a 177 basis point decrease in the weighted average yield earned on U.S. Government agency mortgage-backed securities and a $34.4 million decline in the average balance of U.S. Government agency mortgage-backed securities, when compared to the same period in 2020. The decrease in the average balances of U.S. Government and agency private-label mortgage-backed securities during the three and nine months ended March 31, 2021 was attributable to principal paydowns during the periods. The mortgage-backed securities proceeds during both periods were primarily used to fund purchases of commercial paper and fixed rate corporate bonds in the investment portfolio and to pay down FHLB borrowings. The decrease in weighted average yields in 2021 was primarily attributable to lower three-month LIBOR when compared to the same periods in 2020.

Dividend income on FHLB stock decreased $93 thousand or 71.0% and $209 thousand or 54.6% for the three and nine months ended March 31, 2021, respectively, when compared to the same periods in 2020. The decrease for the three months ended March 31, 2020 was primarily attributable to a 278 basis point decrease in the weighted average yield earned and by a $3.7 million decrease in the average balance of FHLB stock held. The decrease for the nine months ended March 31, 2021 was primarily attributable to a 186 basis point decline in the weighted average yield earned and by a $2.7 million decrease in the average balance of FHLB stock held. The decrease in the average balance of FHLB stock for the three and nine months ended March 31, 2021, was primarily attributable to pay downs of FHLB advances when compared to the same periods in 2020.

Interest income on certificates of deposit decreased $4 thousand and $25 thousand for the three and nine months ended March 31, 2021, respectively, when compared to the same period in 2020. The decrease for the quarter ended March 31, 2021 was primarily the result of a $980 thousand decrease in the average portfolio balance of certificates of deposit and a 20 basis point decrease in the weighted average yield earned, when compared to the same period of 2020. The decrease in interest income on certificates of deposit during the nine months ended March 31, 2021, compared to the same period of the prior year, was the result of a $1.1 million decrease in the average portfolio as well as a 75 basis point decrease in the weighted average yield earned. Proceeds from maturing certificates were redeployed into comparatively higher yielding investment securities.

Interest Expense. Interest expense on deposits decreased $163 thousand or 72.8% for the three months ended March 31, 2021 due to a 152 basis point decrease in the weighted average rate paid on time deposits, partially offset by a $25.4 million increase in the average balance of time deposits and a $9.7 million increase in the average balance of interest-earning demand deposits, when compared to the same period in 2020. For the nine months ended March 31, 2021, the $448 thousand or 63.6% decrease in interest expense on deposits was primarily due to a 132 basis point decrease in the weighted average rate paid on time deposits partially offset by a $3.4 million increase in the average balance of time deposits outstanding, when compared to the same period of the prior year. The increase in the average balances of time deposits during both the three and nine months ended March 31, 2021 was primarily attributable to higher levels of short-term brokered deposits when compared to the same periods of 2020. From time to time the Company uses brokered deposits to fund investment purchases, or as an alternative to FHLB borrowings, if the cost of such deposits is less than other wholesale funding options.

Interest paid on FHLB variable-rate long term advances totaled $19 thousand, a decrease of $383 thousand for the three months ended March 31, 2021 when compared to the same period in 2020 primarily as the result of a decrease of $65.0 million in the average balance outstanding as well as a 159 basis point decline in the average rates paid. For the nine months ended March 31, 2021, interest expense on FHLB variable-rate long term advances totaled $111 thousand, a decrease of $1.3 million compared to the same period of the prior year. The $1.3 million decrease was primarily due to a $39.4 million decrease in the average balance outstanding as well as a 184 basis point decrease in the average rates paid during the nine month period ending March 31, 2021 compared to the same period of 2020. Interest paid on FHLB fixed-rate advances decreased by $40 thousand and $73 thousand, for the three and nine month periods ended March 31, 2021, respectively, when compared to the same periods of 2020. The reason for the decreases in both periods of 2021 was primarily due to lower average levels of fixed-rate long term FHLB advances outstanding.

Interest expense on short-term FHLB borrowings during the three and nine months ended March 31, 2021 totaled $25 thousand and $85 thousand, respectively, a decrease of $222 thousand and $775 thousand, respectively, compared to the same periods of 2020. The decrease for the quarter ended March 31, 2021 was due largely to a decrease of $31.5 million in the average balances of advances outstanding as well as a 126 basis point decrease in the weighted average rate paid, when compared to the same period of 2020. The decrease for the nine months ended March 31, 2021 was primarily due to a $26.6 million decrease in the average balance of these obligations, as well as a 161 basis point decrease in rates paid compared to the same period of 2020.

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

For the three months ended March 31, 2021, the provision for loan losses decreased by $1 thousand compared to the three months ended March 31, 2020. The decrease was primarily attributable to an $8 thousand credit provision in the three months ended March 31, 2021 as compared to a $7 thousand credit provision in the same period in 2020. During the nine months ending March 31, 2021, the credit provision for loan losses decreased $10 thousand. During the nine month period ending March 31, 2021, there was a credit to the allowance for loan losses (“ALLL”) of $15 thousand compared to a credit of $25 thousand during the same period of 2020. For both the three and nine month periods of 2021, the changes in the ALLL balances associated with our loan portfolio were driven by changes in the applicable loan balances and the addition of a COVID-19 qualitative reserve factor to the ALLL calculation.

At March 31, 2021, the Company’s total allowance for loan losses amounted to $603 thousand or 0.70% of the Company’s net loans receivable, as compared to $618 thousand or 0.68% at June 30, 2020. At March 31, 2021 and June 30, 2020, the Company had no non-performing loans.

Non-Interest Income. Non-interest income increased $82 thousand for the three months ended March 31, 2021, when compared to the same period in 2020. This increase was primarily attributable to a $56 thousand increase in investment securities gains and a decrease of $32 thousand in impairment charges related to the Company’s private label mortgage-backed portfolio, partially offset by a $3 thousand decrease in service charges on deposits and a $3 thousand decrease in automated teller machine (“ATM”) income.

For the nine months ended March 31, 2021, non-interest income increased $65 thousand, when compared to the same period in 2020. The increase in non-interest income for the nine months ended March 31, 2021 was primarily attributable to a $61 thousand increase in investment securities gains and a decrease of $37 thousand in impairment charges related to the Company’s private label mortgage-backed portfolio partially offset by a $22 thousand decrease in service charges on deposits, a $7 thousand decline in ATM fee income and a $4 thousand decrease in earnings on Bank-owned life insurance when compared to the nine months ended March 31, 2020.

Non-Interest Expense. Non-interest expense increased $52 thousand or 5.9% for the three months ended March 31, 2021, when compared to the same period in 2020. The increase in non-interest expense for the three months ended March 31, 2021 was primarily attributable to higher employee compensation and recruitment costs of $73 thousand and an $8 thousand increase in occupancy and equipment expense, which were partially offset by lower legal fees of $15 thousand and lower provisions for off balance sheet reserves on loan commitments outstanding of $14 thousand, when compared to the same period in 2020.

Non-interest expense increased $91 thousand or 3.5% for the nine months ended March 31, 2021, when compared to the same period in 2020. The increase in non-interest expense for the nine months ended March 31, 2021 was primarily attributable to higher employee compensation and recruitment costs of $88 thousand, higher occupancy and equipment related costs of $25 thousand and higher FDIC deposit insurance expense of $76 thousand, which were partially offset by lower legal fees of $21 thousand, lower provisions for off balance sheet reserves on loan commitments outstanding of $45 thousand and lower charitable contributions of $50 thousand, when compared to the same period in 2020. The increase in federal deposit insurance expense for the nine months ended March 31, 2021 was primarily the result of the absence of the Small Bank Assessment Credits applied by the Federal Deposit Insurance Corporation during the nine months ended March 31, 2020.

Income Tax Expense. Income tax expense decreased $127 thousand and $332 thousand for the three and nine months ended March 31, 2021, respectively, when compared to the same periods in 2020. The decreases for both periods ended March 31, 2021, were primarily due to lower levels of taxable income when compared to the same periods of 2020.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $671 thousand during the nine months ended March 31, 2021. Net cash provided by operating activities was primarily comprised of net income of $1.0 million, $208 thousand of net amortization of discounts, premiums and deferred loan costs and $53 thousand of depreciation, which were partially offset by a $326 thousand decrease in accrued interest payable and a $280 thousand decrease in accrued income taxes.

Funds provided by investing activities totaled $45.4 million during the nine months ended March 31, 2021. Primary sources of funds included proceeds from repayments of investment securities and mortgage-backed securities in the held-to-maturity portfolio totaling $750 thousand and $51.8 million, respectively, proceeds from repayments of investment securities in the available-for-sale portfolio totaling $60.8 million and $8.1 million of proceeds on sales of investment securities available-for-sale, repayments of loans in excess of originations of $12.8 million and $1.6 million of proceeds from maturing certificates of deposit. Primary uses of funds during this period were purchases of investment securities available-for-sale, including commercial paper totaling $70.8 million, purchases of mortgage-backed securities held-to-maturity totaling $13.2 million and purchases of loans totaling $8.0 million.

Funds used in financing activities totaled $44.6 million for the nine months ended March 31, 2021. The primary uses of funds for financing activities were a $65.0 million decrease in FHLB long-term advances, a $5.8 million decrease in FRBC short-term borrowings, a $3.3 million decrease in certificates of deposit, a decrease of $576 thousand in advance payments by borrowers for taxes and insurance and $525 thousand in cash dividends paid on the Company’s common stock. The primary sources of funds from financing activities were an increase in FHLB short-term borrowings of $22.9 million and a $7.7 million increase in transaction and savings accounts. Management believes that a significant portion of our local maturing deposits will remain with the Company and that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and FRBC discount window borrowings. Certificates of deposit scheduled to mature in one year or less at March 31, 2021 totaled $27.1 million including $10.2 million of maturing wholesale time deposits.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At March 31, 2021, total approved loan commitments outstanding were $53 thousand. At the same date, commitments under unused lines of credit amounted to $5.0 million and the unadvanced portion of construction loans approximated $4.2 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, through FHLB advances and other wholesale funding sources to provide the cash utilized in investing activities. The Company’s available-for-sale segment of the investment portfolio totaled $150.6 million, including $9.0 million of commercial paper, at March 31, 2021. In addition, the Company had $350 thousand of certificates of deposit at March 31, 2021. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On April 26, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on May 20, 2021, to shareholders of record at the close of business on May 10, 2021.

Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of March 31, 2021, WVS Financial Corp. maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $38.1 million or 19.2%, $38.1 million or 19.2%, and $38.7 million or 19.5%, respectively, of total risk-weighted assets, and Tier I leverage capital of $38.1 million or 12.4% of average quarterly assets.

Nonperforming assets consist of nonaccrual loans and real estate owned. A loan is placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but uncollected interest is deducted from interest income. The Company normally does not accrue interest on loans past due 90 days or more, however, interest may be accrued if management believes that it will collect on the loan. The Company had no nonperforming assets at March 31, 2021 or at June 30, 2020.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT

The Company’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Company’s transactions are denominated in U.S. dollars with no specific foreign exchange exposure. The Savings Bank has no agricultural loan assets and therefore would not have a specific exposure to changes in commodity prices. Any impacts that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be exogenous and will be analyzed on an ex post basis.

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

Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest-rate changes. For example, assume that an institution’s assets carry intermediate or long-term fixed rates and that those assets were funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution’s interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution’s profits could decrease on existing assets because the institution will either have lower net interest income or, possibly, net interest expense. Similar risks exist when assets are subject to contractual interest-rate ceilings, or rate sensitive assets are funded by longer term, fixed-rate liabilities in a decreasing rate environment.

During the fiscal years 2015 - 2020 and into fiscal year 2021, intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve, continued above normal levels of monetary accommodation including quantitative easing and targeted asset purchase programs. The desired outcomes of these programs are to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.

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

	March 31,	June 30,
	2021	2020	2019
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$209,568	$289,076	$282,429
Interest-bearing liabilities maturing or repricing within one year	172,268	218,272	214,916

Interest sensitivity gap	$37,300	$70,804	$67,513

Interest sensitivity gap as a percentage of total assets	11.87%	19.83%	18.97%
Ratio of assets to liabilities maturing or repricing within one year	121.65%	132.44%	131.41%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at March 31, 2021. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$30,196	$30,430	$29,116	$43,237	$62,223	$59,935	$32,003
% of Total Assets	9.6%	9.7%	9.3%	13.8%	19.8%	19.1%	10.2%
Base Case Up 100 bp
Cumulative Gap ($’s)	$31,094	$32,139	$32,217	$48,361	$67,776	$65,288	$32,003
% of Total Assets	9.9%	10.2%	10.3%	15.4%	21.6%	20.8%	10.2%
Base Case No Change
Cumulative Gap ($’s)	$32,636	$35,026	$37,301	$56,232	$76,379	$73,078	$32,003
% of Total Assets	10.4%	11.1%	11.9%	17.9%	24.3%	23.3%	10.2%
Base Case Down 100 bp
Cumulative Gap ($’s)	$33,352	$36,347	$39,546	$59,470	$79,699	$75,703	$32,003
% of Total Assets	10.6%	11.6%	12.6%	18.9%	25.4%	24.1%	10.2%
Base Case Down 200 bp
Cumulative Gap ($’s)	$33,667	$36,923	$40,509	$60,815	$81,455	$77,203	$32,003
% of Total Assets	10.7%	11.8%	12.9%	19.4%	25.9%	24.6%	10.2%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2021. This analysis was done assuming that the interest-earning assets will average approximately $303 million and $304 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at March 31, 2021. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	March 31, 2022					March 31, 2023
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-13.8%	-9.2%	—	4.5%	9.7%	-29.6%	-20.3%	—	11.0%	21.5%
Return on average equity	1.57%	2.01%	2.89%	3.32%	3.81%	-0.10%	0.79%	2.67%	3.67%	4.61%
Return on average assets	0.19%	0.25%	0.36%	0.41%	0.47%	-0.01%	0.10%	0.33%	0.46%	0.58%
Market value of equity (in thousands)	$43,001	$42,629	$44,527	$46,257	$47,453

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed lines of credit, at March 31, 2021. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2021.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and land development loans	$4,214
Undisbursed lines of credit	5,045
Loan origination commitments	53

$9,312

In the ordinary course of its construction lending business, the Savings Bank may enter into performance standby letters of credit. Typically, the performance standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2021, the Savings Bank had no performance standby letters of credit outstanding. In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank maintains adequate collateral that could be liquidated to fund these contingent obligations.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

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

During the quarter ended March 31, 2021, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

(a) The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b) Not applicable.

ITEM 1A.	Risk Factors

There are no material changes to the factors included in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2020.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended March 31, 2021.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs(2)
01/01/21 – 01/31/21	—	$—	—	87,305
02/01/21 – 02/28/21	—	$—	—	87,305
03/01/21 – 03/31/21	—	$—	—	87,305
Total	—	$—	—	87,305

(1)	All shares indicated were purchased under the Company’s reopened Twelfth Stock Repurchase Program.
(2)	Twelfth Stock Repurchase Program

(a) Announced March 24, 2020.

(b) 100,000 common shares approved for repurchase.

(c) No fixed date of expiration.

(d) This Program has not expired and has 87,305 common shares remaining to be purchased at March 31, 2021.

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

WVS FINANCIAL CORP.

Date: May 14, 2021	BY:	/s/ David J. Bursic
David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2021	BY:	/s/ Linda K. Butia
Linda K. Butia Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)