Form 10-K
period 2021-06-30
WVS FINANCIAL CORP
filed 2021-09-15
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2020, the aggregate value of the 1,423,819 shares of Common Stock of the registrant issued and outstanding on such date, which excludes 478,871 shares held by all directors, officers and affiliates of the registrant as a group, was approximately $20.4 million. This figure is based on the last known trade price of $14.33 per share of the registrant’s Common Stock on December 31, 2020.

Number of shares of Common Stock outstanding as of September 3, 2021: 1,884,114

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1)	Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2021 are incorporated into Part II.
(2)	Portions of the definitive proxy statement for the 2021 Annual Meeting of Stockholders are incorporated into Part III.

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

•

acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States generally and in our principal markets, which could have an adverse effect on our financial performance and that of our borrowers and on the financial markets and the price of our common stock;

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at June 30, 2021.

Lending Activities

General. At June 30, 2021, the Company’s net portfolio of loans receivable totaled $80.7 million, as compared to $91.0 million at June 30, 2020. Net loans receivable comprised 23.3% and 25.5% of the Company’s total assets at June 30, 2021 and June 30, 2020, respectively. Net loans were 51.3% of the Company’s deposits at June 30, 2021 as compared to 60.2% at June 30, 2020. The principal categories of loans in the Company’s portfolio are single-family and multi-family residential real estate loans, commercial real estate loans, construction loans, consumer loans, land acquisition and development loans and commercial loans. Substantially all of the Company’s mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration (“FHA”) nor partially guaranteed by the Department of Veterans Affairs (“VA”). Historically, the Company’s lending activities have been concentrated in single-family residential and land development and construction loans secured by properties located in its primary market area of northern Allegheny County, southern Butler County and eastern Beaver County, Pennsylvania.

All of the Company’s mortgage loans are secured by properties located in Pennsylvania. Moreover, substantially all of the Company’s non-mortgage loan portfolio consists of loans made to residents and businesses located in the Company’s primary market area.

Federal regulations impose limitations on the aggregate amount of loans that a savings institution can make to any one borrower, including related entities. The permissible amount of loans-to-one borrower follows the national bank standard for all loans made by savings institutions, which generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2021, the Savings Bank’s limit on loans-to-one borrower was approximately $5.0 million. At June 30, 2021, the Company’s committed balances on its five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $1.95 million to $4.6 million. The $4.6 million group of loans-to-one borrower was secured by real estate located in the Company’s primary market area. Related outstanding disbursed principal balances on the Company’s five largest loans or group of loans-to-one borrower, including related entities, ranged from an aggregate of $761 thousand to $4.6 million. All of the groups of loans-to-one borrower are secured primarily by real estate located in the Company’s primary market area. Included in this range are undisbursed loan proceeds (i.e. loans in process) ranging from $0 to $1.2 million.

Loan Portfolio Composition. The following table sets forth the composition of the Company’s net loans receivable portfolio by type of loan at the dates indicated.

	At June 30,
	2021		2020		2019		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
Single-family	$67,409	83.26%	$78,077	85.58%	$76,789	84.73%	$72,237	85.31%	$65,153	84.13%
Multi-family	3,469	4.28	3,755	4.11	3,123	3.44	3,390	4.00	3,653	4.71
Commercial	3,939	4.86	4,132	4.53	3,727	4.11	3,482	4.11	2,033	2.63
Construction	2,612	3.23	1,868	2.05	2,907	3.21	1,769	2.09	1,866	2.41
Land acquisition and development	666	0.82	446	0.49	694	0.77	—	—	462	0.60

Total real estate loans	78,095	96.45	88,278	96.76	87,240	96.26	80,878	95.51	73,167	94.48

Consumer loans:
Home equity	2,848	3.52	2,866	3.14	2,859	3.15	3,038	3.59	3,292	4.25
Other	27	0.03	79	0.09	112	0.13	125	0.15	139	0.18

Total consumer loans	2,875	3.55	2,945	3.23	2,971	3.28	3,163	3.74	3,431	4.43

Commercial loans	—	—	11	0.01	418	0.46	633	0.75	841	1.09

	80,970	100.00%	91,234	100.00%	90,629	100.00%	84,674	100.00%	77,439	100.00%

Less:
Net deferred loan origination costs (fees)	278		416		507		469		434
Allowance for loan losses	(564)		(618)		(548)		(468)		(418)

Net loans receivable	$80,684		$91,032		$90,588		$84,675		$77,455

Contractual Maturities. The following table sets forth the scheduled contractual maturities of the Company’s loans and mortgage-backed securities at June 30, 2021. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Company’s loan portfolio.

	Real Estate Loans
	Single- family	Multi- family	Commercial	Construction	Land acquisition and development	Consumer loans	Commercial loans	Obligations (other than securities and leases) of states & political subdivisions	Mortgage- backed securities	Total
	(Dollars in Thousands)
Amounts due in:
One year or less	$8	$—	$39	$187	$—	$991	$—	$—	$—	$1,225
After one year through five years	1,731	1,265	757	663	666	126	—	—	50	5,258
After five years	65,670	2,204	3,143	1,762	—	1,758	—	—	82,409	156,946

Total (1)	$67,409	$3,469	$3,939	$2,612	$666	$2,875	$—	$—	$82,459	$163,429

Interest rate terms on amounts due after one year:
Fixed	$64,467	$1,787	$914	$2,425	$666	$1,341	$—	$—	$—	$71,600
Adjustable	2,934	1,682	2,986	—	—	543	—	—	82,459	90,604

Total	$67,401	$3,469	$3,900	$2,425	$666	$1,884	$—	$—	$82,459	$162,204

(1)	Does not include adjustments relating to the allowance for loan losses, accrued interest, deferred fee income or expense, and unearned discounts.

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

The Company has from time to time renewed commercial real estate loans and speculative construction (single-family) loans due to slower than expected sales of the underlying collateral. Commercial real estate loans are generally renewed at a contract rate that is the greater of the market rate at the time of the renewal or the original contract rate. Loans secured by speculative single-family construction or developed lots are generally renewed for an additional twelve month term with monthly payments of interest. Subsequent renewals, if necessary, are generally granted for an additional twelve month term; principal amortization is required. Land acquisition and development loans are generally renewed for an additional twelve month term with monthly payments of interest. At June 30, 2021, the Company had no construction loans that have been renewed.

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

All processing and underwriting of real estate and commercial business loans is performed solely at the Company’s loan division at the Franklin Park office. The Company believes this centralized approach to approving such loan applications allows it to process and approve such applications faster and with greater efficiency. The Company also believes that this approach increases its ability to service the loans. The Savings Bank’s Director of Lending and the Savings Bank’s President have lending authorities ranging from $5 thousand (unsecured loans) to $300 thousand (loans secured by first mortgage liens). With the approval of the Savings Bank’s President, the joint lending authorities range from $25 thousand (unsecured), $500 thousand (loans secured by non-real estate collateral), $1.5 million (first mortgages), $750 thousand (second mortgages) and $2 million on commercial and secured builder lines of credit. All loan applications are required to be ratified by the Company’s Loan Committee, comprised of both outside directors and management, which meets at least monthly.

Historically, the Company originated substantially all of the loans retained in its portfolio. Substantially all of the residential real estate loans originated by the Company have been under terms, conditions and documentation which permit their sale to Fannie Mae and other investors in the secondary market. The Company has held most of the loans it originates in its own portfolio until maturity, due, in part, to competitive pricing conditions in the marketplace for origination by nationwide lenders and portfolio lenders. The Company has not originated sub-prime, no documentation or limited documentation loans.

The Company has actively purchased single-family loans to augment its own originations of such loans. All of the loans purchased were single-family whole loans in its primary market area or the greater Pittsburgh Metropolitan Statistical Area (“MSA”). All purchased loans meet or exceed the Company’s underwriting criteria.

The Company requires that all purchased loans be underwritten in accordance with its underwriting guidelines and standards. The Company reviews loans, particularly scrutinizing the borrower’s ability to repay the obligation, the appraised value and the loan-to-value ratio. The Company services substantially all of its purchased loans. Loan participations purchased or sold by the Company may be serviced by either the Company or the seller as mutually agreed on a deal by deal basis. At June 30, 2021, $72 thousand of the Company’s net loans receivable were being serviced for the Company by others.

The following table shows origination, purchase and sale activity of the Company with respect to loans on a consolidated basis during the periods indicated.

	At or For the Year Ended June 30,
	2021	2020	2019
	(Dollars in Thousands)
Net loans receivable beginning balance	$91,032	$90,588	$84,675
Real estate loan originations
Single-family (1)	2,874	5,071	2,474
Multi-family	—	1,875	—
Commercial	—	910	788
Construction	5,413	1,689	2,158
Land acquisition and development	—	—	694

Total real estate loan originations	8,287	9,545	6,114

Home equity	1,330	749	490
Other	—	—	7

Total loan originations	9,617	10,294	6,611

Disbursements against available credit lines:
Home equity	656	868	816
Commercial	11	11	—

Total originations	10,284	11,173	7,427

Real estate loan purchases
Single-family permanent (2)	7,136	7,428	7,734
Single-family construction (2)	814	1,713	3,763
Less:
Loan principal repayments	27,797	20,208	11,079
Transferred to real estate owned	—	—	—
Change in loans in process	799	(499)	1,891
Other, net (3)	(14)	161	41

Net (decrease) increase	(10,348)	444	5,913

Net loans receivable ending balance	$80,684	$91,032	$90,588

(1)	Consists of loans secured by one-to-four family properties and single-family construction loans.
(2)	Substantially all loans purchased were within the Savings Bank’s primary market area or the greater Pittsburgh MSA.
(3)	Includes reductions for net deferred loan origination fees and the allowance for loan losses.

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

The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value (“LTV”) limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the Board of Directors at least annually. The LTV ratio framework, with an LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and non-residential) (80%); improved property (85%); and one-to-four family residential (owner-occupied) (no maximum ratio; however any LTV ratio in excess of 90% should require appropriate mortgage insurance or readily marketable collateral). Consistent with its conservative lending philosophy, the Company’s LTV limits are generally more restrictive than those in the Guidelines: raw land (60%); land development (70%); construction (commercial – 75%; multi-family – 75%; speculative residential – 75%); 1 – 2 family residential properties (80%); multi-family residential (75%); and commercial real estate (75%).

Single-Family Residential Real Estate Loans.     Historically, savings institutions such as the Company have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2021, $67.4 million or 83.3% of the Company’s total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans. The decrease of $10.7 million in single-family residential real estate loans during fiscal 2021 was primarily the result of paydowns on single-family residential real estate loans, partially offset by loan originations and loan purchases. During fiscal 2015, the Company began to purchase single-family loans to augment its own originations. Single-family loan purchases totaled $8.0 million in fiscal 2021, and $9.1 million in fiscal 2020. Substantially all of the loans purchased were in the greater Pittsburgh MSA. Single-family loan originations totaled $2.9 million during the fiscal year ended June 30, 2021 and decreased $2.2 million or 43.3% compared to fiscal 2020. The Company continued to actively originate and purchase single-family loans in order to make single-family loans available to the public and in order to generate interest income. All single-family loans originated were maintained on the Company’s balance sheet. The Company continued to offer shorter duration consumer, home equity, construction loans, land acquisition and development loans and commercial loans.

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

At June 30, 2021, approximately $65.1 million or 95.7% of the single-family residential loans in the Company’s loan portfolio consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Company’s experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

The Company is permitted to lend up to 100% of the appraised value of real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by state banking regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 75% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance (“PMI”) is obtained on residential loans for which loan-to-value ratios exceed 80% according to the following schedule: loans exceeding 80% but less than 90% – 25% coverage; loans exceeding 90% but less than 95% – 30% coverage; and loans at 95% through 100% – 35% coverage. Generally, the Company does not make loans in excess of 95% of the appraised value of real property even with PMI. No loans are made in excess of 80% of appraised value without PMI.

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

Multi-Family Residential and Commercial Real Estate Loans.     The Company originates mortgage loans for the acquisition and refinancing of existing multi-family residential and commercial real estate properties. At June 30, 2021, $3.5 million or 4.3% of the Company’s total loan portfolio consisted of loans secured by existing multi-family residential real estate properties, which represented an decrease of $286 thousand or 7.6% from June 30, 2020. The decrease in multi-family loans during fiscal 2021 was attributable to loan repayments.

At June 30, 2021, $3.9 million or 4.9% of the Company’s loan portfolio consisted of loans secured by existing commercial real estate properties, which represented a decrease of $193 thousand or 4.7% from June 30, 2020. The decrease in commercial real estate loans during fiscal 2021 was attributable to loan repayments. The Company has not emphasized commercial real estate lending due to the substantial growth in its lower risk single-family owner-occupied loan portfolio. However, the Company will make commercial real estate loans to existing, or seasoned new customers.

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

Construction Loans.     The Company may from time to time engage in the origination of loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Company’s primary market area. At June 30, 2021, construction loans amounted to approximately $2.6 million or 3.2% of the Company’s total loan portfolio, which represented an increase of $744 thousand or 39.8% from June 30, 2020. The increase was principally due to loan originations. Generally, it takes about nine to eighteen months to complete the construction cycle and to convert from a construction to a permanent loan. As of June 30, 2021, the Company’s portfolio of construction loans consisted primarily of loans for the construction of single-family residential real estate. There were $5.4 million of construction loan originations during the fiscal year ended June 30, 2021, as compared to $1.7 million in construction loan originations in fiscal 2020. Purchases of single family construction loans totaled $814 thousand in fiscal 2021, and $1.7 million in fiscal 2020. Substantially all of the loans purchased were in the greater Pittsburgh area. Management continues to monitor housing starts both locally and nationally.

Speculative construction loans generally have maturities of 18 months with payments being made monthly on an interest-only basis. Thereafter, the permanent financing arrangements will generally provide for either an adjustable or fixed interest rate, consistent with the Company’s policies with respect to residential and commercial real estate financing.

The Company intends to maintain its involvement in construction lending within its primary market area. Such loans afford the Company the opportunity to increase the interest rate sensitivity of its loan portfolio. Commercial real estate and construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences. Depending upon local real estate market conditions, the Company may begin to apply more stringent underwriting criteria on new construction loans and renewals. Specifically, the Company may reduce its overall portfolio of construction loans through attrition, reduce loan to value ratios to below 75%, or require a higher credit profile of guarantors.

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

Consumer Loans.     The Company offers consumer loans, although such lending activity has not historically been a large part of its business. At June 30, 2021 and June 30, 2020, approximately $2.9 million or 3.6% and $3.0 million or 3.2% of the Company’s total loan portfolio consisted of consumer loans, respectively. The consumer loans offered by the Company include home equity loans, home equity lines of credit, loans secured by deposit accounts, personal loans, and education loans. Approximately 99.1% of the Company’s consumer loans are secured by real estate and are primarily obtained through existing and walk-in customers.

The Company will originate either a fixed-rate, fixed term home equity loan, or a home equity line of credit with a variable rate. At June 30, 2021, approximately 46.6% of the Company’s home equity loans were at a fixed rate for a fixed term. Although there have been a few exceptions with greater loan-to-value ratios, substantially all of such loans are originated with a loan-to-value ratio which, when coupled with the outstanding first mortgage loan, does not exceed 80%.

Commercial Loans.     At June 30, 2021, the Company had no commercial loans, a decrease of $11 thousand from commercial loans outstanding at June 30, 2020. The decrease during fiscal 2021 was principally due to principal repayments. The Company may continue to selectively develop this line of business in order to increase interest income and to attract compensating deposit account balances.

Loan Fee Income.     In addition to interest earned on loans, the Company may receive income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

The Company’s loan origination fees are generally calculated as a percentage of the amount borrowed. Loan origination and commitment fees and all incremental direct loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. Discounts and premiums on loans purchased are accreted and amortized in the same manner. In accordance with ASC Topic 310, the Company has recognized $129 thousand, $89 thousand and $60 thousand of deferred loan fees (costs) during fiscal 2021, 2020 and 2019, respectively, in connection with loan refinancings, payoffs and ongoing amortization of outstanding loans. Loans previously originated with lower or no loan origination fees will reduce the recognition of associated deferred fee balances while loans originated with higher loan origination fees will increase the recognition of associated deferred fee balances. The Company pays premiums on loans purchased. Purchase premiums are amortized to expense over the life of the loan.

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

	At June 30,
	2021	2020	2019	2018	2017
	(Dollars in Thousands)
Non-accruing loans:
Real estate:
Single-family	$—	$—	$225	$235	$246
Commercial	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Land Acquisition and Development	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total non-accrual loans	—	—	225	235	246

Accruing loans greater than 90 days delinquent	—	—	—	—	—

Total non-performing loans	$—	$—	$225	$235	$246

Real estate owned	—	—	—	—	—

Total non-performing assets	$—	$—	$225	$235	$246

Troubled debt restructurings	$—	$—	$—	$—	$—

Potential problem loans	$—	$—	$—	$—	$—

Total non-performing loans and potential problem loans and troubled debt restructurings as a percentage of net loans receivable (1)	NMF	NMF	0.25%	0.28%	0.32%

Total non-performing assets to total assets (1)	NMF	NMF	0.06%	0.07%	0.07%

Total non-performing assets, troubled debt restructurings and potential problem loans (1) as a percentage of total assets	NMF	NMF	0.06%	0.07%	0.07%

The $225 thousand decrease in non-performing assets during the twelve months ended June 30, 2020, was due to the Company’s one non-performing single-family real estate loan being discharged from bankruptcy during the quarter ended September 2019.

At June 30, 2021 and 2020, the Company had no loans that it considered to be impaired.

During fiscal 2019 approximately $15 thousand of interest would have been recorded on loans accounted for on a non-accrual basis and troubled debt restructurings if such loans had been current according to the original loan agreements for the entire period. This amount was not included in the Company’s interest income for the respective periods. The amount of interest income on loans accounted for on a non-accrual basis that was included in income during the same periods amounted to approximately $15 thousand for fiscal 2019.

Under the provisions of the CARES Act, as of June 30, 2020, the Company had granted 15 loan modification requests with an aggregate balance of $5.8 million, or 6.0% of loans outstanding and an aggregate appraised value of approximately $9.6 million. The characteristics of these modifications are considered short-term and do not result in a reclassification of these loans to TDR status. Substantially all of these modification requests provide for full collection of taxes and insurance, partial to full collection of interest and no, partial or full collection of principal during the deferral period. During fiscal 2021, the Company collected all deferred amounts due and there were no loans in deferral status.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 5.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries, and assessing the current risk elements in the portfolio, management believes that the allowance for loan losses at June 30, 2021 is adequate.

The allowance for loan losses at June 30, 2021 decreased $53 thousand to $565 thousand, from $618 thousand at June 30, 2020. During the fiscal year ended June 30, 2021, the significant changes to the ALLL were a $61 thousand decrease associated with the 1-4 family loan segment which was partially offset by a $12 thousand increase associated with construction loans. The primary reason for the change in the ALLL balance during fiscal 2021 was an overall decrease in the Company’s loan portfolio balances.

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

Loan Segment	06/30/2021 Factor	06/30/2020 Factor	6/30/2019 Factor
1-4 Family Permanent	0.575%	0.575%	0.500%
1-4 Family – Construction	0.825%	0.825%	0.750%
Land Acquisition & Dev	1.250%	1.250%	1.000%
Multi-family	0.700%	0.700%	0.550%
Commercial Real Estate	1.500%	1.500%	1.000%
Consumer	1.100%	1.100%	1.000%
Commercial	6.000%	6.000%	5.000%

The following table summarizes changes in the Company’s allowance for loan losses and other selected statistics for the periods indicated.

At June 30,
	2021	2020	2019	2018	2017
(Dollars in Thousands)
Average net loans	$89,091	$90,958	$87,256	$80,726	$72,120

Allowance balance (at beginning of period)	$618	$548	$468	$418	$360
(Credit) provision for loan losses	(53)	70	80	50	58
Charge-offs:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total charge-offs	—	—	—	—	—

Recoveries:
Real estate:
Single-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land acquisition and development	—	—	—	—	—
Consumer:
Home equity	—	—	—	—	—
Education	—	—	—	—	—
Other	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—

Total recoveries	—	—	—	—	—

Net loans charged-off	—	—	—	—	—

Allowance balance (at end of period)	$565	$618	$548	$468	$418

Allowance for loan losses as a percentage of total loans receivable	0.70%	0.68%	0.60%	0.55%	0.54%

Net loans charged-off (recovered) as a percentage of average net loans	0.00%	0.00%	0.00%	0.00%	0.00%

Allowance for loan losses to non-performing loans (1)	NMF	NMF	243.56%	199.15%	169.92%

Net loans charged-off (recovered) to allowance for loan losses	0.00%	0.00%	0.00%	0.00%	0.00%

Recoveries to charge-offs	0.00%	0.00%	0.00%	0.00%	0.00%

(1)	NMF – No meaningful figure due to no non-performing assets.

The following table presents the allocation of the allowances for loan losses by loan category at the dates indicated.

	At June 30,
	2021		2020		2019		2018		2017
	Amount	% of Total Loans by Category	Amount	% of Total Loans by Category	Amount	% of Total Loans by Category	Amount	% of Total Loans by Category	Amount	% of Total Loans by Category
	(Dollars in Thousands)
Real estate loans:
Single-family	$388	83.26%	$449	85.58%	$405	84.73%	$356	85.31%	$305	84.13%
Multi-family	24	4.28	26	4.11	17	3.44	18	4.00	20	4.71
Commercial	59	4.86	66	4.53	37	4.11	35	4.11	20	2.63
Construction	50	3.23	38	2.05	46	3.21	24	2.09	30	2.41
Land acquisition and development	11	0.82	6	0.49	10	0.77	—	0.00	5	0.60

Total real estate loans	532	96.45	585	96.76	515	96.26	433	95.51	380	94.48

Consumer loans:
Home equity	32	3.55	32	3.14	30	3.15	31	3.59	34	4.25
Other	—	0.00	—	0.09	—	0.13	—	0.15	—	0.18
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total consumer loans	32	3.55	32	3.23	30	3.28	31	3.74	34	4.43

Commercial loans:
Commercial loans	—	0.00	1	0.01	3	0.46	4	0.75	4	1.09
Unallocated	—	0.00	—	0.00	—	0.00	—	0.00	—	0.00

Total commercial loans	—	0.00	1	0.01	3	0.46	4	0.75	4	1.09

Obligations (other than securities and leases) of states and political subdivisions	—	—	—	—	—	—	—	—	—	—

	$564	100.00%	$618	100.00%	$548	100.00%	$468	100.00%	$418	100.00%

In accordance with generally accepted accounting principles, the Company maintains a separate reserve for off-balance sheet items. At June 30, 2021, this reserve totaled $29 thousand.

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

Private-Label Collateralized Mortgage Obligations. The following table sets forth information with respect to the Company’s private-label collateralized mortgage obligations (“CMO”) portfolio as of June 30, 2021. At the time of purchase, all of our private-label CMOs were rated in the highest investment category by at least two ratings agencies.

		At June 30, 2021
		Rating			Book Value	Fair Value(1)	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	NR	WR	D	$249	$271	$271
126694KF4	CWHL SER 24 A15	NR	NR	D	108	138	180
126694MP0	CWHL SER 26 1A5	NR	NR	WD	43	48	48

					$400	$457	$499

For a detailed discussion of the Company’s mortgage-backed securities, including our private-label collateralized mortgage obligations, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Investments”, in the Company’s 2021 Annual Report included as Exhibit 13.

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

The following tables set forth the amortized cost and fair values of the Company’s investment securities portfolio at the dates indicated.

	2021	2020	2019
	(Dollars in Thousands)
Investment Securities Available for Sale at June 30,

U.S. government agency securities	$3,215	$—	$—
Corporate debt securities	109,501	115,710	106,090
Foreign debt securities (2)	37,440	32,561	26,583
Obligations of states and political Subdivisions	730	—	—

Total amortized cost	$150,886	$148,271	$132,673

Total estimated fair value	$151,577	$147,639	$132,780

Investment Securities Held to Maturity at June 30,

U.S. Government agency securities	$12,744	$—	$—
Obligations of states and political subdivisions	2,745	3,495	3,995

	15,489	3,495	3,995
FHLB stock	6,044	6,564	7,010

Total amortized cost	$21,533	$10,059	$11,005

Total estimated fair value	$21,636	$10,186	$11,090

(1)	Fair value estimate provided by the Company’s independent third party valuation consultant, unless otherwise noted.
(2)	U.S. dollar-denominated investment-grade corporate bonds of large foreign issuers.

At June 30, 2021, the Company had no securities classified as trading investment securities.

The following table sets forth information with respect to the investment securities, comprised solely of corporate debt obligations, owned by the Company at June 30, 2021 which had a carrying value greater than 10% of the Company’s stockholders’ equity at such date, other than securities issued by the United States Government and United States Government agencies and corporations. All corporate securities owned by the Company, including those shown below, have been assigned an investment grade rating by at least two national rating services.

Name of Issuer	Carrying Value	Fair Value
	(Dollars in Thousands)
AT&T	$4,871	$4,871
American Express	4,858	4,858
Daimler Finance	4,827	4,827
Bank of America	4,804	4,804
Capital One	4,733	4,733
UBS Group Funding	4,531	4,531
Verizon Communications, Inc.	4,531	4,531
Citizens Bank	4,528	4,528
Heineken	4,488	4,488
BAT Capital	4,356	4,356
Citigroup	4,348	4,348
Cardinal Health, Inc.	4,011	4,011

For a detailed discussion of the Company’s Investment Securities, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Investments”, in the Company’s 2021 Annual Report included as Exhibit 13.

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

The Company may periodically utilize wholesale deposits, including brokered certificates of deposit, in order to rebalance its short-term liability structure, and to partially finance its holdings of investment securities. The use of wholesale deposits also allowed the Company to better match its corporate bond maturities and cash-flows from its CMO securities. At June 30, 2021, the Company had brokered certificates of deposits totaling $8.8 million as compared to $9.9 million at June 30, 2020. In general, brokered deposits are considered to be more sensitive to changes in market interest rates and may be more likely to leave the Savings Bank than core deposits.

The following table sets forth the net deposit flows of the Company during the periods indicated.

	Year Ended June 30,
	2021	2020	2019
	(Dollars in Thousands)
Increase (decrease) before interest credited	$5,534	$4,041	$556
Interest credited	298	859	856

Net deposit increase (decrease)	$5,832	$4,900	$1,412

The following table sets forth maturities of the Company’s certificates of deposit of $100,000 or more at June 30, 2021, by time remaining to maturity.

Amounts
(Dollars in Thousands)
Three months or less	$8,327
Over three months through six months	2,185
Over six months through twelve months	1,642
Over twelve months	1,613

$13,767

The following table sets forth the average balances of the Company’s deposits and the average rates paid thereon for the past three years. Average balances were derived from daily average balances.

	At June 30,
	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Regular savings and club accounts	$46,331	0.05%	$43,089	0.05%	$43,987	0.05%
Interest-earning demand deposits	44,870	0.03	23,042	0.02	23,718	0.02
Money market deposit accounts	22,154	0.08	20,379	0.09	20,223	0.09
Certificate of deposit accounts	56,137	0.43	48,824	1.67	44,970	1.81
Escrows	1,559	0.00	1,586	0.00	1,555	0.00

Total interest-bearing deposits and escrows	171,051	0.17	136,920	0.63	134,453	0.64
Non-interest-bearing checking accounts	25,883	0.00	22,497	0.00	23,301	0.00

Total deposits and escrows	$196,934	0.15%	$159,417	0.54%	$157,754	0.54%

For a detailed discussion of the Company’s deposits, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Deposits”, in the Company’s 2021 Annual Report included as Exhibit 13.

Borrowings.    For a detailed discussion of the Company’s borrowings and asset and liability management activities, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Borrowed Funds” and “Quantitative and Qualitative Disclosures about Market Risk”, in the Company’s 2021 Annual Report included as Exhibit 13.

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

Employees

The Company had 23 full-time employees and 11 part-time employees as of June 30, 2021. The Company considers its relationship with its employees to be good and none of these employees is represented by a collective bargaining agent.

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

The 2018 Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single Community Bank Leverage Ratio (“CBLR”) of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the CBLR will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. The 2018 Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “HC Policy Statement”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the 2018 Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

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

Limitations on Transactions with Affiliates. Transactions between savings banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank includes any company or entity which controls the savings bank or that, is controlled by a company that controls the savings bank. In a holding company context, the parent company of a savings bank (such as the Company) and any companies which are controlled by such parent company are affiliates of the savings bank. Generally, Section 23A (i) limits the extent to which the savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by a savings bank to an affiliate.

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings bank, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings bank’s loans-to-one borrower limit (generally equal to 15% of the bank’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines for the Company, on a consolidated basis, are similar to those imposed on the Savings Bank by the Federal Deposit Insurance Corporation. See “The Savings Bank – Capital Requirements.” Moreover, certain of the bank holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2015. Those requirements establish four minimum capital ratios that the Company had to comply with as of the dates described in the capital requirements section referenced above. However, in May 2015, amendments to the HC Policy Statement became effective which increased the asset threshold to qualify to utilize the provisions of the HC Policy Statement from $500 million to $1.0 billion and increased to $3 million as a result of the 2018 Act. Bank holding companies which are subject to the BHC Policy Statement are not subject to compliance with the regulatory capital requirements until they hold $3.0 billion or more in assets. As a consequence, as of June 30, 2021, the Company was not required to comply with the requirements set forth below until such time that its consolidated total assets equal $3.0 billion or more or if the Federal Reserve Board determines that the Company is no longer deemed to be a small bank holding company. However, if the Company had been subject to the requirements, it would have been in compliance with such requirements.

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

Effective July 1, 2016, the Federal Deposit Insurance Corporation adopted changes that eliminated its risk-based premium system. Under the new premium system, the Federal Deposit Insurance Corporation assesses deposit insurance premiums on the assessment base of a depository institution, which is its average total assets reduced by the amount of its average tangible equity. For a small institution (one with assets of less than $10 billion) that has been federally insured for at least five years, effective July 1, 2016, the initial base assessment rate ranges from 3 to 30 basis points, based on the institution’s CAMELS composite and component ratings and certain financial ratios; its leverage ratio; its ratio of net income before taxes to total assets; its ratio of nonperforming loans and leases to gross assets; its ratio of other real estate owned to gross assets; its brokered deposits ratio (excluding reciprocal deposits if the institution is well capitalized and has a CAMELS composite rating of 1 or 2); its one year asset growth ratio (which penalizes growth adjusted for mergers in excess of 10%); and its loan mix index (which penalizes higher risk loans based on historical industry charge off rates). The initial base assessment rate is subject to downward adjustment (not below 1.5%) based on the ratio of unsecured debt the institution has issued to its assessment base, and to upward adjustment (which can cause the rate to exceed 30 basis points) based on its holdings of unsecured debt issued by other insured institutions. Institutions with assets of $10 billion or more are assessed using a scorecard method.

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

Regulatory Capital Regulations. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements that were fully-phased in on a global basis on January 1, 2019. The regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. Provisions of the Dodd-Frank Act generally require these capital rules to apply to bank holding companies and their subsidiaries. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as the Savings Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015 and were phased in from January 1, 2016 until January 1, 2019. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer. The rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

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

The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Savings Bank, are not members of the Federal Reserve System. Current Federal Deposit Insurance Corporation capital standards require these institutions to satisfy a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated state-chartered non-member banks and savings banks. Core capital generally consists of common stockholders’ equity (including retained earnings). An additional cushion of at least 100 basis points is required for all other institutions, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the Federal Deposit Insurance Corporation’s regulations, the most highly-rated banks are those that the Federal Deposit Insurance Corporation determines are strong banking organizations and are rated composite 1 under the Uniform Financial Institutions Rating System. Under the risk-based capital requirement, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The Federal Deposit Insurance Corporation also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

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

At June 30, 2021, the Savings Bank exceeded all of its regulatory capital requirements, with Total risk-based capital, Tier 1 risk-based capital, Common equity Tier 1 capital, and Tier 1 leverage (to average total assets) ratios of 16.80%, 16.50%, 16.50% and 10.23%, respectively.

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

At June 30, 2021, the Savings Bank was deemed a well capitalized institution for purposes of the prompt corrective regulations and as such is not subject to the above mentioned restrictions. Requirements described above also will impact the prompt corrective action rules.

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

Audit by IRS. The Company’s consolidated federal income tax returns for taxable years through December 31, 2017, have been closed for the purpose of examination by the Internal Revenue Service.

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

During fiscal 2021, 2020, and 2019, the Company recorded $13 thousand, $88 thousand, and $28 thousand, respectively, of credit impairment charges, and $0 thousand, $0 thousand, and $117 thousand, respectively, to accumulated other comprehensive income (net of income tax effect of $0 thousand, $0 thousand, and $31 thousand, respectively) related to non-credit other than temporary impairments.    During fiscal years 2021, 2020 and 2019, the Company was able to accrete back into / (out of) other comprehensive income $13 thousand, $13 thousand, and ($9) thousand, respectively (net of income tax effect of $3 thousand, $3 thousand, and ($3) thousand, respectively), based on principal repayments on private-label mortgage-backed securities previously identified with other than temporary impairment (“OTTI”). Cash repayments on the Company’s PLMBS portfolio totaled $221 thousand, $192 thousand, and $185 thousand, for fiscal years 2021, 2020, and 2019, respectively.

During fiscal 2021, the level of delinquencies continued at high levels within the PLMBS portfolio. The Company attributes this increase due to COVID-19 related disruptions in loan payments and loan repayment deferrals by certain borrowers. Continued deterioration in the mortgage and credit markets could result in additional other-than-temporary impairment charges in our legacy PLMBS which could negatively affect the Company’s financial condition, results of operations, or its capital position.

At June 30, 2021, the Company, based on its analysis, has concluded that it’s three PLMBS are other-than-temporarily impaired, as discussed above. The remaining securities portfolio has experienced unrealized losses and a decreased fair value due to interest rate volatility, illiquidity in the market place or credit deterioration in the U.S. mortgage markets.

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

During fiscal 2021, the Company paid four (4) regular dividends totaling $0.40 per share. Dividends are subject to declaration by the Board of Directors, which take into account the Company’s financial condition, earnings, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

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

Beginning in fiscal 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs intended to improve general economic conditions. The U.S. Department of the Treasury created the Capital Purchase Program under the Troubled Asset Relief Program, pursuant to which the Treasury Department provided additional capital to participating financial institutions through the purchase of preferred stock or other securities. Other measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Notwithstanding the actions of the United States and other governments, there can be no assurance that these efforts will be successful in restoring industry, economic or market conditions to their previous levels and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including WVS, are numerous and include:

•	Economic disruptions due to the COVID-19 pandemic,

•	worsening credit quality, leading among other things to increases in loan losses and reserves,

•	continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values,

•	capital and liquidity concerns regarding financial institutions generally,

•	limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or

•	recessionary conditions that are deeper or last longer than currently anticipated.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following table sets forth certain information with respect to the offices and other properties of the Company at June 30, 2021.

Description/Address	Leased/Owned
McCandless Office	Owned
9001 Perry Highway
Pittsburgh, PA 15237
West View Boro Office	Owned
456 Perry Highway
Pittsburgh, PA 15229
Cranberry Township Office	Owned
20531 Perry Highway
Cranberry Township, PA 16066
Sherwood Oaks Office	Leased (1)
100 Norman Drive
Cranberry Township, PA 16066
Bellevue Boro Office	Leased (2)
572 Lincoln Avenue
Pittsburgh, PA 15202
Franklin Park Boro Office	Owned
2566 Brandt School Road
Wexford, PA 15090

(1)	The Company operates this office out of a retirement community. The lease is for a period of 36 months ending in December 2023.
(2)	The lease is for a period of 5 years ending in November 2021.

Item 3.	Legal Proceedings.

(a)

The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b)	Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information required herein is incorporated by reference from page 81 of the Company’s 2021 Annual Report to Stockholders included as Exhibit 13 (“2021 Annual Report”).

(b)	Not applicable.

(c)	The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended June 30, 2021.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs (2)(3)
04/01/21 – 04/30/21	—	$—	—	87,305
05/01/21 – 05/31/21	18,576	$15.76	18,576	68,729
06/01/21 – 06/30/21	—	$—	—	68,729
Total	18,576	$15.76	18,576	68,729

(1)	All shares indicated were purchased under the Company’s reopened Twelfth Stock Repurchase Program.
(2)	Twelfth Stock Repurchase Program

(a)	Announced March 24, 2020.

(b)	100,000 common shares approved for repurchase.

(c)	No fixed date of expiration.

(d)	This Program has not expired and has 68,729 common shares remaining to be purchased at June 30, 2021.

(e)	Not applicable.

Item 6.	Selected Financial Data.

The information required herein is incorporated by reference from pages 2 to 3 of the Company’s 2021 Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required herein is incorporated by reference from pages 4 to 13 of the Company’s 2021 Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required herein is incorporated by reference from pages 16 to 20 of the Company’s 2021 Annual Report.

Item 8.	Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 24 to 76 of the Company’s 2021 Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of June 30, 2021. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

The information required herein is incorporated by reference from pages 3 to 7 of the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders dated September 15, 2021 (“Proxy Statement”).

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

Michael R. Rutan. Age 60. Mr. Rutan has been Senior Vice President of Operations since November 2012. Prior to joining the Company, Mr. Rutan had served in various increasing roles of responsibility in the Risk Management, Human Resources, and Finance functions of the PNC Financial Services Group, Inc. beginning in October 1993. Prior thereto, Mr. Rutan served as a bank examiner with the Office of Thrift Supervision (“OTS”, now the Office of Comptroller of the Currency “OCC”).

Linda K. Butia. Age 67. Ms. Butia was appointed Vice President, Treasurer and Chief Accounting Officer of the Company and the Savings Bank in August 2016. Ms. Butia is a Certified Public Accountant with extensive experience in the banking industry. Prior to joining the Company, Ms. Butia served as a consultant working with financial services clients for Resources Global Professionals. Prior to that, she served as an Accounting Manager with First Place Bank, Warren, Ohio and as Controller for Parkvale Bank. Prior to that, Ms. Butia had served in a variety of positions with BNY Mellon, and as an Accountant with PricewaterhouseCoopers. Ms. Butia retired as of September 15, 2021.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from pages 4 to 5 and 13 to 14 of the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required herein is incorporated by reference from page 14 of the Company’s Proxy Statement.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	The following documents are filed as part of this report and are incorporated herein by reference from the Company’s 2021 Annual Report to Stockholders filed as Exhibit 13 hereto.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheet at June 30, 2021 and 2020.

Consolidated Statement of Income for the Years Ended June 30, 2021, 2020 and 2019.

Consolidated Statement of Comprehensive Income for the Years Ended June 30, 2021, 2020 and 2019.

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended June 30,

2021, 2020 and 2019.

Consolidated Statement of Cash Flows for the Years Ended June 30, 2021, 2020 and 2019.

Notes to the Consolidated Financial Statements.

(2)

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission (“SEC”) are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.	Description	Location

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 1, 2007.

3.2	Amended and Restated By-Laws	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 28, 2009.

4	Stock Certificate of WVS Financial Corp.	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended. (P)

No.	Description	Location

10.2	WVS Financial Corp. Employee Stock Ownership Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended. (P)

10.3	Amended West View Savings Bank Employee Profit Sharing Plan *	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-67506) filed by the Company with the SEC on August 16, 1993, as amended. (P)

10.4	Amended and Restated Employment Agreement between WVS Financial Corp., West View Savings Bank and David Bursic *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.5	Amended and Restated Directors Deferred Compensation Program *	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2008.

10.7	Supplemental Executive Retirement Plan effective September 1, 2013 by and between West View Savings Bank and David Bursic*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

10.8	Split Dollar Life Insurance Agreement effective September 1, 2013 by and between West View Savings Bank and David Bursic*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

10.9	Form of Split Dollar Life Insurance Agreement effective September 1, 2013 by and between West View Savings Bank and Michael Rutan*	Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on August 30, 2013.

13	2021 Annual Report to Stockholders	Filed herewith

14.1	Ethics Policy	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

14.2	Code of Ethics for Senior Financial Officers	Incorporated by reference from the Annual Report on Form 10-K filed by the Company with the SEC on September 24, 2004.

21	Subsidiaries of the Registrant – Reference is made to Item 1. “Business” for the required information	—

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Accounting Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Filed herewith

No.	Description	Location

32.2	Section 1350 Certification of the Chief Accounting Officer	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Management contract or compensatory plan or arrangement.

(P)	Paper filed.

Item 16.	Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

September 15, 2021	By:	/s/ David J. Bursic
David J. Bursic
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David J. Bursic
David J. Bursic, Director, President and Chief Executive Officer (Principal Executive Officer)	September 15, 2021

/s/ Linda K. Butia
Linda K. Butia, Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	September 15, 2021

/s/ John A. Howard, Jr.
John A. Howard, Director	September 15, 2021
Chairman of the Board of the Directors

/s/ Lawrence M. Lehman
Lawrence M. Lehman, Director	September 15, 2021

/s/ Edward F. Twomey, III
Edward F. Twomey, III, Director	September 15, 2021

/s/ Joseph W. Unger
Joseph W. Unger, Director	September 15, 2021