Form 10-Q
period 2021-09-30
WVS FINANCIAL CORP
filed 2021-11-15
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________________

FORM 10-Q

_________________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 0-22444

_________________________

WVS Financial Corp.
(Exact name of registrant as specified in its charter)
_________________________
Pennsylvania	25-1710500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9001 Perry Highway Pittsburgh, Pennsylvania	15237
(Address of principal executive offices)	(Zip Code)

(412) 364-1911
(Registrant’s telephone number, including area code)
_________________________

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

Shares outstanding as of November 12, 2021: 1,884,114 shares of Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	September 30, 2021	June 30, 2021
Assets
Cash and due from banks	$2,391	$2,514
Interest-earning demand deposits	37	37
Total cash and cash equivalents	2,428	2,551
Certificates of deposit	350	350
Investment securities available-for-sale (amortized cost of $142,971 and $150,886)	143,526	151,577
Investment securities held-to-maturity (fair value of $10,582 and $15,592)	10,492	15,489
Mortgage-backed securities held-to-maturity (fair value of $100,143 and $82,659)	99,958	82,459
Net loans receivable (allowance for loan losses of $551 and $565)	81,300	80,684
Accrued interest receivable	980	749
Federal Home Loan Bank (FHLB) stock, at cost	6,144	6,044
Premises and equipment, net	643	657
Bank owned life insurance	5,049	5,021
Deferred tax assets (net)	284	245
Other assets	310	252
TOTAL ASSETS	$351,464	$346,078
Liabilities and Stockholders’ Equity
Liabilities:
Deposits
Non-interest-bearing accounts	$23,948	$25,452
Interest-earning checking	26,010	26,881
Savings accounts	48,967	50,058
Money market accounts	23,214	22,995
Certificates of deposit	32,314	29,731
Advance payments by borrowers for taxes and insurance	835	2,050
Total deposits	155,288	157,167
Federal Home Loan Bank advances: long-term – fixed rate	10,000	10,000
Federal Home Loan Bank advances: long-term – variable rate	25,000	25,000
Federal Home Loan Bank advances: short-term	115,594	113,093
Accrued interest payable	140	155
Other liabilities	7,021	2,274
TOTAL LIABILITIES	313,043	307,689
Stockholders’ equity:
Preferred stock:
5,000,000 shares, no par value per share, authorized; none issued	-	-
Common stock:
10,000,000 shares, $.01 par value per share, authorized; 3,805,636 shares issued;	38	38
Additional paid-in capital	21,604	21,596
Treasury stock: 1,921,522 and 1,921,522 shares at cost, respectively	(29,119)	(29,119))
Retained earnings, substantially restricted	47,283	47,186
Accumulated other comprehensive income	395	502
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,780)	(1,814)
TOTAL STOCKHOLDERS’ EQUITY	38,421	38,389
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$351,464	$346,078

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,
	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$697	$864
Investment securities	358	437
Mortgage-backed securities	201	269
Certificates of deposit	2	6
FHLB Stock	61	89
Total interest and dividend income	1,319	1,665
INTEREST EXPENSE:
Deposits	37	104
Federal Home Loan Bank advances – long-term – fixed rate	57	115
Federal Home Loan Bank advances – long-term – variable rate	35	71
Federal Home Loan Bank advances – short-term	46	34
Other short-term borrowings	-	1
Total interest expense	175	325
NET INTEREST INCOME	1,144	1,340
PROVISION (CREDIT) FOR LOAN LOSSES	(14)	2
NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR LOAN LOSSES	1,158	1,338
NON-INTEREST INCOME:
Service charges on deposits	23	22
Earnings on Bank Owned Life Insurance	28	28
Investment securities gains	35	25

Other than temporary impairment (“OTTI”) losses	-	(13)
Portion of loss (gain) recognized in other comprehensive income (before taxes)	-	-
Net impairment loss recognized in earnings	-	(13)

ATM fee income	39	38
Other	13	11
Total non-interest income	138	111
NON-INTEREST EXPENSE:
Salaries and employee benefits	588	552
Occupancy and equipment	68	68
Data processing	62	59
Correspondent bank service charges	10	9
Federal deposit insurance premium	23	27
ATM Network expense	21	21
Other	160	144
Total non-interest expense	932	880
INCOME BEFORE INCOME TAXES	364	569
INCOME TAX EXPENSE	93	149
NET INCOME	$271	$420
EARNINGS PER SHARE:
Basic	$0.16	$0.24
Diluted	$0.16	$0.24
AVERAGE SHARES OUTSTANDING:
Basic	1,738,227	1,748,040
Diluted	1,738,227	1,748,040

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2021	2020

NET INCOME	$271	$420
OTHER COMPREHENSIVE INCOME
Investment securities available for sale not other-than-temporarily impaired:
(Losses) gains arising during the year	(102)	1,030
Less: Income tax effect	21	(216)
	(81)	814
(Gains) recognized in earnings	(35)	(25)
Less: Income tax effect	(7)	(5)
	(28)	(20)
Unrealized holding (losses) gains on investment securities available for sale not other-than-temporarily impaired, net of tax	(109)	794
Investment securities held to maturity other-than-temporarily impaired:
Total losses	-	13
Losses recognized in earnings	-	13
Gains (losses) recognized in comprehensive income	-	-
Income tax effect	-	-
	-	-
Accretion of other comprehensive gain on other-than-temporarily impaired securities held to maturity	3	4
Less: Income tax effect	(1)	(1)

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	2	3
Other comprehensive (loss) income	(107)	797
COMPREHENSIVE INCOME	$164	$1,217

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive (Loss) Income	Unallocated ESOP Shares	Total
Balance June 30, 2021	$38	$21,596	$(29,119)	$47,186	$502	$(1,814)	$38,389
Net income				271			271
Other comprehensive loss					(107)		(107)
Amortization of unallocated ESOP shares		8				34	42
Cash dividends declared ($0.10 per share)				(174)			(174)
Balance September 30, 2021	$38	$21,604	$(29,119)	$47,283	$395	$(1,780)	$38,421

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive (Loss) Income	Unallocated ESOP Shares	Total
Balance June 30, 2020	$38	$21,577	$(28,775)	$46,590	$(556)	$(1,961)	$36,913
Net income				420			420
Other comprehensive income					797		797
Purchase of treasury stock (4,014 shares)			(52)				(52)
Amortization of unallocated ESOP shares		1				35	36
Cash dividends declared ($0.10 per share)				(175)			(175)
Balance September 30, 2020	$38	$21,578	$(28,827)	$46,835	$241	$(1,926)	$37,939

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$271	$420
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Provision (credit) for loan losses	(14)	2
Depreciation	18	18
Investment securities gains	(35)	(25)
Net impairment loss recognized in earnings	0	13
Amortization of discounts, premiums and deferred loan fees, net	304	8
Amortization of unallocated ESOP shares	42	36
Deferred income taxes	(10)	22
(Decrease) increase in accrued income taxes	89	(355)
Earnings on bank owned life insurance	(28)	(28)
Increase in accrued employee benefits	50	46
(Increase) decrease in accrued interest receivable	(231)	35
Decrease in accrued interest payable	(15)	(173)
Increase in deferred director compensation payable	13	14
Other, net	(394)	(171)
Net cash (used for) provided by operating activities	60	(138)
INVESTING ACTIVITIES
Available-for-sale:
Purchases of investment securities	(11,308)	(12,945)
Proceeds from sale of investments	6,145	1,015
Proceeds from repayments of investment securities	12,814	19,507
Held-to-maturity:
Purchase of mortgage-backed securities	(20,767)	-
Proceeds from repayments of investment securities	5,000	-
Proceeds from repayments of mortgage-backed securities	8,204	19,171
Purchases of certificates of deposit	(100)	(100)
Maturities/redemptions of certificates of deposit	100	597
Purchase of loans	(394)	(5,248)
Net (increase) decrease in net loans receivable	(221)	4,558
Purchase of FHLB stock	(2,818)	(3,044)
Redemption of FHLB stock	2,718	3,685
Acquisition of premises and equipment	(4)	(119)
Net cash (used for) provided by investing activities	(631)	27,077

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended September 30,
	2021	2020
FINANCING ACTIVITIES
Net decrease in transaction and savings accounts	$(3,247)	$(1,853)
Net increase (decrease) in certificates of deposit	2,583	(5,198)
Net decrease in advance payments by borrowers for taxes and insurance	(1,215)	(1,347)
Net increase (decrease) in FHLB short-term advances	2,501	(15,878)
Repayments of other short-term borrowings	-	(1,125)
Purchase of treasury stock	-	(52)
Cash dividends paid	(174)	(175)
Net cash (used for) provided by financing activities	448	(25,628)
(Decrease) increase in cash and cash equivalents	(123)	1,311
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,551	2,500
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,428	$3,811
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$190	$498
Income taxes	15	518
Unfunded security commitments	4,931	-

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2021, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, loan modifications deemed to be COVID-19 related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. As of September 30, 2021, the Savings Bank had no loans in deferral.

2.RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326,Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which requires an entity to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. An entity should measure the effect of a modification as the difference between the fair value of the modified warrant and the fair value of that warrant immediately before modification. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), which amends ASC 842 so that lessors are no longer required to recognize a selling loss upon commencement of a lease with variable lease payments that, prior to the amendments, would have been classified as a sales-type or direct financing lease. Furthermore, a lessor must classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a selling loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate. For public business entities and certain not-for-profit entities and employee benefit plans that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years. For all other entities that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. All entities that have adopted ASC 842 are permitted to early adopt the amendments in ASU 2021-05. The amendments in ASU 2021-05 are effective as of the same date as the guidance in ASC 842 for entities that have not adopted ASC 842. This Update is not expected to have a significant impact on the Company’s financial statements.

3.REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 606, Revenue from contracts with Customers – Topic 606. Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, and earnings on bank owned life insurances are not within the scope of ASC 606. The main types of noninterest income within the scope of the standard are as follows: Service Charges on deposit accounts - the Company has contracts with its deposit customers where fees are charged if certain parameters are not met. These agreements can be cancelled at any time by either the Company or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. The Company also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, interchange fees, ATM fees and other transaction fees. All of these fees are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time upon the completion of the requested service/transaction.

4.EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended
	September 30,
	2021	2020
Weighted average common shares issued	3,805,636	3,805,636
Average treasury stock shares	(1,921,522)	(1,901,801)
Average unallocated ESOP shares	(145,887)	(155,795)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,738,227	1,748,040
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,738,227	1,748,040

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

The unallocated shares controlled by the ESOP are not considered in the weighted-average shares outstanding until the shares are committed for allocation to an employee’s individual account.

5.INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of investments are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
September 30, 2021
AVAILABLE FOR SALE
U.S. government agency securities	$3,209	$-	$(2)	$3,207
Corporate debt securities	108,075	438	(38)	108,475
Foreign debt securities[1]	30,960	168	(4)	31,124
Obligations of states and political subdivisions	727	-	(7)	720
Total	$142,971	$606	$(51)	$143,526

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
September 30, 2021
HELD TO MATURITY
U.S. government agency securities	$7,747	$-	$(14)	$7,733
Obligations of states and political subdivisions	2,745	104	-	2,849
Total	$10,492	$104	$(14)	$10,582

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
June 30, 2021
AVAILABLE FOR SALE
U.S. government agency securities	$3,215	$-	$(1)	$3,214
Corporate debt securities	109,501	546	$(7)	$110,040
Foreign debt securities[1]	37,440	179	(21)	37,598
Obligations of states and political subdivisions	730	-	(5)	725
Total	$150,886	$725	$(34)	$151,577

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
June 30, 2021
HELD TO MATURITY
U.S. government agency securities
Obligations of states and political subdivisions	2,745	98	-	2,843
Total	$15,489	$103	$-	$15,592
__________________________
[1] U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

The Company recorded gross realized investment security gains of $34.8 thousand during the quarter ended September 30, 2021. Proceeds from the sales of investment securities totaled $6.1 million during this same period.

The Company recorded gross realized investment security gains of $25.3 thousand during the qurter ended September 30, 2020. Proceeds from the sales of investment securities totaled $1.0 million during the same period.

The amortized cost and fair values of debt securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$55,452	$87,050	$469	$-	$142,971
Fair value	55,605	87,455	466	-	143,526
HELD TO MATURITY
Amortized cost	$540	$2,205	$7,747	$-	$10,492
Fair value	543	2,306	7,733	-	10,582

At September 30, 2021 investment securities with amortized costs of $13.7 million and $40.4 million and fair values of $13.8 million and $40.7 million were pledged to secure borrowings with the Federal Home Loan Bank (“FHLB”) of Pittsburgh and the Federal Reserve Bank of Cleveland (“FRB”), respectively. Of the securities pledged to the FRB, $40.4 million of amortized cost, and $40.7 million of fair value, was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

6.MORTGAGE-BACKED SECURITIES

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

At September 30, 2021, the Company’s Agency CMOs totaled $99.6 million as compared to $82.1 million at June 30, 2021. The Company’s Private-Label CMOs totaled $373 thousand at September 30, 2021 as compared to $400 thousand at June 30, 2021. The $17.5 million increase in the Agency CMO segment of our MBS portfolio was due to purchases on our Agency CMOs which totaled $20.8 million, partially offset by repayments totaling $12.8 million. During the three months ended September 30, 2021, the Company received principal payments totaling $29 thousand on its Private-Label CMOs. At September 30, 2021 and June 30, 2021, all of the Company’s MBS portfolio was comprised of adjustable or floating rate investments. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for Private-Label CMOs and there can be no assurance that any secondary market for Private-Label CMOs will develop. The Private-Label CMO portfolio had six previously recorded other-than-temporary impairments at September 30, 2021. During the three months ended September 30, 2021, the Company recorded no additional credit impairment charge on its Private-Label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values of its securities are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the Private-Label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s Private-Label CMO portfolio as of September 30, 2021. At the time of purchase, all of our Private-Label CMOs were rated in the highest investment category by at least two ratings agencies.

		At September 30, 2021
		Rating			Book Value	Fair Value[2]	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(in thousands)
126694CP1	CWHL SER 21 A11	NR	WR	D	$233	$256	$271
126694KF4	CWHL SER 24 A15	NR	NR	D	104	133	180
126694MP0	CWHL SER 26 1A5	NR	NR	WD	36	43	48
					$373	$432	$499

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
September 30, 2021
HELD TO MATURITY
Collateralized mortgage obligations:
Agency	$99,585	$323	$(197)	$99,711
Private-label	373	59	-	432
Total	$99,958	$382	$(197)	$100,143

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2021
HELD TO MATURITY
Collateralized mortgage obligations:
Agency	$82,059	$283	$(140)	$82,202
Private-label	400	57	-	457
Total	$82,459	$340	$(140)	$82,659

The amortized cost and fair value of the Company’s mortgage-backed securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
HELD TO MATURITY
Amortized cost	$-	$42	$-	$99,916	$99,958
Fair value	-	42	-	100,101	100,143

At September 30, 2021, mortgage-backed securities with amortized costs of $84.0 million and fair values of $84.0 million were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $12.7 million of fair value was excess collateral. At June 30, 2021, mortgage-backed securities with an amortized cost of $78.9 million and fair values of $79.0 million, were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $5.0 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

___________________
[2] Fair value estimate provided by the Company’s independent third-party valuation consultant.

7.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) by component, for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – June 30, 2021	$546	$(44)	$502
Other comprehensive loss before reclassifications	(81)	-	(81)
Amounts reclassified from accumulated other comprehensive (loss) income	(28)	2	(26)
Net current-period other comprehensive (loss) income	(109)	2	(107)
Ending Balance – September 30, 2021	$437	$(42)	$395

	Three Months Ended September 30, 2020
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – June 30, 2020	$(499)	$(57)	$(556)
Other comprehensive income before reclassifications	814	-	814
Amounts reclassified from accumulated other comprehensive (loss) income	(20)	3	(17)
Net current-period other comprehensive income	794	3	797
Ending Balance – September 30, 2020	$295	$(54)	$241

8.UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2021 and June 30, 2021.

	September 30, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
U.S. government securities	$10,940	$(16)	$-	$-	$10,940	$(16)
Corporate debt securities	19,090	(38)	-	-	19,090	(38)
Foreign debt securities[3]	4,493	(4)	-	-	4,493	(4)
Obligations of states and political subdivisions	466	(3)	254	(4)	720	(7)
Collateralized mortgage obligations	39,353	(122)	8,457	(75)	47,810	(197)
Total	$74,342	$(183)	$8,711	$(79)	$83,053	$(262)

	June 30, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
U.S. government agency securities	$3,214	$(1)	$-	$-	$3,214	$(1)
Corporate debt securities	17,111	(7)	-	-	17,111	(7)
Foreign debt securities[3]	10,929	(21)	-	-	10,929	(21)
Obligations of states and political subdivisions	725	(5)	-	-	725	(5)
Collateralized mortgage obligations	22,810	(42)	10,407	(98)	33,217	(140)
Total	$54,789	$(76)	$10,407	$(98)	$65,196	$(174)

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

	Three Months Ended
	September 30,
	2021	2020
	(Dollars in Thousands)
Beginning balance	$322	$311
Initial credit impairment	-	-
Subsequent credit impairment	-	13
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-
Reductions for securities sold	-	-
Reduction for actual realized losses	-	-
Reduction for increase in cash flows expected to be collected	-	-
Ending balance	$322	$324
___________________
[3] U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

During the three months ended September 30, 2021, the Company did not record any subsequent credit impairment charge and non-credit unrealized holding losses to accumulated other comprehensive income. During the three months ended September 30, 2021, the Company accreted back out of other comprehensive income $2 thousand (net of income tax effect of $0 thousand), based on principal repayments on Private-Label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the September 30, 2021 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

The Company had investments in 14 positions that were temporarily impaired at September 30, 2021. Based on its analysis, management has concluded that three Private-Label CMOs are OTTI, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of September 30, 2021 and June 30, 2021.

	September 30, 2021			June 30, 2021
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$66,656	$-	$66,656	$67,410	$-	$67,410
Construction	2,787	-	2,787	2,612	-	2,612
Land acquisition & development	670	-	670	666	-	666
Multi-family dwellings	3,402	-	3,402	3,469	-	3,469
Commercial	4,747	-	4,747	3,939	-	3,939
Consumer Loans
Home equity	1,811	-	1,811	1,340	-	1,340
Home equity lines of credit	1,500	-	1,500	1,508	-	1,508
Other	37	-	37	27	-	27
Commercial Loans	-	-	-	-	-	-
	$81,610	$-	$81,610	$80,971	$-	$80,971
Plus: Deferred loan costs	241			278
Allowance for loan losses	(551)			(565)
Total	$81,300			$80,684

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

As of September 30, 2021 and June 30, 2021, there were no loans considered to be impaired and no nonaccrual loans.

Three Months Ended
	September 30,	September 30,
	2021	2020
(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$-	$-
Construction	-	-
Land acquisition & development	-	-
Commercial real estate	-	-
Home equity lines of credit	-	-
Total	$-	$-
Income that would have been recognized	$-	$-
Interest income recognized	$-	$-
Interest income foregone	$-	$-

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

During the three months ended September 30, 2021 and 2020, there were no troubled debt restructurings, and no troubled debt restructurings that subsequently defaulted.

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

Effective December 13, 2006, the Federal Deposit Insurance Corporation (“FDIC”), in conjunction with the other federal banking agencies adopted a Revised Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”). The revised policy statement revised and replaced the banking agencies’ 1993 policy statement on the ALLL. The revised policy statment provides that an institution must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses iherent in the remainder of the loan and lease portfolio. The banking agencies also revised the policy to ensure consistency with generally accepted accounting principals (“GAAP”). The revised policy statement updates the previous guidance that describes the responsibilities of the board of directors, management, and bank examiners regarding the ALLL, factors to be considered in the estimation of the ALLL, and the objectives and elements of an effective loan review system.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at September 30, 2021, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2021 and June 30, 2021:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
	(Dollars in Thousands)
September 30, 2021
First mortgage loans:
1 – 4 family dwellings	$66,656	$-	$-	$-	$-	$-	$66,656
Construction	2,787	-	-	-	-	-	2,787
Land acquisition & development	670	-	-	-	-	-	670
Multi-family dwellings	3,402	-	-	-	-	-	3,402
Commercial	4,747	-	-	-	-	-	4,747
Consumer Loans:
Home equity	1,811	-	-	-	-	-	1,811
Home equity lines of credit	1,500	-	-	-	-	-	1,500
Other	37	-	-	-	-	-	37
Commercial Loans	-	-	-	-	-	-	-
	$81,610	$-	$-	$-	$-	$-	$81,610
Deferred loan costs							241
Allowance for loan losses							(551)
Net Loans Receivable							$81,300

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
	(Dollars in Thousands)
June 30, 2021
First mortgage loans:
1 – 4 family dwellings	$67,410	$-	$-	$-	$-	$-	$67,410
Construction	2,612	-	-	-	-	-	2,612
Land acquisition & development	666	-	-	-	-	-	666
Multi-family dwellings	3,469	-	-	-	-	-	3,469
Commercial	3,939	-	-	-	-	-	3,939
Consumer Loans
Home equity	1,340	-	-	-	-	-	1,340
Home equity lines of credit	1,508	-	-	-	-	-	1,508
Other	27	-	-	-	-	-	27
Commercial Loans	-	-	-	-	-	-	-
	$80,971	$-	$-	$-	$-	$-	$80,971
Deferred loan costs							278
Allowance for loan losses							(565)
Net Loans Receivable							$80,684

Credit quality information

The following tables represent credit exposure by internally assigned grades for the periods ended September 30, 2021 and June 30, 2021. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at September 30, 2021 and June 30, 2021.

	September 30, 2021
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial
	(Dollars in Thousands)
Pass	$2,787	$670	$3,402	$4,747	$-
Special Mention	-	-	-	-	-
Substandard	-	-	-	-	-
Doubtful	-	-	-	-	-
Ending Balance	$2,787	$670	$3,402	$4,747	$-

	June 30, 2021
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial
	(Dollars in Thousands)
Pass	$2,612	$666	$3,469	$3,939	$-
Special Mention	-	-	-	-	-
Substandard	-	-	-	-	-
Doubtful	-	-	-	-	-
Ending Balance	$2,612	$666	$3,469	$3,939	$-

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended September 30, 2021 and June 30, 2021.

	September 30, 2021
	1 – 4 Family	Consumer
	(Dollars in Thousands)
Performing	$66,656	$3,348
Non-performing	-	-
Total	$66,656	$3,348

	June 30, 2021
	1 – 4 Family	Consumer
	(Dollars in Thousands)
Performing	$67,410	$2,875
Non-performing	-	-
Total	$67,410	$2,875

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

Our methodology used to determine the allocated portion of the allowance is as follows. For groups of homogenous loans, we apply a loss rate to the groups’ aggregate balance. Our group loss rate reflects our historical loss experience. We may adjust these group rates to compensate for changes in environmental factors; but our adjustments have not been frequent due to a relatively stable charge-off experience. The Company also monitors industry loss experience on similar loan portfolio segments. We then identify loans for individual evaluation under ASC Topic 310. If the individually identified loans are performing, we apply a segment specific loss rate adjusted for relevant environmental factors, if necessary, for those loans reviewed individually and considered individually impaired, we use one of the three methods for measuring impairment mandated by ASC Topic 310. Generally, the fair value of collateral is used since our impaired loans are generally real estate based. In connection with the fair value of collateral measurement, the Company generally uses an independent appraisal and determines costs to sell. The Company’s appraisals for commercial income based loans, such as multi-family and commercial real estate loans, assess value based upon the operating cash flows of the business as opposed to merely “as built” values. The Company then validates the reasonableness of our calculated allowances by: (1) reviewing trends in loan volume, delinquencies, restructurings and concentrations; (2) reviewing prior period (historical) charge-offs and recoveries; and 93) presenting the results of this process, quarterly, to the Asset Classification Committee and the Savings Bank’s Board of Directors. We then tabulate, format and summarize the current loan loss allowance balance for financial and regulatory reporting purposes.

The Company had no unallocated loss allowance balance at September 30, 2021.

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2021 and 2020. Activity in the allowance is presented for the three months ended September 30, 2021 and 2020.

	As of September 30, 2021
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2021	$389	$50	$11	$24	$59	$32	$-	$565
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(17)	(16)	10	(1)	6	4	-	(14)
Ending ALLL Balance at September 30, 2021	$372	$34	$21	$23	$65	$36	$-	$551
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	372	34	21	23	65	36	-	551
	$372	$34	$21	$23	$65	$36	$-	$551

	As of September 30, 2020
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2020	$449	$38	$6	$26	$66	$32	$1	$618
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	6	(2)	1	-	(2)	(2)	1	2
Ending ALLL Balance at September 30, 2020	$455	$36	$7	$26	$64	$30	$2	$620
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	455	36	7	26	64	30	2	620
	$455	$36	$7	$26	$64	$30	$2	$620

During the three months ended September 30, 2021, the Company’s ALLL decreased by $14 thousand. Approximately, $22 thousand of the decrease was attributable to the reversal of about one quarter of the Company’s previously recorded COVID-19 provision which more than offset the recurring provisions due to changes in loan volumes. The Company anticipates reversing the remaining COVID-19 provision quarterly over the remainder of fiscal 2022.

During the quarter ended September 30, 2020, the ALLL increased $2 thousand primarily attributable to an increase in the ALLL associated with the 1-4 family segment, partially offset by decreases in the ALLL associated with the construction, commercial real estate and consumer and development loans

10.FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of September 30, 2021.

	Maturity range		Weighted- average	Stated interest rate range		September 30,	June 30,
Description	from	to	interest rate[4]	from	to	2021	2021
						(Dollars in Thousands)
Fixed	10/01/20	10/03/22	3.03%	2.95%	3.09%	$10,000	$10,000
Adjustable	10/01/20	10/01/21	0.32%	0.29%	0.36%	25,000	25,000
Total						$35,000	$35,000
__________________________
[4] As of September 30, 2021

Maturities of FHLB long-term advances at September 30, 2021, are summarized as follows:

Maturing During		Weighted-
Fiscal Year Ended		Average
June 30:	Amount	Interest Rate[4]
(Dollars in Thousands)
2022	$30,000	$0.72%
2023	5,000	3.09%
2024	-	-
2025	-	-
2026	-	-
2026 and thereafter	-	-
Total	$35,000	1.06%

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$115,594	$113,093
Average balance	70,306	34,715
Maximum month-end balance	115,594	113,093
Average interest rate	.26%	0.34%
Weighted-average rate at period end	.25%	0.28%

At September 30, 2021, the Company had remaining borrowing capacity with the FHLB of approximately $12.7 million.

The FHLB advances are secured by the Company’s FHLB stock, loans, and mortgage-backed and investment securities held in safekeeping at the FHLB. FHLB advances are subject to substantial prepayment penalties.

11.OTHER SHORT-TERM BORROWINGS

The Company periodically utilizes other short-term borrowings comprised of Federal Reserve Bank of Cleveland (“FRBC”) discount window borrowings. FRBC discount window borrowings mature within 90 days and may be repaid prior to maturity without penalty, in whole or in part, plus accrued interest. The following table presents information regarding the FRBC borrowings as of September 30, 2021 and June 30, 2021:

FRBC Discount Window Borrowings:

	September 30,	June 30,
	2021	2021
	(Dollars in Thousands)
Ending balance	$-	$-
Average balance	-	456
Maximum month-end balance	-	5,875
Average interest rate	-%	0.25%
Weighted-average rate at period end	-%	-%
_______________________
[4] As of September 30, 2021.

12.FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of September 30, 2021 and June 30, 2021, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2021
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
U.S. government agency securities	$-	$3,207	$-	$3,207
Corporate debt securities	-	108,475	-	108,475
Foreign debt securities[5]	-	31,124	-	31,124
Obligations of states and political subdivisions	-	720	-	720
	$-	$143,526	$-	$143,526
_______________________
[5] U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

	June 30, 2021
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
U.S. government agency securities	$-	$3,214	$-	$3,214
Corporate securities	-	110,040	-	110,040
Foreign debt securities[5]	-	37,598	-	37,598
Obligations of states and political subdivisions	-	725	-	725
	$-	$151,577	$-	$151,577

13.FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments are as follows:

	September 30, 2021
	Carrying Amount	Fair Value	Level I	Level II	Level III
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$2,428	$2,428	$2,428	$-	$-
Certificates of deposit	350	350	350	-	-
Investment securities – held to maturity	10,492	10,582	-	10,582	-
Mortgage-backed securities – held to maturity:
Agency	99,585	99,711	-	99,711	-
Private-label	373	432	-	-	432
Net loans receivable	81,300	83,044	-	-	83,044
Accrued interest receivable	980	980	980	-	-
FHLB stock	6,144	6,144	6,144	-	-
Bank owned life insurance	5,049	5,049	5,049	-	-
FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$23,948	$23,948	$23,948	$-	$-
Interest-earning checking	26,010	26,010	26,010	-	-
Savings accounts	48,967	48,967	48,967	-	-
Money market accounts	23,214	23,214	23,214	-	-
Certificates of deposit	32,314	32,335	-	-	32,335
Advance payments by borrowers for taxes and insurance	835	835	835	-	-
FHLB advances – fixed rate	10,000	9,742	-	-	9,742
FHLB advances – variable rate	25,000	25,000	25,000	-	-
FHLB short-term advances	115,594	115,594	115,594	-	-
Accrued interest payable	140	140	140	-	-
__________________________
[5] U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

	June 30, 2021
	Carrying Amount	Fair Value	Level I	Level II	Level III
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$2,551	$2,551	$2,551	$-	$-
Certificates of deposit	350	350	350	-	-
Investment securities – held to maturity	15,489	15,592	-	15,592	-
Mortgage-backed securities – held to maturity:
Agency	82,059	82,202	-	82,202	-
Private-label	400	457	-	-	457
Net loans receivable	80,684	82,930	-	-	82,930
Accrued interest receivable	749	749	749	-	-
FHLB stock	6,044	6,044	6,044	-	-
Bank owned life insurance	5,021	5,021	5,021	-	-
FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$25,452	$25,452	$25,452	$-	$-
Interest-earning checking	26,881	26,881	26,881	-	-
Savings accounts	50,058	50,058	50,058	-	-
Money market accounts	22,995	22,995	22,995	-	-
Certificates of deposit	29,731	29,763	-	-	29,763
Advance payments by borrowers for taxes and insurance	2,050	2,050	2,050	-	-
FHLB advances – fixed rate	10,000	9,763	-	-	9,763
FHLB advances – variable rate	25,000	25,000	25,000	-	-
FHLB short-term advances	113,093	113,093	113093	-	-
Accrued interest payable	155	155	155	-	-

All financial instruments included in the above tables, with the exception of net loans receivable, certificates of deposit liabilities, and FHLB advances – fixed rate, are carried at cost, which approximates the fair value of the instruments.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from six offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at September 30, 2021.

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

Effects of COVID-19 Pandemic

The Company’s business is dependent upon the willingness and ability of our employees and clients to conduct banking and other financial transactions. The persistance of the novel coronavirus (COVID-19) pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees and communities during this difficult time. The Company has given hardship relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options, and encourages customers to reach out for assistance to support their individual circumstances. The pandemic could result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses were to close once again, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

The Company has responded to the circumstances surrounding the pandemic to support the safety and well-being of the employees, customers and shareholders by enacting the following measures:

•

Modified branch business hours Monday through Thursday to close at 4:00 pm (no change), Friday close at 4:00 pm (as opposed to 6:00 pm and Saturday close at 12:00 pm (no change).

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

FINANCIAL CONDITION

The Company’s assets totaled $351.5 million at September 30, 2021, as compared to $346.1 million at June 30, 2021. The $5.4 million, or 1.6%, increase in total assets was primarily due to a $17.5 million increase in mortgage-backed securities and a $616 thousand increase in net loans receivable, which were partially offset by a $8.1 million decrease in available-for-sale investment securities and $5.0 million decrease in held-to-maturity investment securities. The decrease in investment securities available-for-sale was primarily the result of maturities and early issuer redemptions of $12.8 million and $6.1 million, respectively, partially offset by purchases of investment securities totaling $11.3 million. The increase in mortgage-backed securities was due primarily from purchases of $20.8 million, partially offset by repayments of $8.2 million.

The Company’s total liabilities increased $5.4 million, or 1.7%, to $313.0 million as of September 30, 2021 from $307.7 million as of June 30, 2021. The increase in total liabilities was primarily comprised of a $2.5 million, or 2.2%, increase in FHLB short-term advances and a $4.9 million increase in other liabilities, partially offset by a $1.9 million decrease in total deposits. Additionally, other liabilities increased $4.7 million to $7.0 million at September 30, 2021 from $2.3 million at June 30, 2021, primarily due to a $4.9 million increase in unfunded security commitments. The decrease in total deposits was primarily attributable to decreases in non-interest bearing accounts, NOW accounts, savings accounts and advance payments by borrowers for taxes and insurance of $1.5 million, $871 thousand, $1.1 million and $1.2 million, respectively, partially offset by an increase in money market accounts of $219 thousand and certificates of deposit of $2.6 million. Management believes that the increase in certificates of deposit was primarily the result of a $3.3 million increase in brokered deposits which more than offset a $682 thousand decrease in retail time deposits. A significant portion of retail time deposits were transferred into savings accounts. The increase FHLB short-term borrowings and brokered deposits primarily funded purchases of mortgage-backed securities and available-for-sale investment securities. See also Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

Total stockholders’ equity increased $32 thousand, or 0.1%, to $38.4 million as of September 30, 2021, from $38.4 million as of June 30, 2021. The increase in stockholders’ equity was primarily attributable to net income of $271 thousand and $34 thousand attributable to amortization of unallocated ESOP shares, which were partially offset by a decrease in accumulated other comprehensive income of $107 thousand and cash dividends paid totaling $174 thousand. The decrease in accumulated other comprehensive income was primarily the result of an increase in the unrealized loss on the Company’s available-for-sale investment portfolio.

RESULTS OF OPERATIONS

General. WVS reported net income of $271 thousand or $0.16 earnings per share (basic and diluted) for the three months ended September 30, 2021 as compared to $420 thousand or $0.24 per share (basic and diluted) for the same period in 2020. The $149 thousand decrease in net income for the for the three months ended September 30, 2021 was primarily attributable to a $196 thousand decrease in net interest income and a $52 thousand increase in non-interest expense, which were partially offset by a $56 thousand decrease in income tax expense, a $27 thousand increase in non-interest income and a $16 thousand decrease in the provision for loan losses.

Net Interest Income. The Company’s net interest income decreased by $196 thousand or 14.6% for the three months ended September 30, 2021, when compared to the same period in 2020. The decrease in net interest income is attributable to a $346 thousand decrease in interest and dividend income, which was partially offset by a $150 thousand decrease in interest expense. The decrease in interest and dividend income during the three months ended September 30, 2021 was primarily attributable to lower yields earned on the Company’s investment and mortgage-backed securities, FHLB stock and net loans, when compared to the same period in 2020. The decrease in interest expense during the three months ended September 30, 2021 was primarily attributable to lower market interest rates paid on FHLB advances and time deposits as well as a slightly higher level of average time deposits and FHLB short term borrowings, when compared to the same period in 2020.

Interest Income. Interest income on net loans receivable decreased $167 thousand or 19.3% for the three months ended September 30, 2021, when compared to the same period in 2020. The decrease for the quarter ended September 30, 2021 was primarily attributable to a 24 basis point decrease in the average portfolio yield and a $12.8 million decrease in the average balance of net loans receivable, when compared to the same period in 2020. The decrease in the average balance of loans outstanding was primarily attributable to decreased loan originations and purchases.

Interest income on investment securities decreased $79 thousand or 18.1% for the three months ended September 30, 2021, when compared to the same period in 2020. The decrease for the three months ended September 30, 2021 was primarily attributable to a 29 basis point decrease in the weighted-average yield on the available-for-sale portfolio, partially offset by a $12.8 million increase in the average balance of these investment securities when compared to the same period in 2020.

Interest income on mortgage-backed securities decreased $68 thousand or 25.3% for the three months ended September 30, 2021, when compared to the same period in 2020. The decrease for the three months ended September 30, 2021 was primarily attributable to a 28 basis point decrease in the weighted-average yield earned on U.S. Government agency mortgage-backed securities and a $1.5 million decrease in the average balance of these U.S. Government agency mortgage-backed securities, when compared to the same period in 2020. The decrease in the average balances of U.S. Government agency and Private-Label mortgage-backed securities during the three months ended September 30, 2021 was attributable to principal pay-downs of $8.2 million on U.S. Government agency and Private-Label mortgage-backed securities, when compared to the same period in 2020. The $8.2 million in principal paydowns was used in part to reduce the level of FHLB short-term advances.

Interest income on bank certificates of deposit decreased $4 thousand for the three months ended September 30, 2021 when compared to the same period in 2020. The decrease for the three months ended September 30, 2021 was attributable to a decrease of $1.2 million in the average balance of certificates of deposit, partially offset by an increase of 77 basis points in the average yield earned.

Dividend income on FHLB stock decreased $28 thousand or 31.5% for the three months ended September 30, 2021 when compared to the same period in 2020. The decrease for the three months ended September 30, 2021 was primarily attributable to a 77 basis point decrease in the weighted-average yield earned as well as a $1.3 million decrease in the average balance of FHLB stock held.

Interest Expense. Interest paid on FHLB short-term advances increased $12 thousand or 35.3% for the three months ended September 30, 2021, when compared to the same period in 2020. The increase for the three months ended September 30, 2021 was primarily attributable to a $35.7 million increase in the average balance of FHLB short-term advances outstanding, partially offset by a 12 basis point decrease in the weighted-average rate paid on FHLB short-term balances outstanding. The decrease in rates paid on FHLB short-term borrowings were consistent with decreases in short-term market interest rates.

Interest paid on FHLB long-term variable rate advances decreased $36 thousand for the three months ended September 30, 2021, when compared to the same period in 2020. The decrease for the three months ended September 30, 2021 was primarily attributable to a $60.0 million decrease in the average balance of FHLB long-term variable rate advances and an 18 basis point decrease in the weighted-average rate paid in FHLB long-term variable rate advances.

Interest expense on deposits decreased $67 thousand or 64.4% for the three months ended September 30, 2021, when compared to the same period in 2020. The decrease in interest expense on deposits for the three months ended September 30, 2021 was primarily attributable to a 61 basis point decrease in the weighted-average rate paid on time deposits and was partially offset by an increase of $17.9 million in the average balance of time deposits when compared the same period in the prior year.

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

Provision for loan losses decreased $14 thousand for the three months ended September 30, 2021, when compared to the same period in 2020. The decrease in the provision for loan losses for the three months ended September 30, 2021 was primarily due to decreased reserve factors related to the economic uncertainty as a result of the COVID-19 pandemic totaling $22 thousand which were partially offset by increases related to increased net loans outstanding, when compared to the same period in 2020. At September 30, 2021, the Company’s total allowance for loan losses amounted to $551 thousand or 0.68% of the Company’s total loan portfolio, as compared to $565 thousand and 0.70% at June 30, 2021. At September 30, 2021 and June 30, 2021, the Company had no non-performing loans.

Non-Interest Income. For the three months ended September 30, 2021, non-interest income increased $27 thousand compared to the same period in 2020. For the quarter ended September 30, 2021, the increase was attributable to a $10 thousand increase in gains on investments, a $13 thousand decrease in other than temporary security impairment losses, a $2 thousand increase in miscellaneous operating income, a $1 thousand increase in service charges on deposits, and a $1 thousand increase in automated teller machine and debit card fee income.

Non-Interest Expense. Non-interest expense increased $52 thousand or 5.9% for the three months ended September 30, 2021, when compared to the same period in 2020. This increase was primarily due to a $36 thousand increase in employee compensation and benefits expenses, a $24 thousand increase in the provision for off-balance sheet commitments (primarily unfunded loan commitments), and $3 thousand in data processing expenses, which were partially offset by a $5 thousand decrease in stationary, printing and office supplies, $4 thousand decrease in the federal deposit insurance premium and a $2 thousand decrease in postage expense, when compared to the same period of 2020.

Income Tax Expense. Income tax expense decreased $56 thousand for the three months ended September 30, 2021, when compared to the same period in 2020. The decrease for the three months ended September 30, 2021 was primarily due to lower levels of taxable income, when compared to the same period in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $59 thousand during the three months ended September 30, 2021. Net cash provided by operating activities was primarily attributable to $271 thousand of Company net income, $304 thousand of amortization of discounts, premiums and deferred loan fees, which were partially offset by $231 thousand decrease in accrued interest receivable and a $394 decrease in other, net.

Net cash used for investing activities totaled $630 thousand for the three months ended September 30, 2021. Primary sources of funds from investing activities during the three months ended September 30, 2021 included proceeds from repayments of investment securities of $12.8 million, proceeds from early issuer redemptions of investment securities of $6.1 million, $8.2 million of repayments of mortgage-backed securities, $5.0 million of proceeds from repayments of held-to-maturity investment securities and a decrease in loans receivable of $614 thousand. Primary uses of funds for investing activities during the three months ended September 30, 2021 included purchases of investment securities available-for-sale totaling $11.3 million and purchases of mortgage-backed securities totaling $20.8 million.

Funds provided by financing activities totaled $448 thousand for the three months ended September 30, 2021. Primary uses of funds by financing activities were decreases in transaction accounts of $3.2 million, decreases in advance payments by borrowers for taxes and insurance of $1.2 million and $174 thousand of cash dividends paid. Primary sources of funds from financing activities were increases in certificates of deposits and FHLB short-term advances of $2.6 million and $2.5 million, respectively.

The decreases in transaction accounts and advance payments by borrowers for taxes and insurance were primarily attributable to seasonal withdrawals for the payment of local real estate taxes. The increase in certificates of deposit at September 30, 2021 was due principally to a $3.3 million increase in brokered deposits. Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at September 30, 2021 totaled $28.4 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At September 30, 2021, total approved loan commitments outstanding were $722 thousand. At the same date, commitments under unused lines of credit amounted to $5.3 million and the unadvanced portion of construction loans approximated $2.6 million. The Company has been able to generate sufficient cash through the retail deposit market, its traditional funding source, and through FHLB advances, and other borrowings, to provide the cash utilized in investing activities. The Company’s available-for-sale segment of the investment portfolio totaled $143.5 million at September 30, 2021. In addition, the Company had $350 thousand of certificates of deposit at September 30, 2021. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On October 26, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share, on the Common Stock payable on November 18, 2021, to shareholders of record at the close of business on November 8, 2021. Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the Common Stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of September 30, 2021, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $38.0 million or 19.41%, $38.0 million or 19.41%, and $38.6 million or 19.70%, respectively, of total risk-weighted assets, and Tier I leverage capital of $38.0 million or 10.95% of average quarterly assets.

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

The Company had no non-performing assets at September 30, 2021 and on September 30, 2020.

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

During the fiscal years 2013-2021 and into fiscal year 2022, short intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve, continued above normal levels of monetary accommodation including quantitative easing and targeted asset purchase programs. The desired outcomes of these programs are to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.

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

	September 30,	June 30,
	2021	2021	2020
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$235,057	$222,105	$289,076
Interest-bearing liabilities maturing or repricing within one year	206,422	201,614	218,272
Interest sensitivity gap	$28,635	$20,491	$70,804
Interest sensitivity gap as a percentage of total assets	8.14%	5.92%	19.83%
Ratio of assets to liabilities maturing or repricing within one year	113.87%	110.16%	132.44%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at September 30, 2021. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$20,658	$16,459	$23,071	$52,201	$64,736	$67,139	$37,818
% of Total Assets	5.9%	4.7%	6.6%	14.8%	18.4%	19.1%	10.8%
Base Case Up 100 bp
Cumulative Gap ($’s)	$21,388	$17,854	$25,615	$55,760	$68,511	$70,837	$37,818
% of Total Assets	6.1%	5.1%	7.3%	15.9%	19.5%	20.1%	10.8%
Base Case No Change
Cumulative Gap ($’s)	$22,292	$19,554	$28,634	$60,754	$74,121	$76,349	$37,818
% of Total Assets	6.3%	5.6%	8.1%	17.3%	21.1%	21.7%	10.8%
Base Case Down 100 bp
Cumulative Gap ($’s)	$22,638	$20,207	$29,711	$62,199	$75,588	$77,596	$37,818
% of Total Assets	6.4%	5.7%	8.4%	17.7%	21.5%	22.1%	10.8%
Base Case Down 200 bp
Cumulative Gap ($’s)	$22,766	$20,445	$30,200	$63,190	$76,752	$78,642	$37,818
% of Total Assets	6.5%	5.8%	8.6%	18.0%	21.8%	22.4%	10.8%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at September 30, 2021. This analysis was done assuming that the interest-earning assets will average approximately $344 million and $345 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at September 30, 2021. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	September 30, 2021					September 30, 2022
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-13.7%	-11.1%	-	2.6%	5.7%	-32.0%	-25.4%	-	9.8%	19.7%
Return on average equity	2.25%	2.51%	3.58%	3.83%	4.13%	-0.45%	1.10%	3.50%	4.42%	5.31%
Return on average assets	0.25%	0.28%	0.39%	0.42%	0.46%	-0.05%	0.12%	0.39%	0.50%	0.60%
Market value of equity (in thousands)	42,852	43,077	44,650	45,733	46,446

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at September 30, 2021. The Company used no derivative financial instruments to hedge such anticipated transactions as of September 30, 2021.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and development loans	$2,554
Undisbursed lines of credit	5,254
Loan origination commitments	722
$8,530

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At September 30, 2021, the Savings Bank had no performance standby letters of credit outstanding. In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank’s policy is to maintain adequate collateral that could be liquidated to fund such contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

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

During the quarter ended September 30, 2021, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

(a) The Company is involved with various legal actions arising in the ordinary course of business. Management believes the outcome of these matters will have no material effect on the consolidated operations or consolidated financial condition of WVS Financial Corp.

(b) Not applicable.

ITEM 1A. Risk Factors

There are no material changes to the risk factors included in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended September 30, 2021.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs(2)
07/01/21-07/31/21	-	-	-	68,729
08/01/21-08/31/21	-	-	-	68,729
09/01/21-09/30/21	-	-	-	68,729
Total	-	-	-	68,729
_______________________
(1)	All shares indicated were purchased under the Company’s Twelfth Stock Repurchase Program.
(2)	Twelfth Stock Repurchase Program
(a)	Announced March 24, 2020.
(b)	100,000 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 68,729 common shares remaining to be purchased at September 30, 2021.
(e)	Not applicable.

ITEM 3.Defaults Upon Senior Securities

Not applicable.

ITEM 4.Mine Safety Disclosures

Not applicable.

ITEM 5.Other Information

(a) Not applicable.

(b) Not applicable.

ITEM 6.Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

Number	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Accounting Officer
99	Report of Independent Registered Public Accounting Firm
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

Date:	November 15, 2021	BY:	/s/ David J. Bursic
David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

Date:	November 15, 2021	BY:	/s/ Mary C. Magestro-Johnston
Mary C. Magestro-Johnston Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)