Form 10-Q
period 2021-12-31
WVS FINANCIAL CORP
filed 2022-02-14
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

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

Shares outstanding as of February 8, 2022: 1,883,114 shares of Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	December 31, 2021	June 30, 2021
ASSETS

Cash and due from banks	$2,656	$2,514
Interest-earning demand deposits	292	37
Total cash and cash equivalents	2,948	2,551
Certificates of deposit	350	350
Investment securities available-for-sale (amortized cost of $137,703 and $150,886)	137,754	151,577
Investment securities held-to-maturity (fair value of $9,978 and $15,592)	9,953	15,489
Mortgage-backed securities held-to-maturity (fair value of $113,083 and $82,659)	112,797	82,459
Net loans receivable (allowance for loan losses of $529 and $565)	78,526	80,684
Accrued interest receivable	746	749
Federal Home Loan Bank (FHLB) stock, at cost	6,264	6,044
Premises and equipment	605	657
Deferred tax assets (net)	409	245
Bank owned life insurance	5,077	5,021
Other assets	142	252
TOTAL ASSETS	$355,571	$346,078
Liabilities and Stockholders’ Equity
LIABILITIES

Savings Deposits:
Non-interest-bearing accounts	$26,923	$25,452
NOW accounts	27,896	26,881
Savings accounts	49,568	50,058
Money market accounts	22,529	22,995
Certificates of deposit	33,096	29,731
Advance payments by borrowers for taxes and insurance	1,373	2,050
Total Savings Deposits	161,385	157,167

Federal Home Loan Bank advances: long-term – fixed rate	5,000	10,000
Federal Home Loan Bank advances: long-term – variable rate	-	25,000
Federal Home Loan Bank advances: short-term	148,600	113,093
Total Federal Home Loan Bank advances	153,600	148,093

Accrued interest payable	92	155
Other liabilities	2,272	2,274
TOTAL LIABILITIES	317,349	307,689
STOCKHOLDERS' EQUITY

Preferred stock: 5,000,000 authorized, none outstanding	-	-
Common stock: 10,000,000 authorized, 3,805,636 shares issued;	38	38
Additional paid in capital	21,611	21,596
Treasury stock: 1,921,522 and 1,921,522 shares at cost, respectively	(29,119)	(29,119)
Retained earnings, substantially restricted	47,439	47,186
Accumulated other comprehensive income	-	502
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,747)	(1,814)
TOTAL STOCKHOLDERS’ EQUITY	38,222	38,389
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$355,571	$346,078

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$716	$806	$1,413	$1,670
Investment securities	334	398	693	835
Mortgage-backed securities	238	204	438	473
Certificates of deposit	2	4	4	10
FHLB Stock	57	47	117	136
Total interest and dividend income	1,347	1,459	2,665	3,124
INTEREST EXPENSE:
Deposits	35	92	72	196
Federal Home Loan Bank advances – long-term – fixed rate	40	78	97	193
Federal Home Loan Bank advances – long-term – variable rate	-	19	35	92
Federal Home Loan Bank advances – short-term	70	27	115	60
Other short-term borrowings	-	-	-	1
Total interest expense	145	216	319	542
NET INTEREST INCOME	1,202	1,243	2,346	2,582
(CREDIT) PROVISION FOR LOAN LOSSES	(22)	(8)	(36)	(7)
NET INTEREST INCOME AFTER (CREDIT) PROVISION FOR LOAN LOSSES	1,224	1,251	2,382	2,589
NON-INTEREST INCOME:
Service charges on deposits	26	19	48	41
Earnings on Bank Owned Life Insurance	28	29	56	57
Investment securities gains	39	11	74	36
Other than temporary impairment (“OTTI”) losses	-	-	-	(13)
Portion of loss (gain) recognized in other comprehensive income (before taxes)	-	-	-	-
Net impairment loss recognized in earnings	-	-	-	(13)
ATM fee income	37	36	76	74
Other	8	8	22	19
Total non-interest income	138	103	276	214
NON-INTEREST EXPENSE:
Salaries and employee benefits	554	542	1,143	1,094
Occupancy and equipment	96	70	164	138
Data processing	58	61	120	120
Correspondent bank service charges	9	10	19	19
Federal deposit insurance premium	24	27	46	54
ATM Network expense	21	21	42	43
Other	157	145	317	288
Total non-interest expense	919	876	1,851	1,756
INCOME BEFORE INCOME TAXES	443	478	807	569
INCOME TAX EXPENSE	113	123	206	272
NET INCOME	$330	$355	$601	$775
EARNINGS PER SHARE:
Basic	$0.19	$0.20	$0.35	$0.44
Diluted	$0.19	$0.20	$0.35	$0.44
AVERAGE SHARES OUTSTANDING:
Basic	1,740,704	1,749,372	1,739,465	1,748,705
Diluted	1,740,704	1,749,372	1,739,465	1,748,705

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

NET INCOME	$330	$355	$601	$775
OTHER COMPREHENSIVE INCOME
Investment securities available for sale not other-than-temporarily impaired:
(Losses) gains arising during the year	(461)	348	(564)	1,377
Less: Income tax effect	96	(73)	117	(288)
	(365)	275	(447)	1,089
(Gains) recognized in earnings	(39)	(11)	(74)	(36)
Less: Income tax effect	8	2	15	7
	(31)	(9)	(59)	(29)
Unrealized holding (losses) gains on investment securities available for sale not other-than-temporarily impaired, net of tax	(396)	266	(506)	1,060
Investment securities held to maturity other-than-temporarily impaired:
Total losses	-	-	-	13
Losses recognized in earnings	-	-	-	13
Gains (losses) recognized in comprehensive income	-	-	-	-
Income tax effect	-	-	-	-
	-	-	-	-
Accretion of other comprehensive gain on other-than-temporarily impaired securities held to maturity	2	4	5	9
Less: Income tax effect	(1)	(1)	(1)	(3)

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	1	3	4	6
Other comprehensive (loss) income	(395)	269	(502)	1,066
COMPREHENSIVE (LOSS) INCOME	$(65)	$624	$99	$1,841

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive (Loss) Income	Unallocated ESOP Shares	Total
Balance September 30, 2021	$38	$21,604	$(29,119)	$47,283	$395	$(1,780)	$38,421
Net income	-	-	-	330	-	-	330
Other comprehensive loss	-	-	-	-	(395)	-	(395)
Amortization of unallocated ESOP shares	-	7	-	-	-	33	40
Cash dividends declared ($0.10 per share)	-	-	-	(174)	-	-	(174)
Balance December 31, 2021	$38	$21,611	$(29,119)	$47,439	$-	$(1,747)	$38,222

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive (Loss) Income	Unallocated ESOP Shares	Total
Balance June 30, 2021	$38	$21,596	$(29,119)	$47,186	$502	$(1,814)	$38,389
Net income	-	-	-	601	-	-	601
Other comprehensive income	-	-	-	-	(502)	-	(502)
Amortization of unallocated ESOP shares	-	15	-	-	-	67	82
Cash dividends declared ($0.20 per share)	-	-	-	(348)	-	-	(348)
Balance December 31, 2021	$38	$21,611	$(29,119)	$47,439	$-	$(1,747)	$38,222

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive (Loss) Income	Unallocated ESOP Shares	Total
Balance September 30, 2020	$38	$21,578	$(28,827)	$46,835	$241	$(1,926)	$37,939
Net income	-	-	-	355	-	-	355
Other comprehensive income	-	-	-	-	269	-	269
Amortization of unallocated ESOP shares	-	3	-	-	-	35	38
Cash dividends declared ($0.10 per share)	-	-	-	(174)	-	-	(174)
Balance December 31, 2020	$38	$21,581	$(28,827)	$47,016	$510	$(1,891)	$38,427

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive (Loss) Income	Unallocated ESOP Shares	Total
Balance June 30, 2020	$38	$21,577	$(28,775)	$46,590	$(556)	$(1,961)	$36,913
Net income	-	-	-	775	-	-	775
Other comprehensive income	-	-	-	-	1,066	-	1,066
Purchase of treasury stock (4,014 shares)	-	-	(52)	-	-	-	(52)
Amortization of unallocated ESOP shares	-	4	-	-	-	70	74
Cash dividends declared ($0.20 per share)	-	-	-	(349)	-	-	(349)
Balance December 31, 2020	$38	$21,581	$(28,827)	$47,016	$510	$(1,891)	$38,427

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	December 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$601	$775
Adjustments to reconcile net income to cash (used for) provided by operating activities:
(Credit) Provision for loan losses	(36)	(7)
Depreciation	56	36
Investment securities gains	(74)	(36)
Net impairment loss recognized in earnings	-	13
Amortization of discounts, premiums and deferred loan fees, net	601	79
Amortization of unallocated ESOP shares	82	74
Deferred income taxes	(30)	32
Increase (decrease) in accrued income taxes	126	(377)
Earnings on bank owned life insurance	(56)	(57)
Increase in accrued employee benefits	100	92
Decrease in accrued interest receivable	3	135
Decrease in accrued interest payable	(63)	(274)
Increase in deferred director compensation payable	27	28
Other, net	(145)	(95)
Net cash provided by operating activities	1,192	418

INVESTING ACTIVITIES
Available-for-sale:
Purchases of investment securities	(23,273)	(35,836)
Proceeds from sale of investments	9,060	3,038
Proceeds from repayments of investment securities	26,864	31,807
Held-to-maturity:
Purchase of mortgage-backed securities	(50,752)	-
Proceeds from repayments of investment securities	5,540	750
Proceeds from repayments of mortgage-backed securities	20,435	38,678
Purchases of certificates of deposit	(100)	(100)
Maturities/redemptions of certificates of deposit	100	1,093
Purchase of loans	(1,579)	(7,951)
Net decrease in net loans receivable	3,757	8,725
Purchase of FHLB stock	(6,650)	(8,116)
Redemption of FHLB stock	6,430	9,400
Acquisition of premises and equipment	(4)	(127)
Net cash (used for) provided by investing activities	(10,172)	41,361

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	December 31,
	2021	2020
FINANCING ACTIVITIES
Net increase in transaction and savings accounts	$1,530	$2,979
Net increase (decrease) in certificates of deposit	3,365	(5,358)
Net decrease in advance payments by borrowers for taxes and insurance	(677)	(733)
Repayments of Federal Home Loan Bank long-term advances	(30,000)	(65,000)
Net increase in FHLB short-term advances	35,507	33,522
Repayments of other short-term borrowings	-	(6,000)
Purchase of treasury stock	-	(52)
Cash dividends paid	(348)	(349)
Net cash provided by (used for) financing activities	9,377	(40,991)
Increase in cash and cash equivalents	397	788
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,551	2,500
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$2,948	$3,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$382	$816
Income taxes	65	653

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of WVS Financial Corp. (the Company) and subsidiary have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2021, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, loan modifications deemed to be COVID-19 related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or December 31, 2020. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. As of January 1, 2022, West View Savings Bank (the Savings Bank) had no loans remaining in deferral.

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

In November, 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which amended the effective date of ASU 2016-13 for entities other than public business entities (PBEs), by requiring non-PBEs to adopt the standard for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Therefore, the revised effective dates of ASU 2016-13 for PBEs that are SEC filers will be fiscal years beginning after December 15, 2019, including interim periods within those years, PBEs other than SEC filers will be for fiscal years beginning after December 15, 2020, including interim periods within those years, and all other entities (non-PBEs) will be for fiscal years beginning after December 15, 2021, including interim periods within those years. The ASU also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Rather, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The effective date and transition requirements for ASU 2018-19 are the same as those in ASU 2016-13, as amended by ASU 2018-19. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid- November. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid- November. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326,Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid- November. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services - Depository and Lending (Topic 942), and Financial Services - Investment Companies (Topic 946): Admendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Admendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update), to amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants.  This ASU was effective upon issuance and did not have a significant impact on the Company's financial statements.

In October 2021, the FASB issued ASU 2021-07, Stock Compensation (Topic 718): Determining the Current Price of an Underlying Share for Equity-Classified Share-Based Awards, which provides a practical expedient whereby a nonpublic entity is allowed to determine the current price input of equity-classified share-based awards issued to both employees and nonemployees using the reasonable application of a reasonable valuation method.  The ASU is effective prospectively for all qualifying awards granted or modified during fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805):  Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which addresses how an acquirer should recognize and measure revenue contracts acquired in a business combination.  For public business entities, the ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  For all other entities, the ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.

In November 2021, the FASB issued ASU 2021-09, Leases (Topic 842):  Discount Rate for Lessees That Are Not Public Business Entities, which allows lessees that are not public business entities (PBEs) to make the risk-free discount rate accounting policy election by class of underlying asset, rather than at the entity-wide level.  An entity that makes this election is required to disclose its election, including the asset class to which it has made the accounting policy election.  The ASU also requires a lessee that is not a PBE to use the rate implicit in the lease when it is readily determinable (instead of the risk-free rate), regardless of whether the lessee applies the risk-free rate accounting policy election.  For a lessee that is not a PBE and has not yet adopted ASC 842 as of November 11, 2021, the transition and effective date provisions in ASC 842-10-65-1 apply.  For a lessee that is not a PBE and has adopted ASC 842 as of November 11, 2021, (a) the amendments are effective for annual reporting periods beginning after December 15, 2021, and interim reporting periods beginning after December 15, 2022, with early application permitted, and (b) the use of a modified retrospective transition method is required.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which is intended to increase transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance they receive.  The ASU requires the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance, such as a grant model within FASB Accounting Standards Codification Suptopic 958-605, Not-for-Profit Entities - Revenue Recognition: (a) information about the nature of the transactions and the related accounting policy used to account for the transactions; (b) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (c) significant terms and conditions of the transactions, including commitments and contingencies.  The ASU is effective for financial statements issued for annual periods beginning after December 15, 2021.  Early application is permitted.  An entity should apply the amendments either (a) prospectively to all transactions within the scope of the ASU that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (b) retrospectively to those transactions.

3.	REVENUE RECOGNITION

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

4.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Weighted average common shares outstanding	3,805,636	3,805,636	3,805,636	3,805,636
Average treasury stock shares	(1,921,522)	(1,902,946)	(1,921,522)	(1,902,374)
Average unallocated ESOP shares	(143,410)	(153,318)	(144,649)	(154,557)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,740,704	1,749,372	1,739,465	1,748,705
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,740,704	1,749,372	1,739,465	1,748,705

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

The unallocated shares controlled by the ESOP are not considered in the weighted-average shares outstanding until the shares are committed for allocation to an employee’s individual account.

5.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of investments are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
December 31, 2021
AVAILABLE FOR SALE
U.S. government agency securities	$3,204	$-	$(22)	$3,182
Corporate debt securities	96,710	220	(154)	96,776
Foreign debt securities1	37,065	92	(72)	37,085
Obligations of states and political subdivisions	724	-	(13)	711
Total	$137,703	$312	$(261)	$137,754

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
December 31, 2021
HELD TO MATURITY
U.S. government agency securities	$7,748	$-	$(50)	$7,698
Obligations of states and political subdivisions	2,205	75	-	2,280
Total	$9,953	$75	$(50)	$9,978

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
June 30, 2021
AVAILABLE FOR SALE
U.S. government agency securities	$3,215	$-	$(1)	$3,214
Corporate debt securities	109,501	546	(7)	110,040
Foreign debt securities1	37,440	179	(21)	37,598
Obligations of states and political subdivisions	730	-	(5)	725
Total	$150,886	$725	$(34)	$151,577

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
June 30, 2021
HELD TO MATURITY
U.S. government agency securities	$12,744	$5	$-	$12,749
Obligations of states and political subdivisions	2,745	98	-	2,843
Total	$15,489	$103	$-	$15,592

 1 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

The Company recorded gross realized investment security gains of $39.5 thousand and $74.3 thousand during the three and six months ended December 31, 2021, respectively.  Proceeds from the sales of investment securities totaled $3.0 million and $9.1 million during the same periods.

The Company recorded gross realized investment security gains of $10.9 thousand and $36.2 thousand during the three and six months ended December 31, 2020, respectively.  Proceeds from the sales of investment securities totaled $2.0 million and $3.0 million during the same periods.

The amortized cost and fair values of debt securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$55,191	$82,043	$469	$-	$137,703
Fair value	55,239	82,054	461	-	137,754
HELD TO MATURITY
Amortized cost	$1,185	$1,020	$7,748	$-	$9,953
Fair value	1,213	1,067	7,698	-	9,978

At December 31, 2021 investment securities with amortized costs of $13.2 million and $33.6 million and fair values of $13.2 million and $33.7 million were pledged to secure borrowings with the Federal Home Loan Bank (“FHLB”) of Pittsburgh and the Federal Reserve Bank of Cleveland (“FRB”), respectively. Of the securities pledged to the FRB, $33.6 million of amortized cost, and $33.7 million of fair value, was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

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

At December 31, 2021, the Company’s Agency CMOs totaled $112.5 million as compared to $82.1 million at June 30, 2021. The Company’s Private-Label CMOs totaled $334 thousand at December 31, 2021 as compared to $400 thousand at June 30, 2021. The $30.3 million increase in the Agency CMO segment of our MBS portfolio was due to purchases of Agency CMOs which totaled $50.8 million, partially offset by repayments totaling $20.4 million. During the three and six months ended December 31, 2021, the Company received principal payments totaling $42 thousand and $71 thousand on its Private-Label CMOs. At  December 31, 2021 and June 30, 2021, all of the Company’s MBS portfolio was comprised of adjustable or floating rate investments. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for Private-Label CMOs and there can be no assurance that any secondary market for Private-Label CMOs will develop. The Private-Label CMO portfolio had six previously recorded other-than-temporary impairments at December 31, 2021. During the three and six months ended December 31, 2021, the Company recorded no additional credit impairment charge on its Private-Label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values of its securities are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the Private-Label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s Private-Label CMO portfolio as of December 31, 2021. At the time of purchase, all of our Private-Label CMOs were rated in the highest investment category by at least two ratings agencies.

		At December 31, 2021
		Rating			Book Value	Fair Value2	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(Dollars in Thousands)
126694CP1	CWHL SER 21 A11	NR	WR	D	$211	$247	$271
126694KF4	CWHL SER 24 A15	NR	NR	D	91	121	181
126694MP0	CWHL SER 26 1A5	NR	NR	WD	32	40	48
					$334	$408	$500

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
December 31, 2021
HELD TO MATURITY
Collateralized mortgage obligations:
Agency	$112,463	$458	$(246)	$112,675
Private-label	334	74	-	408
Total	$112,797	$532	$(246)	$113,083

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2021
HELD TO MATURITY
Collateralized mortgage obligations:
Agency	$82,059	$283	$(140)	$82,202
Private-label	400	57	-	457
Total	$82,459	$340	$(140)	$82,659

The amortized cost and fair value of the Company’s mortgage-backed securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
HELD TO MATURITY
Amortized cost	$-	$35	$-	$112,762	$112,797
Fair value	-	35	-	113,048	113,083

At December 31, 2021, mortgage-backed securities with amortized costs of $112.5 million and fair values of $112.6 million were pledged to secure public deposits and borrowings with the FHLB.  Of the securities pledged, $20.0 million of fair value was excess collateral. At June 30, 2021, mortgage-backed securities with an amortized cost of $78.9 million and fair values of $79.0 million, were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $5.0 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

 2 Fair value estimate provided by the Company’s independent third-party valuation consultant.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) by component, for the three and six months ended December 31, 2021 and 2020.

	Three Months Ended December 31, 2021
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – September 30, 2021	$436	$(41)	$395
Other comprehensive loss before reclassifications	(365)	-	(365)
Amounts reclassified from accumulated other comprehensive (loss) income	(31)	1	(30)
Net current-period other comprehensive (loss) income	(396)	1	(395)
Ending Balance – December 31, 2021	$40	$(40)	$-

	Six Months Ended December 31, 2021
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – June 30, 2021	$546	$(44)	$502
Other comprehensive (loss) before reclassifications	(447)	-	(447)
Amounts reclassified from accumulated other comprehensive (loss) income	(59)	4	(55)
Net current-period other comprehensive (loss) income	(506)	4	(502)
Ending Balance – December 31, 2021	$40	$(40)	$-

	Three Months Ended December 31, 2020
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – September 30, 2020	$295	$(54)	$241
Other comprehensive income before reclassifications	275	-	275
Amounts reclassified from accumulated other comprehensive (loss) income	(9)	3	(6)
Net current-period other comprehensive income	266	3	269
Ending Balance – December 31, 2020	$561	$(51)	$510

	Six Months Ended December 31, 2020
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – June 30, 2020	$(499)	$(57)	$(556)
Other comprehensive income before reclassifications	1,089	-	1,089
Amounts reclassified from accumulated other comprehensive (loss) income	(29)	6	(23)
Net current-period other comprehensive income	1,060	6	1,066
Ending Balance – December 31, 2020	$561	$(51)	$510

8.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2021 and June 30, 2021.

	December 31, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
U.S. government securities	$10,880	$(72)	$-	$-	$10,880	$(72)
Corporate debt securities	37,074	(154)	-	-	37,074	(154)
Foreign debt securities3	14,330	(72)	-	-	14,330	(72)
Obligations of states and political subdivisions	461	(8)	250	(5)	711	(13)
Collateralized mortgage obligations	34,105	(170)	7,488	(76)	41,593	(246)
Total	$96,850	$(476)	$7,738	$(81)	$104,588	$(557)

	June 30, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
U.S. government agency securities	$3,214	$(1)	$-	$-	$3,214	$(1)
Corporate debt securities	17,111	(7)	-	-	17,111	(7)
Foreign debt securities[3]	10,929	(21)	-	-	10,929	(21)
Obligations of states and political subdivisions	725	(5)	-	-	725	(5)
Collateralized mortgage obligations	22,810	(42)	10,407	(98)	33,217	(140)
Total	$54,789	$(76)	$10,407	$(98)	$65,196	$(174)

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
	(Dollars in Thousands)		(Dollars in Thousands)
Beginning balance	$322	$324	$322	$311
Initial credit impairment	-	-	-	-
Subsequent credit impairment	-	-	-	13
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-	-	-
Reductions for securities sold	-	-	-	-
Reduction for actual realized losses	-	-	-	-
Reduction for increase in cash flows expected to be collected	-	-	-	-
Ending balance	$322	$324	$322	$324

 3 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

During the three and six months ended December 31, 2021, the Company did not record any subsequent credit impairment charge and non-credit unrealized holding losses to accumulated other comprehensive income. During the three and six months ended December 31, 2021, the Company accreted back out of other comprehensive income $1 thousand (net of income tax effect of $1 thousand) and $4 thousand (net of income tax effect of $1 thousand), based on principal repayments on Private-Label CMOs previously identified with OTTI.

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

The Company reviewed the independent third party’s assumptions used in the December 31, 2021 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

The Company had investments in 62 positions that were temporarily impaired at December 31, 2021. Based on its analysis, management has concluded that three Private-Label CMOs are OTTI, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of  December 31, 2021 and June 30, 2021.

	December 31, 2021			June 30, 2021
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$63,431	$-	$63,431	$67,410	$-	$67,410
Construction	3,151	-	3,151	2,612	-	2,612
Land acquisition & development	670	-	670	666	-	666
Multi-family dwellings	3,334	-	3,334	3,469	-	3,469
Commercial	4,929	-	4,929	3,939	-	3,939
Consumer Loans
Home equity	1,991	-	1,991	1,340	-	1,340
Home equity lines of credit	1,301	-	1,301	1,508	-	1,508
Other	21	-	21	27	-	27
Commercial Loans	-	-	-	-	-	-
	$78,828	$-	$78,828	$80,971	$-	$80,971
Plus: Deferred loan costs	227			278
Allowance for loan losses	(529)			(565)
Total	$78,526			$80,684

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

As of December 31, 2021and June 30, 2021, there were no loans considered to be impaired and no nonaccrual loans.

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$-	$-	$-	$-
Construction	-	-	-	-
Land acquisition & development	-	-	-	-
Commercial real estate	-	-	-	-
Home equity lines of credit	-	-	-	-
Total	$-	$-	$-	$-
Income that would have been recognized	$-	$-	$-	$-
Interest income recognized	$-	$-	$-	$-
Interest income foregone	$-	$-	$-	$-

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

During the three and six months ended December 31, 2021 and 2020, there were no troubled debt restructurings, and no troubled debt restructurings that subsequently defaulted.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at December 31, 2021, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2021 and June 30, 2021:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
	(Dollars in Thousands)
December 31, 2021
First mortgage loans:
1 – 4 family dwellings	$63,431	$-	$-	$-	$-	$-	$63,431
Construction	3,151	-	-	-	-	-	3,151
Land acquisition & development	670	-	-	-	-	-	670
Multi-family dwellings	3,334	-	-	-	-	-	3,334
Commercial	4,929	-	-	-	-	-	4,929
Consumer Loans:
Home equity	1,991	-	-	-	-	-	1,991
Home equity lines of credit	1,301	-	-	-	-	-	1,301
Other	21	-	-	-	-	-	21
Commercial Loans	-	-	-	-	-	-	-
	$78,828	$-	$-	$-	$-	$-	$78,828
Deferred loan costs							227
Allowance for loan losses							(529)
Net Loans Receivable							$78,526

	Current	30 – 59 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
	(Dollars in Thousands)
June 30, 2021
First mortgage loans:
1 – 4 family dwellings	$67,410	$-	$-	$-	$-	$67,410
Construction	2,612	-	-	-	-	2,612
Land acquisition & development	666	-	-	-	-	666
Multi-family dwellings	3,469	-	-	-	-	3,469
Commercial	3,939	-	-	-	-	3,939
Consumer Loans
Home equity	1,340	-	-	-	-	1,340
Home equity lines of credit	1,508	-	-	-	-	1,508
Other	27	-	-	-	-	27
Commercial Loans	-	-	-	-	-	-
	$80,971	$-	$-	$-	$-	$80,971
Deferred loan costs						278
Allowance for loan losses						(565)
Net Loans Receivable						$80,684

Credit quality information

The following tables represent credit exposure by internally assigned grades for the periods ended December 31, 2021 and June 30, 2021. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at December 31, 2021 and June 30, 2021.

	December 31, 2021
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial
	(Dollars in Thousands)
Pass	$3,151	$670	$3,334	$4,929	$-
Special Mention	-	-	-	-	-
Substandard	-	-	-	-	-
Doubtful	-	-	-	-	-
Ending Balance	$3,151	$670	$3,334	$4,929	$-

	June 30, 2021
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial
	(Dollars in Thousands)
Pass	$2,612	$666	$3,469	$3,939	$-
Special Mention	-	-	-	-	-
Substandard	-	-	-	-	-
Doubtful	-	-	-	-	-
Ending Balance	$2,612	$666	$3,469	$3,939	$-

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended December 31, 2021 and June 30, 2021.

	December 31, 2021
	1 – 4 Family	Consumer
	(Dollars in Thousands)
Performing	$63,431	$3,313
Non-performing	-	-
Total	$63,431	$3,313

	June 30, 2021
	1 – 4 Family	Consumer
	(Dollars in Thousands)
Performing	$67,410	$2,875
Non-performing	-	-
Total	$67,410	$2,875

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

The Company had no unallocated loss allowance balance at December 31, 2021

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

The following tables summarize the primary segments of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2021 and 2020. Activity in the allowance is presented for the three and six months ended December 31, 2021 and 2020.

	As of December 31, 2021
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2021	$372	$34	$21	$23	$65	$36	$-	$551
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(30)	15	(1)	(2)	(3)	(1)	-	(22)
Ending ALLL Balance at December 31, 2021	$342	$49	$20	$21	$62	$35	$-	$529
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	342	49	20	21	62	35	-	529
	$342	$49	$20	$21	$62	$35	$-	$529

	As of December 31, 2021
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2021	$389	$50	$11	$24	$59	$32	$-	$565
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(47)	(1)	9	(3)	3	3	-	(36)
Ending ALLL Balance at December 31, 2021	$342	$49	$20	$21	$62	$35	$-	$529
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	342	49	20	21	62	35	-	529
	$342	$49	$20	$21	$62	$35	$-	$529

	December 31, 2020
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at September 30, 2020	$454	$36	$7	$26	$64	$30	$2	$619
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(8)	(2)	(1)	(1)	(2)	6	-	(8)
Ending ALLL Balance at December 31, 2020	$446	$34	$6	$25	$62	$36	$2	$611
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	446	34	6	25	62	36	2	611
	$446	$34	$6	$25	$62	$36	$2	$611

	As of December 31, 2020
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2020	$449	$38	$6	$26	$66	$32	$1	$618
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(3)	(4)	-	(1)	(4)	4	1	(7)
Ending ALLL Balance at December 31, 2020	$446	$34	$6	$25	$62	$36	$2	$611
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	446	34	6	25	62	36	2	611
	$446	$34	$6	$25	$62	$36	$2	$611

During the three and six months ended December 31, 2021, the Company’s ALLL decreased by $22 thousand and $36 thousand, respectively.  During the three and six months ended December 31, 2021 approximately $22 thousand and $43 thousand, respectively, of the decrease was attributable to the reversal of the Company’s previously recorded COVID-19 provision.  The Company anticipates reversing the remaining COVID-19 provision quarterly over the remainder of fiscal 2022, which totaled approximately $44.9 thousand at december 31, 2021.

During the three and six months ended December 31, 2020, the ALLL also decreased $8 thousand and $7 thousand, respectively, due to decreases in the ALLL associated with the 1-4 family construction, multi-family and commercial real estate segments partially offset by increases in the ALLL associated with the consumer loans and commercial  loans (not secured by real estate).

10.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of December 31, 2021and June 30, 2021.

	Maturity range		Weighted-average	Stated interest rate range		December 31,	June 30,
Description	from	to	interest rate4	from	to	2021	2021
						(Dollars in Thousands)
Fixed	10/1/2021	10/3/2022	3.09%	2.95%	3.09%	$5,000	$10,000
Adjustable	10/1/2021	10/1/2021	N/A	0.29%	0.36%	-	25,000
Total						$5,000	$35,000
__________________________
[4] As of December 31, 2021

Maturities of FHLB long-term advances at December 31, 2021, are summarized as follows:

Maturing During		Weighted-
Fiscal Year Ended		Average
June 30:	Amount	Interest Rate5
(Dollars in Thousands)
2022	$-	-
2023	5,000	3.09%
2024	-	-
2025	-	-
2026	-	-
2026 and thereafter	-	-
Total	$5,000	3.09%

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021
	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$148,600	$113,093
Average balance	90,018	34,715
Maximum month-end balance	148,600	113,093
Average interest rate	0.25%	0.34%
Weighted-average rate at period end	0.05%	0.28%

At December 31, 2021, the Company had remaining borrowing capacity with the FHLB of approximately $20.0 million.

The FHLB advances are secured by the Company’s FHLB stock, loans, and mortgage-backed and investment securities held in safekeeping at the FHLB. FHLB advances are subject to substantial prepayment penalties.

11.	OTHER SHORT-TERM BORROWINGS

The Company periodically utilizes other short-term borrowings comprised of Federal Reserve Bank of Cleveland (“FRB”) discount window borrowings. FRB discount window borrowings mature within 90 days and may be repaid prior to maturity without penalty, in whole or in part, plus accrued interest. The following table presents information regarding the FRBC borrowings as of December 31, 2021 and June 30, 2021:

FRBC Discount Window Borrowings:

	December 31,	June 30,
	2021	2020
	(Dollars in Thousands)
Ending balance	$-	$-
Average balance	-	456
Maximum month-end balance	-	5,875
Average interest rate	-%	0.25%
Weighted-average rate at period end	-%	-%

            At December 31, 2021 the Company had remaining borrowing capacity with the FRB of appoximately $33.6 million.

[5] As of December 31, 2021.

12.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of December 31, 2021 and June 30, 2021, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2021
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
U.S. government agency securities	$-	$3,182	$-	$3,182
Corporate debt securities	-	96,776	-	96,776
Foreign debt securities[6]	-	37,085	-	37,085
Obligations of states and political subdivisions	-	711	-	711
	$-	$137,754	$-	$137,754

[6] U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

	June 30, 2021
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
U.S. government agency securities	$-	$3,214	$-	$3,214
Corporate securities	-	110,040	-	110,040
Foreign debt securities[7]	-	37,598	-	37,598
Obligations of states and political subdivisions	-	725	-	725
	$-	$151,577	$-	$151,577

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments are as follows:

	December 31, 2021
	Carrying Amount	Fair Value	Level I	Level II	Level III
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$2,948	$2,948	$2,948	$-	$-
Certificates of deposit	350	350	350	-	-
Investment securities – held to maturity	9,953	9,978	-	9,978	-
Mortgage-backed securities – held to maturity:
Agency	112,463	112,675	-	112,675	-
Private-label	334	408	-	-	408
Net loans receivable	78,526	80,449	-	-	80,449
Accrued interest receivable	746	746	746	-	-
FHLB stock	6,264	6,264	6,264	-	-
Bank owned life insurance	5,077	5,077	5,077	-	-
FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$26,923	$26,923	$26,923	$-	$-
Interest-earning checking	27,896	27,896	27,896	-	-
Savings accounts	49,568	49,568	49,568	-	-
Money market accounts	22,529	22,529	22,529	-	-
Certificates of deposit	33,096	33,453	-	-	33,453
Advance payments by borrowers for taxes and insurance	1,373	1,373	1,373	-	-
FHLB advances – fixed rate	5,000	5,049	-	-	5,049
FHLB advances – variable rate	-	-	-	-	-
FHLB short-term advances	148,600	148,600	148,600	-	-
Accrued interest payable	92	92	92	-	-

 7 U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

	June 30, 2021
	Carrying Amount	Fair Value	Level I	Level II	Level III
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$2,551	$2,551	$2,551	$-	$-
Certificates of deposit	350	350	350	-	-
Investment securities – held to maturity	15,489	15,592	-	15,592	-
Mortgage-backed securities – held to maturity:
Agency	82,059	82,202	-	82,202	-
Private-label	400	457	-	-	457
Net loans receivable	80,684	82,930	-	-	82,930
Accrued interest receivable	749	749	749	-	-
FHLB stock	6,044	6,044	6,044	-	-
Bank owned life insurance	5,021	5,021	5,021	-	-
FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$25,452	$25,452	$25,452	$-	$-
Interest-earning checking	26,881	26,881	26,881	-	-
Savings accounts	50,058	50,058	50,058	-	-
Money market accounts	22,995	22,995	22,995	-	-
Certificates of deposit	29,731	29,763	-	-	29,763
Advance payments by borrowers for taxes and insurance	2,050	2,050	2,050	-	-
FHLB advances – fixed rate	10,000	9,763	-	-	9,763
FHLB advances – variable rate	25,000	25,000	25,000	-	-
FHLB short-term advances	113,093	113,093	113,093	-	-
Accrued interest payable	155	155	155	-	-

All financial instruments included in the above tables, with the exception of net loans receivable, certificates of deposit liabilities, and FHLB advances – fixed rate, are carried at cost, which approximates the fair value of the instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED September 30, 2021

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

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from five offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at December 31, 2021.

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

The Company has responded to the circumstances surrounding the pandemic to support the safety and well-being of the employees, customers and shareholders by enacting the following measures:

•	Modified branch business hours Monday through Thursday to close at 4:00 pm (no change), Friday close at 5:00 pm (as opposed to 6:00 pm) and Saturday close at 12:00 pm (no change);

•	Monitor federal, state and local COVID-19 websites and adopt guidance as appropriate and feasible;

•

Encourage customers to use our various on-line portals (e.g. internet banking, online bill pay service), automated teller machines and night depositories to redirect routine transactions away from our branch staff as much as possible; and

•	Non-branch banking services (e.g. lending, accounting, check and electronic processing) continue to be offered consistent with COVID-19 guidelines.

Branch Closure

        On December 17, 2021, the company closed its leased branch office located at 572 Lincoln Avenue, Bellevue, PA (Bellevue Branch).  Upon closing the Bellevue Branch, associated deposits totaling approximately $11.9 million were transfered to our West View Borough branch.  Management anticipates that a significant portion of the transferred deposits will remain with the West View Borough branch.

FINANCIAL CONDITION

The Company’s assets totaled $355.6 million at December 31, 2021, as compared to $346.1 million at June 30, 2021. The $9.5 million, or 2.7%, increase in total assets was primarily due to a $30.3 million increase in floating rate U.S. Government Agency mortgage-backed securities, which were partially offset by a $13.8 million decrease in available-for-sale investment securities and a $5.5 million decrease in held-to-maturity investment securities. The decrease in investment securities available-for-sale was primarily the result of maturities and early issuer redemptions of $26.9 million and $9.1 million, respectively, partially offset by purchases of investment securities totaling $23.3 million. The increase in mortgage-backed securities was due primarily to purchases of floating rate U.S. Government Agency mortgage-backed securities totaling approximately $50.8 million, partially offset by repayments of $20.4 million on mortgage-backed securities.

The Company’s total liabilities increased $9.7 million, or 3.1%, to $317.3 million as of December 31, 2021 from $307.7 million as of June 30, 2021. The increase in total liabilities was primarily comprised of a $35.5 million, or 31.4%, increase in FHLB short-term advances and a $4.2 million increase in deposits, partially offset by a $30.0 million decrease in FHLB long-term advances.   The increase in total deposits was primarily attributable to increases in certificates of deposit, non-interest bearing accounts, and NOW accounts of $3.4 million, $1.5 million, and $1.0 million, respectively, partially offset by decreases in money market accounts of $466 thousand, savings accounts of $490 thousand and advance payments by borrowers for taxes and insurance of $677 thousand.  The increase in certificates of deposit was primarily the result of a $4.4 million increase in brokered deposits, which more than offset a $1.0 million decrease in retail time deposits. A significant portion of retail time deposits were transferred into savings accounts. The increase FHLB short-term borrowings and brokered deposits primarily funded purchases of mortgage-backed securities and available-for-sale investment securities. See also Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

Total stockholders’ equity decreased $167 thousand, or 0.4%, to $38.2 million as of December 31, 2021, from $38.4 million as of June 30, 2021. The decrease in stockholders’ equity was primarily attributable to a decrease in accumulated other comprehensive income of $502 thousand and cash dividends paid totaling $348 thousand, which were partially offset by net income totaling $602 thousand and an increase in amortization of unallocated ESOP shares of $67 thousand. The decrease in accumulated other comprehensive income was primarily the result of an increase in the unrealized loss on the Company’s available-for-sale investment portfolio.

RESULTS OF OPERATIONS

General. WVS reported net income of $330 thousand, or $0.19 earnings per share (basic and diluted), for the three months ended December 31, 2021 as compared to $355 thousand, or $0.20 per share (basic and diluted), for the same period in 2020. The $25 thousand decrease in net income for the for the three months ended December 31, 2021 was primarily attributable to a $41 thousand decrease in net interest income and a $43 thousand increase in non-interest expense, which were partially offset by a $10 thousand decrease in income tax expense, a $35 thousand increase in non-interest income and a $14 thousand decrease in the provision for loan losses, when compared to the same period in 2020.

Net income for the six months ended December 31, 2021 totaled $601 thousand, or $0.35 per share (diluted and basic), as compared to $775 thousand, or $0.44 per diluted share for the same period in 2020.  The $174 thousand, or 22.5%, decrease in net income during the six months ended December 31, 2021 was primarily attributable to a $236 thousand decrease in net interest income and a $95 thousand increase in non-interest expense, partially offset by a $66 thousand decline in income tax expense, a $62 thousand increase in non-interest income and a $29 thousand reduction in provision for loan lossses, when compared to the same period in 2020.

Net Interest Income. The Company’s net interest income decreased by $41 thousand, or 3.3%, for the three months ended December 31, 2021, when compared to the same period in 2020. The decrease in net interest income is attributable to a $112 thousand decrease in interest and dividend income, which was partially offset by a $71 thousand decrease in interest expense. The decrease in interest and dividend income during the three months ended December 31, 2021 was primarily attributable to lower yields earned on the Company’s investment and mortgage-backed securities and FHLB stock, and lower average balances of net loans outstanding which were partially offset by higher average balances of investment, mortgage-backed securities and FHLB stock outstanding in addition to higher yields on the net loan portfolio, when compared to the same period in 2020. The decrease in interest expense during the three months ended December 31, 2021 was primarily attributable to lower market interest rates paid on FHLB advances and time deposits, which were partially offset by higher levels of average wholesale time deposits and FHLB short term borrowings, when compared to the same period in 2020.

For the six months ended December 31, 2021, net interest income decreased $236 thousand, or 9.1%, when compared to the same period in 2020.  The decrease in net interest income was primarily attributable to a $459 thousand decrease in interest and dividend income, which was partially offset by a $223 thousand decrease in interest expense when compared to the same period in 2020.  The decrease in interest and dividend income for the six months ended December 31, 2021, was primarily the result of lower average yields on the Company's loan, investment and mortgage-backed securities portfolios, and FHLB stock in addition to lower outstanding balances of net loans, which were partially offset by higher average balances on investment, mortgage-backed securities and FHLB stock when compared to the same period in 2020.  The decrease in interest expense for the six months ended December 31, 2021 was primarily attributable to lower rates paid on deposits and FHLB advances, lower FHLB advances outstanding which were partially offset by higher wholesale time deposits outstanding when compared to the same period in 2020.

Interest Income. Interest income on net loans receivable decreased $90 thousand, or 11.2%,  and $257 thousand, or 15.4%, for the three and six months ended December 31, 2021, when compared to the same periods in 2020. The decrease for the three and six months ended December 31, 2021 was primarily attributable to a 3 and 10 basis point decrease in the average portfolio yields and a $11.0 million and $11.9 million decrease in the average balance of net loans receivable, when compared to the same periods in 2020. The decrease in the average balance of loans outstanding in both periods was primarily attributable to decreased loan originations and purchases.

Interest income on investment securities decreased $64 thousand or 16.1% and $142 thousand or 17.0% for the three and six months ended December 31, 2021, respectively, when compared to the same periods in 2020. The decrease for the three months ended December 31, 2021 was primarily attributable to a 20 basis point decrease in the weighted-average yield on the available-for-sale portfolio, partially offset by a $1.1 million increase in the average balance of these investment securities when compared to the same period in 2020.  The decrease for the six months ended December 31, 2021 was primarily attributable to a 28 basis point decrease in weighted-average yield on the available-for-sale portfolio, partially offset by a $10.1 million increase in the average balance of these investment securities when compared to the same period in 2020.

Interest income on mortgage-backed securities increased $34 thousand or 16.7% for the three months ended December 31, 2021, when compared to the same period in 2020. The increase for the three months ended December 31, 2021 was primarily attributable to an increase of $36.5 million in average balances of U.S. Government agency mortgage-backed securities partially offset by a decrease of 29 basis points in the weighted-average yield earned on U.S. Government agency mortgage-backed securities when compared to the same period in 2020. The increase in the average balances of U.S. Government agency mortgage-backed securities during the three months ended December 31, 2021 was attributable to purchases of $50.8 million of floating rate U.S. Government agency mortgage-backed securities, partially offset by principal paydowns of $20.4 million, when compared to the same period in 2020. The $20.4 million in principal paydowns was used in part to reduce the level of FHLB short-term advances and purchase floating rate U.S. Government agency mortgage-backed securities.  Interest income on mortgage-backed securities decreased $35 thousand or 7.4% for the six months ended December 31, 2021, when compared to the same period in 2020.  The decrease for the six months ended December 31, 2021 was primarily attributable to a decrease of 29 basis points in the weighted-average yield earned on U.S. Government agency mortgage-backed securities, partially offset by a $17.5 million increase in such average balances, when compared to the same period in 2020.

Interest income on bank certificates of deposit decreased $2 thousand and $6 thousand for the three and six months ended December 31, 2021 when compared to the same periods in 2020. The decrease for the three and six months ended December 31, 2021 was attributable to a $645 thousand and $938 thousand decrease in the average balances of bank time deposits, which were partially offset by a 68 and 74 basis point increase in average yield earned on bank time deposits when compared to the same periods in 2020.

Dividend income on FHLB stock increased $10 thousand or 21.3% for the three months ended December 31, 2021 when compared to the same period in 2020. The increase for the three months ended December 31, 2021 was primarily attributable to a $1.8 million increase in the average balance of FHLB stock held, partially offset by 145 basis point decrease in the weighted-average yield earned.  For the six months ended December 31, 2021, dividend income on FHLB stock decreased $19 thousand or 14.0%, when compared to the same period in 2020.  The decrease for the six months ended December 31, 2021 was primarily attributable to a 119 basis point decrease in the weighted -average yield earned, partially offset by a $289 thousand increase in the average balance of FHLB stock held.

Interest Expense. Interest paid on FHLB short-term advances increased $43 thousand or 159.3% for the three months ended December 31, 2021, when compared to the same period in 2020. The increase for the three months ended December 31, 2021 was primarily attributable to a $79.6 million increase in the average balance of FHLB short-term advances outstanding, partially offset by a 10 basis point decrease in the weighted-average rate paid on FHLB short-term balances outstanding. Interest paid on FHLB short-term advances increased $55 thousand or 91.7% for the six months ended December 31, 2021, when compared to the same period in 2020.  The increase for the six months ended December 31, 2021 was primarily attributable to a $58.3 million increase in the average balance of FHLB short-term advances outstanding, partially offset by a 12 basis point decrease in the weighted-average rate paid on FHLB short-term balances outstanding.  The decrease in rates paid on FHLB short-term borrowings were consistent with decreases in short-term market interest rates.

Interest paid on FHLB long-term fixed rate advances decreased $38 thousand for the three months ended December 31, 2021, when compared to the same period in 2020.  The decrease for the three months ended December 31, 2021 was primarily attributable to a $5.0 million decrease in the average balance of FHLB long-term fixed rate advances partially offset by an 8 basis point increase in the weighted average rate paid on FHLB long-term fixed rate advances, when compared to the same period in 2020.  The decrease for the six months ended December 31, 2021 as primarily attributable to a $5.0 million decrease in the average balance on FHLB long-term fixed rate advances partially offset by a 6 basis point increase in the weighted average rate paid on such advances.  The decrease in average balances of FHLB long-term fixed rate advances outstanding was due to better rates and terms in FHLB short-term advances and wholesale time deposits.

Interest paid on FHLB long-term variable rate advances decreased $19 thousand for the three months ended December 31, 2021, when compared to the same period in 2020. The decrease for the three months ended December 31, 2021 was primarily attributable to a $25.0 million decrease in the average balance of FHLB long-term variable rate advances and an 30 basis point decrease in the weighted-average rate paid on FHLB long-term variable rate advances.  Interest paid on FHLB long-term variable rate advances decreased $57 thousand for the six months ended December 31, 2021, when compared to the same period in 2020.  The decrease for the six months ended December 31, 2021 was primarily attributable to a $43.2 million decrease in the average balance of FHLB long-term variable rate advances and an 11 basis point decrease in the weighted-average rate paid in FHLB long-term variable rate advances.

Interest expense on deposits decreased $57 thousand, or 62.0%, for the three months ended December 31, 2021, when compared to the same period in 2020. The decrease in interest expense on deposits for the three months ended December 31, 2021 was primarily attributable to a decrease of $66.5 million in the average balance of time deposit, partially offset by a 1 basis point increase in the weighted-average rate paid on time deposits when compared the same period in the prior year.  Interest expense on deposits decreased $124 thousand or 63.3% for the six months ended December 31, 2021, when compared to the same period in 2020.  The decrease in interest expense on deposits for the six months ended December 31, 2021 was primarily attributable to a decrease of 71 basis point decrease in the weighted-average rate paid on time deposits partially offset $28.5 million in the average balance of time deposits, when compared the same period in the prior year.

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

Provisions for loan losses decreased $14 thousand and $29 thousand for the three and six months ended December 31, 2021, when compared to the same period in 2020. The decrease in the provision for loan losses for the three and six months ended December 31, 2021 was primarily due to decreased reserve factors related to the economic uncertainty as a result of the COVID-19 pandemic totaling $22 thousand, which were partially offset by changes in average balance of net loans outstanding, when compared to the same periods in 2020. At December 31, 2021, the Company’s total allowance for loan losses amounted to $528 thousand or 0.68% of the Company’s total loan portfolio, as compared to $565 thousand and 0.70% at June 30, 2021. At December 31, 2021 and June 30, 2021, the Company had no non-performing loans or any loans in COVID-19 deferral status.

The Company anticipates continuing to reverse the COVID-19 portion of the allowance for loan and leases throughout fiscal 2022 assuming continued favorable trends in th COVID-19 pandemic, which totaled $44.9 thousand at December 31, 2021.

Non-Interest Income. For the three and six months ended December 31, 2021, non-interest income increased $35 thousand or 34.0% and $62 thousand or 29.0% compared to the same periods in 2020, respectively.  For the quarter ended December 31, 2021, the increase was attributable to a $28 thousand increase in gains on investments, and a $7 thousand increase in service charges on deposits.  For the six months ended December 31, 2021, the increase was attributable to a $38 thousand increase in gains on investments, a $13 thousand decrease in other than temporary impairment losses, $7 thousand in service charges on deposits, and a $2 thousand increase in automated teller machine and debit card fee income.

Non-Interest Expense. Non-interest expense increased $43 thousand or 4.9%  and $95 thousand or 5.4% for the three and six months ended December 31, 2021, when compared to the same period in 2020. The increase for the three months ended December 31, 2021, was primarily due to a $26 thousand increase in occupancy and equipment expenses, a $12 thousand increase in employee compensation and benefits expenses, and a $11 thousand increase in the provision for off-balance sheet commitments (primarily unfunded loan commitments), which were partially offset by a $3 thousand decrease in data processing expense, and a $3 thousand decrease in the federal deposit insurance premium, when compared to the same period of 2020.  The increase for the six months ended December 31, 2021, was primarily due to a $49 thousand increase in salaries and employee benefits,  a $32 thousand increase in provision for losses on off balance sheet commitments, and a $26 thousand increase in occupancy and equipment, partially offset by an $8 thousand decrease in federal deposit insurance premium and a $1 thousand decrease in ATM network expense, when compared to the same period of 2020.

Income Tax Expense. Income tax expense decreased $10 thousand and $66 thousand for the three and six months ended December 31, 2021, when compared to the same periods in 2020. The decrease for the three and six months ended December 31, 2021 was primarily due to lower levels of taxable income, when compared to the same periods in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.2 million during the six months ended December 31, 2021. Net cash provided by operating activities was primarily attributable to $601 thousand of Company net income, and $601 thousand of amortization of discounts, premiums and deferred loan fees.

Net cash used for investing activities totaled $10.2 million for the six months ended December 31, 2021.  Primary uses of funds for investing activities during the six months ended December 31, 2021 included purchases of investment securities available-for-sale totaling $23.3 million, purchases of mortgage-backed securities and loans totaling $50.8 million and 1.6 million, respectively.  Primary sources of funds from investing activities during the six months ended December 31, 2021 included proceeds from repayments of investment securities of $26.9 million, proceeds from early issuer redemptions of investment securities of $9.1 million, $20.4 million of repayments of mortgage-backed securities, $5.5 million of proceeds from repayments of held-to-maturity investment securities, a decrease in loans receivable of $3.8 million.

Funds provided by financing activities totaled $9.4 million for the six months ended December 31, 2021.  Primary sources of funds from financing activities were increases in certificates of deposits transaction and savings account and FHLB short-term advances of $3.4 million, $1.5 million and $35.5 million, respectively. Primary uses of funds by financing activities were decreases in FHLB long-term advances totaling $30.0 million, advance payments by borrowers for taxes and insurance of $677 thousand and $348 thousand of cash dividends paid.

The decrease in advance payments by borrowers for taxes and insurance were primarily attributable to seasonal withdrawals for the payment of local real estate taxes. The increase in certificates of deposit at December 31, 2021 was due principally to a $4.4 million increase in brokered deposits, which was partially offset by a $1.0 million decrease in retail time deposits.  The increase in transaction and savings accounts were primarily attributable to normal calendar year end fluctuations of transaction account balances and transfers of maturing time deposits into savings accounts due to the small yield differential in rates paid on time versus savings deposits.  Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less at December 31, 2021 totaled $29.4 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. At ent portfolio totaled $137.8 million at December 31, 2021. In addition, the Company had $350 thousand of certificates of deposit and $2.9 million of cash and cash equivalents at December 31, 2021. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On January 24, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share, on the common stock payable on February 17, 2022, to shareholders of record at the close of business on February 7, 2022.  Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of December 31, 2021, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $38.2 million or 19.66%, $38.2 million or 19.66%, and $38.8 million or 19.95%, respectively, of total risk-weighted assets, and Tier I leverage capital of $38.2 million or 10.85% of average quarterly assets.

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

The Company had no non-performing assets at December 31, 2021 or on June 30, 2021 .

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

	December 31,	June 30,
	2021	2021	2020
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$245,912	$222,105	$289,076
Interest-bearing liabilities maturing or repricing within one year	216,360	201,614	218,272
Interest sensitivity gap	$29,552	$20,491	$70,804
Interest sensitivity gap as a percentage of total assets	8.31%	5.92%	19.83%
Ratio of assets to liabilities maturing or repricing within one year	113.66%	110.16%	132.44%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at December 31, 2021. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$18,686	$13,216	$24,442	$58,148	$64,219	$65,616	$34,203
% of Total Assets	5.3%	3.7%	6.9%	16.4%	18.1%	18.5%	9.6%
Base Case Up 100 bp
Cumulative Gap ($’s)	$19,095	$14,015	$25,914	$60,348	$66,773	$68,334	$34,203
% of Total Assets	5.4%	3.9%	7.3%	17.0%	18.8%	19.2%	9.6%
Base Case No Change
Cumulative Gap ($’s)	$20,158	$16,037	$29,551	$65,846	$72,939	$74,461	$34,203
% of Total Assets	5.7%	4.5%	8.3%	18.5%	20.5%	20.9%	9.6%
Base Case Down 100 bp
Cumulative Gap ($’s)	$20,604	$16,887	$31,051	$67,990	$75,236	$76,520	$34,203
% of Total Assets	5.8%	4.7%	8.7%	19.1%	21.2%	21.5%	9.6%
Base Case Down 200 bp
Cumulative Gap ($’s)	$20,880	$17,401	$31,942	$69,293	$76,639	$77,715	$34,203
% of Total Assets	5.9%	4.9%	9.0%	19.5%	21.6%	21.9%	9.6%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at December 31, 2021. This analysis was done assuming that the interest-earning assets will average approximately $349 million and $357 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at December 31, 2021. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	December 31, 2022					December 31, 2023
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-15.0%	-12.4%	0%	3.0%	6.7%	-32.0%	-25.5%	0%	10.3%	21.1%
Return on average equity	2.10%	2.36%	3.56%	3.84%	4.20%	0.47%	1.11%	3.55%	4.52%	5.50%
Return on average assets	0.23%	0.25%	0.39%	0.42%	0.46%	0.05%	0.12%	0.39%	0.50%	0.61%
Market value of equity (in thousands)	$41,751	$43,547	$46,280	$47,494	$48,355

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at December 31, 2021. The Company used no derivative financial instruments to hedge such anticipated transactions as of December 31, 2021.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and development loans	$2,554
Undisbursed lines of credit	5,254
Loan origination commitments	722
$8,530

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At December 31, 2021, the Savings Bank had no performance standby letters of credit outstanding. In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank’s policy is to maintain adequate collateral that could be liquidated to fund such contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

During the quarter ended December 31, 2021, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended December 31, 2021.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs(2)
10/1/21 - 10/31/21	-	-	-	68,729
11/1/21 - 11/30/21	-	-	-	68,729
12/1/21 - 12/31/21	-	-	-	68,729
Total	-	-	-	68,729

(1)	All shares indicated were purchased under the Company’s Twelfth Stock Repurchase Program.
(2)	Twelfth Stock Repurchase Program
(a)	Announced March 24, 2020.
(b)	100,000 common shares approved for repurchase.
(c)	No fixed date of expiration.
(d)	This Program has not expired and has 68,729 common shares remaining to be purchased at December 31, 2021.
(e)	Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

(a) Not applicable.

(b) Not applicable.

ITEM 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

Number	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Accounting Officer
99	Report of Independent Registered Public Accounting Firm
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

Date:	February 14, 2022	BY:	/s/ David J. Bursic
David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

Date:	February 14, 2022	BY:	/s/ Mary Magestro-Johnston
Mary Magestro-Johnston Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)