Form 10-Q
period 2022-03-31
WVS FINANCIAL CORP
filed 2022-05-13
CIK 910679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Shares outstanding as of May 3, 2022: 1,878,056 shares of Common Stock, $.01 par value.

WVS FINANCIAL CORP. AND SUBSIDIARY

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In thousands)

	March 31, 2022	June 30, 2021
ASSETS

Cash and due from banks	$2,833	$2,514
Interest-earning demand deposits	490	37
Total cash and cash equivalents	3,323	2,551
Certificates of deposit	350	350
Investment securities available-for-sale (amortized cost of $136,126 and $150,886)	135,287	151,577
Investment securities held-to-maturity (fair value of $9,545 and $15,592)	9,954	15,489
Mortgage-backed securities held-to-maturity (fair value of $125,924 and $82,659)	129,413	82,459
Net loans receivable (allowance for loan losses of $513 and $565)	76,166	80,684
Accrued interest receivable	987	749
Federal Home Loan Bank (FHLB) stock, at cost	6,793	6,044
Premises and equipment	590	657
Deferred tax assets (net)	389	245
Bank owned life insurance	5,104	5,021
Other assets	442	252
TOTAL ASSETS	$368,798	$346,078
Liabilities and Stockholders’ Equity	)
LIABILITIES

Savings Deposits:
Non-interest-bearing accounts	$27,741	$25,452
NOW accounts	28,148	26,881
Savings accounts	50,293	50,058
Money market accounts	24,062	22,995
Certificates of deposit	29,972	29,731
Advance payments by borrowers for taxes and insurance	1,460	2,050
Total Savings Deposits	161,676	157,167

Federal Home Loan Bank advances: long-term – fixed rate	5,000	10,000
Federal Home Loan Bank advances: long-term – variable rate	-	25,000
Federal Home Loan Bank advances: short-term	161,823	113,093
Total Federal Home Loan Bank advances	166,823	148,093

Accrued interest payable	114	155
Other liabilities	2,525	2,274
TOTAL LIABILITIES	331,138	307,689
STOCKHOLDERS' EQUITY

Preferred stock: 5,000,000 authorized, none outstanding	-	-
Common stock: 10,000,000 authorized, 3,805,636 shares issued;	38	38
Additional paid in capital	21,618	21,596
Treasury stock: 1,925,854 and 1,921,522 shares at cost, respectively	(29,185)	(29,119)
Retained earnings, substantially restricted	47,603	47,186
Accumulated other comprehensive (loss) income	(701)	502
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,713)	(1,814)
TOTAL STOCKHOLDERS’ EQUITY	37,660	38,389
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$368,798	$346,078

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$700	$753	$2,113	$2,422
Investment securities	334	370	1,027	1,205
Mortgage-backed securities	276	149	714	623
Certificates of deposit	1	3	5	13
FHLB Stock	70	38	187	174
Total interest and dividend income	1,381	1,313	4,046	4,437
INTEREST EXPENSE:
Deposits	34	61	106	257
Federal Home Loan Bank advances – long-term – fixed rate	38	76	135	269
Federal Home Loan Bank advances – long-term – variable rate	-	19	35	111
Federal Home Loan Bank advances – short-term	93	25	208	85
Other short-term borrowings	-	-	-	1
Total interest expense	165	181	484	723
NET INTEREST INCOME	1,216	1,132	3,562	3,714
(CREDIT) PROVISION FOR LOAN LOSSES	(16)	(8)	(52)	(15)
NET INTEREST INCOME AFTER (CREDIT) PROVISION FOR LOAN LOSSES	1,232	1,140	3,614	3,729
NON-INTEREST INCOME:
Service charges on deposits	26	22	74	63
Earnings on Bank Owned Life Insurance	28	28	84	85
Investment securities gains	-	56	74	93
Other than temporary impairment (“OTTI”) losses	-	-	-	(13)
Portion of loss (gain) recognized in other comprehensive income (before taxes)	-	-	-	-
Net impairment loss recognized in earnings	-	-	-	(13)
ATM fee income	32	35	108	109
Other	10	11	32	30
Total non-interest income	96	152	372	367
NON-INTEREST EXPENSE:
Salaries and employee benefits	548	632	1,691	1,726
Occupancy and equipment	61	71	225	208
Data processing	59	60	179	181
Correspondent bank service charges	10	10	29	29
Federal deposit insurance premium	25	8	71	62
ATM Network expense	20	21	62	64
Other	151	134	468	422
Total non-interest expense	874	936	2,725	2,692
INCOME BEFORE INCOME TAXES	454	356	1,261	1,404
INCOME TAX EXPENSE	116	91	322	363
NET INCOME	$338	$265	$939	$1,041
EARNINGS PER SHARE:
Basic	$0.19	$0.15	$0.54	$0.59
Diluted	$0.19	$0.15	$0.54	$0.59
AVERAGE SHARES OUTSTANDING:
Basic	1,741,446	1,751,849	1,740,117	1,749,739
Diluted	1,741,446	1,751,849	1,740,117	1,749,739

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

NET INCOME	$338	$265	$939	$1,041
OTHER COMPREHENSIVE INCOME
Investment securities available for sale not other-than-temporarily impaired:
(Losses) gains arising during the year	(890)	(19)	(1,454)	1,358
Less: Income tax effect	188	4	305	(285)
	(702)	(15)	(1,149)	1,073
(Gains) recognized in earnings	-	(56)	(74)	(93)
Less: Income tax effect	-	12	15	20
	-	(44)	(59)	(73)
Unrealized holding (losses) gains on investment securities available for sale not other-than-temporarily impaired, net of tax	(702)	(59)	(1,208)	1,000
Investment securities held to maturity other-than-temporarily impaired:
Total losses	-	-	-	13
Losses recognized in earnings	-	-	-	13
Gains (losses) recognized in comprehensive income	-	-	-	-
Income tax effect	-	-	-	-
	-	-	-	-
Accretion of other comprehensive gain on other-than-temporarily impaired securities held to maturity	2	4	6	12
Less: Income tax effect	(1)	(1)	(1)	(2)

Unrealized holding gains on other-than-temporarily impaired securities held to maturity, net of tax	1	3	5	10
Other comprehensive (loss) income	(701)	(56)	(1,203)	1,010
COMPREHENSIVE (LOSS) INCOME	$(363)	$209	$(264)	$2,051

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive (Loss) Income	Unallocated ESOP Shares	Total
Balance December 31, 2021	$38	$21,611	$(29,119)	$47,439	$-	$(1,747)	$38,222
Net income	-	-	-	338	-	-	338
Other comprehensive loss	-	-	-	-	(701)	-	(701)
Purchase of treasury stock (4,332 shares)	-	-	(66)	-	-	-	(66)
Amortization of unallocated ESOP shares	-	7	-	-	-	34	41
Cash dividends declared ($0.10 per share)	-	-	-	(174)	-	-	(174)
Balance March 31, 2022	$38	$21,618	$(29,185)	$47,603	$(701)	$(1,713)	$37,660

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive (Loss) Income	Unallocated ESOP Shares	Total
Balance June 30, 2021	$38	$21,596	$(29,119)	$47,186	$502	$(1,814)	$38,389
Net income	-	-	-	939	-	-	939
Other comprehensive (loss)	-	-	-	-	(1,203)	-	(1,203)
Purchase of treasury stock (4,332 shares)	-	-	(66)	-	-	-	(66)
Amortization of unallocated ESOP shares	-	22	-	-	-	101	123
Cash dividends declared ($0.30 per share)	-	-	-	(522)	-	-	(522)
Balance March 31, 2022	$38	$21,618	$(29,185)	$47,603	$(701)	$(1,713)	$37,660

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive (Loss) Income	Unallocated ESOP Shares	Total
Balance December 31, 2020	$38	$21,581	$(28,827)	$47,016	$510	$(1,891)	$38,427
Net income	-	-	-	265	-	-	265
Other comprehensive (loss)	-	-	-	-	(56)	-	(56)
Amortization of unallocated ESOP shares	-	7	-	-	-	38	45
Cash dividends declared ($0.10 per share)	-	-	-	(175)	-	-	(175)
Balance March 31, 2021	$38	$21,588	$(28,827)	$47,106	$454	$(1,853)	$38,506

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings – Substantially Restricted	Accumulated Other Comprehensive (Loss) Income	Unallocated ESOP Shares	Total
Balance June 30, 2020	$38	$21,577	$(28,775)	$46,590	$(556)	$(1,961)	$36,913
Net income	-	-	-	1,041	-	-	1,041
Other comprehensive income	-	-	-	-	1,010	-	1,010
Purchase of treasury stock (4,014 shares)	-	-	(52)	-	-	-	(52)
Amortization of unallocated ESOP shares	-	11	-	-	-	108	119
Cash dividends declared ($0.20 per share)	-	-	-	(525)	-	-	(525)
Balance March 31, 2021	$38	$21,588	$(28,827)	$47,106	$454	$(1,853)	$38,506

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$939	$1,041
Adjustments to reconcile net income to cash (used for) provided by operating activities:
(Credit) Provision for loan losses	(51)	(15)
Depreciation	71	53
Investment securities gains	(74)	(93)
Net impairment loss recognized in earnings	-	13
Amortization of discounts, premiums and deferred loan fees, net	941	208
Amortization of unallocated ESOP shares	123	119
Deferred income taxes	177	26
Increase (decrease) in accrued income taxes	41	(280)
Earnings on bank owned life insurance	(84)	(85)
Increase in accrued employee benefits	150	770
Increase in accrued interest receivable	(238)	(18)
Decrease in accrued interest payable	(41)	(326)
Increase in deferred director compensation payable	40	40
Other, net	(169)	(782)
Net cash provided by operating activities	1,825	671

INVESTING ACTIVITIES
Available-for-sale:
Purchases of investment securities	(38,698)	(70,843)
Proceeds from sale of investments	9,060	8,082
Proceeds from repayments of investment securities	43,570	60,797
Held-to-maturity:
Purchase of mortgage-backed securities	(79,236)	(13,163)
Proceeds from repayments of investment securities	5,540	750
Proceeds from repayments of mortgage-backed securities	32,314	51,835
Purchases of certificates of deposit	(100)	(100)
Maturities/redemptions of certificates of deposit	100	1,590
Purchase of loans	(3,722)	(7,950)
Net decrease in net loans receivable	8,221	12,792
Purchase of FHLB stock	(12,680)	(12,058)
Redemption of FHLB stock	11,931	13,773
Acquisition of premises and equipment	(4)	(132)
Net cash (used for) provided by investing activities	(23,704)	45,373

WVS FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	March 31,
	2022	2021
FINANCING ACTIVITIES
Net increase in transaction and savings accounts	$4,858	$7,735
Net increase (decrease) in certificates of deposit	241	(3,280)
Net decrease in advance payments by borrowers for taxes and insurance	(590)	(576)
Repayments of Federal Home Loan Bank long-term advances	(30,000)	(65,000)
Net increase in FHLB short-term advances	48,730	22,934
Repayments of other short-term borrowings	-	(5,800)
Purchase of treasury stock	(66)	(52)
Cash dividends paid	(522)	(525)
Net cash provided by (used for) financing activities	22,651	(44,564)
Increase in cash and cash equivalents	772	1,480
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	2,551	2,500
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,323	$3,980

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$525	$1,049
Income taxes	95	653

See accompanying notes to unaudited consolidated financial statements.

WVS FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of WVS Financial Corp. (the Company) and subsidiary have been prepared in accordance with the instructions for Form 10-Q and therefore do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2022, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States. Certain provisions within the CARES Act encourage financial institutions to practice prudent efforts to work with borrowers impacted by COVID-19. Under these provisions, loan modifications deemed to be COVID-19 related would not be considered a troubled debt restructuring (TDR) if the loan was not more than 30 days past due as of December 31, 2019 and the deferral was executed between March 1, 2020 and the earlier of 60 days after the date of termination of the COVID-19 national emergency or January 1, 2022. The banking regulators issued similar guidance, which also clarified that a COVID-19-related modification should not be considered a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and if the modification is considered to be short-term. As of January 1, 2022, West View Savings Bank (the Savings Bank) had no loans remaining in deferral.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In November 2019, the FASB issued ASU 2019- 10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives  and  Hedging  (Topic  815),  and  Leases  (Topic  842).  The Update defers the  effective  dates  of  ASU 2016- 13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test under  ASU  No.  2017- 04,  Intangibles Goodwill  and  Other  (Topic  350):  Simplifying  the  Test  for  Goodwill  Impairment  (Goodwill),to  align  with  those  used  for  credit  losses.  Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging and leases for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional temporary guidance for entities transitioning away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates (IBORs) to new references rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic 848.   ASU 2021-01 clarifies that the derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848.  ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. This Update is not expected to have a significant impact on the Company’s financial statements, OR the Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross writeoffs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. This Update is not expected to have a significant impact on the Company’s financial statements, OR the Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

4.	EARNINGS PER SHARE

The following table sets forth the computation of the weighted-average common shares used to calculate basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Weighted average common shares outstanding	3,805,636	3,805,636	3,805,636	3,805,636
Average treasury stock shares	(1,923,257)	(1,902,946)	(1,922,092)	(1,902,562)
Average unallocated ESOP shares	(140,933)	(150,841)	(143,427)	(153,335)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,741,446	1,751,849	1,740,117	1,749,739
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,741,446	1,751,849	1,740,117	1,749,739

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income is used.

The unallocated shares controlled by the ESOP are not considered in the weighted-average shares outstanding until the shares are committed for allocation to an employee’s individual account.

5.	INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of investments are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
March 31, 2022
AVAILABLE FOR SALE
U.S. government agency securities	$3,198	$-	$(151)	$3,047
Corporate debt securities	98,551	157	(623)	98,085
Foreign debt securities1	33,656	44	(226)	33,474
Obligations of states and political subdivisions	721	-	(40)	681
Total	$136,126	$201	$(1,040)	$135,287

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
March 31, 2022
HELD TO MATURITY
U.S. government agency securities	$7,749	$-	$(437)	$7,312
Obligations of states and political subdivisions	2,205	28	-	2,233
Total	$9,954	$28	$(437)	$9,545

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
June 30, 2021
AVAILABLE FOR SALE
U.S. government agency securities	$3,215	$-	$(1)	$3,214
Corporate debt securities	109,501	546	(7)	110,040
Foreign debt securities1	37,440	179	(21)	37,598
Obligations of states and political subdivisions	730	-	(5)	725
Total	$150,886	$725	$(34)	$151,577

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
June 30, 2021
HELD TO MATURITY
U.S. government agency securities	$12,744	$5	$-	$12,749
Obligations of states and political subdivisions	2,745	98	-	2,843
Total	$15,489	$103	$-	$15,592

 1 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

The Company recorded gross realized investment security gains of $0 and $74 thousand during the three and nine months ended March 31, 2022, respectively.  Proceeds from the sales of investment securities totaled $0 and $9.1 million during the same periods.

The Company recorded gross realized investment security gains of $56 thousand and $93 thousand during the three and nine months ended March 31, 2021, respectively.  Proceeds from the sales of investment securities totaled $1.0 million and $8.1 million during the same periods.

The amortized cost and fair values of debt securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because issuers may have the right to call securities prior to their final maturities.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
AVAILABLE FOR SALE
Amortized cost	$61,935	$73,723	$468	$-	$136,126
Fair value	61,835	73,016	436	-	135,287
HELD TO MATURITY
Amortized cost	$1,185	$1,020	$7,749	$-	$9,954
Fair value	1,198	1,035	7,312	-	9,545

At March 31, 2022 investment securities with amortized costs of $13.2 million and $29.1 million and fair values of $12.6 million and $29.2 million were pledged to secure borrowings with the Federal Home Loan Bank (“FHLB”) of Pittsburgh and the Federal Reserve Bank of Cleveland (“FRB”), respectively. Of the securities pledged to the FHLB, $142.3 million of amortized cost, and $138.0 million of fair value was excess collateral.  Of the securities pledged to the FRB, $29.1 million of amortized cost, and $29.2 million of fair value, was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

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

At March 31, 2022, the Company’s Agency CMOs totaled $129.1 million as compared to $82.1 million at June 30, 2021. The Company’s Private-Label CMOs totaled $359 thousand at March 31, 2022 as compared to $400 thousand at June 30, 2021. The $47.0 million increase in the Agency CMO segment of our MBSportfolio was due to purchases of Agency CMOs which totaled $79.2 million, partially offset by repayments totaling $32.3 million. During the three and nine months ended March 31, 2022, the Company received principal payments totaling $25 thousand and $96 thousand on its Private-Label CMOs. At  March 31, 2022 and June 30, 2021, all of the Company’s MBS portfolio was comprised of adjustable or floating rate investments. The Company has no investment in multi-family or commercial real estate based MBS.

Due to prepayments of the underlying loans, and the prepayment characteristics of the CMO traunches, the actual maturities of the Company’s MBS are expected to be substantially less than the scheduled maturities.

The Company retains an independent third party to assist it in the determination of a fair value for its three private-label CMOs. This valuation is meant to be a “Level Three” valuation as defined by ASC Topic 820, Fair Value Measurements and Disclosures. The valuation does not represent the actual terms or prices at which any party could purchase the securities. There is currently no active secondary market for Private-Label CMOs and there can be no assurance that any secondary market for Private-Label CMOs will develop. The Private-Label CMO portfolio had six previously recorded other-than-temporary impairments at March 31, 2022. During the three and nine months ended March 31, 2022, the Company recorded no additional credit impairment charge on its Private-Label CMO portfolio.

The Company believes that the data and assumptions used to determine the fair values of its securities are reasonable. The fair value calculations reflect relevant facts and market conditions. Events and conditions occurring after the valuation date could have a material effect on the Private-Label CMO segment’s fair value.

The following table sets forth information with respect to the Company’s Private-Label CMO portfolio as of March 31, 2022. At the time of purchase, all of our Private-Label CMOs were rated in the highest investment category by at least two ratings agencies.

		At March 31, 2022
		Rating			Book Value	Fair Value2	Life to Date Impairment Recorded in Earnings
Cusip #	Security Description	S&P	Moody’s	Fitch	(Dollars in Thousands)
126694CP1	CWHL SER 21 A11	NR	WR	D	$222	$253	$271
126694KF4	CWHL SER 24 A15	NR	NR	D	98	127	181
126694MP0	CWHL SER 26 1A5	NR	NR	WD	39	42	48
					$359	$422	$500

The amortized cost and fair values of the Company’s mortgage-backed securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
March 31, 2022
HELD TO MATURITY
Collateralized mortgage obligations:
Agency	$129,054	$144	$(3,696)	$125,502
Private-label	359	63	-	422
Total	$129,413	$207	$(3,696)	$125,924

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
June 30, 2021
HELD TO MATURITY
Collateralized mortgage obligations:
Agency	$82,059	$283	$(140)	$82,202
Private-label	400	57	-	457
Total	$82,459	$340	$(140)	$82,659

The amortized cost and fair value of the Company’s mortgage-backed securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
	(Dollars in Thousands)
HELD TO MATURITY
Amortized cost	$-	$27	$-	$129,386	$129,413
Fair value	-	27	-	125,897	125,924

At March 31, 2022, mortgage-backed securities with amortized costs of $129.1 million and fair values of $125.5 million were pledged to secure public deposits and borrowings with the FHLB.  Of the securities pledged, $13.1 million of fair value was excess collateral. At June 30, 2021, mortgage-backed securities with anamortized cost of $78.9 million and fair values of $79.0 million, were pledged to secure public deposits and borrowings with the FHLB. Of the securities pledged, $5.0 million of fair value was excess collateral. Excess collateral is maintained to support future borrowings and may be withdrawn by the Company at any time.

 2 Fair value estimate provided by the Company’s independent third-party valuation consultant.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) by component, for the three and nine months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – December 31, 2021	$40	$(40)	$-
Other comprehensive (loss) before reclassifications	(702)	1	(701)
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	-
Net current-period other comprehensive (loss) income	(702)	1	(701)
Ending Balance – March 31, 2022	$(662)	$(39)	$(701)

	Nine Months Ended March 31, 2022
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – June 30, 2021	$546	$(44)	$502
Other comprehensive (loss) before reclassifications	(1,149)	5	(1,144)
Amounts reclassified from accumulated other comprehensive (loss) income	(59)	-	(59)
Net current-period other comprehensive (loss) income	(1,208)	5	(1,203)
Ending Balance – March 31, 2022	$(662)	$(39)	$(701)

	Three Months Ended March 31, 2021
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – December 31, 2020	$561	$(51)	$510
Other comprehensive (loss) income before reclassifications	(15)	3	(12)
Amounts reclassified from accumulated other comprehensive (loss) income	(44)	-	(44)
Net current-period other comprehensive (loss) income	(59)	3	(56)
Ending Balance – March 31, 2021	$502	$(48)	$454

	Nine Months Ended March 31, 2021
	(Dollars in Thousands – net of tax)
	Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Held-to-Maturity Securities	Total
Beginning Balance – June 30, 2020	$(499)	$(57)	$(556)
Other comprehensive income before reclassifications	1,074	9	1,083
Amounts reclassified from accumulated other comprehensive (loss) income	(73)	-	(73)
Net current-period other comprehensive income	1,001	9	1,010
Ending Balance – March 31, 2021	$502	$(48)	$454

8.	UNREALIZED LOSSES ON SECURITIES

The following tables show the Company’s gross unrealized losses and fair value, aggregated by category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2022 and June 30, 2021.

	March 31, 2022
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
U.S. government securities	$10,359	$(588)	$-	$-	$10,359	$(588)
Corporate debt securities	43,529	(623)	-	-	43,529	(623)
Foreign debt securities3	8,425	(144)	4,345	(82)	12,770	(226)
Obligations of states and political subdivisions	436	(32)	245	(8)	681	(40)
Collateralized mortgage obligations	114,507	(3,552)	5,933	(144)	120,440	(3,696)
Total	$177,256	$(4,939)	$10,523	$(234)	$187,779	$(5,173)

	June 30, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
U.S. government agency securities	$3,214	$(1)	$-	$-	$3,214	$(1)
Corporate debt securities	17,111	(7)	-	-	17,111	(7)
Foreign debt securities[3]	10,929	(21)	-	-	10,929	(21)
Obligations of states and political subdivisions	725	(5)	-	-	725	(5)
Collateralized mortgage obligations	22,810	(42)	10,407	(98)	33,217	(140)
Total	$54,789	$(76)	$10,407	$(98)	$65,196	$(174)

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
	(Dollars in Thousands)		(Dollars in Thousands)
Beginning balance	$322	$324	$322	$311
Initial credit impairment	-	-	-	-
Subsequent credit impairment	-	-	-	13
Reductions for amounts recognized in earnings due to intent or requirement to sell	-	-	-	-
Reductions for securities sold	-	-	-	-
Reduction for actual realized losses	-	(2)	-	(2)
Reduction for increase in cash flows expected to be collected	-	-	-	-
Ending balance	$322	$322	$322	$322

 3 U.S. dollar denominated investment-grade corporate bonds of large foreign corporate issuers.

During the three and nine months ended March 31, 2022, the Company did not record any subsequent credit impairment charge and non-credit unrealized holding losses to accumulated other comprehensive income. During the three and nine months ended March 31, 2022, the Company accreted back out of othercomprehensive income $2 thousand (net of income tax effect of $1 thousand) and $5 thousand (net of income tax effect of $1 thousand), based on principal repayments on Private-Label CMOs previously identified with OTTI.

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

In accordance with ASC Topic 820, the Company retained an independent third party to assist it with assessing its investments within the Private-Label CMO portfolio. The independent third party utilized certain assumptions for producing the cash flow analyses used in the OTTI assessment. Key assumptions would include interest rates, expected market participant spreads and discount rates, housing prices, projected future delinquency levels and assumed loss rates on any liquidated collateral.

The Company reviewed the independent third party’s assumptions used in the March 31, 2022 OTTI process. Based on the results of this review, the Company deemed the independent third party’s assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Company’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

The Company had investments in 88 positions that were temporarily impaired at March 31, 2022. Based on its analysis, management has concluded that three Private-Label CMOs are OTTI, while the remaining securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, or credit deterioration in the U.S. mortgage markets.

9.	LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The following table summarizes the primary segments of the loan portfolio as of  March 31, 2022 and June 30, 2021.

	March 31, 2022			June 30, 2021
	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in Thousands)
First mortgage loans:
1 – 4 family dwellings	$62,449	$-	$62,449	$67,410	$-	$67,410
Construction	1,914	-	1,914	2,612	-	2,612
Land acquisition & development	516	-	516	666	-	666
Multi-family dwellings	3,342	-	3,342	3,469	-	3,469
Commercial	4,722	-	4,722	3,939	-	3,939
Consumer Loans:
Home equity	2,144	-	2,144	1,340	-	1,340
Home equity lines of credit	1,339	-	1,339	1,508	-	1,508
Other	15	-	15	27	-	27
Commercial Loans	30	-	30	-	-	-
	$76,471	$-	$76,471	$80,971	$-	$80,971
Plus: Deferred loan costs	208			278
Allowance for loan losses	(513)			(565)
Total	$76,166			$80,684

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

As of March 31, 2022 and June 30, 2021, there were no loans considered to be impaired and no nonaccrual loans.

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
(Dollars in Thousands)
Average nonaccrual loans
1 – 4 family dwellings	$-	$-	$-	$-
Construction	-	-	-	-
Land acquisition & development	-	-	-	-
Commercial real estate	-	-	-	-
Home equity lines of credit	-	-	-	-
Total	$-	$-	$-	$-
Income that would have been recognized	$-	$-	$-	$-
Interest income recognized	$-	$-	$-	$-
Interest income foregone	$-	$-	$-	$-

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

During the three and nine months ended March 31, 2022 and 2021, there were no troubled debt restructurings, and no troubled debt restructurings that subsequently defaulted.

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

The Federal Deposit Insurance Corporation (“FDIC”), in conjunction with the other federal banking agencies adopted a Revised Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”). The revised policy statement provides that an institution must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The banking agencies also revised the policy to ensure consistency with generally accepted accounting principals (“GAAP”). The revised policy statement updates the responsibilities of the board of directors, management, and bank examiners regarding the ALLL, factors to be considered in the estimation of the ALLL, and the objectives and elements of an effective loan review system.

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

The Company’s general policy is to internally classify its assets on a regular basis and establish prudent general valuation allowances that are adequate to absorb losses that have not been identified but that are inherent in the loan portfolio. The Company maintains general valuation allowances that it believes are adequate to absorb losses in its loan portfolio that are not clearly attributable to specific loans. The Company’s general valuation allowances are within the following general ranges: (1) 0% to 5% of assets subject to special mention; (2) 1.00% to 100% of assets classified substandard; and (3) 50% to 100% of assets classified doubtful. Any loan classified as loss is charged-off. To further monitor and assess the risk characteristics of the loan portfolio, loan delinquencies are reviewed to consider any developing problem loans. Based upon the procedures in place, considering the Company’s past charge-offs and recoveries and assessing the current risk elements in the portfolio, management believes the allowance for loan losses at March 31, 2022, is adequate.

The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2022 and June 30, 2021:

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
	(Dollars in Thousands)
March 31, 2022
First mortgage loans:
1 – 4 family dwellings	$62,449	$-	$-	$-	$-	$-	$62,449
Construction	1,914	-	-	-	-	-	1,914
Land acquisition & development	516	-	-	-	-	-	516
Multi-family dwellings	3,342	-	-	-	-	-	3,342
Commercial	4,722	-	-	-	-	-	4,722
Consumer Loans:
Home equity	2,144	-	-	-	-	-	2,144
Home equity lines of credit	1,339	-	-	-	-	-	1,339
Other	15	-	-	-	-	-	15
Commercial Loans	30	-	-	-	-	-	30
	$76,471	$-	$-	$-	$-	$-	$76,471
Deferred loan costs							208
Allowance for loan losses							(513)
Net Loans Receivable							$76,166

	Current	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days + Past Due Accruing	90 Days + Past Due Non-accrual	Total Past Due	Total Loans
	(Dollars in Thousands)
June 30, 2021
First mortgage loans:
1 – 4 family dwellings	$67,410	$-	$-	$-	$-	$-	$67,410
Construction	2,612	-	-	-	-	-	2,612
Land acquisition & development	666	-	-	-	-	-	666
Multi-family dwellings	3,469	-	-	-	-	-	3,469
Commercial	3,939	-	-	-	-	-	3,939
Consumer Loans						-
Home equity	1,340	-	-	-	-	-	1,340
Home equity lines of credit	1,508	-	-	-	-	-	1,508
Other	27	-	-	-	-	-	27
Commercial Loans	-	-	-	-	-	-	-
	$80,971	$-	$-	$-	$-	$-	$80,971
Deferred loan costs							278
Allowance for loan losses							(565)
Net Loans Receivable							$80,684

Credit quality information

The following tables represent credit exposure by internally assigned grades for the periods ended March 31, 2022 and June 30, 2021. The grading system analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or not at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans.

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

The following tables present the Company’s internally classified construction, land acquisition and development, multi-family residential, commercial real estate and commercial (not secured by real estate) loans at March 31, 2022 and June 30, 2021.

	March 31, 2022
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial
	(Dollars in Thousands)
Pass	$1,914	$516	$3,342	$4,722	$30
Special Mention	-	-	-	-	-
Substandard	-	-	-	-	-
Doubtful	-	-	-	-	-
Ending Balance	$1,914	$516	$3,342	$4,722	$30

	June 30, 2021
	Construction	Land Acquisition & Development Loans	Multi-family Residential	Commercial Real Estate	Commercial
	(Dollars in Thousands)
Pass	$2,612	$666	$3,469	$3,939	$-
Special Mention	-	-	-	-	-
Substandard	-	-	-	-	-
Doubtful	-	-	-	-	-
Ending Balance	$2,612	$666	$3,469	$3,939	$-

The following table presents performing and non-performing 1 – 4 family residential and consumer loans based on payment activity for the periods ended March 31, 2022 and June 30, 2021.

	March 31, 2022
	1 – 4 Family	Consumer
	(Dollars in Thousands)
Performing	$62,449	$3,498
Non-performing	-	-
Total	$62,449	$3,498

	June 30, 2021
	1 – 4 Family	Consumer
	(Dollars in Thousands)
Performing	$67,410	$2,875
Non-performing	-	-
Total	$67,410	$2,875

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

The Company had no unallocated loss allowance balance at March 31, 2022.

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

The following tables summarize the primary segments of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2022 and 2021. Activity in the allowance is presented for the three and nine months ended March 31, 2022 and 2021.

	As of March 31, 2022
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2021	$342	$49	$20	$21	$62	$35	$-	$529
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(18)	15	(6)	(1)	(7)	(1)	2	(16)
Ending ALLL Balance at March 31, 2022	$324	$64	$14	$20	$55	$34	$2	$513
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	324	64	14	20	55	34	2	513
	$324	$64	$14	$20	$55	$34	$2	$513

	As of March 31, 2022
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2021	$389	$50	$11	$24	$59	$32	$-	$565
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(65)	14	3	(4)	(4)	2	2	(52)
Ending ALLL Balance at March 31, 2022	$324	$64	$14	$20	$55	$34	$2	$513
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	324	64	14	20	55	34	2	513
	$324	$64	$14	$20	$55	$34	$2	$513

	As of March 31, 2021
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at December 31, 2020	$446	$34	$6	$25	$62	$36	$2	$611
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(29)	22	5	-	(1)	(3)	(2)	(8)
Ending ALLL Balance at March 31, 2021	$417	$56	$11	$25	$61	$33	$-	$603
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	417	56	11	25	61	33	-	603
	$417	$56	$11	$25	$61	$33	$-	$603

	As of March 31, 2021
	First Mortgage Loans
	1 – 4 Family	Construction	Land Acquisition & Development	Multi- family	Commercial	Consumer Loans	Commercial Loans	Total
	(Dollars in Thousands)
Beginning ALLL Balance at June 30, 2020	$449	$38	$6	$26	$66	$32	$1	$618
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provisions	(32)	18	5	(1)	(5)	1	(1)	(15)
Ending ALLL Balance at March 31, 2021	$417	$56	$11	$25	$61	$33	$-	$603
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	417	56	11	25	61	33	-	603
	$417	$56	$11	$25	$61	$33	$-	$603

During the three and nine months ended March 31, 2022, the Company’s ALLL decreased by $16 thousand and $52 thousand, respectively.  The decrease in the ALLL for the three months ended March 31, 2022 was primarily attributable to a $23 thousand decrease associated with reversing a portion of the Company's previously recorded COVID-19 provision and a $4 thousand decrease attributable to lower balances of land acquisition and development loans which were offset by a $10 thousand increase in the ALLL attributable to higher balances of 1-4 family loans.

The decrease in the ALLL for the nine months ended March 31, 2022 was primarily attributable to a $63 thousand decrease associated with reversing a portion of the Company's previously recorded COVID-19 provision which was partially offset by non-COVID-19 provisions related to the Company's loan segments.  The Company anticipates reversing the remaining COVID-19 provision quarterly over the remainder of fiscal 2022, which totaled approximately $22 thousand at March 31, 2022.

10.	FEDERAL HOME LOAN BANK (FHLB) ADVANCES

The following table presents contractual maturities of FHLB long-term advances as of March 31, 2022 and June 30, 2021.

	Maturity range		Weighted-average	Stated interest rate range		March 31,	June 30,
Description	from	to	interest rate4	from	to	2022	2021
						(Dollars in Thousands)
Fixed	10/1/2021	10/3/2022	3.09%	2.95%	3.09%	$5,000	$10,000
Adjustable	10/1/2021	10/1/2021	N/A	0.29%	0.36%	-	25,000
Total						$5,000	$35,000
__________________________
[4] As of March 31, 2022

Maturities of FHLB long-term advances at March 31, 2022, are summarized as follows:

Maturing During		Weighted-
Fiscal Year Ended		Average
June 30:	Amount	Interest Rate5
(Dollars in Thousands)
2022	$-	-
2023	5,000	3.09%
2024	-	-
2025	-	-
2026	-	-
2026 and thereafter	-	-
Total	$5,000	3.09%

The Company also utilized revolving and short-term FHLB advances. Short-term FHLB advances generally mature within 90 days, while revolving FHLB advances may be repaid by the Company without penalty. The following table presents information regarding such advances as of March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021
	(Dollars in Thousands)
FHLB revolving and short-term advances:
Ending balance	$161,823	$113,093
Average balance	65,095	34,715
Maximum month-end balance	161,824	113,093
Average interest rate	0.33%	0.34%
Weighted-average rate at period end	0.41%	0.28%

At March 31, 2022, the Company had remaining borrowing capacity with the FHLB of approximately $13.1 million.

The FHLB advances are secured by the Company’s FHLB stock, loans, and mortgage-backed and investment securities held in safekeeping at the FHLB. FHLB advances are subject to substantial prepayment penalties.

11.	OTHER SHORT-TERM BORROWINGS

The Company periodically utilizes other short-term borrowings comprised of FRB discount window borrowings. FRB discount window borrowings mature within 90 days and may be repaid prior to maturity without penalty, in whole or in part, plus accrued interest. The following table presents information regarding the FRBC borrowings as of March 31, 2022 and June 30, 2021:

FRBC Discount Window Borrowings:

	March 31,	June 30,
	2022	2021
	(Dollars in Thousands)
Ending balance	$-	$-
Average balance	-	456
Maximum month-end balance	-	5,875
Average interest rate	-%	0.25%
Weighted-average rate at period end	-%	-%

            At March 31, 2022 the Company had remaining borrowing capacity with the FRB of approximately $27.6 million.

[5] As of March 31, 2022.

12.	FAIR VALUE MEASUREMENTS

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

The following tables present the assets reported on a recurring basis on the Consolidated Balance Sheet at their fair value as of March 31, 2022 and June 30, 2021, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2022
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
U.S. government agency securities	$-	$3,047	$-	$3,047
Corporate debt securities	-	98,085	-	98,085
Foreign debt securities[6]	-	33,474	-	33,474
Obligations of states and political subdivisions	-	681	-	681
	$-	$135,287	$-	$135,287

[6] U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

	June 30, 2021
	Level I	Level II	Level III	Total
	(Dollars in Thousands)
Assets measured on a recurring basis:
Investment securities – available for sale:
U.S. government agency securities	$-	$3,214	$-	$3,214
Corporate securities	-	110,040	-	110,040
Foreign debt securities[7]	-	37,598	-	37,598
Obligations of states and political subdivisions	-	725	-	725
	$-	$151,577	$-	$151,577

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments are as follows:

	March 31, 2022
	Carrying Amount	Fair Value	Level I	Level II	Level III
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$3,323	$3,323	$3,323	$-	$-
Certificates of deposit	350	350	350	-	-
Investment securities – held to maturity	9,954	9,545	-	9,545	-
Mortgage-backed securities – held to maturity:
Agency	129,054	125,502	-	125,502	-
Private-label	359	422	-	-	422
Net loans receivable	76,166	75,035	-	-	75,035
Accrued interest receivable	987	987	987	-	-
FHLB stock	6,793	6,793	6,793	-	-
Bank owned life insurance	5,104	5,104	5,104	-	-
FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$27,741	$27,741	$27,741	$-	$-
Interest-earning checking	28,148	28,148	28,148	-	-
Savings accounts	50,293	50,293	50,293	-	-
Money market accounts	24,062	24,062	24,062	-	-
Certificates of deposit	29,972	29,856	-	-	29,856
Advance payments by borrowers for taxes and insurance	1,460	1,460	1,460	-	-
FHLB advances – fixed rate	5,000	5,016	-	-	5,016
FHLB advances – variable rate	-	-	-	-	-
FHLB short-term advances	161,823	161,823	161,823	-	-
Accrued interest payable	114	114	114	-	-

 7 U.S. dollar-denominated investment-grade corporate bonds of large foreign corporate issuers.

	June 30, 2021
	Carrying Amount	Fair Value	Level I	Level II	Level III
	(Dollars in Thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$2,551	$2,551	$2,551	$-	$-
Certificates of deposit	350	350	350	-	-
Investment securities – held to maturity	15,489	15,592	-	15,592	-
Mortgage-backed securities – held to maturity:
Agency	82,059	82,202	-	82,202	-
Private-label	400	457	-	-	457
Net loans receivable	80,684	82,930	-	-	82,930
Accrued interest receivable	749	749	749	-	-
FHLB stock	6,044	6,044	6,044	-	-
Bank owned life insurance	5,021	5,021	5,021	-	-
FINANCIAL LIABILITIES
Deposits:
Non-interest bearing deposits	$25,452	$25,452	$25,452	$-	$-
Interest-earning checking	26,881	26,881	26,881	-	-
Savings accounts	50,058	50,058	50,058	-	-
Money market accounts	22,995	22,995	22,995	-	-
Certificates of deposit	29,731	29,763	-	-	29,763
Advance payments by borrowers for taxes and insurance	2,050	2,050	2,050	-	-
FHLB advances – fixed rate	10,000	9,763	-	-	9,763
FHLB advances – variable rate	25,000	25,000	25,000	-	-
FHLB short-term advances	113,093	113,093	113,093	-	-
Accrued interest payable	155	155	155	-	-

All financial instruments included in the above tables, with the exception of net loans receivable, certificates of deposit liabilities, and FHLB advances – fixed rate, are carried at cost, which approximates the fair value of the instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED March 31, 2022

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

GENERAL

WVS Financial Corp. (WVS or the “Company”) is the parent holding company of West View Savings Bank (“West View” or the “Savings Bank”). The Company was organized in July 1993 as a Pennsylvania-chartered unitary bank holding company and acquired 100% of the common stock of the Savings Bank in November 1993.

West View Savings Bank is a Pennsylvania-chartered, FDIC-insured stock savings bank conducting business from five offices in the North Hills suburbs of Pittsburgh. The Savings Bank converted from the mutual to the stock form of ownership in November 1993. The Savings Bank had no subsidiaries at March 31, 2022.

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

Effects of COVID-19 Pandemic

The Company’s business is dependent upon the willingness and ability of our employees and clients to conduct banking and other financial transactions. The persistence of the novel coronavirus (COVID-19) pandemic has negatively impacted the global economy, disrupted global supply chains and increased unemployment levels. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees and communities during this difficult time. The Company has given hardship relief assistance to customers, including the consideration of various loan payment deferral and fee waiver options, and encourages customers to reach out for assistance to support their individual circumstances. The pandemic could result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses were to close once again, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

Branch Closure

        On December 17, 2021, the Company closed its leased branch office located at 572 Lincoln Avenue, Bellevue, PA (Bellevue Branch).  Upon closing the Bellevue Branch, associated deposits totaling approximately $11.9 million were transferred to our West View Borough branch.  Management anticipates that a significant portion of the transferred deposits will remain with the West View Borough branch.

FINANCIAL CONDITION

The Company’s assets totaled $368.8 million at March 31, 2022, as compared to $346.1 million at June 30, 2021. The $22.7 million, or 6.6%, increase in total assets was primarily due to a $47.0 million increase in floating rate U.S. Government Agency MBS, which was partially offset by a $16.3 million decrease in available-for-sale investment securities, a $5.5 million decrease in held-to-maturity investment securities, and a $4.5 million decrease in net loans receivable. The decreases in investment securities available-for-sale and held-to-maturity were primarily the result of maturities and early issuer redemptions of $49.1 million and $9.1 million, respectively, partially offset by purchases of investment securities totaling $38.7 million. The increase in mortgage-backed securities was due primarily to purchases of floating rate U.S. Government Agency mortgage-backed securities totaling approximately $79.2 million, partially offset by repayments of $32.3 million on mortgage-backed securities.  The decrease in net loans receivable was attributable to repayments in excess of originations.

The Company’s total liabilities increased $23.4 million, or 7.6%, to $331.1 million as of March 31, 2022 from $307.7 million as of June 30, 2021. The increase in total liabilities was primarily comprised of a $48.7 million increase in FHLB short-term advances and a $4.5 million increase in deposits, partially offset by a $30.0 million decrease in FHLB long-term advances.   The increase in total deposits was primarily attributable to increases in non-interest bearing accounts, NOW accounts and money market accounts of $2.3 million, $1.3 million, $1.1 million and $241 thousand respectively, partially offset by advance payments by borrowers for taxes and insurance of $590 thousand.  The increase in non-interest bearing and NOW accounts were primarily the result of normal fluctuations in such accounts. A significant portion of retail time deposits were transferred into savings accounts. The increase FHLB short-term borrowings and brokered deposits primarily funded purchases of mortgage-backed securities and available-for-sale investment securities. See also Quantitative and Qualitative Disclosures About Market Risk “Asset and Liability Management”.

Total stockholders’ equity decreased $729 thousand, or 1.9%, to $37.7 million as of March 31, 2022, from $38.4 million as of June 30, 2021. The decrease in stockholders’ equity was primarily attributable to a decrease in accumulated other comprehensive income of $1.2 million and cash dividends paid totaling$522 thousand, which were partially offset by net income totaling $939 thousand and an increase in amortization of unallocated ESOP shares of $101 thousand. The decrease in accumulated other comprehensive income was primarily the result of an increase in the unrealized loss on the Company’s available-for-sale investment portfolio.

RESULTS OF OPERATIONS

General. WVS reported net income of $338 thousand, or $0.19 earnings per share (basic and diluted), for the three months ended March 31, 2022 as compared to $265 thousand, or $0.15 per share (basic and diluted), for the same period in 2021. The $73 thousand increase in net income for the for the three monthsended March 31, 2022 was primarily attributable to a $84 thousand increase in net interest income, a $63 thousand decrease in non-interest expense and a $7 thousand decrease in the provision for loan losses, which were offset by a $25 thousand increase in income tax expense and a $56 thousand decrease in non-interest income, when compared to the same period in 2021.

Net income for the nine months ended March 31, 2022 totaled $939 thousand, or $0.54 per share (diluted and basic), as compared to $1.0 million, or $0.59 per diluted share for the same period in 2021.  The $102 thousand, or 9.8%, decrease in net income during the nine months ended March 31, 2022 was primarilyattributable to a $152 thousand decrease in net interest income and a $32 thousand increase in non-interest expense, offset by a $41 thousand decline in income tax expense, a $4 thousand increase in non-interest income and a $36 thousand reduction in provision for loan losses, when compared to the same period in 2021.

Net Interest Income. The Company’s net interest income increased by $84 thousand, or 7.4%, for the three months ended March 31, 2022, when compared to the same period in 2021. The increase in net interest income is attributable to a $68 thousand increase in interest and dividend income and a $16 thousand decreasein interest expense. The increase in interest and dividend income during the three months ended March 31, 2022 was primarily attributable to higher average balances of floating rate MBS and higher yields on loans and investment securities (other than MBS) which were offset by lower average balances of loans and investment securities outstanding and lower yields on the floating rate MBS portfolio, when compared to the same period in 2021. The decrease in interest expense during the three months ended March 31, 2022 was primarily attributable to lower average balances of brokered certificates of deposits (CDs) and lower yields paid on FHLB advances and money market accounts offset by higher average balances of FHLB advances outstanding and higher yields paid on brokered CDs, when compared to the same period in 2021.

For the nine months ended March 31, 2022, net interest income decreased $152 thousand, or 4.1%, when compared to the same period in 2021.  The decrease in net interest income was attributable to a $391 thousand decrease in interest and dividend income, which was offset by a $239 thousand decrease in interest expense when compared to the same period in 2021.  The decrease in interest and dividend income for the nine months ended March 31, 2022, was primarily the result of lower average balances of loans outstanding and lower average yields on investment and floating rate MBS offset by higher average balances of investment and floating rate MBS outstanding and higher average yields earned on the loan portfolio, when compared to the same period in 2021.  The decrease in interest expense for the nine months ended March 31, 2022was primarily attributable to lower average rates paid on savings deposits (including brokered CDs) and FHLB advances offset by higher outstanding balances of FHLB advances and savings deposits (including brokered CDs), when compared to the same period in 2021.

Interest Income. Interest income on net loans receivable decreased $53 thousand, or 7.0%, and $309 thousand, or 12.8%, for the three and nine months ended March 31, 2022, respectively, when compared to the same periods in 2021. The decrease for the three and nine months ended March 31, 2022 was primarily attributable to a $11.1 million and $11.6 million decrease in the average balance of net loans receivable, respectively, partially offset by a 22 and 1 basis point increase in the average loan portfolio, respectively, when compared to the same periods in 2021. The decrease in the average balance of loans outstanding in both periods was primarily attributable to decreased loan originations and purchases.

Interest income on investment securities decreased $36 thousand or 9.7% and $178 thousand or 14.8% for the three and nine months ended March 31, 2022, respectively, when compared to the same periods in 2021. The decrease for the three months ended March 31, 2022 was primarily attributable to a $16.4 million decrease in the average balance of these investment securities, partially offset by a 209 basis point increase in the weighted-average yield on the available-for-sale portfolio when compared to the same period in 2021.  The decrease for the nine months ended March 31, 2022 was primarily attributable to a 6 basis point decrease in weighted-average yield on the available-for-sale portfolio, partially offset by a $522 thousand increase in the average balance of these investment securities when compared to the same period in 2021.

Interest income on mortgage-backed securities increased $127 thousand or 85.2% for the three months ended March 31, 2022, when compared to the same period in 2021. The increase for the three months ended March 31, 2022 was primarily attributable to an increase of $78.8 million in average balances of U.S.Government agency mortgage-backed securities partially offset by a decrease of 29 basis points in the weighted-average yield earned on U.S. Government agency mortgage-backed securities when compared to the same period in 2021. The increase in the average balances of U.S. Government agency mortgage-backed securitiesduring the three months ended March 31, 2022 was attributable to purchases of $79.2 million of floating rate U.S. Government agency mortgage-backed securities, partially offset by principal paydowns of $32.3 million, when compared to the same period in 2021. The $32.3 million in principal paydowns was used to purchase floating rate U.S. Government agency mortgage-backed securities.  Interest income on mortgage-backed securities increased $91 thousand or 14.6% for the nine months ended March 31, 2022, when compared to the same period in 2021.  The increase for the nine months ended March 31, 2022 was primarily attributable to a $35.3 million increase in such average balances, partially offset by a decrease of 27 basis points in the weighted-average yield earned on U.S. Government agency mortgage-backed securities, when compared to the same period in 2021.

Interest income on bank certificates of deposit decreased $2 thousand and $8 thousand for the three and nine months ended March 31, 2022 respectively, when compared to the same periods in 2021. The decrease for the three months ended March 31, 2022 was attributable to a $262 thousand decrease in the average balances of bank time deposits and an 82 basis point decrease in average yield earned on bank time deposits when compared to the same period in 2021.  The decrease for the nine months ended March 31, 2022 was attributable to a $716 thousand decrease in the average balances of bank time deposits, partially offset by a 27 basis point increase in average yield earned on bank time deposits when compared to the same period in 2021.

Dividend income on FHLB stock increased $32 thousand or 84.2% for the three months ended March 31, 2022 when compared to the same period in 2021. The increase for the three months ended March 31, 2022 was primarily attributable to a $3.6 million increase in the average balance of FHLB stock held, partiallyoffset by 78 basis point decrease in the weighted-average yield earned.  For the nine months ended March 31, 2022, dividend income on FHLB stock increased $13 thousand or 7.5%, when compared to the same period in 2021.  The increase for the nine months ended March 31, 2022 was primarily attributable to a $988 thousand increase in the average balance of FHLB stock held, partially offset by a 82 basis point decrease in the weighted -average yield earned.

Interest Expense. Interest paid on FHLB short-term advances increased $68 thousand or 272.0% for the three months ended March 31, 2022, when compared to the same period in 2021. The increase for the three months ended March 31, 2022 was primarily attributable to a $124.3 million increase in the average balanceof FHLB short-term advances outstanding, partially offset by a 8 basis point decrease in the weighted-average rate paid on FHLB short-term balances outstanding. Interest paid on FHLB short-term advances increased $123 thousand or 144.7% for the nine months ended March 31, 2022, when compared to the same period in2021.  The increase for the nine months ended March 31, 2022 was primarily attributable to a $33.6 million increase in the average balance of FHLB short-term advances outstanding and a 7 basis point increase in the weighted-average rate paid on FHLB short-term balances outstanding.  The decrease in rates paid on FHLB short-term borrowings were consistent with decreases in short-term market interest rates.

Interest paid on FHLB long-term fixed rate advances decreased $38 thousand for the three months ended March 31, 2022, when compared to the same period in 2021.  The $134 thousand decrease for the three months ended March 31, 2022 was primarily attributable to a $5.0 million decrease in the average balance of FHLB long-term fixed rate advances, when compared to the same period in 2021.  The decrease for the nine months ended March 31, 2022 as primarily attributable to a $5.0 million decrease in the average balance on FHLB long-term fixed rate advances and a 37 basis point decrease in the weighted average rate paid on such advances.  The decrease in average balances of FHLB long-term fixed rate advances outstanding was due to better rates and terms in FHLB short-term advances and wholesale time deposits.

Interest paid on FHLB long-term variable rate advances decreased $19 thousand for the three months ended March 31, 2022, when compared to the same period in 2021. The decrease for the three months ended March 31, 2022 was primarily attributable to a $25.0 million decrease in the average balance of FHLB long-term variable rate advances and a 30 basis point decrease in the weighted-average rate paid on FHLB long-term variable rate advances.  Interest paid on FHLB long-term variable rate advances decreased $76 thousand for the nine months ended March 31, 2022, when compared to the same period in 2021.  The decrease for thenine months ended March 31, 2022 was primarily attributable to a $1.9 million decrease in the average balance of FHLB long-term variable rate advances and a 21 basis point decrease in the weighted-average rate paid in FHLB long-term variable rate advances.

Interest expense on deposits decreased $27 thousand, or 44.3%, for the three months ended March 31, 2022, when compared to the same period in 2021. The decrease in interest expense on deposits for the three months ended March 31, 2022 was primarily attributable to a decrease of $46.2 million in the average balanceof time deposits and NOW accounts, partially offset by a 4 basis point increase in the weighted-average rate paid on time deposits when compared the same period in the prior year.  Interest expense on deposits decreased $151 thousand or 58.8% for the nine months ended March 31, 2022, when compared to the same period in 2021.  The decrease in interest expense on deposits for the nine months ended March 31, 2022 was primarily attributable to a decrease of 41 basis point decrease in the weighted-average rate paid on time deposits partially offset by a $15.6 million in the average balance of time deposits, when compared to the same period in the prior year.

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

Provisions for loan losses decreased $7 thousand and $36 thousand for the three and nine months ended March 31, 2022, respectively, when compared to the same period in 2021. The decrease in the provision for loan losses for the three and nine months ended March 31, 2022 was primarily due to decreased reserve factors related to the COVID-19 pandemic totaling $22 thousand and $63 thousand, respectively, which were partially offset by changes in average balance of net loans outstanding, when compared to the same periods in 2021. At March 31, 2022, the Company’s total allowance for loan losses amounted to $513 thousand or 0.67% of the Company’s total loan portfolio, as compared to $565 thousand and 0.70% at June 30, 2021. At March 31, 2022 and June 30, 2021, the Company had no non-performing loans or any loans in COVID-19 deferral status.

The Company anticipates continuing to reverse the COVID-19 portion of the allowance for loan and leases throughout fiscal 2022 assuming continued favorable trends in the COVID-19 pandemic, which totaled $22 thousand at March 31, 2022.

Non-Interest Income. For the three and nine months ended March 31, 2022, non-interest income decreased $56 thousand or 36.8% and increased $5 thousand or 1.40% compared to the same periods in 2021, respectively.  For the quarter ended March 31, 2022, the decrease was attributable to a $56 thousand decrease ingains on investments, when compared to the same period in 2021.  For the nine months ended March 31, 2022, the increase was attributable to a $13 thousand decrease in other than temporary impairment losses and an $11 thousand increase in service charges on deposits, partially offset by a $19 thousand decrease in gains on investments, when compared to the same period in 2021.

Non-Interest Expense. Non-interest expense decreased $63 thousand or 6.7% and increased $32 thousand or 1.2% for the three and nine months ended March 31, 2022, when compared to the same period in 2021. The decrease for the three months ended March 31, 2022, was primarily due to a $10 thousand decrease inoccupancy and equipment expenses and a $84 thousand decrease in employee compensation and benefits expense, which were partially offset by a $17 thousand increase in the federal deposit insurance premium expense and a $12 thousand increase in the provision for off-balance sheet commitments (primarily unfunded loan commitments), when compared to the same period of 2021.  The increase for the nine months ended March 31, 2022, was primarily due to a $44 thousand increase in provision for losses on off balance sheet commitments, $17 thousand increase in occupancy and equipment expense and a $9 thousand increase in the federal deposit insurance premium expense, partially offset by a $35 thousand decrease in salaries and employee benefits, $2 thousand decrease in data processing expense and a $2 thousand decrease in ATM network expense, when compared to the same period of 2021.

Income Tax Expense. Income tax expense increased $25 thousand and decreased $41 thousand for the three and nine months ended March 31, 2022, when compared to the same periods in 2021, respectively. The increase for the three and the decrease for the nine months ended March 31, 2022 was primarily due to fluctuations of taxable income, when compared to the same periods in 2021.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.8 million during the nine months ended March 31, 2022. Net cash provided by operating activities was primarily attributable to $939 thousand of Company net income and $941 thousand of amortization of discounts, premiums and deferred loan fees.

Net cash used for investing activities totaled $23.7 million for the nine months ended March 31, 2022.  Primary uses of funds for investing activities during the nine months ended March 31, 2022 included purchases of investment securities available-for-sale totaling $38.7 million, purchases of mortgage-backed securitiesand loans totaling $79.2 million and $3.7 million, respectively.  Primary sources of funds from investing activities during the nine months ended March 31, 2022 included proceeds from repayments of investment securities of $43.6 million, proceeds from early issuer redemptions of investment securities of $9.1 million,$32.3 million of repayments of mortgage-backed securities, $5.5 million of proceeds from repayments of held-to-maturity investment securities, a decrease in loans receivable of $8.2 million.

Funds provided by financing activities totaled $22.7 million for the nine months ended March 31, 2022.  Primary sources of funds from financing activities were increases in NOW accounts, money market accounts, certificates of deposits transaction and savings account and FHLB short-term advances of $3.6 million, $1.1 million, $241 thousand, $235 thousand and $48.7 million, respectively. Primary uses of funds by financing activities were decreases in FHLB long-term advances totaling $30.0 million, advance payments by borrowers for taxes and insurance of $590 thousand, $522 thousand of cash dividends paid and purchases of treasury stock of $66 thousand.

The decrease in advance payments by borrowers for taxes and insurance were primarily attributable to seasonal withdrawals for the payment of local real estate taxes. The increase in certificates of deposit at March 31, 2022 was due principally to a $1.5 million increase in brokered deposits, which was partially offset by a$1.3 million decrease in retail time deposits.  The increase in transaction and savings accounts were primarily attributable to normal calendar year end fluctuations of transaction account balances and transfers of maturing time deposits into savings accounts due to the small yield differential in rates paid on time versus savings deposits.  Management has determined that it currently is maintaining adequate liquidity and continues to match funding sources with lending and investment opportunities.

The Company’s primary sources of funds are deposits, amortization, repayments and maturities of existing loans, mortgage-backed securities and investment securities, funds from operations, and funds obtained through FHLB advances and other borrowings. Certificates of deposit scheduled to mature in one year or less atMarch 31, 2022 totaled $26.5 million.

Historically, the Company used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a substantial portfolio of investment securities. The Company's available-for-sale portfolio totaled $135.3 million at March 31, 2022. In addition, the Company had $350 thousand of certificates of deposit and $3.3 million of cash and cash equivalents at March 31, 2022. Management believes that the Company currently has adequate liquidity available to respond to liquidity demands.

On April 25, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share, on the common stock payable on May 19, 2022, to shareholders of record at the close of business on May 19, 2022.  Dividends are subject to determination and declaration by the Board of Directors, which take into account the Company’s financial condition, statutory and regulatory restrictions, general economic conditions and other factors. There can be no assurance that dividends will in fact be paid on the common stock in future periods or that, if paid, such dividends will not be reduced or eliminated.

As of March 31, 2022, WVS Financial Corp. exceeded all regulatory capital requirements and maintained Common Equity Tier I Capital, Tier I, and total risk-based capital equal to $38.4 million or 19.14%, $38.4 million or 19.14%, and $38.9 million or 19.42%, respectively, of total risk-weighted assets, and Tier I leverage capital of $38.4 million or 10.58% of average quarterly assets.

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

The Company had no non-performing assets at March 31, 2022 or June 30, 2021.

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

During the fiscal years 2013-2021 and into fiscal year 2022, short intermediate and long-term market interest rates fluctuated considerably. Many central banks, including the Federal Reserve, continued above normal levels of monetary accommodation including quantitative easing and targeted asset purchase programs. The desired outcomes of these programs were to stimulate aggregate demand, reduce high levels of unemployment and to further lower market interest rates.  Beginning during the quarter ended March 31, 2022, many central banks, including the Federal Reserve, began to reduce the level of monetary accomodation through rate increases and reduced levels of targeted asset prchases.

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

	March 31,	June 30,
	2022	2021	2020
	(Dollars in Thousands)
Interest-earning assets maturing or repricing within one year	$254,387	$222,105	$289,076
Interest-bearing liabilities maturing or repricing within one year	228,583	201,614	218,272
Interest sensitivity gap	$25,804	$20,491	$70,804
Interest sensitivity gap as a percentage of total assets	7.00%	5.92%	19.83%
Ratio of assets to liabilities maturing or repricing within one year	111.29%	110.16%	132.44%

The following table illustrates the Company’s estimated stressed cumulative repricing gap – the difference between the amount of interest-earning assets and interest-bearing liabilities expected to reprice at a given point in time – at March 31, 2022. The table estimates the impact of an upward or downward change in market interest rates of 100 and 200 basis points.

Cumulative Stressed Repricing Gap

	Month 3	Month 6	Month 12	Month 24	Month 36	Month 60	Long Term
	(Dollars in Thousands)
Base Case Up 200 bp
Cumulative Gap ($’s)	$5,863	$11,402	$23,513	$58,664	$57,340	$52,989	$35,474
% of Total Assets	1.6%	3.1%	6.4%	15.9%	15.5%	14.4%	9.6%
Base Case Up 100 bp
Cumulative Gap ($’s)	$6,115	$11,888	$24,418	$60,082	$58,976	$54,801	$35,474
% of Total Assets	1.7%	3.2%	6.6%	16.3%	16.0%	14.9%	9.6%
Base Case No Change
Cumulative Gap ($’s)	$6,501	$12,634	$25,805	$62,197	$61,493	$57,644	$35,474
% of Total Assets	1.8%	3.4%	7.0%	16.9%	16.7%	15.6%	9.6%
Base Case Down 100 bp
Cumulative Gap ($’s)	$6,954	$13,513	$27,419	$64,631	$64,411	$60,893	$35,474
% of Total Assets	1.9%	3.7%	7.4%	17.5%	17.5%	16.5%	9.6%
Base Case Down 200 bp
Cumulative Gap ($’s)	$7,444	$14,449	$29,114	$67,163	$67,438	$64,053	$35,474
% of Total Assets	2.0%	3.9%	7.9%	18.2%	18.3%	17.4%	9.6%

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

The following table presents the simulated impact of a 100 and 200 basis point upward or downward (parallel) shift in market interest rates on net interest income, return on average equity, return on average assets and the market value of portfolio equity at March 31, 2022. This analysis was done assuming that the interest-earning assets will average approximately $365 million and $366 million over a projected twelve and twenty-four month period, respectively, for the estimated impact on change in net interest income, return on average equity and return on average assets. The estimated changes in market value of equity were calculated using balance sheet levels at March 31, 2022. Actual future results could differ materially from our estimates primarily due to unknown future interest rate changes and the level of prepayments on our investment and loan portfolios and future FDIC regular and special assessments.

Analysis of Sensitivity to Changes in Market Interest Rates

	Twelve Month Forward Modeled Change in Market Interest Rates
	March 31, 2023					March 31, 2024
Estimated impact on:	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Change in net interest income	-22.3%	-17.2%	0%	1.4%	3.8%	0%	0%	0%	9.0%	18.8%
Return on average equity	2.07%	2.63%	4.45%	4.60%	4.85%	0.83%	2.33%	5.16%	6.14%	7.18%
Return on average assets	0.21%	0.27%	0.46%	0.48%	0.50%	0.08%	0.24%	0.55%	0.65%	0.77%
Market value of equity (in thousands)	$40,801	$43,823	$46,300	$46,563	$46,888

The table below provides information about the Company’s anticipated transactions comprised of firm loan commitments and other commitments, including undisbursed letters and lines of credit, at March 31, 2022. The Company used no derivative financial instruments to hedge such anticipated transactions as of March 31, 2022.

Anticipated Transactions
(Dollars in Thousands)
Undisbursed construction and development loans	$7,272
Undisbursed lines of credit	4,947
Loan origination commitments	3,906
$16,125

In the ordinary course of its construction lending business, the Savings Bank enters into performance standby letters of credit. Typically, the standby letters of credit are issued on behalf of a builder to a third party to ensure the timely completion of a certain aspect of a construction project or land development. At March 31, 2022, the Savings Bank had no performance standby letters of credit outstanding. In the event that an obligor is unable to perform its obligations as specified in the applicable letter of credit agreement, the Savings Bank would be obligated to disburse funds up to the amount specified in the letter of credit agreement. The Savings Bank’s policy is to maintain adequate collateral that could be liquidated to fund such contingent obligations.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

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

During the quarter ended March 31, 2022, no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information with respect to purchases of common stock of the Company made by WVS Financial Corp. during the three months ended March 31, 2022.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs(2)
01/01/22 – 01/31/22	-	-	-	68,729
02/01/22 – 02/28/22	3,087	$15.27	-	65,642
03/01/22 – 03/31/22	1,245	$15.14	-	64,397
Total	4,332	$15.23	-	64,397

(1)	All shares indicated were purchased under the Company’s Twelfth Stock Repurchase Program.
(2)	Twelfth Stock Repurchase Program
(a)	The Program was announced March 24, 2020.
(b)	The Program has 100,000 common shares approved for repurchase.
(c)	The Program has no fixed date of expiration.
(d)	The Program has not expired and has 64,397 common shares remaining to be purchased at March 31, 2022.
(e)	Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

(a) Not applicable.

(b) Not applicable.

ITEM 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index.

Number	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Accounting Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Accounting Officer
99	Report of Independent Registered Public Accounting Firm
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WVS FINANCIAL CORP.

Date:	May 13, 2022	BY:	/s/ David J. Bursic
David J. Bursic President and Chief Executive Officer (Principal Executive Officer)

Date:	May 13, 2022	BY:	/s/ Mary Magestro-Johnston
Mary Magestro-Johnston Vice-President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)